Form 10-K
period 1994-10-01
PHARMACEUTICAL RESOURCES INC
filed 1994-12-29
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10 - K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                     For Fiscal Year Ended October 1, 1994

                         Commission File Number 1-10827

                         PHARMACEUTICAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)
        NEW JERSEY                                                    22-3122182
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

One Ram Ridge Road, Spring Valley, New York                                10977
  (Address of principal executive office)                             (Zip Code)

       Registrant's telephone number, including area code: (914) 425-7100
          Securities registered pursuant to Section 12(b) of the Act:

          Title of Class               Name of each exchange on which registered
                                       The New York Stock Exchange, Inc.
     Common Stock $.01 par value       The Pacific Stock Exchange, Inc.
     ---------------------------       --------------------------------
                                       The New York Stock Exchange, Inc.
     Common Stock Purchase Rights      The Pacific Stock Exchange, Inc.
     ----------------------------      --------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
            Series A Convertible Preferred Stock, $.0001 par value
          -----------------------------------------------------------

                                (Title of Class)
                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:    Yes     [X]     No
                                                   -------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

                                  $130,772,610

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 19, 1994 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

                                   14,593,395
      Number of shares of common stock outstanding as of December 19, 1994
                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENTS                            PARTS OF FORM 10-K INTO WHICH
                                                 DOCUMENT IS INCORPORATED
Proxy Statement for the                                     Part III
1995 Annual Meeting of Common
Shareholders of Registrant

                                    PART  I


ITEM 1.  Business.
- - - - - - - ------   --------

GENERAL

   Pharmaceutical Resources, Inc. ("PRI") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. In addition to Par, PRI has seven other subsidiaries, the activities of which are not significant. PRI was organized, as a subsidiary of Par, under the laws of the State of New Jersey on August 2, 1991. On August 12, 1991, Par effected a reorganization of its corporate structure, pursuant to which PRI became Par's parent company. References herein to the "Registrant" or the "Company" shall be deemed to refer to PRI and all of its subsidiaries since August 12, 1991, or Par and all of its subsidiaries prior thereto, as the context may require. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is
(914) 425-7100.

   The Company's current product line consists of prescription and, to a much lesser extent, over-the-counter drugs. Approximately 86 products (representing 34 drugs) are currently being marketed (see "--Product Line Information"). Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) name rather than by a brand name. Normally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs.

   Issuance by the U.S. Food and Drug Administration (the "FDA") of new product approvals had slowed dramatically over the last several years because of investigations into the generic drug industry and the FDA approval process. The findings of these investigations led to, and are expected to continue to lead to, legislative, regulatory, and/or policy changes to strengthen the effectiveness of the approval process. As a result, the new drug approval process is more stringent and difficult, as well as more costly and time-consuming.

   The Company markets its products primarily to drug distributors, wholesalers and retail drug store chains through its own sales staff, which has been assisted by independent, commissioned sales representatives. The Company intends to increase its marketing efforts to clinics, government agencies and other managed health care organizations. The Company has further developed its internal sales staff in order to lessen its reliance on outside sales representatives (see "--Recent Developments" and "--Marketing and Customers").

 Recent Developments:

   In October 1993, the Company was informed by the FDA that it had completed the Application Integrity Assessment Program (the "Assessment Program") for Par and that the FDA would review Abbreviated New Drug Applications ("ANDAs") submitted by Par for the approval of generic drugs. Par also became eligible to bid again on government contracts (see "--Government Regulation" and "Notes to Financial Statements-- Settlements
- - - - - - - --Fiscal Year 1993").

   During the first and second quarters of fiscal year 1994, the Company settled three significant lawsuits against it. These settlements and related expenses were reflected in the Company's consolidated financial statements for the fiscal year ended October 2, 1993 (See "--Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Settlements" and "Notes to Financial Statements--Settlements--Fiscal Year 1993").

   The Company expanded its research and development capabilities (see "--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Operating Expenses--Research and Development"), and as a result, the Company filed three submissions for ANDAs and expects to file additional submissions. Additionally, the Company reintroduced Metronidazole, an anti-bacterial drug, in November 1993, and Indomethacin, an anti-inflammatory drug, in January 1994 (see "--Product Line Information").

   To further expand its product line, the Company, in fiscal year 1994, entered into several additional distribution agreements, a joint development agreement and an option agreement to acquire the rights to a herpes viral lesion drug (see "--Product Line Information", "--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses--Research and Development", "--Financial Condition--Liquidity and Capital Resources").

   The Company completed its strategy to revamp its marketing and sales organizations by replacing all but one of its outside sales representatives with its own internal sales force (see "--Marketing and Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales"). The remaining outside sales representative's role is to provide support to the internal sales organization. These changes were made as the Company shifted toward emphasizing Par label sales and reducing its dependence upon private label sales.

PRODUCT LINE INFORMATION

   The Company operates in one industry segment, namely, the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in oral solid form consisting of tablets, caplets, and two-piece hard-shell capsules, and to a lesser extent the Company distributes a small number of products in the forms of creams and liquids (see
"--Research and Development").

   Par holds approved ANDAs for approximately 125 products, representing various dosage strengths of 48 drugs. In addition, the Company markets certain products that are manufactured for it by other companies (see "--Research and Development", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Sales", "--Gross Margins" and "Notes to Financial Statements--Distribution Agreements"). The Company is currently marketing the 26 manufactured and 8 distributed drugs scheduled below. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated, pharmaceutical manufacturers.

             Name                   Competitive Brand-Name Drug
             ----                   ---------------------------
       Central Nervous System:
       Alprazolam                               Xanax
       Benztropine Mesylate                     Cogentin
       Carisoprodol and Aspirin                 Soma Compound
       Chlorzoxazone                            Paraflex
       Cyproheptadine Hydrochloride             Periactin
       Doxepin Hydrochloride                    Sinequan, Adapin
       Fluphenazine Hydrochloride               Prolixin
       Flurazepam Hydrochloride                 Dalmane
       Haloperidol                              Haldol
       Imipramine Hydrochloride                 Tofranil
       Meclizine Hydrochloride                  Antivert
       Methocarbamol and Aspirin                Robaxisal
       Temazepam                                Restoril
       Triazolam                                Halcion

             ----------------       ---------------------------------------
       Cardiovascular:
       Clonidine and Chlorthalidone             Combipres
       Hydralazine Hydrochloride                Apresoline
       Hydra-Zide                               Apresazide
       Isosorbide Dinitrate                     Isordil
       Methyldopa and Hydrochlorothiazide       Aldoril
       Minoxidil                                Loniten
       Pindolol                                 Visken
       Triamterene and Hydrochlorothiazide      Maxzide

       Anti-Inflammatory:
       Ibuprofen                                Advil, Nuprin, Motrin
       Indomethacin                             Indocin
       Piroxicam                                Feldene

       Anti-Infective:
       Metronidazole                            Flagyl
       Nystatin                                 Mycostatin

       Anti-Cancer:
       Megestrol Acetate                        Megace

       Other:
       Albuterol Sulfate Syrup                  Proventil/Ventolin
       Allopurinol                              Zyloprim
       Metaproterenol Sulfate                   Alupent
       Dexamethasone                            Decadron
       Propantheline Bromide                    Pro-Banthine
       Silver Sulfadiazine                      Silvadene

   Par also holds approved ANDAs for 22 drugs in addition to those listed above which are not being marketed at the present time. The Company may introduce some of these drugs into the market.

   In September 1994, Mova Pharmaceutical Corporation ("Mova") and the Company entered into five-year non-exclusive distribution agreements for two products. The ANDA for the first product, Albuterol Sulfate Syrup, received FDA approval in September 1994 and the Company has commenced marketing the product. The Company will pay to Mova a base price for each product plus a percentage of net profits, as defined in the distribution agreements (see "--General--Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses--Research and Development" and "Notes to Financial Statements--Distribution Agreements").

   In February 1994, the Company entered into a ten-year exclusive U.S. licensing agreement with Sano Corporation ("Sano") for two generic drug products utilizing a transdermal delivery system (see "--General--Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses-- Research and Development" and "Notes to Financial Statements--Distribution Agreements"). Under the terms of the agreement, the Company advanced $1,000,000 to Sano for the development of two products and, after receiving FDA approval, will market the licensed products and participate in the sharing of gross profits. The Company renegotiated the agreement in August to enable the advance to be recovered within three years by obtaining a greater share of gross profits. As these monies are repaid, they will be treated as income in the periods received. It is anticipated that ANDAs could be filed in the second quarter of fiscal year 1995 which would be expected to result in new products available for sale in late fiscal year 1996, or early fiscal year 1997. In November 1994, the Company advanced an additional $228,000 to Sano to support research and development expenses for a third product. The Company also purchased $1,000,000 of Sano preferred stock.

   In January 1994, the Company entered into a joint development agreement with Minnesota Mining and Manufacturing Company ("3M") pursuant to which the Company will develop, under joint control, several generic versions of pharmaceutical products. 3M holds all rights respecting any product developed, and once developed, 3M is obligated to pay certain sums to Par for the development of, and for the manufacture of, the products (see "--General--Recent Developments").

   In May 1993, the Company was appointed by The Generics Group B.V. (the "Group"), an international pharmaceutical business, exclusive United States distributor for up to five generic pharmaceutical products upon receipt of ANDA approvals (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales", "--Gross Margins" and "Notes to Financial Statements--Distribution Agreements"). ANDA approvals for Alprazolam and Triazolam were received in October 1993 and January 1994, respectively, and the Company began distribution of the drugs. The ANDA for Atenolol received FDA approval in early 1994 and the Company will market the drug in fiscal year 1995. Two additional products, which will be made available to the Company, have yet to be designated by the Group. The agreement also contains provisions for the development of additional generic pharmaceuticals for distribution by the Company. The Company is obligated to issue a warrant to purchase 150,000 shares of common stock of the Company ("Common Stock") for $10 per share. The terms of the warrant will be similar to the warrant issued to Genpharm, Inc. (see below); however, the warrant will become exercisable only upon reaching certain levels of sales for the distributed products.

   The Company, in October 1992, entered into a distribution agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales", "--Gross Margins" and "Notes to Financial Statements--Distribution Agreements") with Genpharm, Inc. ("Genpharm"), a Canadian manufacturer of generic drugs (which is an affiliate of the Group). Pursuant to the agreement, the Company is the exclusive United States distributor of Piroxicam and Pindolol, two products for which ANDA approvals had already been received. The agreement has an initial term of ten years (subject to earlier termination by either party as provided therein), and thereafter automatically renews from year to year unless either party gives notice of non-renewal. The cost to the Company of such products is based upon a percentage of gross profits as defined in the distribution agreement. The Company issued a warrant to the manufacturer to purchase 150,000 shares of Common Stock for $6 per share. The warrant became exercisable in March 1993, has an initial term of five years (subject to earlier termination in the event the Company ceases to be Genpharm's exclusive distributor of the products covered by the agreement), and may be extended for up to an additional five years in the event that the closing price of Common Stock has not reached levels specified in the warrant agreement. In March 1994, Genpharm exercised the warrant to purchase 5,300 shares of Common Stock.

RESEARCH AND DEVELOPMENT

   The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire, (ii) researching and developing new product formulations based upon such drugs, and (iii) obtaining timely approval from the FDA for such new product formulations. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $75,000 to $300,000 per study. During the 1994 fiscal year, the Company contracted with outside laboratories to conduct biostudies for potential new products and will continue to do so in the future. The Company may also contract with outside laboratories to conduct clinical studies. Clinical studies test the safety and/or efficacy of a drug and may cost $1,000,000 or more per study. To date, the Company has not contracted to conduct any clinical studies. Biostudies and clinical studies must be conducted and documented in conformity with FDA standards (see "--Government Regulation").

   The research and development of oral solid products, including preformulation research, formulation, required studies, and FDA approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products it intends to market several years in the future.

   For its 1994, 1993, and 1992 fiscal years, the research and development expenses of the Company's continuing operations were approximately $3,874,000, $1,959,000 and $1,299,000, respectively, reflecting an increase in research and development activities which began in fiscal year 1993 and continued in 1994. The Company plans that its expenditures will continue to increase significantly (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Operating Expenses--Research and Development").

   The Company has obtained from Bio-Pharma, Inc. and CT Holdings SA (collectively, "Bio-Pharma") an exclusive option to acquire all worldwide ownership, development, marketing and distribution rights to a pharmaceutical compound being studied for the treatment of herpes viral lesions. In exchange for the option, the Company paid $250,000 to date and agreed to pay $200,000, plus 15,000 shares of Common Stock, on January 1, 1995, to enable further evaluation of the compound. Additional amounts will be paid out as various testing stages are completed (see "--General--Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources"). If the Company chooses to exercise its option, it will be required to make $3,000,000 cash payments at the time of exercise and pay certain royalties to Bio-Pharma. Further research on the compound, which can be delivered topically, will determine whether it can significantly reduce the healing time of oral and genital herpes lesions. The compound represents the first new drug that the Company intends to develop commercially for which the Company would have to file a full New Drug Application ("NDA") (see "-- Government Regulation") to obtain approval from the FDA. The Company intends to initially seek regulatory approval outside the United States if it exercises its option.

MARKETING AND CUSTOMERS

   The Company currently sells its products primarily through its own sales staff.  The Company also sells through one company that acts as an independent commissioned sales representative.  In 1994, the Company completed its plans to reduce its dependence upon outside sales representatives and add additional internal sales personnel.  These changes were part of the strategy of the Company to (i) emphasize sales of products under the Par label to reduce its dependence upon products under private
(customer) labels and (ii) broaden channels of distribution (see
"--General--Recent Developments" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Results of Operations
- - - - - - - --Sales").  The Company also reorganized its internal sales, marketing and customer service departments in 1994.

   The Company markets its products under both Par and private labels principally to distributors, wholesalers, retail drug store chains and, to a lesser extent, drug manufacturers, repackagers, and government agencies. The Company has been and will continue to increase its marketing efforts to the entities concentrating in the managed health care market. These entities include: nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

   The Company has approximately 200 customers. During fiscal year 1994, sales to the Company's two largest customers, Rugby Laboratories, Inc., a subsidiary of Marion Merrill Dow, Inc., and Goldline Laboratories, Inc., a subsidiary of Ivax Corporation, amounted to 12% and 10%, respectively, of net sales. The Company's sales to other customers have increased during the last two years, resulting in a steady decline in the percentages of these two customers. Management anticipates that its strategy to penetrate targeted markets and the broadening of its product line will continue to result in a reduction of the percentages of sales attributable to these two customers in future years (see "Notes to Financial Statements Accounts Receivable Major Customers"). Neither of such customers has written agreements with the Company. The Company believes that the loss of any of its major customers may have an adverse effect upon its business.

ORDER BACKLOG

   The dollar amount of open orders, as of October 1, 1994, believed by management to be firm, was approximately $9,900,000, as compared with approximately $7,600,000 at October 2, 1993. The 30% increase in open orders is primarily attributable to price increases for two products and significant volume increases for four products. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future. The Company has orders for shipments for its customers which are consistent with the seasonal purchasing patterns of its customers.

COMPETITION

   The generic pharmaceutical industry is highly competitive. The Company has been able to identify at least ten principal competitors, and experiences varying degrees of competition from numerous other companies in the health care industry. The Company's competitors include many generic drug manufacturers and a number of major branded pharmaceutical companies which, as part of their business, market both brand-name prescription drugs and generic versions of these brand-name drugs.

   Many major branded pharmaceutical companies have directly launched, or have formed alliances to market, their patented drugs prior to patent expiration as generic drugs. This competitive effort has had a negative impact on the ability of the Company to sell to its customers and to generate customary revenues from the launch of its new products, as the channel of distribution is either closed or severely limited or the Company is forced to meet lower market pricing.

   The principal competitive factors in the generic pharmaceutical market are (i) level of service (including maintenance of sufficient inventories for timely deliveries), (ii) reputation as a manufacturer with integrity and quality products, (iii) the ability to introduce generic versions of brand-name drugs promptly after their patents expire, (iv) price, (v) product appearance, and (vi) breadth of product line. In the future, the Company plans to expend more effort and resources, including financial, in the areas of marketing and research and development to better its competitive position in the industry.

RAW MATERIALS

   The raw materials essential to the Company's business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be readily available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which could in turn have an adverse effect on the Company's financial condition. The Company attempts to minimize the effects of any such situation by specifying, where possible, two or more suppliers for its drug approvals.

EMPLOYEES
   As of October 1, 1994, the Company had approximately 430 employees.

GOVERNMENT REGULATION

   All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by the Drug Enforcement Administration and state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, and other Federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in judicially and/or administratively imposed sanctions including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can involve the recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw approval of drugs in accordance with regulatory due process procedures.

   FDA approval is required before any new drug, including a generic equivalent of a previously approved drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA's good manufacturing practice ("GMP") regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. GMP regulations must be followed at all times during the manufacture and other processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

   To obtain FDA approval of a new drug, a manufacturer must demonstrate, among other requirements, the safety and effectiveness of the proposed drug. There are currently three basic ways to satisfy the FDA's safety and effectiveness requirements:

   1. New Drug Applications ("NDA" or "full NDA"): Unless either of the procedures discussed in paragraphs 2 and 3 below is available, a prospective manufacturer must submit to the FDA full reports of well-controlled clinical studies and other data to prove that a drug is safe and effective and meets other requirements for approval.

   2. "Paper" NDAs: In certain instances in the past, the FDA permitted safety and effectiveness to be shown by submission of published literature and journal articles in a so-called "paper" NDA. As a result of passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act"), "paper" NDAs are now recognized in the statute, although they are infrequently used because of the lack of sufficient information in the literature on the majority of drugs.

   3. Abbreviated New Drug Applications ("ANDAs"): The Waxman-Hatch Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). In place of clinical studies to establish the generic drug's safety and effectiveness, an ANDA applicant typically is required to submit bioavailability data generated from biostudies demonstrating that the proposed product is bioequivalent to the listed drug. Bioavailability data indicate the rate and extent of absorption of a drug's active ingredient and its availability at the site of drug action, typically measured through blood levels. A generic drug usually is deemed to be bioequivalent to the listed drug if the rate and extent of absorption of the generic drug are not significantly different from those of the listed drug. For some drugs (e.g., topical antifungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain virtually all other information required of a full NDA (e.g., chemistry, manufacturing, labeling, and stability data).

   The Waxman-Hatch Act also established certain statutory protections for listed drugs. Under the Waxman-Hatch Act, an ANDA for a generic drug may be approved, but such approval may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Waxman-Hatch Act also provides for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

   In addition to the Federal government, states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic for brand-name drugs. The Company's operations are also subject to regulation, licensure and inspection by the states in which they are located and/or do business.

   The Company also is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, and equal employment opportunity.

   The Federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must have entered into a formal drug rebate agreement, as the Company has, with the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar state agreements.

   In October 1993, the Company was informed by the FDA that it had completed the Assessment Program for Par and that the FDA would review applications submitted by Par for the approval of generic drugs (see "-- General--Recent Developments" and "Notes to Financial Statements -- Settlements -- Fiscal Year 1993"). The Assessment Program was initiated as a result of investigations by the Federal government in 1989 resulting in guilty pleas by Par and by certain former executives of Par to charges of providing an unlawful gratuity to a public official. The FDA stopped reviewing applications submitted by Par for review pending the completion of the Assessment Program with respect to Par's approved ANDAs. The Assessment Program was directed, among other things, towards (i) reviewing the conclusions reached by Par's independent regulatory consultant in its audits of Par's product development activities and recordkeeping systems and (ii) assessing any other available, relevant information that might bear on Par's ANDAs. As a result of the completion of the Assessment Program, Par became eligible to again bid on government contracts without previous limitations.

   The Company received a warning letter in May 1994 from the FDA setting forth certain alleged deviations from current GMP regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act. The warning letter does not limit the manufacture of the Company's product line nor suspend the review and approval of applications pending at the FDA. The FDA indicated that it will shortly complete its review of the Company's response and that a mutually amenable working relationship continues between the FDA and the Company. No assurances can be given that the outcome of the FDA review will not have a material adverse effect upon the Company (see "Notes to Financial Statements--Contingencies and Other Matters--Legal Proceedings").

ITEM 2.  Properties.
- - - - - - - ------   ----------

   The Company's executive offices and a substantial portion of its research and production facilities are housed in a 92,000 square foot facility built to Par's specifications and occupied since fiscal 1986.
This building also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion. The purchase of the land, facility and equipment was financed, in part, by Industrial Development Bonds issued by the County of Rockland Industrial Development Agency in October 1984. The real estate and certain equipment serve as collateral for the bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Financing" and "Notes to Financial Statements--Long Term Debt").

   The Company purchased, in fiscal year 1994, a 36,000 square foot building on 2 acres of land in Chestnut Ridge, New York, across the street from its main building. Fifty percent of this facility had previously been leased by the Company and used for office space. The purchase of the land and building was financed by a mortgage loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

   Par owns a third facility consisting of six acres of land and a 33,000 square foot building located in Congers, New York, which is used for tablet coating operations and product manufacturing. The purchase of the facility and related renovations and equipment were financed in full by term loans. The real estate, equipment and other assets serve as collateral for the loans (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

   Par leases an 11,000 square foot facility in Upper Saddle River, New Jersey, for certain of its manufacturing operations. The lease covering this facility expires November 1998, and has three two-year renewal options. Par also occupies, as lessee, office, warehouse and research and development space in Chestnut Ridge, New York, aggregating approximately 77,000 square feet, under a lease expiring December

1997, with three five-year extension options (see "Notes to Financial Statements--Commitments--Leases").

   The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future.

ITEM 3.  Legal Proceedings.
- - - - - - - ------   -----------------

   The Company is involved in certain litigation matters, including certain product liability actions, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material effect on its financial condition.

   In fiscal year 1994, the Company settled several significant litigation matters which are reflected in fiscal 1993 financial statements (see "Business--General--Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Settlements" and "Notes to Financial Statements--Settlements-- Fiscal Year 1993").

   The Company is a plaintiff in several proceedings against former management members, seeking recovery of, among other things, salaries and amounts paid for indemnification, in connection with their actions as former managers of Par. The Company is seeking unspecified damages. Although the Company is vigorously pursuing such claims, there is no assurance that the Company will recover any amounts or that any recoveries will be material (see "Notes to Financial Statements--Contingencies and Other Matters").

ITEM 4.  Submission of Matters to a Vote of Security Holders.
- - - - - - - ------   ---------------------------------------------------

   Inapplicable.

                                      PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
- - - - - - - ------   ---------------------------------------------------------------------

  (a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the ticker symbol PRX. The following table shows the range of prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                                          Fiscal Year Ended In
                               -------------------------------------------
                                        1994                  1993
                                ------------------    -------------------
        Quarter Ended            High         Low      High          Low
        -------------           -------     ------    -------------------
        December 31            $19.63       $12.88    $9.63        $6.13
        March 31                16.50         8.38    13.00         8.50
        June 30                  9.75         7.38    10.88         7.63
        September 30            10.38         6.38    12.75         8.63


  (b) Holders. As of December 19, 1994, there were approximately 5,000 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name."

  (c) Dividends. During the five most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition (see "Notes to Financial Statements--Long Term Debt", "--Shareholders Equity--Preferred Stock").

  (d) Recent Stock Price. On December 19, 1994, the closing price of the Common Stock on the NYSE was $9.00 per share.

ITEM 6.  Selected Financial Data.
- - - - - - - ------   ------------------------

                                            Fiscal Year Ended In
                              -------------------------------------------------
                               1994     1993*     1992*      1991*      1990*
                              -------  --------  --------  ---------  ---------
                                  (In thousands, except per share amounts)
     INCOME STATEMENT DATA
     Net sales                $69,169  $74,535   $52,493   $ 34,226   $ 22,884
     Other revenues               425      347       142        649      1,133
                              -------  -------   -------   --------   --------
       Total revenues          69,594   74,882    52,635     34,875     24,017

     Costs and expenses:
       Cost of goods sold      45,774   48,387    32,448     26,062     20,256
       Research and
        development             3,874    1,959     1,299      2,282      2,126
       Selling, general and
        administrative         13,463   12,673    11,486     12,554     12,646
       Interest                   465      602       923      1,175      1,102
       Settlements                  -   10,500       230     12,465          -
                              -------  -------   -------   --------   --------
                               63,576   74,121    46,386     54,538     36,130
     Income (loss) from
      continuing operations
       before income taxes      6,018      761     6,249    (19,663)   (12,113)
     Provision (credit) for
      income taxes              1,785      650     2,150     (1,736)    (5,000)
                              -------  -------   -------   --------   --------
     Income (loss) from
      continuing operations     4,233      111     4,099    (17,927)    (7,113)
     Income (loss) from
      discontinued
      operations                  466        -     1,696    (24,158)    (7,640)
                              -------  -------   -------   --------   --------

     Income (loss) before
      extraordinary item        4,699      111     5,795    (42,085)   (14,753)


     Extraordinary
      item--tax benefit of
      utilization
       of net operating
        loss carryforward           -      300     2,150          -          -
                              -------  -------   -------   --------   --------
     Income (loss) before
      change in accounting
      principle                 4,699      411     7,945    (42,085)   (14,753)

     Cumulative effect of
      change in accounting
      principle                14,128        -         -          -          -
                              -------  -------   -------   --------   --------
     Net income (loss)        $18,827  $   411   $ 7,945   $(42,085)  $(14,753)
                              =======  =======   =======   ========   ========

     Income (loss) per
      share of Common Stock:
       Continuing operations     $.26     $.01      $.28     $(1.54)     $(.63)
       Discontinued
        operations                .03        -       .11      (2.07)      (.68)
       Extraordinary item           -      .02       .15          -          -
       Change in accounting
        principle                 .85        -         -          -          -
                                -----     ----      ----     ------     ------
       Net income (loss)        $1.14     $.03      $.54     $(3.61)    $(1.31)
                                =====     ====      ====     ======     ======

     Weighted average
      number of common
       shares and
        equivalents            16,495   15,814    14,826     11,644     11,285
                               ======   ======    ======     ======     ======


     BALANCE SHEET DATA
     Working capital          $19,732  $13,141   $ 8,061   $  2,908   $ 21,116
     Property, plant and
      equipment (net)          23,004   20,037    19,579     21,219     36,081
     Total assets              69,202   57,239    45,089     46,651     74,712
     Long-term debt, less
       current portion          5,490    5,820     7,528     15,253     13,951
     Shareholders' equity      49,276   24,081    21,087     12,340     44,012


* Reclassified certain items to conform to current year's presentation.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
- - - - - - - ------   ---------------------------------------------------------------
Results of Operations.
- - - - - - - ---------------------

RESULTS OF OPERATIONS

Sales

   Net sales of manufactured products for the year ended October 1, 1994 increased by $1,878,000, or 3%, to $59,118,000, while net sales of distributed product decreased $7,244,000, or 42%, from the $17,295,000 achieved in fiscal year 1993, resulting in total net sales declining $5,366,000, or 7%, to $69,169,000. Sales of manufactured products increased primarily due to price increases for several products and decreased competition for one product. Dollar sales of distributed products were reduced principally as a result of intense price competition while the unit volume increased significantly as two products were introduced. To achieve a long term strategy of increasing market share, the Company, in fiscal year 1994, undertook to (i) increase its manufacturing capacity over time as sales grow, (ii) add distribution arrangements to broaden its product line, and (iii) restructure its marketing and sales efforts by hiring its own sales force to penetrate additional channels of distribution. The table below summarizes net sales derived from the Company's manufacturing and distribution activities (dollars in thousands).


                                          1994            1993
                                          ----            ----
                                              % of             % of
                                     Amount  Total    Amount  Total
                                    ------- -------  -------  ------
        Manufacturing activities    $59,118   85%    $57,240   77%
        Distribution activities     $10,051   15%    $17,295   23%

   Sales for the fourth quarter of fiscal 1994 were $17,792,000, an increase of 16% or $2,443,000, from the $15,349,000 for the fourth quarter fiscal of 1993. This growth was a result of the successful implementation of the Company's plan to (i) increase the quality of service to its customers, and (ii) change its marketing and sales organizations. The sales growth was also the principal reason for the increase in the dollar amount of accounts receivable at fiscal year end, $9,347,000, as compared to $6,856,000 at the prior fiscal year end.

   Sales for the year ended October 2, 1993 of $74,535,000 increased $22,042,000, or 42%, from the year ended October 3, 1992, primarily as a result of the introduction of two products under distribution agreements.

   Increases in sales are principally dependent on, among other things (i) successful approval of ANDAs, (ii) continued introduction of distributed product, (iii) increased market penetration of the existing product line, (iv) reintroduction of previously manufactured product, and (v) the level of customer service.

Gross Margins

   The Company's gross margin for the year ended October 1, 1994 was $23,395,000 (34% of net sales) compared to $26,148,000 (35% of net sales)
for the prior fiscal year. The manufactured product gross margin of $21,648,000, or 37% of net sales, was $770,000 less than the $22,418,000, or 39% of net sales, achieved last year. Current year margin was affected by the loss of a major customer for Ibuprofen, which resulted in unfavorable overhead absorption for the year. The Company has been successful in securing new customer sales to replace the lost business, and the level of underabsorbed overhead has been steadily declining. The gross margin percentages derived from distribution activities were only 17% of net sales due principally to the intense price competition versus 22% of net sales in fiscal year 1993.

   The gross margin for the quarter ended October 1, 1994 increased $783,000 to $6,229,000 (35% of net sales) from the $5,446,000 (35% of net sales) recorded in the fourth quarter of the prior fiscal year.

   Both gross margins and sales have been negatively impacted recently by the trend of major branded pharmaceutical companies to directly launch their patented drugs as generics prior to patent expiration. This added competition has had a negative impact on the Company's sales and margins as distribution channels are either closed or severely limited and the Company lowers its prices in response to these additional competitive pressures.

   Inventory allowances, which have the effect of reducing gross margins, amounted to $1,333,000, or 2% of net sales, for the year ended October 1, 1994 as compared to $1,732,000, or 2% of net sales, in the prior year. Inventory allowances are related to manufacturing operations and are taken in the normal course of business.

   To properly service its customer base, the Company is required to sell a breadth of product and it is often necessary to sell certain products at little or no margin in order to balance the products offered to customers. These products, as a result of changes in market conditions, may at a future time become primary contributors to gross margin and therefore remain in the current product line. During fiscal year 1994, three of the Company's products accounted for approximately 46% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. There can be no assurances that these products will continue to provide such significant, or even similar, portions of the Company's net sales and/or gross margin or that, if they fail to do so, another product or other products will adequately offset any decline(s) thereof. While the Company has no present expectation thereof, there can be no assurance that other new and/or different Company products will not, in the future, provide at least the above percentages of the Company's net sales and/or gross margin (see "Business--Product Line Information").

   Gross margin in fiscal year 1993 increased $6,103,000 from $20,045,000 (38% of net sales) in 1992 primarily as a result of increased sales in 1993. The lower gross margin percentage in fiscal year 1993 was primarily the result of a less favorable product sales mix.

Operating Expenses

 Research and Development

   For the year ended October 1, 1994, research and development costs increased $1,915,000, or 98%, to $3,874,000 from the prior fiscal year, and as a percentage of net sales were 6% compared to 3% in the prior year as management continued investment in research and development efforts to position the Company for future growth. These expenditures are expected to increase further in fiscal year 1995. In fiscal 1993, research and development costs increased $660,000, or 51%, to $1,959,000 as management anticipated receiving FDA clearance for the Assessment Program and commenced reinvesting significant amounts in research and development. In addition, the Company continued to pursue alternatives to its internal product development efforts, such as joint ventures, licensing and distribution agreements (see "Business--General--Recent Developments", "-- Research and Development", "--Financial Condition--Liquidity and Capital Resources" and "Notes to Financial Statements--Distribution Agreements"). There can be no assurance that these efforts will be successful.

 Selling, General and Administrative

   Selling, general and administrative costs for the fiscal year ended October 1, 1994 increased 6% to $13,463,000 (19% of net sales) from $12,673,000 (17% of net sales) for the year ended October 2, 1993. The increase for the year was primarily attributable to higher consulting and information systems costs. Although management expects the dollar amounts of selling, general and administrative costs to continue to increase, they are expected to remain constant as a percent of sales.

   Selling, general and administrative costs for the year ended October 2, 1993 increased $1,187,000, or 10%, from $11,486,000 (22% of net sales) in fiscal year 1992. The increase was due to higher personnel, consulting and royalty costs, partially offset by an insurance settlement and an adjustment to outside selling commissions.

 Interest

   Interest expense decreased $137,000, or 23%, to $465,000 in the current fiscal year and remained at 1% of net sales as a result of lower interest rates on the outstanding debt and the reduction of total debt (see "-- Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

Settlements

   In fiscal year 1994, the Company settled three lawsuits against it by 3M, United States Trading Corporation, and Mylan Laboratories, Inc. for an aggregate of $10,500,000 which was reflected in fiscal 1993 financial statements (see "Business--General--Recent Developments", "Legal Proceedings" and "Notes to Financial Statements--Settlements--Fiscal Year 1993"). With the settlement of these actions, the Company resolved all of the significant litigation against it. While the Company has settled such lawsuits and other regulatory proceedings, there can be no assurance that other lawsuits or proceedings will not be instituted against it in respect of the actions of the prior management of Par. Such lawsuits or proceedings, if any, could have an adverse effect on the Company's financial condition and operations.

   Fiscal year 1992 included a charge of $230,000 which represented a civil fine the Company paid to the State of New York (see "Notes to Financial Statements--Settlements--Fiscal Year 1992").

Income Taxes

   At October 1, 1994, the Company had net operating loss carryforwards for tax purposes of approximately $40,000,000 (see "Notes to Financial Statements--Income Taxes"). In fiscal year 1994, the Company adopted Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("FAS 109"), resulting in income of $14,128,000 which is reflected as the cumulative effect of a change in accounting principle in the financial statements. Significant portions of the income recognized consist of net operating loss carryforwards and have been included to the extent that the realization of such benefits is more likely than not.

   The Company has retained special tax counsel and is contesting the Internal Revenue Service ("IRS") position that certain credits taken by it for research activities are not permitted. In the event a determination is made that the Company was not entitled to such credits, a reserve of approximately $1,000,000 was provided upon implementation of FAS 109. The Company believes that any such disallowance, and the resultant charge, would not have any material adverse effect on the Company's operations, liquidity or cash flow.

Discontinued Operations

   In fiscal year 1994, the Company completed the disposition of Quad Pharmaceuticals, Inc. ("Quad") when its building leases were terminated.
As a result of these terminations, the Company was able to reverse approximately $466,000 of expenses previously charged as losses (see "Notes to Financial Statements--Discontinued Operations").

FINANCIAL CONDITION

Liquidity and Capital Resources

   The Company had working capital of $19,732,000 at October 1, 1994, representing an increase of $6,591,000 from the prior fiscal year as a result of reductions in legal settlement liabilities, increases in receivables and inventories, and the addition of current deferred tax benefits. The working capital ratio at the current year end was 2.4:1, as compared to 1.6:1 for the prior fiscal year end. Cash and cash equivalents and temporary investments aggregated $3,306,000 at October 1, 1994.

   The Company experienced a reduction from the prior year in cash and cash equivalents and temporary investments amounting to $10,007,000. Cash was used primarily to (i) pay for legal settlements, (ii) invest in property, plant and equipment, (iii) build inventories to continue to improve customer service, (iv) support the increase in receivables, and (v) invest in a pharmaceutical company which may provide product for the Company (see "Business--Product Line Information" and "Notes to Financial Statements-- Distribution Agreements").

   The increase in cash and cash equivalents in fiscal year 1993 stemmed from cash from operations partially offset by capital expenditures, debt reductions and discontinued operations.

   The Company's obligations, in the short term, to fund research and development under various option and joint development agreements are not expected to have a material effect upon cash flow or liquidity. With regard to the exclusive option from Bio-Pharma, the Company paid $250,000 to date, and agreed to pay $200,000, plus 15,000 shares of Common Stock, on January 1, 1995, to enable further evaluation of the compound. Additional amounts will be paid out as various testing stages are completed. If it exercises its option (see "Business--Research and Development"), under the Bio-Pharma option agreement, it will be required to pay $3,000,000 and incur significant additional expenses for the necessary clinical trials and bio-studies in order to file a NDA with the FDA. If the Company incurs such capital commitments, or if it incurs additional funding obligations under similar agreements which it may enter into in the future, the Company expects to fund any obligations with cash provided by operations to the extent such cash is available. In the absence of sufficient cash from operations, the Company may be required to seek funds from other sources.

   The Company is currently exploring various possible strategic business transactions designed to strengthen and expand its operations, including joint ventures, equity infusions by third parties and business combinations. If the Company were to consummate any such strategic transaction, it could have a material effect on the Company's operations and/or financial condition. There can be no assurances that any such transaction will be effected in the reasonably foreseeable future or, if a transaction is effected, what the terms and conditions thereof would be.

   While it is anticipated that operating activities during fiscal year 1995 will generate cash, the Company expects to expend significant funds for increased research and development efforts (see "--Results of Operations--Operating Expenses--Research and Development") and further capital improvements. Although the Company expects its cash on hand and cash to be generated from operating activities to be sufficient to fund its operations, research and development efforts, and capital expenditures, it obtained an intermediate term bank financing to help ensure implementation of its plans (see "--Financing" and "Notes to Financial Statements--Long Term Debt").

   The operations of Quad were discontinued in 1991 and it conducts no business (see" --Results of Operations--Discontinued Operations" and "Notes to Financial Statements--Discontinued Operations"). The Company does not expect there to be any Quad activities requiring cash outlays in the future. Quad has liabilities totalling approximately $2,844,000, which are reflected on the Company's October 1, 1994 consolidated balance sheet and has virtually no assets with which to satisfy such liabilities. These liabilities, although reflected on the Company's consolidated balance sheets, are not expected to have any material impact upon the Company's cash flow or liquidity because they are direct obligations of Quad and the Company believes that neither it nor any of its subsidiaries (other than Quad) have any obligation to satisfy the liabilities.

Financing

   At October 1, 1994, the Company's debt of $6,743,000 is on a long-term basis, due to two banks, of which $5,766,000 is scheduled to be repaid in monthly installments through fiscal 1999. The Company recently revised and extended its $7,000,000 revolving credit facility with one bank which now expires no earlier than March 1996. At October 1, 1994, no borrowings were outstanding under the revolving credit facility. The Company and the same bank have also entered into a $4,000,000 term loan facility for capital expenditures, which may be borrowed during the first half of fiscal 1995 (see "Notes to Financial Statements--Long Term Debt"). The new term loan and the existing term loans, which are from the same bank, are secured. In May, the Company borrowed, from another bank, $1,340,000 through a seven-year mortgage to purchase a building (see "Properties" and "Notes to Financial Statements--Long Term Debt"). At this second bank, $196,000 is also outstanding under a $250,000 line of credit which is utilized to acquire equipment.

ITEM 8.  Financial Statements and Supplementary Data.
- - - - - - - ------   -------------------------------------------

   See Index to Financial Statements after Signature Page.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
- - - - - - - ------   ---------------------------------------------------------------
Financial Disclosure.
- - - - - - - --------------------

   Inapplicable.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant.
- - - - - - - -------   --------------------------------------------------

   The information set forth under the caption "Election of Directors" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 11.  Executive Compensation.
- - - - - - - -------   ----------------------

   The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
- - - - - - - -------   --------------------------------------------------------------

   The information set forth under the caption "Voting Securities and Principal Shareholders" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.
- - - - - - - -------   -----------------------------------------------

   The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- - - - - - - -------   ----------------------------------------------------------------
   (a)(1)&(2)  Financial Statements.
            See Index to Financial Statements after Signature Page.
   (a)(3)      Exhibits.

     3.1       Certificate of Incorporation of the Registrant. (4)

     3.1.1     Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 6,
               1992--incorporated by reference to the Registrant's Registration Statement on Form 8-A
               (Commission File No. 0-20834), filed with the Commission November 10, 1992.

     3.2       By-Laws of the Registrant, as amended and restated. (3)

     4         Rights Agreement, dated August 6, 1991, between the Registrant and Midlantic National Bank, as Rights Agent. (5)

     4.1       Amendment to Rights Agreement, dated as of April 27, 1992. (3)

     10.1      1983 Stock Option Plan of the Registrant, as amended. (2)

     10.2      1986 Stock Option Plan of the Registrant, as amended. (2)

     10.3      1989 Directors' Stock Option Plan of the Registrant, as amended. (5)

     10.4      1989 Employee Stock Purchase Program of the Registrant. (7)

     10.5      1990 Stock Incentive Plan of the Registrant, as amended. (2)

     10.6      Form of Retirement Plan of Par. (12)

     10.6.1    First Amendment to Par's Retirement Plan, dated October 26, 1984. (6)

     10.7      Form of Retirement Savings Plan of Par. (12)

     10.7.1    Amendment to Par's Retirement Savings Plan, dated July 26, 1984. (13)

     10.7.2    Amendment to Par's Retirement Savings Plan, dated November 1, 1984. (13)

     10.7.3    Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (13)

     10.8      Par Pension Plan, effective October 1, 1984. (4)

     10.9      Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth
               I. Sawyer. (1)

     10.10     Lease Agreement between Par and the County of Rockland Industrial Development Agency,
               dated as of October 1, 1984. (6)

     10.10.1   Lessee Guaranty between Par and Midlantic National Bank, dated as of October 1, 1984. (6)

     10.10.2 Mortgage from County of Rockland Industrial Development Agency to Midlantic National Bank, as Trustee, dated as of October 1,
               1984. (13)

     10.10.3   Security Agreement between County of Rockland Industrial
               Development Agency and Midlantic National Bank, as Trustee, dated as of October 1, 1984. (13)

     10.11     Term Loan Agreement, dated September 18, 1987, between Midlantic
               National Bank/North and Par. (11)

     10.11.1   Note and Indenture, dated September 18, 1987, between Midlantic
               National Bank/North and Par. (11)

     10.12 Revolving Credit Agreement, dated February 20, 1992, between Par and Midlantic National Bank. (1)

     10.13     Agreement Concerning Term Loans, dated February 20, 1992, between
               Par and Midlantic National Bank. (1)

     10.14     Amendments to Term Note, dated February 20, 1992. (1)

     10.15     Lease for premises located at 12 Industrial Avenue, Upper Saddle
               River, New Jersey, between Par and Charles and Dorothy Horton, dated October 21, 1978 and extension dated September 15, 1983. (12)

     10.15.1   Extension of Lease, dated November 8, 1989, between Par and
               Charles and Dorothy Horton relating to premises at 12 Industrial
               Avenue, Upper Saddle River, New Jersey. (9)

     10.16     Lease, dated November 7, 1986, between Ramapo Corporate Park,
               Inc. as landlord, and Par as tenant. (4)

     10.16.1   Amendment by letter dated March 10, 1988 to the lease, dated
               November 7, 1986, between Ramapo Corporate Park, Inc. as lessor and Par as lessee. (10)

     10.17     Lease, dated December 15, 1987, between Ram Ridge Estates Corp.
               as lessor and Par as lessee. (10)

     10.18     Standstill Agreements and Irrevocable Proxies, each dated May 29,
               1990, between Par and each of Asrar Burney, Dulal Chatterji, and
               Raja Feroz. (8)

     10.19     Agreement of Purchase and Sale, dated June 4, 1992, among Quad,
               Par, and The Liposome Company, Inc. (1)

     10.19.1   Modification of Agreement of Purchase and Sale, dated July 24,
               1992, among Quad, Par, and The Liposome Company, Inc. (1)

     10.20     Employment Agreement, dated as of April 1, 1993, between Par and
               Diana L. Sloane. (14)

     10.21     Employment Agreement, dated as of May 19, 1993, between the
               Registrant and Robert I. Edinger. (14)

     10.22     Distribution Agreement, dated as of October 16, 1993, between
               Genpharm, Inc., the Registrant and PRX Distributors, Ltd. (14)

     10.23     Agreement, dated as of September 30, 1993, between National Union
               Fire Insurance Company of Pittsburgh and Par. (14)

     10.24 Settlement Agreement and Release, dated as of November 29, 1993, between Mylan Laboratories, Inc., the Registrant, Par and Quad.
               (14)

     10.25 Settlement Agreement and Release, dated as of January 6, 1994, between Minnesota Mining & Manufacturing Company, Riker Laboratories, Inc., the Registrant and Par. (14)

     10.26 Settlement Agreement and Release, dated as of December 22, 1993, between United States Trading Corporation, Marvin Sugarman, Liquipharm, Inc., the Registrant and Par. (14)

     10.27 Letter Agreement, dated April 30, 1993, between the Generics Group B.V. and Par.

     10.28 Distribution Agreement, dated as of February 24, 1994, between Sano Corporation, the Registrant and Par, as amended.

     10.29 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

     10.29.1   Mortgage Loan Note, dated May 4, 1994. (15)

     10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

     10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

     10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

     10.32 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger.

     10.33 Term Loan Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par, to be filed by amendment.

     10.34 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par, to be filed by amendment.

     10.34.1 Revolving Loan Note, dated November 29, 1994, to be filed by amendment.

     10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par, to be filed by amendment.

     11        Computation of per share data.

     13        1994 Annual Report to Shareholders, to be filed by amendment.

     21        Subsidiaries of the Registrant.

     23        Consent of Richard A. Eisner & Company, LLP.

     __________________________________________

         (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 3, 1992 and incorporated herein by reference.

         (2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

         (3) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B, filed May 15, 1992, and incorporated herein by reference.

         (4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended September 28, 1991 and incorporated herein by reference.

         (5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

         (6) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K (Commission File No. 1-9449) for the year ended September 29, 1990 and incorporated herein by reference.

         (7) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

         (8) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Current Report on Form 8-K dated May 29, 1990 and incorporated herein by reference.

         (9) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

         (10) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

         (11) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

         (12) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Registration Statement on Form S-1 (No. 2-86614) and incorporated herein by reference.

         (13) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Registration Statement on Form S-1 (No. 33-
               4533) and incorporated herein by reference.

         (14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrants' Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 2, 1993 and incorporated herein by reference.

         (15) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10827) for the quarter ended April 2, 1994 and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 1994           PHARMACEUTICAL RESOURCES, INC.
                                   ------------------------------
                                             (Registrant)

                                   By:  /s/ Kenneth I. Sawyer
                                      ------------------------------
                                      Kenneth I. Sawyer
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    Signature                           Title                                         Date
    ---------                           -----                                         ----

/s/ Kenneth I. Sawyer        President, Chief Executive Officer, and Chairman
- - - - - - - -------------------------    of the Board of Directors                           December 27, 1994
Kenneth I. Sawyer

                             Vice President, Chief Financial Officer and
/s/ Robert I. Edinger        Secretary (Principal Accounting and Financial       December 27, 1994
- - - - - - - -------------------------    Officer)
Robert I. Edinger


/s/ Diana L. Sloane          Vice President--Regulatory and Scientific Af-       December 27, 1994
- - - - - - - -------------------------    fairs and Director
Diana L. Sloane


/s/ Mark Auerbach                                                                December 27, 1994
- - - - - - - -------------------------
Mark Auerbach                Director


/s/ Andrew Maguire                                                               December 27, 1994
- - - - - - - -------------------------
Andrew Maguire               Director


/s/ H. Spencer Matthews                                                          December 27, 1994
- - - - - - - -------------------------
H. Spencer Matthews          Director


/s/ Robin O. Motz                                                                December 27, 1994
- - - - - - - -------------------------
Robin O. Motz                Director


/s/ Melvin Van Woert                                                             December 27, 1994
- - - - - - - -------------------------
Melvin Van Woert             Director


                        PHARMACEUTICAL RESOURCES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                      FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1994

                                                                  Page
                                                                  ----
Included in Part II:
- - - - - - - --------------------
    Accountants' Report                                           F-2

    Consolidated Balance Sheets as at October 1, 1994 and
     October 2, 1993                                              F-3

    Consolidated Statements of Operations and Retained
     Earnings (Deficit) for the years ended October 1, 1994,
     October 2, 1993 and October 3, 1992                          F-4

    Consolidated Statements of Cash Flows for the years
     ended October 1, 1994, October 2, 1993 and
     October 3, 1992                                              F-5

    Notes to Financial Statements                           F-6 through F-17


Included in Part IV:
- - - - - - - --------------------

    Accountants' Report with respect to schedules                 F-18

    SCHEDULES:

    III   Condensed financial information of registrant       F-19 and F-20


    VIII  Valuation and qualifying accounts                       F-21

               _________________________________________________

  Other financial statement schedules and inapplicable periods with respect to the schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                                                Richard A. Eisner & Company
        ___________________________________________________________________
                                                Accountants and Consultants

                    REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Pharmaceutical Resources, Inc.
Spring Valley, New York


     We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. and subsidiaries as at October 1, 1994 and October 2, 1993, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the years in the three-year period ended October 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Resources, Inc. and subsidiaries at October 1, 1994 and October 2, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended October 1, 1994, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

New York, New York
November 30, 1994



            575 Madison Avenue, New York, N.Y. 10022-2597
           Member of Summit International Associates, Inc.
 New York, NY  .  Melville, NY  .  Cambridge, MA  .  Florham Park, NJ

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        October 1,       October 2,
                  ASSETS                                                                   1994             1993
                  ------                                                                ----------       ----------
     Current assets:
      Cash and cash equivalents                                                        $ 3,130,000      $12,134,000
      Temporary investments                                                                176,000        1,179,000
      Accounts receivable, net of allowances of $2,768,000
       and $2,628,000                                                                    9,347,000        6,856,000
      Inventories                                                                       16,352,000       14,117,000
      Prepaid expenses and other current assets                                          1,500,000        1,799,000
      Current deferred tax benefit                                                       3,090,000             -
      Current assets of discontinued operations                                             20,000           71,000
                                                                                        ----------       ----------

        Total current assets                                                            33,615,000       36,156,000

     Property, plant and equipment, at cost less
      accumulated depreciation and amortization                                         23,004,000       20,037,000

     Deferred charges and other assets                                                   1,086,000        1,046,000

     Investment in non-marketable securities                                             1,000,000             -

     Long-term deferred tax benefit                                                     10,497,000             -
                                                                                        ----------       ----------

                                                                                       $69,202,000      $57,239,000
                                                                                        ==========       ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
     Current liabilities:
      Current portion of long-term debt                                                $ 1,870,000      $ 1,834,000
      Accounts payable                                                                   5,340,000        6,769,000
      Salaries and employee benefits                                                     2,908,000        3,479,000
      Accrued expenses and other current liabilities                                       921,000          805,000
      Estimated current liabilities of discontinued operations                           2,844,000        3,628,000
      Settlements                                                                            -            6,500,000
                                                                                        ----------       ----------
        Total current liabilities                                                       13,883,000       23,015,000

     Long-term debt, less current portion                                                5,490,000        5,820,000

     Long-term portion of settlements                                                         -           4,000,000

     Pension                                                                               553,000          323,000

     Commitments, contingencies and other matters                                            -                -
     Shareholders' equity:
      Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares;
         issued and outstanding -- 1,058,400 and 1,479,070 shares of Series A
         Convertible Preferred Stock (aggregate liquidation preference-
         $5,292,000 and $7,395,000)                                                          1,000            1,000
      Common Stock, par value $.01 per share; authorized 60,000,000 shares;
         outstanding 14,482,632 and 13,466,182 shares                                      145,000          135,000
      Additional capital                                                                43,066,000       36,296,000
      Retained earnings (deficit)                                                        6,164,000      (12,351,000)
      Additional minimum liability related to defined benefit pension plan                (100,000)            -
                                                                                        ----------       ----------

        Total shareholders' equity                                                      49,276,000       24,081,000
                                                                                        ----------       ----------

                                                                                       $69,202,000      $57,239,000
                                                                                        ==========       ==========

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                   Year Ended
                                                                 ------------------------------------------------
                                                                    October 1,      October 2,       October 3,
                                                                      1994            1993*            1992*
                                                                 -------------    -------------    -------------

     Net sales                                                     $69,169,000      $74,535,000      $52,493,000
     Other income                                                      425,000          347,000          142,000
                                                                    ----------       ----------       ----------
           Total revenues                                           69,594,000       74,882,000       52,635,000

     Costs and expenses:
       Cost of goods sold                                           45,774,000       48,387,000       32,448,000
       Research and development                                      3,874,000        1,959,000        1,299,000
       Selling, general and administrative                          13,463,000       12,673,000       11,486,000
       Interest                                                        465,000          602,000          923,000
       Settlements                                                       -           10,500,000          230,000
                                                                    ----------       ----------       ----------
                                                                    63,576,000       74,121,000       46,386,000
     Income from continuing operations
       before income taxes                                           6,018,000          761,000        6,249,000
     Provision for income taxes                                      1,785,000          650,000        2,150,000
                                                                    ----------       ----------       ----------
     Income from continuing operations                               4,233,000          111,000        4,099,000
     Income from discontinued operations                               466,000             -           1,696,000
                                                                    ----------       ----------       ----------
     Income before extraordinary item                                4,699,000          111,000        5,795,000
     Extraordinary item -- tax benefit of utilization
        of net operating loss carryforward                               -              300,000        2,150,000
                                                                    ----------       ----------       ----------
     Income before change in accounting principle                    4,699,000          411,000        7,945,000
     Cumulative effect of change in accounting principle            14,128,000             -                -
                                                                    ----------       ----------       ----------
     Net income                                                     18,827,000          411,000        7,945,000
     Dividend on preferred stock                                      (312,000)               -         (140,000)
     (Deficit), beginning of year                                  (12,351,000)     (12,762,000)     (20,567,000)
                                                                    ----------       ----------       ----------
     Retained earnings (deficit), end of year                       $6,164,000     $(12,351,000)    $(12,762,000)
                                                                     =========       ==========       ==========
     Income per share of common stock:
       Continuing operations                                             $ .26             $.01             $.28
       Discontinued operations                                             .03               -               .11
       Extraordinary item                                                   -               .02              .15
       Change in accounting principle                                      .85               -                -
                                                                          ----             ----             ----

       Net income                                                        $1.14             $.03             $.54
                                                                          ====              ===              ===

     Weighted average number of common and
      common equivalent shares outstanding                          16,494,898       15,814,278       14,825,761
                                                                    ==========       ==========       ==========

     * Reclassified certain items to conform to current year's presentation.

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended
                                                              -------------------------------------------
                                                                October 1,     October 2,    October 3,
                                                                   1994          1993*          1992*
                                                              -------------   ------------   ------------
     Cash flows from operating activities:
      Net income                                               $18,827,000      $411,000      $7,945,000
      Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
         Cumulative effect of accounting change                (14,128,000)         -              -
         Net operating loss carryforward                             -          (300,000)     (2,150,000)
         Income from discontinued operations                      (466,000)         -         (1,696,000)
         Provision for income taxes                              1,785,000       650,000       2,150,000
         Provision for settlements                                   -        10,500,000         230,000
         Depreciation and amortization                           2,391,000     2,479,000       2,572,000
         Allowances against accounts receivable                    140,000       551,000         227,000
         Write-off of inventories                                1,333,000     1,732,000         950,000
         Other                                                     213,000       550,000         458,000

       Changes in assets and liabilities:
         (Increase) in accounts receivable                      (2,631,000)   (1,134,000)     (1,572,000)
         (Increase) in inventories                              (3,568,000)   (3,602,000)     (6,518,000)
         Decrease (increase) in prepaid expenses
          and other assets                                         581,000      (857,000)        298,000
         (Decrease) increase in accounts payable                (1,429,000)    2,083,000       1,384,000
         (Decrease) in accrued expenses
           and other liabilities                                  (930,000)     (641,000)        (72,000)
         (Decrease) in settlements                              (6,500,000)         -               -
                                                                 ---------    ----------       ---------
       Net cash (used in) provided by operating activities      (4,382,000)   12,422,000       4,206,000

     Cash flows from financing activities:
      Proceeds from issuance of common stock                     1,679,000     2,125,000         382,000
      Proceeds from issuance of notes payable
        and other debt                                           4,552,000          -               -
      Principal payments under long-term debt
        and other borrowings                                    (4,901,000)   (1,676,000)     (6,139,000)
      Preferred dividends paid                                        -         (135,000)           -
                                                                 ---------    ----------       ---------
       Net cash provided by (used in) financing activities       1,330,000       314,000      (5,757,000)

     Cash flows from investing activities:
      Capital expenditures                                      (5,688,000)   (2,718,000)       (576,000)
      (Increase) in non-marketable securities                   (1,000,000)         -               -
      Decrease (increase) in temporary investments               1,003,000    (1,179,000)           -
      Cash (used in) provided by discontinued operations          (267,000)   (1,298,000)        421,000
                                                                 ---------     ---------        --------
       Net cash (used in) investing activities                  (5,952,000)   (5,195,000)       (155,000)

     Net (decrease) increase in cash and cash equivalents       (9,004,000)    7,541,000      (1,706,000)

     Cash and cash equivalents at beginning of year             12,134,000     4,593,000       6,299,000
                                                                ----------     ---------       ---------

     Cash and cash equivalents at end of year                   $3,130,000   $12,134,000      $4,593,000
                                                                 =========    ==========       =========

     *Reclassified certain items to conform to current year's presentation.

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 1, 1994

   Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid (tablet, caplet, and capsule) form, with a small number of products in the form of creams and liquids.

Summary of Significant Accounting Policies:

 Principles of Consolidation:

   The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, Par Pharmaceutical, Inc. ("Par"), and seven others, the activities of which are not significant. References herein to the "Company" refer to PRI and its subsidiaries.

 Temporary Investments:

   Investments are stated at the lower of cost or market value. These investments are classified as "available for sale securities" pursuant to Financial Accounting Standards No. 115.

 Inventories:

   Inventories are stated at the lower of cost (first-in, first-out basis) or market value.

 Depreciation and Amortization:

   Property, plant and equipment are depreciated straight-line over their estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

 Research and Development:

   Research and development expenses represent costs incurred by the Company to develop new products and obtain premarketing regulatory approval for such products. All such costs are expensed as incurred.

 Income Taxes:

   Deferred income taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.
Business tax credits and net operating loss carryforwards are recognized to the extent that realization of such benefit is more likely than not.

 Revenue Recognition:

   The Company recognizes revenue at the time it ships product and it provides for returns and allowances based upon actual subsequent allowances and historical trends.

 Per Share Data:

   Per share data is based upon the weighted average number of common shares and equivalents outstanding. For purposes of per share data, the Series A Convertible Preferred Stock is considered to be a common stock equivalent. The dilutive effect of outstanding options and warrants is computed using the "treasury stock" method.

Cash Equivalents:

   For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments to be cash equivalents. At October 1, 1994, cash equivalents were deposited in a financial institution and consisted of immediately available fund balances.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

 Concentration of Credit Risk:

   Financial instruments that potentially subject the Company to credit risk consist of trade receivables and interest-bearing investments. The Company markets its products primarily to domestic distributors, wholesalers and retail drug store chains. The risk associated with this concentration is believed by the Company to be limited due to the large number of distributors, wholesalers, and drug store chains, their geographic dispersion and the performance of certain credit evaluation procedures (see "Accounts Receivable-Major Customers" ).

Discontinued Operations:

   In July 1992, Quad Pharmaceuticals, Inc. ("Quad"), a wholly owned subsidiary, sold its manufacturing facility, the adjoining real property, and certain fixtures related to the facility having a carrying amount of approximately $1,900,000 in the aggregate, to an unrelated company for approximately $3,600,000, resulting in a net gain of $1,696,000.

   In March 1994, the Company completed the disposition of Quad, and, as a result, has reversed estimated operating losses by $466,000.

   The assets and liabilities of discontinued operations have been classified on the balance sheet as such to separately identify them. Quad has virtually no assets with which to satisfy such liabilities. These liabilities, although reflected on the Company's consolidated balance sheets, are not expected to have any material impact upon the Company's cash flow or liquidity because they are direct obligations of Quad and the Company believes that neither it nor its subsidiaries (other than Quad) have any obligation to satisfy these liabilities. The principal components of the liabilities are shown in the table below.


                                          1994    1993
                                         ------  ------
                                         (In Thousands)
Notes payable                            $  813  $  813
Amounts due to customers                  1,657   1,657
Provision for estimated losses              -       457
Accrued expenses and accounts payable       374     701
                                         ------  ------
                                         $2,844  $3,628
                                         ======  ======

Settlements:

Fiscal Year 1993:

 Minnesota Mining and Manufacturing Settlement:

     The Company, in January 1994, reached a settlement agreement with Minnesota Mining & Manufacturing Company ("3M") and its subsidiary Riker Laboratories, Inc. ("Riker", collectively with 3M, "3M/Riker"). The settlement was reflected in fiscal year 1993 results of operations. In fiscal year 1994, in accordance with the terms of the settlement, the Company paid 3M/Riker approximately $5,000,000 in cash and issued 119,500 shares of common stock of the Company ("Common Stock"). The lawsuit brought in 1993 by 3M/Riker against Par stemmed from actions occurring during the tenure of prior management at Par. 3M/Riker alleged that Par improperly obtained United States Food and Drug Administration (the "FDA") approvals by bribing FDA officials and submitting false information to the FDA, as a result of which 3M/Riker claimed to have suffered competitive injury in an amount up to $24,000,000.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

 U.S. Trading Settlement:

     In December 1993, the Company and United States Trading Corporation ("UST") settled their respective suits. This settlement was also reflected in fiscal year 1993 results of operations. In fiscal year 1994, in accordance with the terms of the settlement, the Company paid $250,000 in cash and issued $250,000 in merchandise credit to UST. The lawsuit stemmed from actions occurring during the tenure of prior management at Par.

 Mylan Settlement:

     In November 1993, the Company reached a settlement agreement with Mylan Laboratories, Inc. ("Mylan") with respect to a lawsuit brought in 1989 by Mylan against Par, Quad and others. This settlement was reflected in fiscal year 1993 results of operations. In fiscal year 1994, in accordance with the terms of the settlement, the Company paid Mylan $1,000,000 in cash and issued it approximately 111,000 shares of Common Stock. The lawsuit stemmed from actions occurring during the tenure of prior management at Par. Mylan alleged that two of the Company's subsidiaries improperly obtained FDA approvals by bribing FDA officials and submitting false information to the FDA, as a result of which Mylan claimed to have suffered competitive injury in an amount of up to $600,000,000.

 Application Integrity Assessment Program:

     In October 1993, the Company was informed by the FDA that it had completed the Application Integrity Assessment Program (the "Assessment Program") for Par and that the FDA would review Abbreviated New Drug Applications ("ANDAs") submitted by Par for the approval of generic drugs. In addition, the Company became eligible to again bid on government contracts, without previous limitation. The Assessment Program was initiated as a result of investigations by the Federal government in 1989 resulting in guilty pleas by Par and by certain former executives of Par to charges of providing an unlawful gratuity to a public official.

 Directors' and Officers' Liability Insurance Settlement:

     In September 1993, the Company reached a settlement agreement with the former insurance carrier of its directors' and officers' liability policy pursuant to which the Company, in exchange for $650,000, settled all claims against the insurer. The Company's claims were for the advancement and payment of legal expenses and settlement costs on behalf of former officers and directors relating to shareholder litigation.

Fiscal Year 1992:

 United States Defense Logistics Agency:

     In June 1992, the Company entered into an agreement with the United States Defense Logistics Agency under which Par is regarded by the Defense Department as eligible to contract with the Federal government. The agreement ended both Par's suspension and proposed debarment from Federal government contracting and allowed Par to actively seek to sell products to the Federal government and agencies thereof.

 New York State Manufacturing License:

     In May 1992, the Company consented to an order by the Board of Regents of the State of New York under which the State terminated a proposed disciplinary proceeding against Par and regarded Par as fully responsible to continue to be registered as a pharmaceutical manufacturer in the State of New York. Pursuant to the consent order, Par agreed to pay a civil fine of $230,000 to the State over a period of 30 months, and to be on probation for three years. Since entering into this settlement, New York has issued three-year renewal licenses to Par for its two manufacturing facilities located in New York.

Temporary Investments:

     Investments include certificates of deposit of $176,000 in fiscal year 1994 and $1,179,000 in fiscal year 1993 consisting of a treasury note of $1,009,000 and a certificate of deposit of $170,000.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994


Accounts Receivable:
                              1994    1993
                              ----    ----
                             (In Thousands)
 Accounts receivable        $12,115  $9,484
                            -------  ------

 Allowances:
  Doubtful accounts             124     137
  Returns and allowances        349     625*
  Price adjustments           2,295   1,866*
                            -------  ------
                              2,768   2,628
                            -------  ------
 Accounts receivable,
  net of allowances         $ 9,347  $6,856
                            =======  ======

     *  Restated to conform to current year's presentation.

 Major Customers:

   Two of the Company's customers accounted for approximately 12% and 10%, 16% and 11%, and 20% and 12% of net sales from continuing operations in fiscal years 1994, 1993 and 1992, respectively.

   At October 1, 1994, amounts due from these same two customers accounted for approximately 17% and 15% of the accounts receivable balance. At October 2, 1993, the amounts due from these same two customers accounted for approximately 26% and 16% of the accounts receivable balance.

Inventories:
                                                    1994     1993
                                                    ----     ----
                                                   (In Thousands)
 Raw materials and supplies                       $ 7,407  $ 6,242
 Work in process and finished goods                 8,945    7,875
                                                  -------  -------
                                                  $16,352  $14,117
                                                  =======  =======
Property, Plant and Equipment:
                                                    1994     1993
                                                    ----     ----
                                                   (In Thousands)
 Land                                             $ 2,230  $ 2,044
 Buildings                                         15,581   12,024
 Machinery and equipment                           16,979   16,005
 Office equipment, furniture and fixtures           3,521    2,946
 Leasehold improvements                               794    1,729
                                                  -------  -------
                                                   39,105   34,748
 Less accumulated depreciation
  and amortization                                 16,101   14,711
                                                  -------  -------
                                                  $23,004  $20,037
                                                  =======  =======

Distribution Agreements:

   In September 1994, the Company signed two agreements (the "September 1994 Agreements") with Mova Pharmaceutical Corporation ("Mova"), a domestic pharmaceutical company. Under the September 1994 Agreements, the Company was appointed as the distributor of the two generic pharmaceuticals to be developed and manufactured by Mova once they are approved by the FDA. The first product received FDA approval in September 1994, and the Company has commenced marketing the product. The distribution agreements cover five year periods commencing with the FDA approval of the respective product. The Company will pay to Mova a base price for each product plus a percentage of net profits as defined in the September 1994 Agreements.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

   In February 1994, the Company entered into an agreement (the "February 1994 Agreement") with Sano Corporation ("Sano"), a domestic pharmaceutical company which is developing generic drug transdermal delivery systems. Under the agreement, Par became the exclusive United States distributor for two products which Sano is developing (subsequent to fiscal year end 1994, the Company exercised one of three options for an additional product). It is planned that ANDAs for the initial two products will be filed in the second quarter of fiscal 1995. The agreement has a term of ten years (subject to earlier termination by either party) and thereafter, automatically renews from year to year unless either party provides notice of non-renewal. Once the Company commences to distribute the product, it will make payments based upon a percentage of gross profits to Sano.

   The Company advanced $1,000,000 to Sano in fiscal year 1994 as payment for research and development costs for the initial two products. The Company renegotiated the agreement to enable the advance to be recovered within three years by obtaining a greater share of gross profits. As this advance is repaid, it will be treated as income in the periods received. In November, an additional $228,000 was advanced for the third product. Additionally, the Company made a long term investment by purchasing $1,000,000 of Sano Series D Preferred Stock (issued through a private placement). The investment is classified as an "available for sale security" pursuant to Financial Accounting Standards No. 115.

   In May 1993, the Company was appointed by The Generics Group B.V. (the "Group"), an international pharmaceutical business, as the exclusive United States distributor of up to five generic pharmaceuticals to be manufactured by the Group's affiliates pending approval by the FDA (the "May 1993 Agreement"). ANDA approvals for Alprazolam, Triazolam, and Atenolol were received in fiscal year 1994 and the Company began distributing Alprazolam and Triazolam. Two additional drugs, which will be made available to the Company for distribution, have yet to be designated by the Group. The May 1993 Agreement also contains provisions for the development by the Group of additional generic pharmaceuticals for distribution by the Company. Under the May 1993 Agreement, the Company is obligated to issue a warrant to purchase 150,000 shares of Common Stock for $10 per share. The terms of the warrant will be similar to the warrant issued pursuant to the October 1992 Agreement (see below); however, the warrant to be granted under the May 1993 Agreement will become exercisable only upon reaching certain levels of sales for the distributed products.

   In October 1992, the Company entered into an agreement (the "October 1992 Agreement") with Genpharm Inc. ("Genpharm"), a Canadian manufacturer of generic pharmaceuticals (which is an affiliate of the Group) under which Par became the exclusive United States distributor of two of Genpharm's pharmaceutical products, Piroxicam and Pindolol. The agreement has an initial term of ten years (subject to earlier termination by either party as provided therein), and thereafter automatically renews from year to year unless either party gives notice of non-renewal. The cost to the Company of such products is based upon a percentage of gross profits as defined in the October 1992 Agreement. In connection with the October 1992 Agreement, the Company issued a warrant to Genpharm to purchase 150,000 shares of PRI's common stock for $6 per share. The warrant became exercisable in March 1993, has an initial term of five years (subject to earlier termination in the event the Company ceases to be Genpharm's exclusive distributor of the products covered by the October 1992 Agreement), and may be extended for up to an additional five years in the event that the closing price of Common Stock has not reached levels specified in the warrant agreement. In fiscal year 1994, the warrant was exercised to purchase 5,300 shares of Common Stock.

Long Term Debt:

  Under an agreement entered into in 1992 concerning two term loans and a $7,000,000 revolving credit facility, all of which were collateralized by the assets of the Company, the bank had the ability to demand prepayment of the long-term debt in an amount equal to fifty percent of excess cash flows, as defined, up to $500,000 per year. The bank waived its right to demand this prepayment for the 1994 and 1993 fiscal years.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

   In December 1993, the Company and the bank agreed to (i) reduce the interest rates on the term loans and the $7,000,000 revolving credit to the prime rate, (ii) eliminate the facility fee, (iii) reduce the committment fee on unused balances to 1/4 of 1%, and (iv) make the revolving credit facility unsecured. Additionally, the agreements permitted a portion of earnings to be paid as dividends on common stock.

   The Company, in May 1994, borrowed $1,340,000 under a seven-year 8.5% fixed rate (the rate will be readjusted in 1999) mortgage loan from another bank to purchase a building.


                                          1994      1993
                                         ------    ------
                                          (In Thousands)
          Industrial Revenue Bond (a)    $1,822    $2,243
          Term loans (b)                  4,921     4,192
          Other (c)                         617     1,219
                                          -----     -----
                                          7,360     7,654
          Less current portion            1,870     1,834
                                          -----     -----
                                         $5,490    $5,820
                                          =====     =====

   (a) The bond bears interest at 70% of the prime rate, subject to adjustment based on subsequent changes in tax laws, and is repayable in monthly installments into 1999.

   (b) All of these loans, except the mortgage loan for which the rate is fixed, bear interest at the prime rate, and amortize in monthly installments through 1999.

   (c) Primarily represents the balance of the settlement reached by the U.S. Attorney of an investigation in 1991, which balance was paid in the first quarter of fiscal year 1995.

   In November 1994, the Company and the bank formalized the arrangement reached in December 1993, and entered into a new term loan agreement, revised its revolving credit agreement, and renewed and amended the two existing term loan agreements. The new term loan agreement will provide up to $4,000,000 for capital expenditures and may be borrowed in the first half of fiscal year 1995. The revolving credit facility, which provides up to $7,000,000 was extended to March 31, 1996. The covenants of the revolving credit agreement and the previously existing term loans have been conformed to the covenants negotiated for the new term loan. The term loans are collateralized by the assets of the Company. Interest on all bank loans is at the prime rate, and any unused portion of the revolving credit bears a fee of 1/4 of 1% per annum.

   At October 1, 1994, $196,000 was outstanding, at the bank which provided the $1,340,000 mortgage (see above), under a $250,000 line of credit which
is utilized to acquire equipment.   Interest, based upon the prime rate, is
fixed at the time of each borrowing.

   Long-term debt maturities during the next five years, including the portion classified as current, are $1,870,000 in 1995, $1,358,000 in 1996, $1,305,000 in 1997, $1,381,000 in 1998, and $1,446,000 in 1999 and
thereafter.

   During the fiscal years ended 1994, 1993 and 1992, the Company incurred total interest expense of $465,000, $602,000, and $923,000, respectively. Interest paid in each year approximated interest expense.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

Shareholders' Equity:

 Preferred Stock:

     In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion or other rights as the Board of Directors may determine at the time of issuance.

  Pursuant to a settlement reached in 1991 of shareholder litigation, the Company, in July 1992, issued 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is nonvoting, is convertible into Common Stock on a share-for-share basis at any time at the option of the holder, has a liquidation preference of $5.00 per share, and is entitled to an annual dividend of up to $.30 per share, to the extent that net earnings (as defined) of the Company exceed $1,500,000. Dividends, to the extent earned, are preferential and cumulative. The Preferred Stock may be redeemed by the Company under certain circumstances. In addition, after the third anniversary of the issuance date of the Preferred Stock, the Company may, under certain circumstances, require all of the Preferred Stock to be converted into Common Stock on a 1.1 for 1 share basis.

 Dividend:
  In fiscal year 1994, net earnings (as defined) exceeded $1,500,000. The preferred dividend of $.30 per share was accrued and is scheduled to be paid on February 1, 1995.

 Changes in Shareholders' Equity:
  Changes in the Company's Common Stock, Preferred Stock and Additional Capital accounts during the fiscal years ended in 1992, 1993, and 1994 were as follows:

                                             Series A Convertible
                                                Preferred Stock        Common Stock          Additional
                                                Shares    Amount    Shares       Amount       Capital
                                                ------    ------    ------       ------      ----------
     Balance, September 28, 1991              2,000,000   $1,000  12,184,237     $122,000   $32,784,000
     Exercise of stock options                      -        -       105,500        1,000       361,000
     Compensatory arrangements                      -        -        60,293        1,000       349,000
     Stock issued pursuant to
      settlement of shareholder litigation          -        -        40,000          -         230,000
     Conversion of preferred shares              (3,163)     -         3,163          -             -
                                              ---------    -----  ----------      -------    ----------
     Balance, October 3, 1992                 1,996,837    1,000  12,393,193      124,000    33,724,000
     Issuance of warrant                            -        -           -            -         300,000
     Exercise of stock options                      -        -       527,125        6,000     2,040,000
     Compensatory arrangements                      -        -        28,097          -         237,000
     Conversion of preferred shares            (517,767)     -       517,767        5,000        (5,000)
                                              ---------    -----  ----------      -------    ----------
     Balance, October 2, 1993                 1,479,070    1,000  13,466,182      135,000    36,296,000
     Exercise of stock options                      -        -       343,000        3,000     1,495,000
     Exercise of warrant                            -        -         5,300          -          32,000
     Issuance of warrant                            -        -           -            -         250,000
     Conversion of preferred shares            (420,670)     -       420,670        4,000        (4,000)
     Compensatory arrangements                      -        -        16,869        1,000     1,392,000
     Stock issued pursuant to settlements           -        -       230,611        2,000     3,605,000
                                              ---------    -----  ----------      -------    ----------
     Balance, October 1, 1994                 1,058,400   $1,000  14,482,632     $145,000   $43,066,000
                                              =========    =====  ==========      =======    ==========

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

 Share Purchase Rights Plan:

   Each share of Common Stock outstanding carries with it one Common Share Purchase Right ("Right"). Generally, the Rights will become exercisable only if a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock, or if the Board of Directors has determined that a person or group has sought control of the Company with the result that control by such person or group ("Disqualifying Persons") would be detrimental to the maintenance, renewal or acquisition of the Company's governmental or regulatory approvals. If a person or group thereafter acquires beneficial ownership of 25% or more of the outstanding Common Stock or if the Board of Directors determines that there is a reasonable likelihood that control of the Company by a Disqualifying Person would result in the loss of, or denial of approval for, any governmental or regulatory approval of the Company, each outstanding Right not owned by such person or group would entitle the holder to purchase, for $25 (the exercise price of the Right), Common Stock having a market value of $50. Under certain other circumstances, including the acquisition of the Company in a merger or other business combination, each Right not owned by the acquiring party will entitle the holder to purchase for $25, securities of the acquirer having a market value of $50. The Rights are subject to redemption by the Company at a redemption price of $.01 per Right.

 Employee Stock Purchase Program:

   The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 16,928 shares, 9,739 shares and 3,973 shares during fiscal years 1994, 1993 and 1992, respectively. At October 1, 1994, 958,610 shares remain available for sale under the Program.

 Stock Options:
   The following is a summary of stock option activity during the fiscal years ended in 1994, 1993 and 1992:

                                                  1994                   1993               1992
                                               ----------             ---------          ----------
                                                     Price Per             Price Per             Price Per
                                           Shares      Share      Shares     Share      Shares     Share
                                         ----------  ---------  ----------  --------  ----------  --------

     Outstanding at beginning of year    2,699,250    $2.63 to  2,359,494   $2.63 to  1,984,244   $2.63 to
                                                        $10.50                $13.25                $13.25
     Granted                               266,500    $7.00 to    998,000   $6.50 to    608,750   $5.75 to
                                                        $14.13                $10.50                 $7.00
     Exercised                            (343,000)   $2.63 to   (527,125)  $3.50 to   (105,500)  $3.13 to
                                                        $10.13                 $7.88                 $3.50
     Cancelled                             (65,500)   $3.50 to    (63,750)  $3.50 to   (128,000)  $3.13 to
                                                        $14.13                $13.25                $10.33
     Surrendered                           (23,750)   $3.50 to    (67,369)  $3.50 to          -
                                         ---------              ---------             ---------
                                                        $14.13                 $6.25
     Outstanding at end of year          2,533,500    $2.63 to  2,699,250   $2.63 to  2,359,494   $2.63 to
                                         =========              =========             =========
                                                        $14.13                $10.50                $13.25

   The Company's 1990 Stock Incentive Plan (the "1990 Plan") provides for the granting of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards or any combination thereof to employees of the Company or to others. The Company has reserved 1,700,000 shares of Common Stock for issuance under the 1990 Plan.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

   Under the 1989 Directors' Stock Option Plan (the "Directors' Plan"), options are granted to directors of the Company who are not employees of the Company or are otherwise ineligible to receive options under any other plan adopted by the Company. Eligible directors are granted options upon their initial election to the Board and once in each fiscal year thereafter on the earlier of June 30 or the date on which the shareholders elect directors at an annual meeting. The Company has reserved 550,000 shares of Common Stock for issuance under the Directors' Plan.

   The Company's 1986 Stock Option Plan provides that options may be granted to employees of the Company or to others for the purchase of up to 900,000 shares of the Company's Common Stock. Options granted under the plan may be incentive stock options or nonqualified options.

   The 1983 Stock Option Plan terminated in August 1993, and no further options have been, or will be, granted.

   At October 1, 1994 and October 2, 1993, options for 312,663 and 694,663 shares, respectively, were available for future grant under the various plans. Options for 2,066,768 shares were exercisable at October 1, 1994.

Income Taxes:

   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which required the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 required the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000. This amount is reflected in the net income of the Company as the cumulative effect of a change in accounting principle.

   The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                     October 1,        October 3,
                                        1994              1993
                                   --------------    --------------
                                            (In Thousands)
     Deferred assets:
     NOL carryforwards                   $13,795          $11,386
     Accrued legal settlements                 -            3,570
     Accounts receivable                     923              870
     Accrued employee benefits               623              689
     Tax credit carryforward                   -              463
     Inventory                               299                -
     State tax NOL                           800                -
     Other                                   481              382
                                         -------          -------
                                          16,921           17,360
     Valuation allowance                  (1,000)          (1,000)
                                         -------          -------
                                          15,921           16,360
     Deferred liabilities:
     Fixed assets                          2,329            2,221
     Other                                     5               11
                                         -------          -------
                                           2,334            2,232
     Net deferred assets                 $13,587          $14,128
                                         =======          =======

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

  Included in the recognition of future tax benefits is approximately $1,244,000 of stock option compensation credited to additional capital.

  The components of income tax expense (credit) follow:

                                       1994     1993    1992
                                      -------  ------  ------
                                           (In Thousands)
       Federal:
          Current                          -    $300   $2,117
          Deferred                    $2,585       -        -
                                      ------    ----   ------
                                      $2,585    $300   $2,117
                                      ------    ----   ------
       State:
          Current                          -     350       33
          Deferred                      (800)*     -        -
                                      ------    ----   ------
                                        (800)    350       33
                                      ------    ----   ------
                                      $1,785    $650   $2,150
                                      ======    ====   ======

* During fiscal year 1994, there was a change in state tax laws which permitted recognition of NOL carryforwards.

  The table below provides the details of the differences, if any, between the provision for income taxes and the amount determined by multiplying income before income taxes by the applicable federal statutory rate:


                                       1994     1993    1992
                                      ------    -----   -----
     Statutory tax rate                 34%       34%     34%
     State tax NOL generated           (13%)       -       -
     State alternative minimum tax       -        46%      -
     Other - non-deductible              9%        5%      -
                                      ----      ----    ----
     Effective tax rate                 30%       85%     34%
                                      ====      ====    ====

   At October 1, 1994, the Company had NOL carryforwards for tax purposes of approximately $40,000,000 that expire in September 2005 through September 2009.

   The Internal Revenue Service has indicated that it intends to disallow the Company's credit for increased research activities. The Company is vigorously contesting the Internal Revenue Service's position that credits for research activities are not permitted. In the event a determination is made that the Company was not entitled to such credit, a reserve of approximately $1,000,000 was provided upon implementation of FAS 109.

Commitments:

 Leases:
   At October 1, 1994, the Company had minimum rental commitments aggregating $2,347,000 under noncancelable operating leases expiring through 1998. Amounts payable thereunder are $781,000 in 1995, $713,000 in
1996, $622,000 in 1997, and $231,000 in 1998.   Rent expense charged to
operations in fiscal years 1994, 1993 and 1992 was $907,000, $860,000, and $1,012,000, respectively.

 Retirement Plans:

   The Company has a defined contribution, Social Security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Plan. It also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans were $598,000 in 1994 (reduced by $250,000 in forfeitures), $962,000 in 1993, and $669,000 in 1992.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

     The Company maintains a Defined Benefit Pension Plan covering eligible employees as defined in the Plan, which was frozen October 1, 1989. Since the benefits under this Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the plan. The funding policy for this Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Plan retirees. The assets of the plan are invested in mortgages and bonds.

     Net pension expense for fiscal years 1994, 1993 and 1992 included the following components:

                                                         1994     1993     1992
                                                        -------  -------  ------
                                                              (In Thousands)
      Interest cost                                     $  128   $  128   $ 126
      Actual return on assets                              129     (178)   (152)
      Net amortization and deferral:
       Asset (loss) gain                                  (266)      52      35
       Amortization of initial unrecognized transition
        obligation                                          51       51      51
       Amortization of unrecognized net gain                 -       (1)      -
                                                        ------   ------   -----
       Net pension expense                              $   42   $   52   $  60
                                                        ======   ======   =====

   The discount rate used to measure the projected benefit obligation for the Plan is 7%. The assumed long-term rate of return on plan assets in 1994 was 9%. The Plan's funded status and the amounts recorded on the Company's consolidated balance sheets are as follows:

                                                         1994     1993
                                                        ------   ------
                                                         (In Thousands)
          Vested benefit obligations                    $1,900   $1,888
                                                        ======   ======
          Accumulated benefit obligations               $1,900   $1,888
                                                        ======   ======
          Projected benefit obligations                 $1,900   $1,888
          Market value of assets                         1,347    1,565
                                                        ------   ------
          Projected benefit obligation in
           excess of market value                         (553)    (323)
          Unrecognized net obligation                      705      757
          Unrecognized net loss (gain)                     112     (151)
          Adjustment for minimum liability                (817)    (606)
                                                        ------   ------
          Net recorded pension (liability)              $ (553)  $ (323)
                                                        ======   ======

Contingencies and Other Matters:

 Legal Proceedings:

   The Company is involved in minor litigation matters, including certain products liability actions, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material adverse effect on its financial statements, considered as a whole.

   The Company received a warning letter in May 1994 from the FDA setting forth certain alleged deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act. The warning letter does not limit the manufacture of the Company's product line nor suspend the review and approval of applications pending at the FDA. The FDA indicated that it would shortly complete its review of the Company response and that a mutually amenable working relationship continues between the FDA and the Company. No assurances can be given that the outcome of the FDA review will not have a material adverse affect upon the Company.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                October 1, 1994

   The Company is a plaintiff in several proceedings against former management members seeking recovery of, among other things, salaries and amounts paid for indemnification, in connection with their actions as former managers of Par. The Company is seeking unspecified damages. Although the Company is vigorously pursuing such claims, there is no assurance that the Company will recover any amounts or that any recoveries will be material.

                                                Richard A. Eisner & Company, LLP
            ____________________________________________________________________
                                                     Accountants and Consultants



                      REPORT OF INDEPENDENT AUDITORS WITH
                       RESPECT TO SUPPLEMENTARY SCHEDULES



Board of Directors and Shareholders
Pharmaceutical Resources, Inc.
Spring Valley, New York


     The audits referred to in our report dated November 30, 1994 included Schedules III and VIII, for the years ended October 1, 1994, October 2, 1993, and October 3, 1992. In our opinion, the schedules referred to above present fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.

/s/ Richard A. Eisner & Company, LLP

New York, New York
November 30, 1994






            575 Madison Avenue, New York, N.Y.  10022-2597
           Member of Summit International Associates, Inc.
 New York, NY  .  Melville, NY  .  Cambridge, MA  .  Florham Park, NJ

                                                                    SCHEDULE III
                         PHARMACEUTICAL RESOURCES, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                      October 1,    October 2,
                                                         1994          1993
                                                     ------------  ------------
     ASSETS
     ------
     Cash and cash equivalents                       $   777,000   $  2,454,000
     Other current assets                                171,000         58,000
                                                     -----------   ------------
      Total current assets                               948,000      2,512,000

     Due from subsidiaries                            12,946,000     20,400,000
     Investment in subsidiaries                       34,680,000     11,674,000
     Investment in non-marketable securities           1,000,000           -
     Other assets                                         20,000           -
                                                     -----------   ------------
                                                     $49,594,000   $ 34,586,000
                                                     ===========   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
     Settlements                                            -      $  6,500,000
     Preferred stock dividend                        $   318,000          5,000
                                                     -----------   ------------
      Total current liabilities                          318,000      6,505,000

     Long term settlements                                  -         4,000,000

     Commitments, contingencies and other matters           -              -

     Shareholders' equity:
      Preferred Stock, par value $.0001 per share;
       authorized 6,000,000 shares; issued and
       outstanding 1,058,400 and 1,479,070 shares
       of Series A Convertible Preferred Stock
       (aggregate liquidation preference-$5,292,000
       and $7,395,000)                                     1,000          1,000
      Common Stock, par value $.01 per share;
       authorized 60,000,000 shares; outstanding
       14,482,632 and 13,466,182 shares                  145,000        135,000
      Additional capital                              43,066,000     36,296,000
      Retained earnings (deficit)                      6,164,000    (12,351,000)
      Additional minimum liability related to
       defined benefit pension plan                     (100,000)          -
                                                     -----------   ------------
        Total shareholders' equity                    49,276,000     24,081,000
                                                     -----------   ------------
                                                     $49,594,000   $ 34,586,000
                                                     ===========   ============

   The Registrant guarantees the bank debt of its subsidiary, Par Pharmaceutical, Inc. ("Par"). Bank debt of Par at October 1, 1994 and October 2, 1993 aggregated $6,743,000 and $6,466,000 respectively. In addition, the Company is a party to employment agreements with Par and executive officers and directors of both companies.

                  The Notes to Financial Statements in Part II
                     are an integral part of this Schedule.

                                                                    SCHEDULE III
                         PHARMACEUTICAL RESOURCES, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                       Year Ended   Year Ended
                                                       October 1,   October 2,
                                                          1994         1993
                                                      ------------  -----------
     Other income                                     $    37,000    $  42,000
     Costs and expenses:
      General and administrative                          703,000      553,000
      Interest                                              2,000        4,000
                                                      -----------    ---------
                                                          705,000      557,000
                                                      -----------    ---------

     (Loss) before equity in net earnings of
      subsidiaries                                       (668,000)    (515,000)
     Equity in net earnings of subsidiaries             5,367,000      626,000
                                                      -----------    ---------
     Income before extraordinary item                   4,699,000      111,000
     Equity in extraordinary item of subsidiaries            -         300,000
                                                      -----------    ---------
     Income before cumulative effect of change in
      accounting principle                              4,699,000      411,000
     Equity in cumulative effect of change in
      accounting principle of subsidiaries             14,128,000         -
                                                      -----------    ---------
     Net income                                       $18,827,000    $ 411,000
                                                      ===========    =========

                            STATEMENTS OF CASH FLOWS

                                                     Year Ended    Year Ended
                                                     October 1,    October 2,
                                                        1994          1993
                                                    ------------  -------------
     Net cash (used in) provided by operating
      activities                                    $(6,299,000)  $ 10,453,000

     Cash flows from financing activities:
      Proceeds from issuance of capital stock         1,679,000      2,125,000
      Preferred dividends paid                             -          (135,000)

     Cash flows from investing activities:
      Net advances from (to) subsidiaries             3,943,000    (10,355,000)
      Investment in non-marketable securities        (1,000,000)          -
                                                    -----------   ------------

     Net (decrease) increase in cash                 (1,677,000)     2,088,000
     Cash and cash equivalents at beginning of
      period                                          2,454,000        366,000
                                                    -----------   ------------
     Cash and cash equivalents at end of period     $   777,000   $  2,454,000
                                                    ===========   ============




                  The Notes to Financial Statements in Part II
                     are an integral part of this Schedule.

                                                                   SCHEDULE VIII
                         PHARMACEUTICAL RESOURCES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

 Column A                                            Column B    Column C         Column D     Column E
- - - - - - - -----------                                         ----------   ---------       -----------   ---------
                                                                 Additions
                                                    Balance at   charged to                     Balance
                                                    beginning     costs and                    at end of
Description                                         of period     expenses       Deductions     period
- - - - - - - -----------                                         ----------   ----------      -----------   ---------

     Allowance for doubtful accounts:

      Year ended October 1, 1994                    $137,000       $(9,000) (a)    $4,000 (b)   $124,000

      Year ended October 2, 1993                    $212,000      $(72,000) (a)    $3,000 (b)   $137,000

      Year ended October 3, 1992                    $186,000       $47,000        $21,000 (b)   $212,000


     Allowance for returns and other:

       Year ended October 1, 1994                 $2,491,000    $5,481,000     $5,328,000 (c)  $2,644,000

       Year ended October 2, 1993                 $1,865,000    $4,231,000     $3,605,000 (c)  $2,491,000

       Year ended October 3, 1992                 $1,663,000      $807,000       $605,000 (c)  $1,865,000


     (a) Reduction of allowance no longer necessary.

     (b) Write-off of uncollectible accounts.

     (c) Returns and allowances charged against allowance provided therefor.



                  The Notes to Financial Statements in Part II
                     are an integral part of this Schedule.



                                 EXHIBIT INDEX
EXHIBIT NO.                                                                              PAGE NO.
  3.1          Certificate of Incorporation of the Registrant. (4)

  3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 6, 1992-- incorporated by reference to the Registrant's Registration
               Statement on Form 8-A (Commission File No. 0-20834), filed with the Commission November 10, 1992.

  3.2          By-Laws of the Registrant, as amended and restated. (3)

  4            Rights Agreement, dated August 6, 1991, between the
               Registrant and Midlantic National Bank, as Rights Agent. (5)

  4.1          Amendment to Rights Agreement, dated as of April 27, 1992. (3)

  10.1         1983 Stock Option Plan of the Registrant, as amended. (2)

  10.2         1986 Stock Option Plan of the Registrant, as amended. (2)

  10.3 1989 Directors' Stock Option Plan of the Registrant, as amended. (5)

  10.4         1989 Employee Stock Purchase Program of the Registrant. (7)

  10.5         1990 Stock Incentive Plan of the Registrant, as amended. (2)

  10.6         Form of Retirement Plan of Par. (12)

  10.6.1       First Amendment to Par's Retirement Plan, dated October 26, 1984.
               (6)

  10.7         Form of Retirement Savings Plan of Par. (12)

  10.7.1       Amendment to Par's Retirement Savings Plan, dated July 26, 1984.
               (13)

  10.7.2       Amendment to Par's Retirement Savings Plan, dated November 1,
               1984. (13)

  10.7.3       Amendment to Par's Retirement Savings Plan, dated September 30,
               1985. (13)

  10.8         Par Pension Plan, effective October 1, 1984. (4)

  10.9         Employment Agreement, dated as of October 4, 1992, among the
               Registrant, Par and Kenneth I. Sawyer. (1)

  10.10        Lease Agreement between Par and the County of Rockland
               Industrial Development Agency, dated as of October 1, 1984. (6)

  10.10.1 Lessee Guaranty between Par and Midlantic National Bank, dated as of October 1, 1984. (6)

  10.10.2      Mortgage from County of Rockland Industrial Development
               Agency to Midlantic National Bank, as Trustee, dated as of October 1, 1984. (13)

  10.10.3      Security Agreement between County of Rockland Industrial
               Development Agency and Midlantic National Bank, as Trustee, dated as of October 1, 1984. (13)

  10.11        Term Loan Agreement, dated September 18, 1987, between Midlantic
               National Bank/North and Par. (11)



EXHIBIT NO.                                                                               PAGE NO.
  10.11.1      Note and Indenture, dated September 18, 1987, between Midlantic
               National Bank/North and Par. (11)

  10.12 Revolving Credit Agreement, dated February 20, 1992, between Par and Midlantic National Bank. (1)

  10.13        Agreement Concerning Term Loans, dated February 20, 1992, between
               Par and Midlantic National Bank. (1)

  10.14        Amendments to Term Note, dated February 20, 1992. (1)

  10.15        Lease for premises located at 12 Industrial Avenue, Upper Saddle
               River, New Jersey, between Par and Charles and Dorothy Horton, dated October 21, 1978 and extension dated September 15, 1983.
               (12)

  10.15.1      Extension of Lease, dated November 8, 1989, between Par and
               Charles and Dorothy Horton relating to premises at 12 Industrial
               Avenue, Upper Saddle River, New Jersey. (9)

  10.16        Lease, dated November 7, 1986, between Ramapo Corporate Park,
               Inc. as landlord, and Par as tenant. (4)

  10.16.1      Amendment by letter dated March 10, 1988 to the lease, dated
               November 7, 1986, between Ramapo Corporate Park, Inc. as lessor and Par as lessee. (10)

  10.17        Lease, dated December 15, 1987, between Ram Ridge Estates Corp.
               as lessor and Par as lessee. (10)

  10.18        Standstill Agreements and Irrevocable Proxies, each dated May 29,
               1990, between Par and each of Asrar Burney, Dulal Chatterji, and
               Raja Feroz. (8)

  10.19        Agreement of Purchase and Sale, dated June 4, 1992, among Quad,
               Par, and The Liposome Company, Inc. (1)

  10.19.1      Modification of Agreement of Purchase and Sale, dated July 24,
               1992, among Quad, Par, and The Liposome Company, Inc. (1)

  10.20        Employment Agreement, dated as of April 1, 1993, between Par and
               Diana L. Sloane. (14)

  10.21        Employment Agreement, dated as of May 19, 1993, between the
               Registrant and Robert I. Edinger. (14)

  10.22        Distribution Agreement, dated as of October 16, 1993, between
               Genpharm, Inc., the Registrant and PRX Distributors, Ltd. (14)

  10.23        Agreement, dated as of September 30, 1993, between National Union
               Fire Insurance Company of Pittsburgh and Par. (14)

  10.24        Settlement Agreement and Release, dated as of November 29, 1993, between Mylan Laboratories, Inc., the Registrant, Par and Quad.
               (14)

  10.25 Settlement Agreement and Release, dated as of January 6, 1994, between Minnesota Mining & Manufacturing Company, Riker
               Laboratories, Inc., the Registrant and Par. (14)


EXHIBIT NO.                                                                              PAGE NO.
  10.26        Settlement Agreement and Release, dated as of December 22, 1993, between United States Trading Corporation, Marvin Sugarman,
               Liquipharm, Inc., the Registrant and Par. (14)

  10.27        Letter Agreement, dated April 30, 1993, between the Generics
               Group B.V. and Par.

  10.28        Distribution Agreement, dated as of February 24, 1994, between
               Sano Corporation, the Registrant and Par, as amended.

  10.29        Mortgage and Security Agreement, dated May 4, 1994, between Urban
               National Bank and Par. (15)

  10.29.1      Mortgage Loan Note, dated May 4, 1994. (15)

  10.29.2      Corporate Guarantee, dated May 4, 1994, by the Registrant to
               Urban National Bank. (15)

  10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

  10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

  10.32        Letter Agreement, dated as of October 13, 1994, between Par and
               Robert I. Edinger.

  10.33        Term Loan Agreement, dated as of November 29, 1994, between
               Midlantic Bank, NA and Par, to be filed by amendment.

  10.34        Amended and Restated Revolving Credit Agreement, dated as of
               November 29, 1994, between Midlantic Bank, NA and Par, to be filed by amendment.

  10.34.1 Revolving Loan Note, dated November 29, 1994, to be filed by amendment.

  10.35        Amended and Restated Agreement Concerning Term Loans, dated as of
               November 29, 1994, between Midlantic Bank, NA and Par, to be filed by amendment.

  11           Computation of per share data.

  13           1994 Annual Report to Shareholders, to be filed by amendment.

  21           Subsidiaries of the Registrant.

  23           Consent of Richard A. Eisner & Company, LLP.

  (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 3, 1992 and incorporated herein by reference.

  (2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

  (3) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B, filed May 15, 1992, and incorporated herein by reference.

  (4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended September 28, 1991 and incorporated herein by reference.

  (5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

  (6) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K (Commission File No. 1-9449) for the year ended September 29, 1990 and incorporated herein by reference.

  (7) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

  (8) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Current Report on Form 8-K dated May 29, 1990 and incorporated herein by reference.

  (9) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

  (10) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

  (11) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

  (12) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Registration Statement on Form S-1 (No. 2-86614) and incorporated herein by reference.

  (13) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Registration Statement on Form S-1 (No. 33-4533) and incorporated herein by reference.

  (14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrants' Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 2, 1993 and incorporated herein by reference.

  (15) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10827) for the quarter ended April 2, 1994 and incorporated herein by reference.