Form 10-K405/A
period 1994-10-01
PHARMACEUTICAL RESOURCES INC
filed 1995-01-30
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10 - K/A1


Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                     For Fiscal Year Ended October 1, 1994

                         Commission File Number 1-10827


                         PHARMACEUTICAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                                 22-3122182
 (State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                           Identification Number)

ONE RAM RIDE ROAD, SPRING VALLEY, NEW YORK                                 10977
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

             Series A Convertible Preferred Stock, $.0001 par value
             ------------------------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  Yes   [x]     No
                                        --------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Part III of this Form 10-K/A or any amendment
to this Form 10-K/A.     [x]
                      ---------

                                  $130,772,610

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 19, 1994 (ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES").

                                   14,593,395
      Number of shares of common stock outstanding as of December 19, 1994

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------   --------------------------------------------------

DIRECTORS

  The Company's Certificate of Incorporation provides that the Board shall be divided into three classes, with the term of office of one class expiring each year. The Class I and Class III directors of the Company have terms which expire in 1997 and 1996, respectively. The terms of office of the Class II directors expire in 1995. The following table sets forth certain information with respect to each of the Class I, II and III directors and the year each was first elected as a director:

                                                          Age           Year
                                                         (as of       of First
        Name                                            1/18/95)      Election
        ----                                            --------      --------
CLASS II
Andrew Maguire, Ph.D. (1)(3)...........................    55           1990
    Since January 1990, President and Chief Executive
    Officer of Appropriate Technology International, a
    not-for-profit development assistance corporation
    and, since January 1989, a Senior Vice President of
    Washington Financial Group, an investment banking
    firm. From June 1987 to January 1989, Executive
    Vice President of the North American Securities
    Administrators Association.

Melvin H. Van Woert, M.D. (1)(3).......................    65           1990
    Since 1974, Physician and Professor of Neurology
    and Pharmacology and Doctoral Faculty, Mount Sinai
    Medical Center, New York.


CLASS I
Mark Auerbach (1)(2)...................................    56           1990
    Since June 1993, the Senior Vice President and
    Chief Financial Officer of Central Lewmar L.P., a
    distributor of fine papers. From August 1992 to
    June 1993, a partner of Marron Capital L.P., an
    investment banking firm. From July 1990 to August
    1992, President, Chief Executive Officer and
    Director of Implant Technology Inc., a manufacturer
    of artificial hips and knees. From February 1989 to
    August 1990, Managing Director-Corporate Finance of
    F.N. Wolf & Co., Inc., an investment banking firm.
    From 1978 to February 1989, President and Chief
    Executive Officer of Keystone Camera Products
    Corp., a manufacturer of camera products. Director
    of Oakhurst Capital, a distributor of automotive
    parts and accessories.

H. Spencer Matthews (2)(4).............................    73           1990
    Since 1986, President and Chief Executive Officer
    of Dispense-All South Coast, Inc., Dispense-All
    Capital Area, Inc., Dispense-All Central Florida,
    Inc. and Dispense-All of Louisiana, Inc., four
    companies which are wholesalers of juice
    concentrates. Rear Admiral, United States Navy
    (Retired).

Diana L. Sloane (4)....................................    34           1990
    Since March 1993, Vice President-Regulatory and
    Scientific Affairs of the Company and of
    Pharmaceutical, Inc. From February 1992 to March
    1993, Vice President-Regulatory Affairs and Quality
    of the Company and of Pharmaceutical, Inc. From
    March 1990 to February 1992, Group Vice President-
    Regulatory Affairs of Pharmaceutical, Inc. From
    March 1988 to March 1990, Associate Director-
    Regulatory Affairs of Superpharm Corporation, a
    subsidiary of Orlove Enterprises, Inc., a company
    engaged in the manufacture and distribution of
    pharmaceutical and other products ("Superpharm").
    From May 1987 to March 1988, Manager-Compliance of
    Superpharm.


CLASS III
Kenneth I. Sawyer (3)(4)...............................    49           1989
    Since October 1990, Chairman of the Board of the
    Company. Since October 1989, President and Chief
    Executive Officer of the Company. From September
    1989 to October 1989, Interim President and Chief
    Executive Officer of the Company. From August 1989
    to September 1989, counsel to the Company. From May
    1989 to August 1989, an attorney in private
    practice. From prior to 1987 to May 1989, Vice
    President and General Counsel of Orlove
    Enterprises, Inc., a company engaged in the
    manufacture and distribution of pharmaceutical and
    other products. Director of Acorn Venture Capital
    Corporation, a closed-end investment company.

Robin O. Motz, M.D., Ph.D.(2)(3).......................    55           1992
    Since July 1978, Assistant Professor of Clinical
    Medicine, Columbia University College of Physicians
    and Surgeons. Physician engaged in a private
    practice of internal medicine.

- ---------------------------------
(1) A member of the Audit Committee of the Board of the Company.
(2) A member of the Compensation and Stock Option Committee of the Board of the Company.
(3) A member of the Nominating Committee of the Board of the Company.
(4) A member of the Executive Committee of the Board of the Company.


EXECUTIVE OFFICERS

  The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board, Ms. Sloane as Vice President, Regulatory and Scientific Affairs, Robert I. Edinger as Executive Vice President, Finance, Chief Financial Officer and Secretary. The executive officers of Par Pharmaceutical, Inc., the Company's principal operating subsidiary ("Par"), consist of Mr. Sawyer, Ms. Sloane and Mr. Edinger, as well as Stuart A. Rose, Executive Vice President, Operations of Par, and Robert M. Fisher, Jr., Vice President, Corporate Development, Sales and Marketing of Par.

  The following table sets forth certain information with respect to the executive officers of the Company and Par who are not directors or nominees for election as a director:

                                                        Age (as of
        Name                                             1/18/95)
        ----                                            ----------
Robert I. Edinger......................................    54
    Since January 1995, Executive Vice President,
    Finance, Chief Financing Officer and Secretary of
    the Company and since June 1993, Vice President,
    Chief Financial Officer and Secretary of

    the Company. From 1990 to June 1993, Executive Vice
    President of Bonjour Group, Ltd., a licensing company. From 1986 to 1990, President and Chief
    Financial Officer of OCP America, a wholesale drug distribution company.

Stuart A. Rose, Ph.D. .................................    52
    Since January 1995, Executive Vice President,
    Operations of Par. From 1990 to 1994, Vice
    President, Manufacturing and Materials Supply,
    Lederle International Division of American Cyanamid
    Company, a company engaged in the manufacture of
    generic pharmaceuticals. From 1984 to 1990,
    President and General Manager, Lederle Parenterals,
    Inc., a company engaged in the manufacture of
    generic pharmaceuticals.

Robert M. Fisher, Jr. .................................    47
    Since October 1993, Vice President, Corporate
    Development, Sales and Marketing of Par. From March
    1993 to October 1993, Vice President, Corporate
    Development of F.H. Faulding USA, a company engaged
    in the manufacture of pharmaceuticals. From 1992 to
    1993, Vice President, Business Development, PUREPAC
    Pharmaceutical Company, a company engaged in the
    manufacture of generic pharmaceuticals, and from
    1989 to 1992, Vice President and General Manager of
    Rondex Laboratories at PUREPAC.

ITEM 11.  EXECUTIVE COMPENSATION.
- -------   ----------------------

  The following table sets forth compensation earned by or paid, during fiscal years 1992 through 1994, to the Chief Executive Officer of the Company and the three additional most highly compensated executive officers (over $100,000) serving as executive officers of the Company and/or Par during fiscal 1994 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.


SUMMARY COMPENSATION TABLE


                      Annual Compensation        Long-Term Compensation
                      -------------------        ----------------------
                                                  Restricted    Securities
Name and                                            Stock      Underlying      All Other
Principal Position    Year  Salary($)  Bonus($)  Awards($)(1)  Options(#)     Compensation($)(2)
- ------------------    ----  ---------  --------  ------------  ----------  ------------------
Kenneth I. Sawyer     1994   408,238   100,000        -             -            59,159
President, Chief      1993   413,215   200,000        -          500,000         70,802
Executive Officer     1992   331,170   250,000        -          120,000         31,591
and Chairman

Diana L. Sloane       1994   208,097    22,500        -             -            25,493
Vice President-       1993   179,423    40,000        -          130,000         22,953
Regulatory and        1992   140,496   115,000        -           45,000          9,535
Scientific Affairs


Robert I. Edinger     1994   180,000    50,000        -             -               795
Executive             1993    58,846    25,000        -           40,000             76
Vice President,
Chief Financial
Officer & Secretary

Robert M. Fisher, Jr. 1994   122,359    26,500        -           10,000            474
Vice President,
Corporate Development,
Sales & Marketing,
Par

- -------------------------
(1) The Company believes that at the end of fiscal 1994, the Named Executives did not hold any shares of restricted stock.

(2) For fiscal year 1994, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows:
     Mr. Sawyer-$2,438; Ms. Sloane-$528; Mr. Edinger-$795; and Mr. Fisher-$474. Also includes $20,111 contributed by the Company for the benefit of each of Mr. Sawyer and Ms. Sloane under the Par Pharmaceutical Retirement Plan, and $4,854 contributed by the Company on behalf of Ms. Sloane to the Company 401(k) Plan. The amount for Mr. Sawyer also includes $36,610, representing the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if 1994 premiums were advanced to the executive without interest until the earliest time the premium may be refunded by Mr. Sawyer to the Company.

     Stuart A. Rose has been hired as Executive Vice President, Operations of Par beginning January 16, 1995. As a result, Dr. Rose received no compensation from the Company or Par during fiscal year 1994.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable Value at
                                                                                      Assumed Annual Rates of
                                                                                   Stock Price Appreciation for
                                                                                            Option Term
                                                                                  ------------------------------

                                            % of Total
                              Shares         Options
                            Underlying      Granted to
                              Options       Employees      Exercise    Expiration
Name                         Granted (#)  in Fiscal Year   Price ($)      Date     0% ($)     5% ($)     10% ($)
- ----                        -----------   -------------   ---------    ----------  ------    -------     -------
Robert M. Fisher, Jr.(1)      10,000          13.5%         13.875      10/21/98     0       177,084     223,458

- -------------------------
(1) Represents options granted pursuant to the Company's 1990 Stock Incentive Plan on October 22, 1993, of which 5,000 became exercisable on October 22, 1994 and 5,000 will become exercisable on October 22, 1995.


     The following table sets forth the stock options exercised by the Named Executives during fiscal 1994 and the value, as of October 1, 1994, of unexercised stock options held by the Named Executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised           In-the-Money Options
                                                          Options at FY-End (#)               at FY-End ($)
                                                        -------------------------       -------------------------
                         Shares
                       Acquired on       Value
Name                  Exercise (#)    Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
- ----                  ------------    ------------      -------------------------       -------------------------
Kenneth I. Sawyer               0               0       1,000,000               0       2,445,000               0
Diana L. Sloane            20,000         309,875         162,480          27,520         191,250               0
Robert I. Edinger               0               0          26,660          13,340               0               0
Robert M. Fisher, Jr.           0               0               0          10,000               0               0

COMPENSATION OF DIRECTORS

  For service on the Board, directors who are not employees of the Company or any of its subsidiaries receive an annual retainer of $10,000, a fee of $1,000 for each meeting of the Board attended, and a fee of $1,000 for each committee meeting attended. Directors who are not eligible to receive options under any other plan of the Company also are granted options to purchase 6,000 shares of Common Stock per year, or 18,000 shares of Common Stock per year if the director waives the annual retainer, pursuant to the 1989 Directors' Stock Option Plan. Directors who are employees of the Company or any of its subsidiaries receive no additional remuneration for serving as directors or as members of committees of the Board. Directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

  In fiscal 1994, H. Spencer Matthews received an additional $5,497 in compensation from the Company for providing his expertise in connection with ongoing potential sales of pharmaceutical products to the Russian Republic. Dr. Melvin H. Van Woert received an additional $13,550 in compensation from the Company for providing his expertise in connection with a drug to be developed by the Company.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

  The Company has entered into employment agreements with Mr. Sawyer, Ms. Sloane, Mr. Edinger, Mr. Fisher and Dr. Rose. Each of the employment agreements with Mr. Sawyer, Ms. Sloane and Mr. Edinger provides for the officer's employment in his or her current position through the dates set forth below, subject to earlier termination by the Company for Cause (as such term is defined in the respective agreements). Mr. Sawyer's term of employment expires on October 4, 1995, but will be automatically extended each year for an additional one-year period unless either party provides written notice by July 4 of such year that he or it desires to terminate the agreement. Ms. Sloane's term of employment expires on March 31, 1995. Mr. Edinger's and Mr. Fisher's terms of employment expire on October 13, 1995. Dr. Rose's term of employment expires on
January 16, 1996.   Each such employment agreement provides that the officer
will receive specified salary, bonuses, stock options, stock awards and other employee benefits, as the case may be. Under the agreement with Mr. Sawyer, the Company is required to use its best efforts to cause him to be elected and re-elected to the Board during his term of employment. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors of the Company and any subsidiary, as well as any committees thereof.

  Each of the foregoing employment agreements provides for certain payments upon termination of the officer's employment as a result of a material breach by the Company of his or her employment agreement following a Change of Control of the Company. A material breach by the Company of the employment agreements includes, but is not limited to, termination without Cause and a change of the officer's responsibilities. In the case of Mr. Sawyer, he is entitled to receive, if such a termination occurs within two years following a Change of Control of the Company, a lump sum payment equal to the lesser of three times the sum of his annual base salary and most recent bonus or the maximum amount permitted without the imposition of an excise tax on Mr. Sawyer or the loss of a deduction to the Company under the Internal Revenue Code of 1986, as amended (the "Code"), plus reimbursement of certain legal and relocation expenses incurred by Mr. Sawyer as a result of the termination of his employment and maintenance of insurance, medical and other benefits for 24 months or until Mr. Sawyer is covered by another employer for such benefits. In the case of Ms. Sloane, she is entitled to receive a lump sum payment equal to twice her prior year's aggregate annual compensation and the cost of continuing certain benefits for up to 24 months if such a termination occurs following a Change of Control. In the case of Messrs. Edinger and Fisher and Dr. Rose, each is entitled to receive severance compensation amounting to 12 months continuation of his base salary payable in 12 monthly installments plus maintenance of medical and other benefits for 12 months or until such employee is covered by another employer for such benefits if earlier.

  In addition, Mr. Sawyer's employment agreement provides for the Company to purchase a residence within the vicinity of the Company's principal offices for Mr. Sawyer to occupy for the duration of his term of employment. In this connection, the Company purchased a condominium for the price of $415,000, which Mr. Sawyer leased from the Company from September 15, 1994, until April 22, 1994, when the Company sold the residence for $415,000 with the express approval of Mr. Sawyer. (See "Certain Relationships and Related Transactions.")


PENSION PLAN

  The Company maintains a defined benefit plan (the "Pension Plan") intended to qualify under Section 401(a) of the Code. Effective October 1, 1989, the Company ceased benefit accruals under the Pension Plan with respect to service after such date. The Company intends that distributions will be made, in accordance with the terms of the Plan, to participants as of such date and/or their beneficiaries. The Company will continue to make contributions to the Pension Plan to fund its past service obligations. Generally, all employees of the Company or a participating subsidiary who completed at least one year of continuous service and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan's "Normal Retirement Date" is the date on which a participant attains age 65 or, if later, the date of completion of 10 years of service. Service is measured from date of employment. The retirement income formula is 45% of the highest consecutive five-year average basic earnings during the last 10 years of employment, less 83/1//3% of the participant's Social Security benefit, reduced proportionately for years of service less than 10 at retirement. The normal form of benefit is a life annuity, or for married persons, a joint and survivor annuity. None of the Named Executives had any years of credited service under the Pension Plan.


COMPENSATION AND STOCK OPTION COMMITTEE REPORT

  The Compensation and Stock Option Committee of the Board of Directors (the "Committee"), consisting entirely of non-employee directors, approves all of the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. The Committee held eight meetings in fiscal 1994. In reviewing overall compensation for fiscal 1994, the Committee focused on the Company's objectives to attract and retain executives of the highest caliber, to encourage the highest level of performance from such executives and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize specific formulae or guidelines in reviewing and approving executive compensation.

  ELEMENTS OF EXECUTIVE COMPENSATION PROGRAM.   The key elements of the
Company's executive compensation program consist of base salary, annual bonus, stock options through participation in the Company's 1986 Stock Option Plan and stock options and other incentive awards through participation in the Company's 1990 Stock Incentive Plan. In awarding or approving compensation to executives in fiscal 1994, the Committee reviewed the performance and profitability of the Company, the present and potential contribution of the executive to the Company and the ability of the Company to attract and retain qualified executives in light of the Company's prior regulatory review of its operations, lawsuits asserted against it and its financial condition.

  Base Salary.   Base salaries for executives were determined primarily by
reference to individual performance, the principal job duties and responsibilities undertaken by such persons, industry norms and other relevant criteria. In order to attract and retain certain key executives, the Company has offered these executives long-term employment contracts which provide for specified base salaries.

  Annual Bonus.   The Committee determined the annual bonus to be paid to its executives for fiscal 1994 performance. The amount of each individual bonus was determined based upon an assessment of the general financial performance of the Company during the fiscal year and the individual's contribution to such performance, as opposed to determination by reference to a formal, goal-based plan. The Committee adopted this approach owing, in part, to uncertainties caused by previous regulatory review of its operations and various lawsuits asserted against the Company arising out of the acts of its prior management. Given the lack of predictability of such regulatory review and the litigation and the effects thereof, the Committee believed it was more effective to assess performance achievements on a historical basis rather than setting benchmarks, the achievement of which was largely out of the control of the Company and may not have reflected the executives' efforts.

  Stock Options and Other Awards.   The Company's 1986 Stock Option Plan
provides for stock option awards and the Company's 1990 Stock Incentive Plan provides for stock option and other equity-based awards. Under all such Plans, the size of each award and the persons to whom such awards are granted is determined by the Committee based upon the nature of services rendered by the executive, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Committee believes that grants of stock options will enable the Company to attract and retain the best available talent and encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executives with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and to benefit correspondingly with increases in the price of the Company's Common Stock.

  COMMITTEE'S ACTIONS FOR 1994. In determining the amount and form of executive compensation to be paid or awarded for fiscal 1994, the Committee considered both the Company's overall financial performance during the fiscal year and its future objectives and challenges. The Committee approved awards of annual bonuses for certain executives, reflecting both the Company's financial performance for fiscal 1994 and the individual's contribution to such performance. The Committee also awarded stock options (including options to one Named Executive), extended the period in which such options are exercisable and accelerated the vesting dates of previously awarded options, for certain key employees.

  In reviewing and awarding compensation to executive officers for fiscal 1994, the Committee considered the performance and other criteria discussed earlier in this report. In addition, the Committee took into account the following specific factors:

  (i) the removal of the Company from the U.S. Food and Drug Administration's Application Integrity Assessment Program;

  (ii) the settlement of several significant litigations against the Company;
and

  (iii) the efforts of executive officers in negotiating and implementing the distribution agreements with Genpharm, Inc. and The Generics Group B.V.

The Committee will continue to consider these and other factors in reviewing and awarding compensation to the Company's executive officers in the future.

  CHIEF EXECUTIVE OFFICER COMPENSATION.   The Committee approved an employment
agreement in October 1992 for Mr. Sawyer with the Company. In approving such employment agreement, the Committee authorized a base salary of $358,238 for Mr. Sawyer in fiscal year 1994. In addition to his base salary, Mr. Sawyer was awarded by the Committee a bonus of $100,000 for fiscal year 1994 performance and a cost of living allowance of $50,000.

  In reviewing and setting Mr. Sawyer's compensation, the Committee recognized his substantial role in (i) settling three significant lawsuits against the Company, (ii) negotiating and implementing several joint venture agreements for the Company, (iii) improving the manufacturing capacities of the Company, (iv) working to explore strategic alternatives for the Company and (v) diversifying the Company's customer base.

  Recently enacted Internal Revenue Code Section 162(m) limits deductions for federal income tax purposes for certain executive compensation in excess of $1 million. Certain types of compensation are deductible only if performance criteria are specified in detail and payments are contingent upon stockholder approval of the compensation arrangement. The level of salaries and bonus to the Named Executives paid by the Company do not exceed this limit.


                    COMPENSATION AND STOCK OPTION COMMITTEE

                     Mark Auerbach
                     H. Spencer Matthews
                     Robin O. Motz


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee conducted deliberations concerning executive compensation during the last completed fiscal year. None of the Committee members are executive officers of the Company. None of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity, any of whose officers served on the Board of the Company.

PERFORMANCE GRAPH

  The graph below compares the cumulative total return of the Company's Common Stock with the cumulative total return of the New York Stock Exchange Composite Index and the S&P/ (R)/ Health Care Drugs Index for the annual periods from September 30, 1989 to September 30, 1994. The graph assumes $100 was invested on September 30, 1989 in the Company's Common Stock and $100 was invested at that time in each of the Indexes. The comparison assumes that all dividends are reinvested.


                           [Performance Graph Appears Here]



==========================================================================================
                                SEPT. 89  SEPT. 90  SEPT. 91  SEPT. 92  SEPT. 93  SEPT. 94

PHARMACEUTICAL RESOURCES            $100      $ 83      $ 70      $113      $215      $149
NYSE COMPOSITE INDEX                $100      $ 90      $119      $132      $151      $157
S&PO HEALTH CARE DRUGS INDEX        $100      $108      $166      $161      $130      $157
==========================================================================================

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------   --------------------------------------------------------------

OWNERSHIP OF VOTING SECURITIES

  The following table sets forth, as of the close of business on January 18, 1995, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedules 13D or 13G filed) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for election as a director of the Company, (iii) the Named Executives, and (iv) all directors and current executive officers of the Company and Par, as a group (based upon information furnished by such persons). Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. As of January 18, 1995, an aggregate of 14,633,773 shares of Common Stock were outstanding.

                      Name and Address                         Amount of  Percentage of
                      ----------------                         ---------  -------------
                            of                                  Common       Common
                            --                                  ------       ------
                      Beneficial Owner                           Stock        Stock
                      ----------------                           -----        -----
   Kenneth I. Sawyer(1)(2)(3).................................  1,005,505      6.4
   Diana L. Sloane(1)(2)......................................    191,710        *
   Robert I. Edinger(1).......................................     40,000        *
   Mark Auerbach(1)(2)........................................     29,000        *
   Andrew Maguire(1)(2).......................................     51,000        *
   H. Spencer Matthews(1)(2)..................................     36,000        *
   Melvin H. Van Woert, M.D.(1)(2)............................     66,990        *
   Robin O. Motz, M.D., Ph.D.(1)(2)...........................     24,000        *
   Robert M. Fisher, Jr.(1)...................................      5,870        *
   Stuart A. Rose(1)..........................................      2,000        *
   All directors and executive officers (as of 1/18/95) as a
       group (ten persons)....................................  1,452,075      9.0

- ---------------
*    Less than 1%.
(1) The business address of each of these individuals, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977.
(2)  A director of the Company.
(3) Includes 355 shares of Common Stock as to which Mr. Sawyer shares beneficial ownership with one former shareholder of Quad Pharmaceuticals, Inc. ("Quad"), a subsidiary of the Company, pursuant to an agreement dated May 29, 1990. (See "Voting Arrangements.")


VOTING ARRANGEMENTS

  On May 29, 1990, Mr. Sawyer was granted proxies by three former shareholders of Quad (the "Additional Proxies") to vote any shares of Common Stock owned by him (which amounted to 355 shares at January 30, 1995) on all matters that might come before a meeting of the Company's shareholders, including the election of directors. The Additional Proxies terminate upon the earlier of May 29, 2000, or the date on which the shareholder granting the proxy no longer owns any shares of voting stock of the Company. The foregoing proxies were granted to help assure certain governmental agencies that were involved in the investigation and review of the generic drug industry that the Company's shareholders are supportive of the new management established by the Company since September 1989.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------   ----------------------------------------------

  In July 1993, the Company purchased a condominium for $415,000 (subject to certain closing adjustments). Beginning on September 15, 1993, the Company leased the condominium to Kenneth I. Sawyer, the President, Chief Executive Officer and Chairman of the Board of the Company, for a period equal to the term of his employment agreement at $2,600 per month, which represented the fair market value as determined by a disinterested third party. The Company sold the condominium on April 22, 1994, for $415,000 with the express consent of Mr. Sawyer and, as a result, the lease terminated. (See "Employment Agreements and Termination Arrangements.")

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------   ---------------------------------------------------------------


(a)(1) & (2)  Financial Statements.

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

10.27 Letter Agreement, dated April 30, 1993, between The Generics Group B.V. and Par. (16)

10.28 Distribution Agreement, dated as of February 24, 1994, between Sano Corporation, the Registrant and Par, as amended. (16)

10.29 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

10.29.1   Mortgage Loan Note, dated May 4, 1994. (15)

10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par. (16)

10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par. (16)

10.32 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger. (16)

10.33 Term Loan Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par.

10.34 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par.

10.34.1   Revolving Loan Note, dated November 29, 1994.

10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par.

10.36 Letter Agreement, dated as of October 13, 1994, between Par and Robert M. Fisher, Jr.

10.37 Letter Agreement, dated as of December 19, 1994, between Par and Stuart A. Rose.

11        Computation of per share data. (16)

13        1994 Annual Report to Shareholders, to be filed by amendment.

22        Subsidiaries of the Registrant. (16)

24        Consent of Richard A. Eisner & Company, LLP.

27        Financial Data Schedule


- ----------------------------------

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

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to Par's Annual Report on Form 10-K (Commission File No. 1-
          9449) for the year ended September 29, 1990 and incorporated herein by reference.

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

(16) Previously filed the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1, 1994 and incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  January 27, 1995                PHARMACEUTICAL RESOURCES, INC.
                                        ------------------------------
                                                   (REGISTRANT)

                                        By: /s/ Kenneth I. Sawyer
                                           ------------------------------------
                                           Kenneth I. Sawyer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                                  Title                                Date
        ---------                                  -----                                ----
/s/ Kenneth I. Sawyer       President, Chief Executive Officer, and Chairman of   January 27, 1995
- -------------------------   the Board of Directors
Kenneth I. Sawyer

/s/ Robert I. Edinger       Vice President, Chief Financial Officer and           January 27, 1995
- -------------------------   Secretary
Robert I. Edinger           (Principal Accounting and Financial Officer)

/s/ Diana L. Sloane         Vice President--Regulatory and Scientific Affairs     January 27, 1995
- -------------------------   and Director
Diana L. Sloane

/s/ Mark Auerbach           Director                                              January 27, 1995
- -------------------------
Mark Auerbach

/s/ Andrew Maguire          Director                                              January 27, 1995
- -------------------------
Andrew Maguire

/s/ H. Spencer Matthews     Director                                              January 27, 1995
- -------------------------
H. Spencer Matthews

/s/ Robin O. Motz           Director                                              January 27, 1995
- -------------------------
Robin O. Motz

/s/ Melvin Van Woert        Director                                              January 27, 1995
- -------------------------
Melvin Van Woert

                                EXHIBIT INDEX

EXHIBIT NO.                                                                     PAGE NO.
   3.1      Certificate of Incorporation of the Registrant. (4)

   3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 6, 1992-incorporated by reference to the Registrant's Registration Statement on Form 8-A (Commission File
            No. 0-20834), filed with the Commission November 10, 1992.

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

   10.9     Employment Agreement, dated as of October 4, 1992, among the
            Registrant, Par and Kenneth I. Sawyer. (1)

   10.10    Lease Agreement between Par and the County of Rockland Industrial
            Development Agency, dated as of October 1, 1984. (6)

   10.10.1 Lessee Guaranty between Par and Midlantic National Bank, dated as of October 1, 1984. (6)

   10.10.2  Mortgage from County of Rockland Industrial Development Agency to
            Midlantic National Bank, as Trustee, dated as of October 1, 1984.
            (13)


EXHIBIT NO.                                                                     PAGE NO.
   10.10.3  Security Agreement between County of Rockland Industrial
            Development Agency and Midlantic National Bank, as Trustee, dated as of October 1, 1984. (13)

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

   10.19    Agreement of Purchase and Sale, dated June 4, 1992, among Quad,
            Par, and The Liposome Company, Inc. (1)

   10.19.1  Modification of Agreement of Purchase and Sale, dated July 24,
            1992, among Quad, Par, and The Liposome Company, Inc. (1)

   10.20    Employment Agreement, dated as of April 1, 1993, between Par and
            Diana L. Sloane. (14)

   10.21    Employment Agreement, dated as of May 19, 1993, between the
            Registrant and Robert I. Edinger. (14)


EXHIBIT NO.                                                                     PAGE NO.
   10.22    Distribution Agreement, dated as of October 16, 1993, between
            Genpharm, Inc., the Registrant and PRX Distributors, Ltd. (14)

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

   10.27    Letter Agreement, dated April 30, 1993, between The Generics Group
            B.V. and Par. (16)

   10.28    Distribution Agreement, dated as of February 24, 1994, between Sano
            Corporation, the Registrant and Par, as amended. (16)

   10.29    Mortgage and Security Agreement, dated May 4, 1994, between Urban
            National Bank and Par. (15)

   10.29.1  Mortgage Loan Note, dated May 4, 1994. (15)

   10.29.2  Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban
            National Bank. (15)

   10.30    Non-exclusive Distribution, Exclusive Supply Agreement, dated as of
            September 13, 1994, between Mova Pharmaceutical Corporation and
            Par. (16)

   10.31    Non-exclusive Distribution, Exclusive Supply Agreement, dated as of
            September 13, 1994, between Mova Pharmaceutical Corporation and
            Par. (16)

   10.32    Letter Agreement, dated as of October 13, 1994, between Par and
            Robert I. Edinger. (16)

   10.33    Term Loan Agreement, dated as of November 30, 1994, between
            Midlantic Bank, NA and Par.

   10.34    Amended and Restated Revolving Credit Agreement, dated as of
            November 30, 1994, between Midlantic Bank, NA and Par.

   10.34.1  Revolving Loan Note, dated November 30, 1994.

   10.35    Amended and Restated Agreement Concerning Term Loans, dated as of


EXHIBIT NO.                                                                     PAGE NO.
            November 30, 1994, between Midlantic Bank, NA and Par.

   10.36    Letter Agreement, dated as of October 13, 1994, between Par and
            Robert M. Fisher, Jr.

   10.37    Letter Agreement, dated as of December 19, 1994, between Par and
            Stuart A. Rose.

   11       Computation of per share data. (16)

   13       1994 Annual Report to Shareholders, to be filed by amendment.

   22       Subsidiaries of the Registrant. (16)

   24       Consent of Richard A. Eisner & Company, LLP.

   27       Financial Data Schedule

- ------------------------------

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

(16) Previously filed the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1, 1994, and incorporated herein by reference.