Form 10-Q
period 1994-12-31
PHARMACEUTICAL RESOURCES INC
filed 1995-02-14
CIK 878088

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 902(G)
                               OF REGULATION S-T.

                                                  Commission File Number 1-10827



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ________________


                                   FORM 10--Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994



                         PHARMACEUTICAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                                         22-3122182
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification Number)


ONE RAM RIDGE ROAD, SPRING VALLEY, NEW YORK                         10977
  (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (914) 425-7100



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]   No
   --------  --------


                                   14,634,985
      Number of shares of Common Stock outstanding as of February 6, 1995

         This is page 1 of 13 pages.  The exhibit index is on page 11.

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       DECEMBER 31,  OCTOBER 1,
                     ASSETS                               1994         1994
                     ------                            -----------   --------
                                                       (Unaudited)   (Audited)
Current assets:
      Cash and cash equivalents                           $ 4,121    $ 3,130
      Temporary investments                                   178        176
      Accounts receivable, net of allowances of
       $2,317,000 and $2,768,000                            7,731      9,347
      Inventories                                          16,175     16,352
      Prepaid expenses and other current assets             3,950      1,500
      Current deferred tax benefit                          2,506      3,090
      Current assets of discontinued operations                20         20
                                                          -------    -------
        Total current assets                               34,681     33,615

Property, plant and equipment, at cost less
  accumulated depreciation and amortization                23,307     23,004
Deferred charges and other assets                           1,108      1,086
Investment in non-marketable securities                     1,000      1,000
Long-term deferred tax benefit                             10,070     10,497
                                                          -------    -------
        Total assets                                      $70,166    $69,202
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
      Current portion of long-term debt                      $ 1,267   $ 1,870
      Accounts payable                                         4,962     5,340
      Salaries and employee benefits                           2,474     2,908
      Accrued expenses and other current liabilities           1,198       921
      Estimated current liabilities of discontinued
       operations                                              2,838     2,844
                                                             -------   -------

        Total current liabilities                             12,739    13,883

Long-term debt, less current portion                           5,282     5,490
Pension                                                          553       553
Commitments, contingencies and other matters                       -         -
Shareholders' equity:
      Preferred Stock, par value $.0001 per share;
       authorized 6,000,000 shares;
      issued and outstanding-- 1,033,968 and 1,058,400
       shares of Series A Convertible
      Preferred Stock (aggregate liquidation
       preference-$5,170,000 and $5,292,000)                       1         1
      Common Stock, par value $.01 per share;
       authorized 60,000,000 shares; outstanding
      14,591,849 and 14,482,632 shares                           146       145
      Additional capital                                      43,570    43,066
      Retained earnings                                        7,975     6,164
      Additional minimum liability related to defined
       benefit pension plan                                     (100)     (100)
                                                             -------   -------

        Total shareholders' equity                            51,592    49,276
                                                             -------   -------

        Total liabilities and shareholders' equity           $70,166   $69,202
                                                             =======   =======

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                         THREE MONTHS ENDED
                                                         ------------------
                                                    DECEMBER 31,      JANUARY 1,
                                                       1994             1994
                                                       ----             ----

Net sales                                              $17,031     $ 17,920
Other revenues                                              99          205
                                                        ------      -------
        Total revenues                                  17,130       18,125

Costs and expenses:
      Cost of goods sold                                10,731       11,785
      Research and development                             816          689
      Selling, general and administrative                4,169        3,390
      Interest                                             128          124
      Settlement                                        (2,000)           -
                                                        ------      -------
                                                        13,844       15,988

Income before provision for income taxes                 3,286        2,137
Provision for income taxes                               1,172          699
                                                        ------      -------
Income before cumulative effect of change in
 accounting principle                                    2,114        1,438
Cumulative effect of change in accounting
 principle                                                   -       14,128
                                                        ------      -------
NET INCOME                                               2,114       15,566

Dividend on preferred stock ($.30 per share)              (303)           -
Retained earnings (deficit), beginning of
 period                                                  6,164      (12,351)
                                                        ------      -------
Retained earnings, end of period                       $ 7,975     $  3,215
                                                        ======      =======

Income per share of common stock:
      Income before cumulative effect
       of change in accounting principle                  $.13     $    .09
      Cumulative effect of change in
       accounting principle                                  -          .84
                                                        ------      -------
      Net income                                       $   .13     $    .93
                                                        ======      =======
Weighted average number of common and
 common equivalent shares outstanding                   16,312       16,817
                                                        ======      =======




        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      DECEMBER 31,   JANUARY 1,
                                                         1994          1994
                                                         ----          ----
Cash flows from operating activities:
      Net income                                          $ 2,114     $ 15,566

      Adjustments to reconcile net income
      to net cash provided by operating activities:
       Cumulative effect of accounting change                   -      (14,128)
       Provision for income tax expense                     1,172          699
       Depreciation and amortization                          621          626
       Accounts receivable allowances                        (450)       1,512
       Write-off of inventories                               279          360
       Other                                                    8          275

       Changes in assets and liabilities:
       Decrease (increase) in accounts receivables          2,066         (328)
       (Increase) in inventories                             (102)      (1,421)
       (Increase) decrease in prepaid expenses and
        other assets                                       (2,480)         211
       (Decrease) increase in accounts payable               (378)       1,506
       (Decrease) in accrued expenses and other
        liabilities                                          (461)      (1,145)
       (Decrease) in settlements                                -         (750)
                                                           ------      -------
         Net cash provided by operating activities          2,389        2,983

Cash flows from financing activities:
      Proceeds from issuance of common stock                  345          966
      Proceeds from issuance of note payable and
       other debt                                               -           70
      Principal payments under long-term debt and
       other borrowings                                      (819)        (932)
                                                           ------      -------
       Net cash (used in) provided by financing
        activities                                           (474)         104

Cash flows from investing activities:
      Capital expenditures                                   (916)      (1,143)
      Cash (used by) discontinued operations                   (6)        (237)
      (Increase) in temporary investments                      (2)         (16)
                                                           ------      -------
         Net cash (used in) investing activities             (924)      (1,396)


Net increase in cash and cash equivalents                     991        1,691
Cash and cash equivalents at beginning of period            3,130       12,134
                                                           ------      -------
Cash and cash equivalents at end of period                $ 4,121     $ 13,825
                                                           ======      =======




        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
                                  (UNAUDITED)

Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid form (tablet, caplet, and capsule), with a small number in the form of creams and liquids.

BASIS OF PREPARATION:

The accompanying financial statements as at December 31, 1994 and for the three-month periods ended December 31, 1994 and January 1, 1994 are unaudited; however, in the opinion of management of PRI such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at October 1, 1994 was derived from the audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with PRI's most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, Par Pharmaceutical, Inc. ("Par") and seven others, the activities of which are not significant. References herein to the "Company" refer to PRI and its subsidiaries.

DISCONTINUED OPERATIONS:

The remaining assets and liabilities of Quad Pharmaceuticals, Inc., discontinued in a prior year, have been classified on the balance sheet as such to separately identify them. Estimated current liabilities of discontinued operations as at December 31, 1994 consist primarily of notes payable $813,000, amounts due to customers $1,657,000, and accrued expenses and accounts payable of $368,000.

SETTLEMENT:

The Company has resolved claims against former management members for recovery of, among other things, salaries and monies paid for indemnification. The settlement valued at $2,000,000, consists of payments in cash and/or securities of the Company.

TEMPORARY INVESTMENTS:

Investments include certificates of deposit of $178,000 in the quarter ended December 31, 1994 and $176,000 in the same quarter of the previous fiscal year.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS----CONTINUED
                               DECEMBER 31, 1994
                                  (Unaudited)

ACCOUNTS RECEIVABLE:
                                               December 31,        October 1,
                                                   1994               1994
                                                   ----               ----
                                                      (In Thousands)
          Accounts receivable                     $10,048        $12,115
          Allowances:
            Doubtful accounts                          89            124
            Returns and allowances                    334            349
            Price adjustments                       1,894          2,295
                                                  -------        -------
                                                    2,317          2,768
                                                  -------        -------
          Accounts receivable,
            net of allowances                     $ 7,731        $ 9,347
                                                  =======        =======

     INVENTORIES:
                                               December 31,      October 1,
                                                   1994             1994
                                                   ----             ----
                                                      (In Thousands)
          Raw materials and supplies              $ 7,112        $ 7,407
          Work in process and finished
           goods                                    9,063          8,945
                                                  -------        -------
                                                  $16,175        $16,352
                                                  =======        =======

CONTINGENCIES AND OTHER MATTERS:

 Legal Proceedings:

The Company is involved in minor litigation matters, including a certain product liability action, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material adverse effect on its financial statements, considered as a whole.

The Company received a warning letter in May 1994 from the United States Food and Drug Administration (the "FDA") setting forth certain alleged deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act. The warning letter does not limit the manufacture of the Company's product line nor suspend the review and approval of applications pending at the FDA. The FDA indicated that it would shortly complete its review of the Company response and that a mutually amenable working relationship continues between the FDA and the Company. No assurances can be given that the outcome of the FDA review will not have a material adverse effect upon the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Net sales of $17,031,000 for the three months ended December 31, 1994 decreased $889,000, or 5%, from net sales of $17,920,000 for the three months ended January 1, 1994. Sales of manufactured products increased $1,407,000, or 10%, due to both an increase in quantities sold and price increases on the existing product line. These increases in quantities sold, including one product with decreased competition, and in price have resulted in an increase of manufactured sales from the comparable period the prior year for three consecutive quarters. Sales of distributed products decreased $2,296,000, or 61%, principally as a result of reduced units and lower selling prices due to competition.

Sales for the quarters ended December 31, 1994 and January 1, 1994 were derived as follows (dollars in thousands):

                                             THREE MONTHS ENDED
                                             ------------------
                                  December 31, 1994      January 1, 1994
                                  -----------------      ---------------
                                 Amount   % of Total   Amount   % of Total
                                 ------   ----------   ------   ----------

     Manufacturing activities    $15,541         91%   $14,134      79%
     Distribution activities     $ 1,490          9%   $ 3,786      21%

Increases in sales are dependent on, among other things, (i) successful approval of additional Abbreviated New Drug Applications, (ii) increased market penetration of the existing product line, (iii) continued introduction of new distributed product, (iv) reintroduction of previously manufactured product, and
(v) the level of customer service.

GROSS MARGIN

The Company's gross margin for the quarter ended December 31, 1994 was $6,300,000 (37% of net sales) compared to $6,135,000 (34% of net sales) for the corresponding period of the prior fiscal year. The gross margins for manufactured and distributed products were 38% and 22%, respectively, for the first quarters of both fiscal 1995 and 1994. Total gross margin improved because of the greater weight of manufacturing sales as a percentage of total sales this quarter compared to the same quarter last year.

Both gross margin and sales have been negatively impacted by the trend of major branded pharmaceutical companies to directly launch their patented drugs as generics prior to patent expiration. This added competition has had a negative impact on the Company's sales and margins as distribution channels are either closed or severely limited, and the Company lowers its prices in response to these additional competitive pressures.

Inventory write-offs, which reduce gross margin and are taken in the normal course of business, amounted to $279,000 (2% of net sales) during the quarter ended December 31, 1994, a reduction of $81,000 from the $360,000 (2% of net sales) in write-offs taken during the first quarter of fiscal year 1994.

OPERATING EXPENSES

 Research and Development

Research and development costs for the quarter ended December 31, 1994 were $816,000 (5% of net sales) versus $689,000 (4% of net sales) for the quarter ended January 1, 1994. Management made a commitment to increase its annual investments in research and development efforts. These costs include personnel, biostudies, and other such expenses necessary to develop new products. In addition, the Company continues to pursue alternatives to internal product development efforts, such as joint ventures, licensing agreements and additional distribution agreements. Included in research and development expenses during the first quarter of fiscal 1995 was $228,000 which the Company advanced to Sano Corporation. The Company now has three products under development for transdermal delivery systems.

 Selling, General and Administrative

Selling, general and administrative costs increased $779,000, or 23%, to $4,169,000 (24% of net sales) for the quarter ended December 31, 1994 from $3,390,000 (19% of net sales) for the corresponding period of the prior fiscal year. The increase in the level of expenses was primarily related to nonrecurring expenses amounting to $397,000 incurred in connection with the Company's response to the FDA's warning letter (see "Notes to Financial Statements -- Contingencies and Other Matters"). The Company also incurred expenses with the initiation of an estimated eighteen-month process of installing a new software system, the phase-out in the quarter of a previously used independent sales organization, and higher selling expenses related to the additional internal sales staff.

 Settlement

The Company was the plaintiff in proceedings against individuals in connection with their actions as former managers of Par. A settlement was reached wherein the Company will receive $2,000,000 (see "Notes to Financial Statements -- Settlement").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $21,942,000 represents an increase of $2,210,000 from the last fiscal year-end principally as a result of the settlement of the lawsuit brought by the Company against former members of management. The working capital ratio of 2.7:1 improved from 2.4:1 at year-end. Working capital for the quarter ended January 1, 1994, was $21,172,000 and the working capital ratio was 2.0:1.

The Company's obligations, in the short term, to fund research and development under various option and joint development agreements are not expected to have a material effect upon cash flow or liquidity. The Company revised the terms of its exclusive option from Bio-Pharma, Inc. and CT Holdings S.A., and paid $200,000 plus 15,000 shares of common stock of the Company in January 1995, to enable further evaluation of the compound and will pay additional amounts as various testing stages are completed. If the Company exercises its option, it will be required to pay $3,000,000 and incur significant additional expenses for the necessary clinical trials and biostudies in order to file a New Drug Application with the FDA. If the Company incurs this capital commitment, it expects to fund any obligations with cash provided by operations to the extent that such cash is available. In the absence of sufficient cash from operations, the Company may be required to seek funds from other sources.

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

While it is anticipated that operating activities during fiscal year 1995 will generate cash, the Company expects to expend significant funds for increased research and development efforts and further capital improvements. Although the Company expects cash to be generated from operating activities to be sufficient to fund its operations and research and development efforts, it obtained an intermediate term bank financing to ensure implementation of its plans (see "--Financing").

FINANCING

At December 31, 1994, the Company's debt of $6,549,000 is on a long-term basis and $5,766,000 is scheduled to be repaid in monthly installments through fiscal 1999. The Company maintains a $7,000,000 revolving credit facility with a bank which expires March 1996. At December 31, 1994, no borrowings were outstanding under the revolving credit facility. The Company and the bank which provides the revolving credit facility have entered into a $4,000,000 secured term loan, for capital expenditures, which may be borrowed during the second quarter of fiscal 1995.

                           PART II--OTHER INFORMATION



     ITEM 1.  LEGAL PROCEEDINGS.
     ------   -----------------

        Reference is made to "Notes to Financial Statements--Settlement" in Part I of this Quarterly Report.

     ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.
     ------          --------------------------------

        (a)  Exhibits:

              11 - Computation of per share data;

              27 - Financial data schedule.

        (b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1994.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PHARMACEUTICAL RESOURCES, INC.
                                      ------------------------------
                                                  (Registrant)



   February 13, 1995                  /s/ Kenneth I. Sawyer
                                      ______________________________________
                                      Kenneth I. Sawyer
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



                                      /s/ Robert I. Edinger
                                      ______________________________________
   February 13, 1995                  Robert I. Edinger
                                      Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number              Description           Page Number

          11       Computation of per share data           12

          27       Financial data schedule                 13
