Form 10-Q
period 1995-04-01
PHARMACEUTICAL RESOURCES INC
filed 1995-05-11
CIK 878088

                                                  Commission File Number 1-10827


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1995



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
Yes X     No
   ----     ----


                                   16,861,725
         Number of shares of Common Stock outstanding as of May 5, 1995

        This is page 1 of  14  pages.  The exhibit index is on page  12.

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                                APRIL 1,       OCTOBER 1,
                                                                 1995            1994
                                                                 ----            ----
                  A S S E T S
                  -----------
Current assets:
Cash and cash equivalents                                       $ 6,237        $ 3,130
Temporary investments                                               181            176
Accounts receivable, net of allowances of
 $1,863,000 and $2,768,000                                        6,497          9,347
Inventories                                                      16,369         16,352
Prepaid expenses and other current assets                         3,831          1,500
Current deferred tax benefit                                      2,448          3,090
Current assets of discontinued operations                            20             20
                                                                -------        -------
  Total current assets                                           35,583         33,615
Property, plant and equipment, at cost less
 accumulated depreciation and amortization                       23,592         23,004
Deferred charges and other assets                                 1,092          1,086
Investment in non-marketable securities                           1,000          1,000
Long-term deferred tax benefit                                   10,021         10,497
                                                                -------        -------
  Total assets                                                  $71,288        $69,202
                                                                =======        =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
Current portion of long-term debt                               $ 1,371        $ 1,870
Accounts payable                                                  5,524          5,340
Salaries and employee benefits                                    2,869          2,908
Accrued expenses and other current liabilities                      605            921
Estimated current liabilities of discontinued
 operations                                                       2,836          2,844
                                                                -------        -------

  Total current liabilities                                      13,205         13,883
Long-term debt, less current portion                              4,858          5,490
Pension                                                             553            553
Commitments, contingencies and other matters                          -              -
Shareholders' equity:
Preferred Stock, par value $.0001 per share;
 authorized 6,000,000 shares; issued and outstanding
 -- 995,751 and 1,058,400 shares of Series A
 Convertible Preferred Stock (aggregate liquidation
 preference-$4,979,000 and $5,292,000)                                1             1
Common Stock, par value $.01 per share;
 authorized 60,000,000 shares; issued and outstanding
 14,706,897 and 14,482,632 shares                                   147           145

Additional capital                                                44,216        43,066
Retained earnings                                                  8,408         6,164
Additional minimum liability related to
 defined benefit pension plan                                       (100)         (100)
                                                                 -------       -------
  Total shareholders' equity                                      52,672        49,276
                                                                 -------       -------
  Total liabilities and shareholders' equity                     $71,288       $69,202
                                                                 =======       =======

             The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                   SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                   -----------------     -------------------
                                                                 APRIL 1,     APRIL 2,   APRIL 1,   APRIL 2,
                                                                  1995         1994       1995       1994
                                                                  ----         ----       ----       ----

Net sales                                                         $33,183     $ 34,306    $16,152    $16,386
Other revenues                                                        149          261         50         56
                                                                  -------     --------    -------    -------
   Total revenues                                                  33,332       34,567     16,202     16,442
Costs and expenses:
Cost of goods sold                                                 21,210       22,935     10,479     11,150
Research and development                                            1,977        1,987      1,161      1,298
Selling, general and administrative                                 7,988        6,412      3,819      3,022
Interest                                                              246          215        118         91
Settlement                                                         (2,029)           -        (29)         -
                                                                  -------     --------    -------    -------
                                                                   29,392       31,549     15,548     15,561

Income before provision for income taxes                            3,940        3,018        654        881
Provision for income taxes                                          1,405        1,015        233        316
                                                                  -------     --------    -------    -------

Income from continuing operations                                   2,535        2,003        421        565
Income from discontinued operations                                     -          466          -        466
                                                                  -------     --------    -------    -------

Income before change in accounting principle                        2,535        2,469        421      1,031
Cumulative effect of change in accounting principle                     -       14,128          -          -
                                                                  -------     --------    -------    -------

    NET INCOME                                                      2,535       16,597        421      1,031

Dividend on preferred stock ($.30 per share)                         (291)        (350)        12       (350)

Retained earnings (deficit), beginning of period                    6,164      (12,351)     7,975      3,215
                                                                  -------     --------    -------    -------

Retained earnings, end of period                                  $ 8,408     $  3,896    $ 8,408    $ 3,896
                                                                  =======     ========    =======    =======

Income per share of common stock:
  Continuing operations                                           $   .16     $    .12    $   .03    $   .03
  Discontinued operations                                               -          .03          -        .03
  Cumulative effect of change in accounting principle                   -          .86*         -          -
                                                                  -------     --------    -------    -------
    NET INCOME                                                    $   .16     $   1.01*   $   .03    $   .06
                                                                  =======     ========    =======    =======

Weighted average number of common and
 common equivalent shares outstanding                              16,095       16,440*    16,096     16,336*
                                                                  =======     ========    =======    =======

* Revised
        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                        SIX  MONTHS ENDED
                                                                        ------------------
                                                                         APRIL 1,  APRIL 2,
                                                                          1995      1994
                                                                          ----      ----
Cash flows from operating activities:
  Net income                                                            $ 2,535     16,597

  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
     Income from discontinued operations                                      -       (466)
     Provision for income tax expense                                     1,405      1,015
     Cumulative effect of accounting change                                   -    (14,128)
     Common stock for research and development expense                      150          -
     Depreciation and amortization                                        1,233      1,250
     Accounts receivable allowances                                        (905)       623
     Write-off of inventories                                               805        533
     Other                                                                   (2)       287

 Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                            3,755       (590)
    (Increase) in inventories                                              (822)    (4,117)
    (Increase) in prepaid expenses and other assets                      (2,344)      (167)
    Increase in accounts payable                                            184        584
    (Decrease) in accrued expenses and other liabilities                   (336)      (633)
    (Decrease) in settlements                                                 -     (6,392)
                                                                        -------   --------

       Net  cash provided  (used) by operating activities                 5,658     (5,604)

 Cash flows from financing activities:
    Proceeds from issuance of capital stock                                 716      1,211
    Proceeds from  issuance of note payable                                   -        168
    Principal payments under long-term debt                              (1,131)    (1,228)
    Preferred dividends paid                                               (310)         -
                                                                        -------   --------

       Net  cash (used) provided by financing activities                   (725)       151

Cash flows from investing activities:
      Capital expenditures                                               (1,813)    (2,925)
      Cash (used) by discontinued operations                                 (8)      (249)
      (Increase) decrease in temporary investments                           (5)     1,006
                                                                        -------   --------
       Net  cash (used) by investing activities                          (1,826)    (2,168)

Net increase (decrease) in cash and cash equivalents                      3,107     (7,621)
Cash and cash equivalents at beginning of period                          3,130     12,134
                                                                        -------   --------

       Cash and cash equivalents at end of period                       $ 6,237   $  4,513
                                                                        =======   ========

          The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 1, 1995
                                  (UNAUDITED)

Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid form (tablet, caplet and capsule), with a small number in the form of creams and liquids.


BASIS OF PREPARATION:

The accompanying financial statements at April 1, 1995 and for the six-month and three-month periods ended April 1, 1995 and April 2, 1994 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at October 1, 1994 was derived from the audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with PRI's most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, Par Pharmaceutical, Inc. ("Par") and numerous others, the activities of which are not significant. References herein to the "Company" refer to PRI and its subsidiaries.


DISCONTINUED OPERATIONS:

The remaining assets and liabilities of Quad Pharmaceuticals, Inc., a wholly-owned subsidiary of Par, discontinued in a prior year, have been classified on the balance sheet as such to separately identify them. Estimated current liabilities of discontinued operations at April 1, 1995 consist of notes payable of $813,000, amounts due to customers of $1,657,000, and accrued expenses and accounts payable of $366,000.


SETTLEMENT:

The Company has received $2,029,000 in settlement of claims against former management members for recovery of, among other things, salaries and monies paid for indemnification.


TEMPORARY INVESTMENTS:

Investments include certificates of deposit of $181,000 in the quarter ended
April 1, 1995 and $176,000  at   fiscal year  end 1994.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS----CONTINUED
                                  APRIL 1, 1995
                                  (Unaudited)

ACCOUNTS RECEIVABLE:

                                   April 1,       October 1,
                                    1995            1994
                                    ----            ----
                                        (In Thousands)
     Accounts receivable           $ 8,360        $12,115

     Allowances:
       Doubtful accounts                80            124
       Returns and allowances          421            349
       Price adjustments             1,362          2,295
                                   -------        -------
                                     1,863          2,768
                                   -------        -------
     Accounts receivable,
       net of allowances           $ 6,497        $ 9,347
                                   =======        =======



INVENTORIES:

                                      April 1,       October 1,
                                       1995            1994
                                       ----            ----
                                         (In Thousands)
  Raw materials and supplies         $ 6,430        $ 7,407
  Work in process and finished goods   9,939          8,945
                                     -------        -------
                                     $16,369        $16,352
                                     =======        =======

CONTINGENCIES:

Legal Proceedings:

The Company is involved in minor litigation matters, including a certain product liability action, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material adverse effect on its financial statements, considered as a whole.


SUBSEQUENT EVENT:

In May 1995, the Company formed a strategic alliance with Clal Pharmaceutical Industries Ltd. ("Clal"), an Israeli company, to develop, manufacture and distribute generic pharmaceuticals worldwide. The Company sold approximately 2,027,000 shares of PRI common stock ("Common Stock") to Clal for $20,000,000, and issued to Clal a three-year warrant to purchase up to approximately 936,000 shares of Common Stock at prices between $10 and $12 per share. The Company also invested $1,960,000 in a research and development joint venture with Clal.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 1995, the Company formed a strategic alliance with Clal (see "Notes to Financial Statements--Subsequent Event", "Results of Operations--Operating Expenses--Research and Development" and "Financial Condition--Liquidity and Capital Resources") which has four major components: (i) a significant equity investment by Clal, providing financial strength to the Company; (ii) establishment of a research and development joint venture; (iii) creation of international manufacturing and distribution agreements; and (iv) initiation of a long-term strategic relationship.

The Company, in April 1995, also received its first Abbreviated New Drug Application ("ANDA") approval, for Metoprolol Tartrate, from the U.S. Food and Drug Administration ("FDA") since completing the Application Integrity Assessment Program in October 1993.

The FDA completed a re-inspection of the Company's main facility and confirmed that the Company is in substantial compliance with current Good Manufacturing Practices. The re-inspection confirmed effective correction of all violations noted in the warning letter issued to the Company in May 1994.

RESULTS OF OPERATIONS

SALES

Net sales for the six months ended April 1, 1995 decreased $1,123,000 (3%) to $33,183,000 from the comparable period one year earlier. Although sales of manufactured product increased $3,002,000 (11%), sales of distributed product decreased $4,125,000 (62%). For the three months ended April 1, 1995, net sales declined $234,000 (1%) to $16,152,000. Manufactured product sales increased $1,595,000 (12%), the fourth consecutive quarter of increasing sales over the comparable prior year period, while distributed product sales decreased $1,829,000 (63%). The increases in manufactured product sales are due to greater quantity of product sold, generally higher prices, and reduced competition for one product. Distributed product sales have steadily decreased each quarter, excepting one quarter when new product was introduced, over the last two years. This continued decline, in both units and price, is due to continued pricing pressures, and the reduced order rates from those necessary to satisfy initial market demand.

Sales for manufacturing and distribution activities were derived as follows (dollars in thousands):

                                       Six Months Ended
                                       -----------------
                          April 1, 1995                April 2, 1994
                          -------------                -------------
                       Amount    % of Total        Amount    % of Total
                       -------   ----------        ------    ----------
Manufacturing          $30,621      92%            $27,619       81%
Distribution           $ 2,562       8%            $ 6,687       19%



                                       Three Months Ended
                                       ------------------
                           April 1, 1995               April 2, 1994
                           -------------               -------------
                        Amount    % of Total        Amount    % of Total
                       -------    ----------        ------    ----------
Manufacturing          $15,080       93%           $13,485        82%
Distribution           $ 1,072        7%           $ 2,901        18%

Increases in sales are dependent on, among other things, (i) approval of  ANDAs,
(ii) increased market penetration for the existing product line , (iii) continued introduction of new distributed product, (iv) reintroduction of previously manufactured product, and (v) the level of customer service.

GROSS MARGIN

Although net sales were 3% lower in the first six months of fiscal year 1995, the Company had a gross margin of $11,973,000 (36% of net sales) versus $11,371,000 (33% of net sales) for the comparable period of fiscal 1994. The improvement in gross margin was due to the greater proportion of manufactured product sold in fiscal 1995 than in fiscal 1994. Manufactured products in general have higher gross margins than distributed products.

For the quarter ended April 1, 1995, the gross margin was $5,673,000 (35% of net sales) compared to $5,236,000 (32% of net sales) achieved in the same quarter of fiscal year 1994. The result in the quarter, as in the case of the encompassing six months, was due to a higher proportion of manufactured product sales versus distributed product sales.

Both gross margin and sales, principally for distributed product, continue to be negatively impacted by price erosion due to increased competition, however, distributed products continue to provide positive gross margin. The increased competition has come from both other generic pharmaceutical companies and from branded pharmaceutical companies which have directly launched their patented products as generics prior to patent expiration.

Inventory write-offs, which reduce gross margin and are taken in the normal course of business, amounted to $805,000 (2% of net sales) and $533,000 (2% of net sales) for the for the six-month periods and $526,000 (3% of net sales) and $173,000 (1% of net sales) for the three-month periods ended April 1, 1995 and April 2, 1994, respectively. The 200% increase in write-offs in the second 1995 fiscal quarter versus the prior year period was due to short dated product for an anticipated order which did not materialize, the destruction of short dated material from validation batches of reintroduced product, and the destruction of aged raw materials.


OPERATING EXPENSES
Research and Development

Research and development costs for the six months and three months ended April 1, 1995 were $1,977,000 (6% of net sales) and $1,161,000 (7% of net sales), respectively, versus $1,987,000 (6% of net sales) and $1,298,000 (8% of net sales) for the six months and three months ended April 2, 1994. These costs reflect the continued commitment of management to investments in research and development efforts. The 11 % decrease in expenses, in the quarter ended April 1, 1995 versus the quarter ended April 2, 1994, merely reflects the timing of expenditures made under various programs for development and co-development of new products.

To further expand its product line, the Company continues to pursue alternatives to internal research and development, including joint ventures, licensing agreements and distribution agreements. In May 1995, the Company formed an alliance with Clal Pharmaceutical Industries Ltd. ("Clal") to develop, manufacture and distribute generic pharmaceuticals worldwide (see "Notes to Financial Statements--Subsequent Event " and "Financial Condition--Liquidity and Capital Resources"). A research and development joint venture (owned 49% by the Company and 51% by Clal) has been formed in Israel with an initial investment of $4,000,000 (see "Financial Condition--Liquidity and Capital Resources"). It is anticipated that up to an additional $11,000,000 may be invested over the next two years. Over 35 compounds have been identified for development by the joint venture.

An additional $15,000,000 is anticipated to be invested during the next three years by the Company in research and development efforts which it plans to conduct in development of approximately 25 more compounds.

 Selling, General and Administrative

Selling, general and administrative costs were $7,988,000 and $3,819,000 (both 24% of respective net sales), for the six and three-month periods ended April 1, 1995, versus $6,412,000 (19% of net sales) and $3,022,000 (18% of net sales)
for the corresponding periods in the prior fiscal year. The 25% increase for the six month period is primarily attributable to expenses related to negotiations which were conducted during the Company's search for a strategic alliance prior to culminating in the agreements with Clal (see "--Research and Development" and "Financial Condition--Liquidity and Capital Resources") (the expenses relating to the Clal alliance have been capitalized); nonrecurring charges incurred in connection with the Company's response to the FDA's warning letter; costs related to further hiring and relocation of key operating personnel including an Executive Vice President of Operations; the phase-out of independent sales organizations which were replaced by the internal sales force; and the initiation of a new advertising campaign for the Company's products.

In the quarter, selling, general and administrative expenses increased 26%, primarily as a result of expenses which related to the Company's search for a strategic alliance.

Settlement

In February, March and April, the Company collected $2,029,000 in settlement of claims against former management members for recovery of, among other things, salaries and monies paid for indemnification.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $22,378,000 represents an increase of $2,646,000 from the last fiscal year-end principally due to the pending receipt of cash from a legal action (see "Notes to Financial Statements--Settlement" and "Results of Operations--Operating Expenses--Settlement"). The working capital ratio of 2.7x improved from 2.4x at fiscal year end. Accounts receivable balances returned to a normal range for the level of sales versus the high balances at fiscal year-end 1994, which resulted from the 16% sales growth in the fourth quarter of fiscal 1994. Working capital for the period ended April 2, 1994, was $17,575,000 and the working capital ratio was 2.1x.

The alliance formed with Clal (see "Notes to Financial Statements--Subsequent Event" and "Results of Operations --Operating Expenses-- Research and Development") includes the sale on May 1, 1995 by the Company to Clal of approximately 2,027,000 shares of Common Stock for $20,000,000 ($9.87 per share). Clal also received a three-year warrant to purchase up to approximately 936,000 shares of Common Stock at prices between $10 to $12 per share. Subject to shareholder approval, the Company will issue a second three-year warrant entitling Clal to purchase up to approximately 740,000 additional shares of Common Stock. The shares, which were issued at the closing and which may be issued through both warrants, will allow Clal to purchase up to 19.9% of Common Stock. Clal has agreed to limit its ownership of Company shares to 25% under certain circumstances. The sale of stock to Clal is not included in the results as of April 1, 1995.

Of the initial $20,000,000 from the Common Stock sale to Clal, $1,960,000 was invested by the Company in a research and development joint venture with Clal. The Company plans to invest $5,390,000 more in the joint venture during the next two years. The remaining $12,650,000 is planned to be used for working capital, capital expenditures and possible acquisitions to expand the Company's product line.

Should the Company exercise its option, which expires September 1, 1995, under an agreement with Bio-Pharma, Inc. and CT Holding S.A for ownership, development, marketing and distribution rights of a compound for the treatment of herpes viral lesions, it will pay $3,000,000 and incur significant additional expenses for the necessary clinical trials and biostudies in order to file a New Drug Application with the FDA.

If the Company incurs additional funding obligations under the option agreement and existing, or new, distribution and product development agreements, the Company expects to fund such obligations with cash provided by operations and from the Clal investment to the extent cash is available. In the absence of sufficient cash from operations, the Company will borrow against its line of credit (see"--Financing").


FINANCING

At April 1, 1995, the Company's debt of $6,229,000 is on a long-term basis and $5,446,000 is scheduled to be repaid in monthly installments through February 1999. The Company maintains a $7,000,000 revolving credit facility with a bank which expires March 1996. At April 1, 1995, no borrowings were outstanding under the revolving credit facility.

The Company and the bank which provides the revolving credit facility had entered into a $4,000,000 term loan agreement which the Company had anticipated borrowing against during the quarter ended April 1, 1995. Given the $20,000,000 Clal equity investment, the Company has determined that it will not borrow funds under the term loan agreement.

A line of credit, which is utilized to acquire equipment, was increased to $350,000 at a second bank. On April 1, 1995, $225,000 was outstanding under this line.

The currently outstanding loans are secured by the assets of the Company.

                           PART II--OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
- - - - - - - ------   -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - - - - - - ------   --------------------------------

   (a)   Exhibits:

         11 - Computation of per share data
         27 - Financial Data Schedule

   (b)  Reports on Form 8-K:

         A report on Form 8-K was filed by the Registrant  on April 7, 1995.

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                  (Registrant)



May   10, 1995                   /s/ Kenneth I. Sawyer
                                 ---------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




May   10, 1995                   /s/ Robert I. Edinger
                                 ---------------------
                                 Robert I. Edinger
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


   Exhibit Number                  Description           Page Number
   --------------                  ------------          -----------




       11                 Computation of per share data      13

       27                 Financial Data Schedule            14