Form 10-Q
period 1995-07-01
PHARMACEUTICAL RESOURCES INC
filed 1995-08-14
CIK 878088

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

                  For the quarterly period ended July 1, 1995



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
Yes  X  No
    ---    ---


                                   18,171,841
       Number of shares of Common Stock outstanding as of August 4, 1995

         This is page 1 of 15 pages.  The exhibit index is on page 13.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                                                    July 1,   October 1,
                                 ASSETS                                               1995       1994
                                 ------                                            --------  -----------
Current assets:
  Cash and cash equivalents                                                         $18,405    $ 3,130
  Accounts receivable, net of allowances of
   $1,601,000 and $2,768,000                                                          8,832      9,347
  Inventories                                                                        16,915     16,352
  Prepaid expenses and other current assets                                           2,284      1,696
  Current deferred tax benefit                                                        3,243      3,090
                                                                                    -------    -------
    Total current assets                                                             49,679     33,615

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                           24,124     23,004

Deferred charges and other assets                                                     1,150      1,086

Investment in non-marketable securities                                               5,610      1,000

Long-term deferred tax benefit                                                       11,530     10,497
                                                                                    -------    -------

   Total assets                                                                     $92,093    $69,202
                                                                                    =======    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Current portion of long-term debt                                                 $ 1,374    $ 1,870
  Accounts payable                                                                    5,665      5,340
  Salaries and employee benefits                                                      3,328      2,908
  Accrued expenses and other current liabilities                                        257        921
  Estimated current liabilities of discontinued operations                            2,834      2,844
                                                                                    -------    -------

     Total current liabilities                                                       13,458     13,883

Long-term debt, less current portion                                                  4,525      5,490

Pension                                                                                 553        553

Commitments, contingencies and other matters                                             --         --

Shareholders' equity:
  Preferred stock, par value $.0001 per share; authorized 6,000,000 shares;
    issued and outstanding--969,514 and 1,058,400 shares of Series A Convert-
    ible Preferred Stock (aggregate liquidation preference-$4,848,000 and
    $5,292,000)                                                                           1          1
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding--17,072,527 and 14,482,632 shares                            170        145
  Additional capital                                                                 65,522     43,066
  Retained earnings                                                                   7,964      6,164
  Additional minimum liability related to defined benefit pension plan                 (100)      (100)
                                                                                    -------    -------
    Total shareholders' equity                                                       73,557     49,276
                                                                                    -------    -------
    Total liabilities and shareholders' equity                                      $92,093    $69,202
                                                                                    =======    =======

        The accompanying notes are an integral part of these statements.

                                     --2--

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                          Nine Months Ended    Three Months Ended
                                                        --------------------  -------------------
                                                        July 1,    July 2,    July 1,     July 2,
                                                          1995       1994       1995        1994
                                                        --------  ----------  --------    --------

Net sales                                               $49,013    $ 51,377   $15,830     $17,071
Other revenues                                              338         277       189          16
                                                        -------    --------   -------     -------
   Total revenues                                        49,351      51,654    16,019      17,087
Costs and expenses:
   Cost of goods sold                                    32,833      34,211    11,623      11,276
   Research and development                               3,385       2,720     1,408         733
   Selling, general and administrative                   11,944       9,786     3,956       3,374
   Interest                                                 808         321       562         106
   Settlement                                            (2,029)          -         -           -
                                                        -------    --------   -------     -------
                                                         46,941      47,038    17,549      15,489

Income (loss) before provision for income taxes           2,410       4,616    (1,530)      1,598
Provision (credit) for income taxes                         618       1,562      (787)        547
                                                        -------    --------   -------     -------

Income (loss) from continuing operations                  1,792       3,054      (743)      1,051
Income from discontinued operations                           -         466         -           -
                                                        -------    --------   -------     -------

Income (loss) before change in accounting principle       1,792       3,520      (743)      1,051
Cumulative effect of change in accounting principle           -      14,128         -           -
                                                        -------    --------   -------     -------

NET INCOME (LOSS)                                         1,792      17,648      (743)      1,051

Dividend on preferred stock                                   8/b/     (325)      299/c/       25/b/

Retained earnings (deficit), beginning of period          6,164     (12,351)    8,408       3,896
                                                        -------    --------   -------     -------

Retained earnings, end of period                        $ 7,964    $  4,972   $ 7,964     $ 4,972
                                                        =======    ========   =======     =======

Income (loss) per share of common stock:
   Continuing operations                                  $0.11       $0.19/a/  $(.04)       $.07
   Discontinued operations                                    -         .03         -           -
   Cumulative effect of change in accounting principle        -      .87/a/         -           -
                                                        -------    --------   -------     -------
      NET INCOME (LOSS)                                   $0.11       $1.09/A/  $(.04)       $.07
                                                        =======    ========   =======     =======

Weighted average number of common and
 common equivalent shares outstanding                    16,784      16,251/a/ 17,382     15,892/a/
                                                        =======    ========   =======    =======

/a/  Revised to correct weighted average number of shares outstanding and, where
     applicable, corresponding earnings per share    calculations.
/b/ Reversal of dividend previously recorded due to preferred stock conversions.
/c/ Reversal of dividend previously recorded due to the mandatory conversion of preferred shares on July 31, 1995.

        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                  ------------------
                                                                  July 1,   July 2,
                                                                   1995       1994
                                                                  -------  ---------

Cash flows from operating activities:
  Net income                                                      $ 1,792   $ 17,648
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
    Income from discontinued operations                                 -       (466)
    Provision for income tax expense                                  618      1,562
    Payment of tax audit settlement                                  (995)         -
    Cumulative effect of accounting change                              -    (14,128)
    Common stock for research and development expense                 150          -
    Depreciation and amortization                                   1,904      1,805
    Accounts receivable allowances                                 (1,167)      (150)
    Write-off of inventories                                        1,571        833
    Other                                                               -        301
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                       1,682     (1,684)
   (Increase) in inventories                                       (2,134)    (4,750)
   (Increase) decrease in prepaid expenses and other assets          (622)       344
   Increase (decrease) in accounts payable                            325       (984)
   Increase (decrease) in accrued expenses and other liabilities       73       (628)
   (Decrease) in settlements                                           (3)    (6,500)
                                                                  -------   --------
     Net  cash provided (used) by operating activities              3,194     (6,797)
 Cash flows from financing activities:
   Proceeds from issuance of capital stock                         21,524      1,386
   Proceeds from  issuance of long-term and other debt              1,000      3,522
   Principal payments under long-term debt and other borrowings    (2,461)    (3,566)
   Preferred dividends paid                                          (310)         -
                                                                  -------   --------
     Net cash provided by financing activities                     19,753      1,342
Cash flows from investing activities:
   Capital expenditures                                            (3,048)    (5,232)
   Cash (used) by discontinued operations                             (10)      (252)
   (Increase) in other investments                                 (4,610)         -
   (Increase) decrease in temporary investments                        (4)     1,006
                                                                  -------   --------
     Net cash (used) by investing activities                       (7,672)    (4,478)
Net increase (decrease) in cash and cash equivalents               15,275     (9,933)
Cash and cash equivalents at beginning of period                    3,130     12,134
                                                                  -------   --------
     Cash and cash equivalents at end of period                   $18,405   $  2,201
                                                                  =======   ========

        The accompanying notes are an integral part of these statements.

                                     --4--

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  JULY 1, 1995
                                  (UNAUDITED)

Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally sold in oral solid (tablet, caplet and capsule) form.

BASIS OF PREPARATION:

The accompanying financial statements at July 1, 1995 and for the nine month and three month periods ended July 1, 1995 and July 2, 1994 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at October 1, 1994 was derived from the audited financial statements at such date and has been restated to conform to the current year's presentation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, Par Pharmaceutical, Inc. ("Par") and numerous others, the activities of which are insignificant. The investment in a corporate joint venture with Clal Pharmaceutical Industries Ltd. ("Clal") in which PRI has 49% ownership is accounted for by the equity method. References herein to the "Company" refer to PRI and its subsidiaries.

DISCONTINUED OPERATIONS:

The remaining liabilities of Quad Pharmaceuticals, Inc., a wholly-owned subsidiary of Par whose operations were discontinued in a prior year, have been classified on the balance sheet as such to separately identify them. Estimated current liabilities of discontinued operations at July 1, 1995 consist of notes payable of $813,000, amounts due to customers of $1,657,000, and accrued expenses and accounts payable of $364,000.

SETTLEMENT:

The Company has received $2,029,000 in settlement claims against former management members for recovery of, among other things, salaries and monies paid for indemnification.

ACCOUNTS RECEIVABLE:
                                                      July 1,  October 1,
                                                       1995      1994
                                                     --------  ----------
                                                        (In Thousands)
Accounts receivable                                   $10,433    $12,115
Allowances:
 Doubtful accounts                                         95        124
 Returns and allowances                                   383        349
 Price adjustments                                      1,123      2,295
                                                      -------    -------
                                                        1,601      2,768
                                                      -------    -------
 Accounts receivable,
  net of allowances                                   $ 8,832    $ 9,347
                                                      =======    =======

                                     --5--

                          PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS----CONTINUED
                                  JULY 1, 1995
                                  (UNAUDITED)

INVENTORIES:
                                                            July 1,  October 1,
                                                             1995       1994
                                                            -------  ----------
                                                              (In Thousands)
Raw materials and supplies                                  $ 7,168   $ 7,407
Work in process and finished goods                            9,747     8,945
                                                            -------   -------
                                                            $16,915   $16,352
                                                            =======   =======

INVESTMENT IN NON-MARKETABLE SECURITIES:

As part of a strategic alliance in May 1995, the Company and Clal formed Clal Pharmaceutical Resources Limited Partnership, a limited partnership formed under the laws of the State of Israel (the "Limited Partnership"), to develop, manufacture and distribute generic pharmaceutical products worldwide. The Company and Clal funded the Limited Partnership in the amount of $1,960,000 and $2,040,000, respectively. The Limited Partnership is owned 49% by the Company and 51% by Clal and is located primarily in Israel. The Company has committed to invest an additional $5,390,000 in the Limited Partnership during the next two years. The investment is accounted for by the equity method.

In addition to the Clal alliance, the Company increased its investment in Sano Corporation ("Sano"). Sano, organized in 1992, develops novel transdermal delivery systems for existing drugs. Under an agreement with Sano, the Company purchased $2,500,000 in convertible preferred stock in addition to its previous investment of $1,000,000, increasing its equity holding in Sano to approximately 8%.

INCOME TAXES:

The Company finalized its settlement with the Internal Revenue Service with respect to research and development tax credits and paid approximately $1,000,000 previously provided for and recorded an additional state tax benefit of $200,000.

SHAREHOLDERS' EQUITY :

As part of the strategic alliance formed with Clal, the Company sold 2,027,272 shares of PRI common stock ("Common Stock") to Clal for $20,000,000, and issued to Clal a three year warrant to purchase 936,282 shares of Common Stock at prices between $10 and $11 per share. Subject to shareholder approval, the Company will issue a second three year warrant entitling Clal to purchase up to approximately 1,070,000 additional shares of Common Stock at prices between $11 and $12 per share.

SUBSEQUENT EVENTS:

Effective on July 31, 1995 (the "Effective Date"), the Company exercised its option to convert the Series A Convertible Preferred Stock ("Preferred Stock") (960,568 shares outstanding) into shares of Common Stock. As of the Effective Date, each share of Preferred Stock has been converted into 1.1 shares of Common Stock. No dividends were accrued and payable on the Preferred Stock at the Effective Date.

The Company was in default as of July 1, 1995 under a financial covenant contained in its loan agreement dated November 30, 1994 with Midlantic Bank N.A. relating to a provision that requires the Company to have reported profits for the prior six-month period. The Company has received a waiver of such default from its bank.

                                     --6--

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

Net sales for the nine months ended July 1, 1995 decreased $2,364,000, or 5%, to $49,013,000 from the corresponding period of the prior fiscal year. Sales of manufactured products increased $2,310,000, or 5%, due to a higher volume of products sold and generally higher pricing. The decrease in distributed product sales of $4,674,000, or 54%, is related to decreased demand for distributed products sold by the Company and price erosion resulting from increased competition from both generic and brand name pharmaceutical companies.

For the three months ended July 1, 1995, net sales declined from the prior year
with respect to both manufactured and distributed products.   Manufactured
product sales declined $692,000 or 5% principally due to declines in demand for certain products as a result of the introduction of competitive products by other drug manufacturers and declines in product orders from certain of the Company's distributors servicing governmental and independent drug store end users. Distributed product sales declined $549,000 or 28%, principally due to continued declines in demand and price erosion resulting from increased competition as discussed above.

The Company expects a continued decline in sales of its currently distributed products which, if not offset by increased sales of currently manufactured products or sales of new distributed or manufactured products, would result in declines in net sales, gross margins and, accordingly, in profitability.

Sales for manufacturing and distribution activities were derived as follows (dollars in thousands):

                                                   Nine Months Ended
                                                   -----------------
                                           July 1, 1995         July 2, 1994
                                           ------------         ------------
                                         Amount  % of Total   Amount  % of Total
                                        -------  ----------  -------  ----------
Manufacturing                          $45,022      92%     $42,712      83%
Distribution                           $ 3,991       8%     $ 8,665      17%

                                                 Three Months Ended
                                                  ------------------
                                           July 1, 1995        July 2, 1994
                                           ------------        ------------
                                         Amount  % of Total   Amount  % of Total
                                        -------  ----------  -------  ----------
Manufacturing                          $14,401      91%     $15,093     88%
Distribution                            $ 1,429       9%     $ 1,978     12%

Increases in sales are dependent upon, among other things, (i) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (ii) continued introduction of new distributed products, (iii) increased market penetration for the existing product line, (iv) reintroduction of previously manufactured products and (v) the level of customer service.

GROSS MARGIN

The Company's gross margin of $16,180,000 for the nine months ended July 1, 1995 and $17,166,000 for the comparable period of fiscal 1994 are both 33% of their respective net sales. The gross margin for manufactured products decreased $213,000 with a 3% decline in margin percentage to 34%, principally due to increased inventory write-offs as discussed below and a shift in product mix reflecting a reduction in sales of higher margin products with an increase in
sales of lower margin products.   Distributed products gross margins for the
current nine month period decreased by $773,000 to 18% of net sales from 20% in the prior period primarily due to price erosion and a decline in sales due to the factors discussed above. The total gross margin percentages for the comparable nine month periods remain the same due to the greater proportion of sales of manufactured products which generally have higher gross margin percentages than distributed products.

                                     --7--

For the quarter ended July 1, 1995, the gross margin was $4,207,000 (27% of net sales) compared to $5,795,000 (34% of net sales) achieved in the same quarter of fiscal year 1994. The gross margin for manufactured products decreased by $1,463,000 with a decline in margins from 37% to 28% principally due to increased inventory write-offs as discussed below and a continuing shift in product mix reflecting a reduction in sales of higher margin products with an
increase in sales of lower margin products.   Distributed products gross margins
for the same period decreased by $125,000 to 11% of net sales from 14% due primarily to a decline in sales due to the factors discussed above.

Inventory write-offs amounted to $1,571,000 and $833,000 for the nine months ended July 1, 1995 and July 2, 1994, respectively, and $766,000 and $300,000 for the third quarters of fiscal years 1995 and 1994, respectively. The inventory write-offs are related to the disposal of (i) products due to short self life;
(ii) inventory not meeting the Company's standards; and (iii) aged raw and packaging materials.

OPERATING EXPENSES

Research and Development

Research and development costs for the nine months and three months ended July 1, 1995 were $3,385,000 (7% of net sales) and $1,408,000 (9% of net sales), respectively, versus $2,720,000 (5% of net sales) and $733,000 (4% of net sales) for the nine months and three months ended July 2, 1994, respectively. The increase in both periods relates to expenditures incurred under various programs for the internal development and co-development of new products and reflects the continued commitment of management to invest in research and development efforts.

To further expand its product line, the Company continues to pursue alternatives to internal research and development, including joint ventures, licensing agreements and distribution agreements. In May 1995, the Company formed an alliance with Clal Pharmaceutical Industries Ltd. ("Clal") to develop, manufacture and distribute generic pharmaceuticals worldwide (see "Notes to Financial Statements--Investment in Non-marketable Securities", "Shareholders' Equity" and "--Financial Condition--Liquidity and Capital Resources"). A research and development joint venture, Clal Pharmaceutical Resources Limited Partnership (the "Limited Partnership"), owned 49% by the Company and 51% by Clal, has been formed in Israel with an initial combined investment of
$4,000,000.   It is anticipated that up to an additional $11,000,000 will be invested by the Company and  Clal in the joint venture over the next two years.

In addition to the Clal alliance, the Company invested an additional $2,500,000 in convertible preferred stock of Sano Corporation ("Sano") (see "Notes to Financial Statements--Investment in Non-marketable Securities" and "--Financial Condition--Liquidity and Capital Resources"), as part of its strategic plan to broaden its product line and advance into international markets. Sano has submitted one ANDA to the U.S. Food and Drug Administration ("FDA") and anticipates submitting additional ANDAs by year end. The Company has the right of first refusal for marketing and distribution rights for the United States and certain foreign countries with respect to any generic transdermal products developed by Sano.

It is anticipated that the Company will continue to invest in internal research and development efforts in addition to pursuing other outside alternatives during future periods.

 Selling, General and Administrative

Selling, general and administrative costs were $11,944,000 (24% of net sales) for the nine month period ended July 1, 1995 versus $9,786,000 (19% of net sales) for the corresponding period in the prior fiscal year. The increase in the period is primarily attributable to certain nonrecurring charges, including legal and accounting expenses related to merger and acquisition or other strategic alliance negotiations, expenses incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices, and costs associated with the termination of the broker network used
by the Company to sell its products.   In addition, the Company has incurred
higher personnel and other costs related to the hiring of its own regional sales force, the creation of a managed care division, and the implementation of new information systems. The managed health care division will service customers who will provide comprehensive health care needs to large groups of individuals in a cost controlled environment, which among other things, includes centralized purchasing of pharmaceuticals.

                                     --8--

Selling, general and administrative costs were $3,956,000 (25% of net sales) for the three month period ended July 1, 1995 compared to $3,374,000 (20% of net sales) for the corresponding period in the prior fiscal year. Increased selling, general and administrative costs are principally attributable to continued additions of management and personnel as described above.

 Interest

Interest expense for the quarter and nine months ended July 1, 1995 increased significantly over the corresponding periods of the prior fiscal year due to interest expense relating to a settlement with the Internal Revenue Service for the disallowance of the Company's tax credit for prior periods with respect to research and development activities.

 Settlement

During the nine month period of the current year the Company collected $2,029,000 in settlement claims against former management members for recovery of , among other things, salaries and monies paid for indemnification.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $36,221,000 represents an increase of $16,489,000 from the last fiscal year end principally due to the receipt of cash from the sale of the Company's common stock to Clal (see "Notes to Financial Statements-- Shareholders' Equity" and "Results of Operations --Operating Expenses-- Research and Development"). The working capital ratio of 3.7x improved from 2.4x at fiscal year end.

The alliance formed with Clal (see "Notes to Financial Statements--Investment in Non-marketable Securities", "Shareholders' Equity" and " --Results of Operations --Operating Expenses-- Research and Development") includes the sale of 2,027,272 shares of Common Stock by the Company to Clal for $20,000,000 ($9.87 per share). Clal also received a three year warrant to purchase up to 936,282 shares of Common Stock at prices between $10 and $11 per share. Subject to shareholder approval, the Company will issue a second three year warrant entitling Clal to purchase approximately 1,070,000 additional shares of Common Stock at prices between $11 and $12 per share. The shares and the warrant issued at closing, together with the additional warrant, will allow Clal to purchase up to 19.9% of the Company's Common Stock. As part of the alliance, the Company has invested $1,960,000 in the Limited Partnership. The Company is committed to invest an additional $5,390,000 in the Limited Partnership during the next two years.

In addition to the $2,500,000 invested in Sano convertible preferred stock (see "Notes to Financial Statements--Investment in Non-marketable Securities" and "-- Operating Expenses-Research and Development") during the current quarter, the Company plans on incurring further significant expenditures in subsequent periods in the development of Sano's transdermal pharmaceutical products. The Company estimates that it could spend up to $2,000,000, subject to certain contingent events, in further research and development expenses with Sano over the next twelve months.

Should the Company exercise its option, which expires September 1, 1995, under an agreement with Bio-Pharma, Inc. and CT Holding S.A. for ownership, development, marketing and distribution rights of a compound for the treatment of herpes viral lesions, it will pay $3,000,000 and incur significant additional expenses for the necessary clinical trials and biostudies in order to file a New Drug Application with the FDA.

If the Company incurs additional funding obligations under the option agreement described above and existing, or new, distribution and product development agreements, the Company expects to fund such obligations with its working capital, including cash provided by operations, and if necessary by borrowings against its line of credit (see"--Financing"). The Company also intends to fund future possible acquisitions to expand its product line out of working capital or borrowings.

                                     --9--

FINANCING

At July 1, 1995, the Company's debt of $5,899,000 is on a long-term basis to be repaid in monthly installments through February 1999. The Company maintains a $7,000,000 revolving credit facility with a bank which expires March 1996. No borrowings were outstanding under the revolving credit facility at July 1, 1995. The outstanding loans are secured by the assets of the Company. The Company, as of July 1, 1995, was in default under the long-term bank loan for which it has received a waiver from its bank (see "Notes to Financial Statements--Subsequent Events").

The Company maintains a $350,000 line of credit at a second bank which is used to acquire equipment. On July 1, 1995, the $213,000 outstanding under this line is also secured by certain assets of the Company.

                                     --10--

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
------   -----------------

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

       (a)  Exhibits:

         11 - Computation of per share data.
         27 - Financial Data Schedule.

   (b)  Reports on Form 8-K:

         (1) Report on Form 8-K (Item 5--Other Events) filed by the Registrant on April 7, 1995.

         (2) Report on Form 8-K (Item 5--Other Events) filed by the Registrant on May 12, 1995.

                                     --11--

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PHARMACEUTICAL RESOURCES, INC.
                          ------------------------------
                          (Registrant)



August 11, 1995           /s/ Kenneth I. Sawyer
                          ---------------------
                          Kenneth I. Sawyer
                          President and Chief Executive Officer
                          (Principal Executive Officer)




August 11, 1995           /s/ Robert I. Edinger
                          ---------------------
                          Robert I. Edinger
                          Executive Vice President - Chief Financial Officer and
                          Secretary
                          (Principal Financial Officer)

                                     --12--

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                   Description                        Page Number
--------------                   -----------                        -----------


11        Computation of per share data                                  14
27        Financial Data Schedule                                        15

                                    --13--