Form 10-K405/A
period 1994-10-01
PHARMACEUTICAL RESOURCES INC
filed 1995-08-23
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10 - K/A2


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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  Yes   [x]     No
                                        --------     ------

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

                                                       AGE          YEAR
                                                      (AS OF      OF FIRST
            NAME                                     1/18/95)     ELECTION
            ----                                     --------     --------
CLASS II
Andrew Maguire, Ph.D. (1)(2)(3).....................     55         1990
  Since January 1990, President and Chief
  Executive Officer of Appropriate Technology
  International, a not-for-profit development
  assistance corporation and, since January 1989,
  a Senior Vice President of Washington Financial
  Group, an investment banking firm. From June
  1987 to January 1989, Executive Vice President
  of the North American Securities
  Administrators Association.

Melvin H. Van Woert, M.D. (1)(2)(3)(4)..............     65         1990
  Since 1974, Physician and Professor of Neurology
  and Pharmacology and Doctoral Faculty, Mount
  Sinai Medical Center, New York.



CLASS I
Mark Auerbach (1)(3)(5).............................     56         1990
  Since June 1993, the Senior Vice President and
  Chief Financial Officer of Central Lewmar L.P.,
  a distributor of fine papers. From August 1992
  to June 1993, a partner of Marron Capital L.P.,
  an investment banking firm. From July 1990 to
  August 1992, President, Chief Executive Officer
  and Director of Implant Technology Inc., a
  manufacturer of artificial hips and knees. From
  February 1989 to August 1990, Managing Director-
  Corporate Finance of F.N. Wolf & Co., Inc., an
  investment banking firm. From 1978 to February
  1989, President and Chief Executive Officer of
  Keystone Camera Products Corp., a manufacturer
  of camera products. Director of Oakhurst
  Capital, a distributor of automotive parts and
  accessories.

H. Spencer Matthews (5).............................     73         1990
  Since 1986, President and Chief Executive
  Officer of Dispense-All South Coast, Inc.,
  Dispense-All Capital Area, Inc., Dispense-All
  Central Florida, Inc. and Dispense-All of
  Louisiana, Inc., four companies which are
  wholesalers of juice concentrates. Rear Admiral,
  United States Navy (Retired).

Diana L. Sloane (4).................................     34         1990
  Since March 1993, Vice President-Regulatory and
  Scientific Affairs of the Company and of
  Pharmaceutical, Inc. From February 1992 to March
  1993, Vice President-Regulatory Affairs and
  Quality of the Company and of Pharmaceutical,
  Inc. From March 1990 to February 1992, Group
  Vice President-Regulatory Affairs of
  Pharmaceutical, Inc. From March 1988 to March
  1990, Associate Director-Regulatory Affairs of
  Superpharm Corporation, a subsidiary of Orlove
  Enterprises, Inc., a company engaged in the
  manufacture and distribution of pharmaceutical
  and other products ("Superpharm"). From May 1987
  to March 1988, Manager-Compliance of Superpharm.


CLASS III
Kenneth I. Sawyer (2)(3)(4).........................     49         1989
  Since October 1990, Chairman of the Board of the
  Company. Since October 1989, President and Chief
  Executive Officer of the Company. From September
  1989 to October 1989, Interim President and
  Chief Executive Officer of the Company. From
  August 1989 to September 1989, counsel to the
  Company. From May 1989 to August 1989, an
  attorney in private practice. From prior to 1987
  to May 1989, Vice President and General Counsel
  of Orlove Enterprises, Inc., a company engaged
  in the manufacture and distribution of
  pharmaceutical and other products. Director of
  Acorn Venture Capital Corporation, a closed-end
  investment company.

Robin O. Motz, M.D., Ph.D.(2)(5)....................     55         1992
  Since July 1978, Assistant Professor of Clinical
  Medicine, Columbia University College of
  Physicians and Surgeons. Physician engaged in a
  private practice of internal medicine.

---------------------------------
(1) A member of the Audit Committee of the Board of the Company.
(2) A member of the Nominating Committee of the Board of the Company.
(3) A member of the Strategic Planning Committee of the Board of the Company.
(4) A member of the Executive Committee of the Board of the Company.
(5) A member of the Compensation and Stock Option Committee of the Board of the Company.


EXECUTIVE OFFICERS

  The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board, Ms. Sloane as Vice President, Regulatory and Scientific Affairs, Robert I. Edinger as Vice President, Finance, Chief Financial Officer and Secretary. The executive officers of Par Pharmaceutical, Inc., the Company's principal operating subsidiary ("Par"), consist of Mr. Sawyer, Ms. Sloane and Mr. Edinger, as well as Stuart A. Rose, Ph.D., Executive Vice President, Operations of Par, and Robert M. Fisher, Jr., Vice President, Corporate Development, Sales and Marketing of Par.

  The following table sets forth certain information with respect to the executive officers of the Company and Par who are not directors or nominees for election as a director:

                                                       AGE
                                                      (AS OF
            NAME                                     1/18/95)
            ----                                     --------
Robert I. Edinger...................................     54
  Since January 1995, Executive Vice President,
  Finance, Chief Financing Officer and Secretary
  of the Company and since June

  1993, Vice President, Chief Financial Officer and Secretary of the Company. From 1990 to June
  1993, Executive Vice President of Bonjour Group,
  Ltd., a licensing company. From 1986 to 1990, President and Chief Financial Officer of OCP
  America, a wholesale drug distribution company.

Stuart A. Rose, Ph.D. ..............................     52
  Since January 1995, Executive Vice President,
  Operations of Par. From 1990 to 1994, Vice
  President, Manufacturing and Materials Supply,
  Lederle International Division of American
  Cyanamid Company, a company engaged in the
  manufacture of generic pharmaceuticals. From
  1984 to 1990, President and General Manager,
  Lederle Parenterals, Inc., a company engaged in
  the manufacture of generic pharmaceuticals.

Robert M. Fisher, Jr. ..............................     47
  Since October 1993, Vice President, Corporate
  Development, Sales and Marketing of Par. From
  March 1993 to October 1993, Vice President,
  Corporate Development of F.H. Faulding USA, a
  company engaged in the manufacture of
  pharmaceuticals. From 1992 to 1993, Vice
  President, Business Development, PUREPAC
  Pharmaceutical Company, a company engaged in the
  manufacture of generic pharmaceuticals, and from
  1989 to 1992, Vice President and General Manager
  of Rondex Laboratories at PUREPAC.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------


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

SUMMARY COMPENSATION TABLE

                                    Annual Compensation                         Long-Term Compensation
                           -----------------------------------       --------------------------------------------
                                                                      Restricted   Securities
Name and                                                                Stock      Underlying All Other
Principal Position         Year        Salary($)      Bonus($)       Awards($)(1)  Options(#) Compensation ($)(2)
------------------         ----        ---------      --------       ------------  ---------- -------------------
Kenneth I. Sawyer          1994         408,238       100,000              -            --           59,752
President, Chief           1993         413,215       200,000              -        500,000          70,852
Executive Officer          1992         331,170       250,000              -        120,000          32,152
and Chairman

Diana L. Sloane            1994         208,097        22,500              -            --           26,086
Vice President-            1993         179,423        40,000              -         130,000         22,953
Regulatory and             1992         140,496       115,000              -          45,000         22,372
Scientific Affairs

Robert I. Edinger          1994         180,000        50,000              -             --             795
Executive                  1993          58,846        25,000              -          40,000             76
Vice President,
Chief Financial
Officer & Secretary

Robert M. Fisher, Jr.      1994         122,359        23,500              -          10,000            474
Vice President,
Corporate Development,
Sales & Marketing,
Par

-------------------------
(1) The Company believes that at the end of fiscal 1994, the Named Executives did not hold any shares of restricted stock.

(2) For fiscal year 1994, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows:
     Mr. Sawyer-$2,438; Ms. Sloane-$528; Mr. Edinger-$795; and Mr. Fisher-$474. Also includes $20,704 contributed by the Company for the benefit of each of Mr. Sawyer and Ms. Sloane under the Par Pharmaceutical Retirement Plan, and $4,854 contributed by the Company on behalf of Ms. Sloane to the Company 401(k) Plan. The amount for Mr. Sawyer also includes $36,610, representing the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if 1994 premiums were advanced to the executive without interest until the earliest time the premium may be refunded by Mr. Sawyer to the Company.

   Stuart A. Rose, Ph.D., was hired as Executive Vice President, Operations of Par beginning January 1995. As a result, Dr. Rose received no compensation from the Company or Par during fiscal year 1994.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable Value at
                                                                                      Assumed Annual Rates of
                                                                                   Stock Price Appreciation for
                                                                                            Option Term
                                                                                  -------------------------------
                                            % of Total
                               Shares         Options
                             Underlying      Granted to
                              Options       Employees      Exercise   Expiration
Name                         Granted (#)   in Fiscal Year    Price ($)    Date      0% ($)      5% ($)    10% ($)
-----                       -----------    --------------  --------    ---------    -----    --------    --------
Robert M. Fisher, Jr.(1)      10,000          13.5%         13.875     10/21/98        0     177,084     223,458

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                              Number of Securities         Value of Unexercised
                                              Underlying Unexercised       In-the-Money Options
                                              Options at FY-End (#)           at FY-End ($)
                                              ----------------------       --------------------
                       Shares
                    Acquired on    Value
Name                Exercise (#) Realized ($) Exercisable/Unexercisable Exercisable/Unexercisable
----                -----------  ------------ ---------------------------------------------------
Kenneth I. Sawyer           0           0   1,000,000           0   2,445,000    0
Diana L. Sloane        20,000     309,875     162,480      27,520     191,250    0
Robert I. Edinger           0           0      26,660      13,340           0    0
Robert M. Fisher, Jr.       0           0           0      10,000           0    0

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


COMPENSATION AND STOCK OPTION COMMITTEE REPORT

  The Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee"), consisting entirely of non-employee directors, approves all of the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. The Compensation Committee held eight meetings in fiscal 1994. In reviewing overall compensation for fiscal 1994, the Compensation Committee focused on the Company's objectives to attract executives of the highest caliber from larger, well-established pharmaceutical manufacturers, to retain the Company's executives, to encourage the highest level of performance from such executives and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize specific formulae or guidelines in reviewing and approving executive compensation.

  ELEMENTS OF EXECUTIVE COMPENSATION PROGRAM.   The key elements of the
Company's executive compensation program consist of base salary, annual bonus, stock options through participation in the Company's 1986 Stock Option Plan and stock options and other incentive awards through participation in the Company's 1990 Stock Incentive Plan. In awarding or approving compensation to executives in fiscal 1994, the Compensation Committee considered the performance and profitability of the Company, the present and potential contribution of the executive to the Company and the ability of the Company to attract and retain qualified executives in light of the regulatory reviews of the Company's operations, lawsuits asserted against it and its financial condition.

  BASE SALARY AND ANNUAL BONUS.   Base salary and annual bonus for executive
officers are determined by reference to Company-wide and individual performances for the previous fiscal year based upon financial and non-financial criteria. The financial measures for 1994 were operating income (before adjustments for legal settlements and other non-operational items), sales and research and development expenditures. Non-financial measures included both strategic and operational factors, such as successful removal of the Company from the U.S. Food and Drug Administration's ("FDA") Application Integrity Assessment Program, efforts in responding to other regulatory matters, efforts in exploration of strategic alternatives for the Company, research and development expenditures, review and implementation of updated systems and operational procedures as a foundation for future growth and realignment of the Company's internal sales and marketing organization. The Compensation Committee placed the greatest weight on financial factors. In addition to Company-wide measures of performance, the Compensation Committee considers those performance factors particular to each executive officer, including the performance of the area for which such officer had management responsibility and individual accomplishments.

  Base salaries for executives were determined primarily by reference to industry norms, the principal job duties and responsibilities undertaken by such persons, individual performance and other relevant criteria. Base salary comparisons for most executives are made to a group of pharmaceutical manufacturers in the United States. Such group is selected by the Company based upon several factors including, but not limited to, the duties and responsibilities of the executive used in the comparison, size and complexity of operations, reputation and number of employees of other companies. With respect to Mr. Sawyer, Chief Executive Officer, a comparison was made by an independent consulting firm, prior to the signing of his employment agreement in 1992, to generic pharmaceutical companies and turnaround situations selected by the consulting firm. In keeping with its goal of recruiting executives from larger, well-established pharmaceutical manufacturers, the Compensation Committee considers the performance of the companies used in the comparisons, as measured by their quality and regulatory profile, as well as competitive necessity in determining base salaries. The Compensation Committee considered it appropriate and in the best interest of the Company and its shareholders to set the levels of base salary for the Company's Chief Executive Officer and other executives at the median of comparable companies in order to attract and retain the highest caliber of managers for the Company so as to position the Company for future growth and improved performance. In order to attract and retain certain key executives, the Company offers its executives long-term employment contracts which provide for specified base salaries.

  The Compensation Committee, in determining the annual bonuses to be paid to its executives for fiscal 1994, considered the financial performance of the Company during the fiscal year and the individual's contribution to such performance, as opposed to determination by reference to a formal, goal-based plan. The financial performance measures used by the Compensation Committee in determining annual bonuses were operating income (before adjustments for legal settlements on other non-operational items) and sales. Bonuses were also based upon assessments of each executive's participation and contribution to the non-financial measures described above. The non-financial measures varied among executives depending upon the operations under their management and direction. Based upon the Company's regulatory and other concerns arising out of the acts of its prior management, the Compensation Committee utilized the award of bonuses, without necessarily referring to specific benchmarks, to attract and retain high quality executives for the Company.

  STOCK OPTIONS AND OTHER AWARDS.   The Company's 1986 Stock Option Plan
provides for stock option awards and the Company's 1990 Stock Incentive Plan provides for stock option and other equity-based awards. Under all such Plans, the size of each award and the persons to whom such awards are granted is determined by the Compensation Committee based upon the nature of services rendered by the executive, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Compensation Committee believes that grants of stock options will enable the Company to attract and retain the best available talent and encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executives with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and to benefit correspondingly with increases in the price of the Company's Common Stock.

  COMPENSATION COMMITTEE'S ACTIONS FOR 1994.   In determining the amount and
form of executive compensation to be paid or awarded for fiscal 1994, the Compensation Committee considered both the Company's overall financial performance during the fiscal year and other criteria discussed above in this report. In light of the reductions in operating income and sales in fiscal 1994 from fiscal 1993, the Compensation Committee significantly reduced the annual bonuses of the Named Executives, including the Chief Executive Officer, from the prior fiscal year. However, the Compensation Committee also took into account the following strategic and operational factors, among others described above, in awarding bonuses:

     (i) the removal of the Company from the FDA's Application Integrity Assessment Program and efforts in responding to a warning letter from the FDA;

     (ii) the settlement of several significant litigations against the Company;

     (iii) positioning of the Company to explore strategic alternatives; and

     (iv) the negotiation and implementation of the distribution agreements with Genpharm, Inc. and The Generics Group B.V.

  In fiscal 1994, the Compensation Committee also awarded stock options to executives (including options to one Named Executive), extended the period in which such options are exercisable for certain former key employees and accelerated the vesting dates of previously awarded options for certain key employees. The Compensation Committee granted stock options to Mr. Fisher, a Named Executive, as part of the compensation package offered to attract him to accept a position and remain with the Company.

  CHIEF EXECUTIVE OFFICER COMPENSATION.   The Compensation Committee approved an
employment agreement in October 1992 for Mr. Sawyer with the Company. In approving such employment agreement, the Compensation Committee authorized a base salary of $358,238 for Mr. Sawyer in fiscal year 1994. In addition to his base salary, Mr. Sawyer was awarded by the Compensation Committee a bonus of $100,000 for fiscal year 1994 performance and a cost of living allowance of $50,000.

  In reviewing and setting Mr. Sawyer's compensation, the Compensation Committee recognized his substantial role in (i) settling three significant lawsuits against the Company, (ii) negotiating and implementing several joint venture agreements for the Company, (iii) improving the manufacturing capacities of the Company, (iv) working to explore strategic alternatives for the Company, (v) diversifying the Company's customer base and (vi) successfully recruiting a new and expanded management team.

  Recently enacted Internal Revenue Code Section 162(m) limits deductions for federal income tax purposes for certain executive compensation in excess of $1 million. Certain types of compensation are deductible only if performance criteria are specified in detail and payments are contingent upon shareholder approval of the compensation arrangement. The level of salaries and bonus to the Named Executives paid by the Company do not exceed this limit at this time.

                    COMPENSATION AND STOCK OPTION COMMITTEE

                     Mark Auerbach
                     H. Spencer Matthews
                     Robin O. Motz


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee conducted deliberations concerning executive compensation during the last completed fiscal year. None of the Compensation Committee members are executive officers of the Company. None of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity, any of whose officers served on the Board of the Company.

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


                              [Performance Graph]



==========================================================================
                                  SEPT.  SEPT.  SEPT.  SEPT.  SEPT.  SEPT.
                                  1989   1990   1991   1992   1993   1994
                                  -----  -----  -----  -----  -----  -----
PHARMACEUTICAL RESOURCES          $ 100  $  83  $  70  $ 113  $ 215  $ 149

NYSE COMPOSITE INDEX              $ 100  $  90  $ 119  $ 132  $ 151  $ 157

S&P(R) HEALTH CARE DRUGS INDEX    $ 100  $ 108  $ 166  $ 161  $ 130  $ 157
==========================================================================

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

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


                       NAME AND ADDRESS                         AMOUNT OF  PERCENTAGE OF
                       ----------------                         ---------  -------------
                              OF                                 COMMON       COMMON
                              --                                ---------  -------------
                       BENEFICIAL OWNER                           STOCK        STOCK
                       ----------------                         ---------  -------------
   Kenneth I. Sawyer(1)(2)(3).................................  1,005,505      6.4
   Diana L. Sloane(1)(2)......................................    191,710        *
   Robert I. Edinger(1).......................................     40,000        *
   Mark Auerbach(1)(2)........................................     29,000        *
   Andrew Maguire(1)(2).......................................     51,000        *
   H. Spencer Matthews(1)(2)..................................     36,000        *
   Melvin H. Van Woert, M.D.(1)(2)............................     66,990        *
   Robin O. Motz, M.D., Ph.D.(1)(2)...........................     24,000        *
   Robert M. Fisher, Jr.(1)...................................      5,870        *
   Stuart A. Rose(1)..........................................      2,000        *
   All directors and executive officers (as of 1/18/95) as a    1,452,075      9.0
       group (ten persons)....................................
----------

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

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

10.29 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

10.29.1     Mortgage Loan Note, dated May 4, 1994. (15)

10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.
            (16)

10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.(16)

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

----------

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



Dated:  August 22, 1995                PHARMACEUTICAL RESOURCES, INC.
                                        ------------------------------
                                                   (REGISTRANT)

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


        Signature                                   Title                                 Date
        ---------                                   -----                                 ----
                             President, Chief Executive Officer, and Chairman of
/s/ Kenneth I. Sawyer        the Board of Directors                                   August 22, 1995
---------------------
Kenneth I. Sawyer
                             Executive Vice President, Chief Financial Officer and
/s/ Robert I. Edinger        Secretary (Principal Accounting and Financial Officer)   August 22, 1995
---------------------
Robert I. Edinger

/s/ Mark Auerbach            Director                                                 August 22, 1995
-----------------
Mark Auerbach

/s/ Andrew Maguire           Director                                                 August 22, 1995
------------------
Andrew Maguire

/s/ H. Spencer Matthews      Director                                                 August 22, 1995
-----------------------
H. Spencer Matthews

/s/ Robin O. Motz            Director                                                 August 22, 1995
-----------------
Robin O. Motz

/s/ Melvin Van Woert         Director                                                 August 22, 1995
--------------------
Melvin Van Woert

/s/ Mony Ben-Dor             Director                                                 August 22, 1995
----------------
Mony Ben-Dor