Form 10-K/A
period 1994-10-01
PHARMACEUTICAL RESOURCES INC
filed 1995-10-30
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10 - K/A3

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

            Series A Convertible Preferred Stock, $.0001 par value
          ---------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:    Yes   [x]       No
                                           -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                  $130,772,610

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

         10.29.1 Mortgage Loan Note, dated May 4, 1994. (15)

         10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

         10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

         10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

         10.32 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger. (16)

         10.33 Term Loan Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (16)

         10.34 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (16)

         10.34.1 Revolving Loan Note, dated November 29, 1994.  (16)

         10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (16)

         11      Computation of per share data.  (16)

         21      Subsidiaries of the Registrant.  (16)

         23      Consent of Richard A. Eisner & Company, LLP.

         27      Financial Data Schedule.  (16)

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

         (16) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K, as amended (Commission File No. 1-10827), for the year ended October 1, 1994 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: October 26,  1994                   PHARMACEUTICAL RESOURCES, INC.
                                                ------------------------------
                                                          (REGISTRANT)

                                            By:/s/ Kenneth I. Sawyer
                                               -------------------------------
                                               Kenneth I. Sawyer, Director
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



      SIGNATURE                           TITLE                                DATE
      ---------                           -----                                ----

/s/ Kenneth I. Sawyer      President, Chief Executive Officer,
-----------------------    and Chairman of the Board of Directors         October 26, 1995
Kenneth I. Sawyer


/s/ Robert I. Edinger      Vice President, Chief Financial Officer
-----------------------    and Secretary (Principal Accounting and        October 26, 1995
Robert I. Edinger          Financial Officer)


/s/ Mark Auerbach          Director                                       October 26, 1995
-----------------------
Mark Auerbach


/s/ Mony Ben-Dor           Director                                       October 26, 1995
-----------------------
Mony Ben-Dor


                           Director
-----------------------
Andrew Maguire


/s/ H. Spencer Matthews    Director                                       October 26, 1995
-----------------------
H. Spencer Matthews


/s/ Robin O. Motz          Director                                       October 26, 1995
-----------------------
Robin O. Motz


                           Director
-----------------------
Melvin Van Woert


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

   10.29.2      Corporate Guarantee, dated May 4, 1994, by the Registrant to
                Urban National Bank. (15)

   10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

   10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par.

   10.32        Letter Agreement, dated as of October 13, 1994, between Par and
                Robert I. Edinger. (16)

   10.33        Term Loan Agreement, dated as of November 29, 1994, between
                Midlantic Bank, NA and Par. (16)

   10.34        Amended and Restated Revolving Credit Agreement, dated as of
                November 29, 1994, between Midlantic Bank, NA and Par. (16)

   10.34.1      Revolving Loan Note, dated November 29, 1994. (16)

   10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (16)

   11           Computation of per share data. (16)

   21           Subsidiaries of the Registrant.  (16)

   23           Consent of Richard A. Eisner & Company, LLP.

   27           Financial Data Schedule.  (16)

--------------------------------------------------

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

       (4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant'sAnnual Report on Form 10-K (Commission File No. 1-10827) for the year ended September 28, 1991 and incorporated herein by reference.

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

       (16) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K, as amended (Commission File No. 1-10827), for the year ended October 1, 1994 and incorporated herein by reference.