Form 10-K
period 1995-09-30
PHARMACEUTICAL RESOURCES INC
filed 1995-12-29
CIK 878088

                                  FORM 10 - K
                            WASHINGTON, D.C.  20549
                      SECURITIES AND EXCHANGE COMMISSION


Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                   For Fiscal Year Ended September 30, 1995

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

            Series A Convertible Preferred Stock, $.0001 par value
         ------------------------------------------------------------

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X   No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                 $134,009,385

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 20, 1995 (ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES").

                                  18,176,279
     Number of shares of common stock outstanding as of December 20, 1995
                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO
                       THIS ANNUAL REPORT ON FORM 10-K:

IDENTITY OF DOCUMENTS                             PARTS OF FORM 10-K INTO WHICH
                                                  DOCUMENT IS INCORPORATED
FORM 8-K OF REGISTRANT FILED SEPTEMBER 8, 1995 AND AS AMENDED ON
OCTOBER 4, 1995 AND OCTOBER 12, 1995                                   PART II
PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF COMMON SHAREHOLDERS     PART III
OF REGISTRANT

                                    PART  I


ITEM 1.  BUSINESS.

GENERAL

     Pharmaceutical Resources, Inc. ("PRI") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. In addition to Par, PRI has created ParCare, Inc. ("ParCare"), a subsidiary established in September 1995, to meet the specialized needs of managed care organizations. In May 1995, PRI-Research, Inc., a newly created subsidiary of PRI, formed a joint venture, Clal Pharmaceutical Resources Limited Partnership (the "Joint Venture"), with Clal Pharmaceutical Industries Ltd. ("Clal") to research and develop generic pharmaceutical products. PRI has six other subsidiaries, the activities of which are not significant. PRI was organized as a subsidiary of Par under the laws of the State of New Jersey on August 2, 1991. On August 12, 1991, Par effected a reorganization of its corporate structure, pursuant to which PRI became Par's parent company. References herein to the "Registrant" or the "Company" shall be deemed to refer to PRI and all of its subsidiaries since August 12, 1991, or Par and all of its subsidiaries prior thereto, as the context may require. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (914) 425-7100.

     The Company's current product line consists of prescription and, to a much lesser extent, over-the-counter drugs. Approximately 100 products representing various dosage strengths of 38 drugs are currently being marketed (see "--Product Line Information"). Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) name rather than by a brand name. Normally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs.

     Issuance by the U.S. Food and Drug Administration (the "FDA") of new generic product approvals has slowed over the last several years because of investigations into the generic drug industry and the FDA approval process. The findings of these investigations led to, and are expected to continue to lead to, legislative, regulatory, and/or policy changes to strengthen the effectiveness of the approval process. As a result, the new generic drug approval process is more stringent and difficult, as well as more costly and time-consuming.

     The Company markets its products primarily to drug distributors, wholesalers and retail drug store chains principally through its own sales staff. The Company intends to increase its marketing efforts to clinics, government agencies and other managed health care organizations through its ParCare subsidiary (see "Recent Developments"). The Company has further developed its internal sales staff in order to lessen its reliance on outside sales representatives (see "--Recent Developments" and "--Marketing and Customers").

Recent Developments:

     The Company received approval of an Abbreviated New Drug Application ("ANDA") from the FDA for Captopril tablets in October 1995 and will be permitted to sell the drug upon expiration of the patent in February 1996. The Company also received ANDA approval in April 1995 for Metoprolol Tartrate from the FDA, its first approval since completing the Application Integrity Assessment Program in October 1993. The Company expects to market this drug in fiscal 1996.

     In September 1995, Par announced the establishment of ParCare, a sales and marketing subsidiary staffed with four employees, dedicated to meeting the specialized needs of managed health care organizations. ParCare will initially focus on partnerships between Par and managed health care organizations, and over time plans to introduce a range of services in physician and patient education, customized packaging and other value added programs for managed health care customers.

     Effective July 31, 1995 (the "Effective Date"), the Company exercised its option to convert the Series A Convertible Preferred Stock ("Preferred Stock") into shares of Common Stock. Each of the 960,568 shares outstanding was converted to 1.1 shares of Common Stock ( par value $.01 per share), for an aggregate of 1,055,815 Common Shares, as of the Effective Date. No dividends were accrued and payable on the Preferred Stock as of the Effective Date.

     In May 1995, the Company formed a strategic alliance with Clal, an Israeli company, to develop, manufacture and distribute generic pharmaceuticals worldwide. The Company sold 2,027,272 shares of PRI's common stock ("Common Stock") to Clal for $20,000,000, and issued to Clal two three-year warrants to purchase up to 2,005,107 shares of Common Stock at prices between $11 and $12 per share. The shares and warrants will allow Clal to own up to 19.9% of the Common Stock. The alliance has four major components: (i) a significant equity investment by Clal, improving financial strength to the Company; (ii) establishment of the research and development Joint Venture; (iii) creation of international manufacturing and distribution agreements; and (iv) initiation of a long-term strategic relationship. Through Clal's subsidiaries, the Company will have access to a manufacturer of chemicals used in the formulation of pharmaceutical products and to technologies in sustained release drug delivery. The Joint Venture is owned 49% by the Company and 51% by Clal, and has been formed in Israel with an initial investment by the Company and Clal of $1,960,000 and $2,040,000, respectively. The Company has committed to invest an additional $5,390,000 over the next two years. Over 35 compounds have been identified for development by the Joint Venture. As part of the equity investment in PRI, Mony Ben-Dor of Clal Industries Ltd. was elected to PRI's Board of Directors in May 1995. Mr. Ben-Dor is the Vice President of Business Development for Clal Industries Ltd.

     The Company has a distribution agreement with Sano Corporation ("Sano") which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. According to Sano, transdermal delivery offers significant benefits over oral delivery, including improved efficacy, increased patient compliance, reduced side effects, reduced interaction with other drugs in use by a patient and a more consistent and appropriate drug level in the bloodstream, all of which generally result in lower overall patient care costs. Sano is developing two generic nitroglycerin patches, one generic nicotine patch and one generic clonidine patch which are covered by the agreement. For each product the Company elects to distribute, Par must pay Sano a portion of the development expenses. To date, Sano has submitted one ANDA to the FDA and anticipates submitting additional ANDAs in the future. The Company will purchase manufactured products from Sano at cost and share in the gross profits from the sale.

     As part of the Sano agreement the Company invested $3,500,000 in Sano's preferred stock during 1994 and 1995. In November 1995, Sano sold common stock in an initial public offering and the Company's 616,666 shares of Sano's preferred stock converted to 513,888 shares of common stock. The Company's equity holding in Sano now approximates 6%.

     If the Joint Venture and Sano are successful in developing products for the market both the Clal alliance and the Sano agreement should assist the Company to implement its strategy of differentiating itself in the marketplace by providing generic drug products with multiple delivery systems.

     In March 1995, the FDA completed a reinspection of the Company's main facility and confirmed that the Company is in substantial compliance with current Good Manufacturing Practices ("GMP"). The reinspection confirmed effective correction of all violations noted in a warning letter issued to the Company in May 1994 (see "--Government Regulation").

     In February, March and April of 1995, the Company collected $2,029,000 in settlement of claims against certain former management members for recovery of, among other things, salaries and money paid for indemnification.

     In the early part of 1995 the Company completed its strategy to revamp its marketing and sales organizations by replacing all of its outside sales representatives with its own internal sales force (see "--Marketing and Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales"). As generic drug sales to drug distributors decrease and sales to wholesalers and drug store chains increase, the Company determined that the most effective way to sell and market its products was with its own sales force.

     In December 1995, the Company purchased a 10% interest in Fine-Tech Ltd., a manufacturer of fine chemicals and compounds in Israel. In addition the Company obtained the exclusive right to purchase products of Fine-Tech Ltd. The amount invested was $1,000,000.

     In December 1995, the Company entered into a three-year $16,000,000 unsecured revolving credit agreement, and two three-year term loans totalling $4,000,000 replacing an existing revolving credit facility, certain outstanding term loans, and outstanding industrial revenue bonds. The two three-year term loans are secured by $4,000,000 of machinery and equipment.

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

     Par markets approximately 80 products, representing various dosage strengths of 28 drugs manufactured by the Company and approximately 20 products, representing various dosage strengths of 10 drugs, that are manufactured for it by other companies (see "--Research and Development", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales", "--Gross Margins" and "Notes to Financial Statements-- Distribution Agreements"). Par holds ANDAs for the drugs it manufactures. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

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

          Cardiovascular:
          Atenolol                                   Tenormin
          Clonidine and Chlorthalidone               Combipres
          Hydralazine Hydrochloride                  Apresoline
          Hydra-Zide                                 Apresazide
          Isosorbide Dinitrate                       Isordil
          Methyldopa and Hydrochlorothiazide         Aldoril
          Metoprolol Tartrate                        Lopressor

     NAME (CONTINUED)                   COMPETITIVE BRAND-NAME DRUG (CONTINUED)
     ----------------                   ---------------------------------------
     Cardiovascular (Continued):
     Minoxidil                                   Loniten
     Pindolol                                    Visken
     Triamterene and Hydrochlorothiazide         Maxzide

     Anti-Inflammatory:
     Ibuprofen                                   Advil, Nuprin, Motrin
     Indomethacin                                Indocin
     Piroxicam                                   Feldene

     Anti-Infective:
     Metronidazole                               Flagyl
     Nystatin                                    Mycostatin

     Anti-Cancer:
     Megestrol Acetate                           Megace

     Other:
     Albuterol Sulfate Syrup                     Proventil/Ventolin
     Allopurinol                                 Zyloprim
     Cimetidine                                  Tagamet
     Dexamethasone                               Decadron
     Glipizide                                   Glucotrol
     Metaproterenol Sulfate                      Alupent
     Propantheline Bromide                       Pro-Banthine
     Silver Sulfadiazine                         Silvadene

     In September 1994, Mova Pharmaceutical Corporation ("Mova") and the Company entered into five-year non-exclusive distribution agreements for two products. Under the agreements, the Company has commenced marketing Albuterol Sulfate Syrup in September 1994, and Cimetidine in October 1995, subsequent to their FDA approval. The Company will pay to Mova a base price for each product plus a percentage of net profits, as defined in the distribution agreements.

     In May 1993, the Company was appointed by The Generics Group B.V. (the "Group"), an international pharmaceutical business, as the exclusive United States distributor of up to five generic pharmaceuticals to be manufactured by the Group's affiliates pending approval by the FDA (the "May 1993 Agreement"). ANDA approvals for Alprazolam, Triazolam, and Atenolol were received in fiscal year 1994 and the Company began distributing them. Two additional drugs, which will be made available to the Company for distribution, have yet to be designated by the Group. The May 1993 Agreement also contains provisions for development by the Group of additional generic pharmaceuticals for distribution by the Company.

     In October 1992, the Company entered into an agreement (the "October 1992 Agreement") with Genpharm Inc. ("Genpharm"), a Canadian manufacturer of generic pharmaceuticals (which is an affiliate of the Group) under which Par became the exclusive United States distributor of two of Genpharm's pharmaceutical products. The agreement has an initial term of ten years (subject to earlier termination by either party as provided therein), and thereafter automatically renews from year to year unless either party gives notice of non-renewal. The cost to the Company of such products is based upon a percentage of gross profits as defined in the October 1992 Agreement. In connection with the October 1992 Agreement, the Company issued a warrant to Genpharm to purchase 150,000 shares of Common Stock for $6 per share, and under the May 1993 agreement, the Company is obligated to issue a warrant to purchase up to 150,000 shares of Common Stock for $10 per share (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses-- Research and Development" and "Notes to Financial Statements--Distribution Agreements").

RESEARCH AND DEVELOPMENT

     The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing state-of-the-art technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $100,000 to $500,000 per study. During the 1995 fiscal year, the Company contracted with outside laboratories to conduct biostudies for three potential new products and will continue to do so in the future. The Company may also contract with outside laboratories to conduct clinical studies. Clinical studies test the safety and/or efficacy of a drug and may cost $1,000,000 or more per study. To date, the Company has not contracted to conduct any clinical studies. Biostudies and clinical studies must be conducted and documented in conformity with FDA standards (see "--Government Regulation").

     The research and development of oral solid products, including preformulation research, process and formulation development, required studies, and FDA approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future.

     The Company entered into a distribution agreement with Sano which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal drug products. Under the terms of the agreement, the Company advanced to date $2,429,000 to Sano for the development of four products. Sano has submitted an ANDA to the FDA for one of its nicotine patches and is preparing another ANDA for one of its nitroglycerin patches. Sano has advised that the nicotine patch is expected to be available for sale in 1996. After an initial public offering of Sano's common stock, Sano repaid $1,500,000 of the advances in November 1995 which was treated as a credit to research and development expenses in fiscal 1996 (see "--General--Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses--Research and Development" and "Notes to Financial Statements--Distribution Agreements").

     For its 1995, 1994, and 1993 fiscal years, the research and development expenses of the Company's continuing operations were approximately $5,487,000, $3,874,000 and $1,959,000, respectively, reflecting an increase in research and development activities which began in fiscal year 1993. The Company plans that its expenditures will continue to increase (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Expenses--Research and Development").

     In May 1995, the Company formed the Joint Venture with Clal. The Joint Venture has identified approximately 35 products for research, which the Company expects will expand its product line in the future. The Joint Venture is in process of building a staff and has begun the preliminary stages of research on several of the identified products.

     MARKETING AND CUSTOMERS

     The Company markets its products to drug distributors, wholesalers, and retail drug chains principally through its own sales staff. In 1995, the Company completed its plans to eliminate its dependence upon outside sales representatives and add additional internal sales personnel. These changes were part of the strategy of the Company to emphasize sales of Par products to wholesalers and drugstore chains versus distributors. (see "--General--Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales").

     The Company markets its products under both Par and private labels principally to distributors, wholesalers, retail drug store chains and, to a lesser extent, drug manufacturers, repackagers, and government agencies. The Company plans to increase its sales and marketing efforts to increase sales to customers in the managed health care market through ParCare (see-"General-Recent Developments"). These customers include, health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

     The Company has approximately 200 customers. During fiscal year 1995, sales to the Company's two largest customers, Rugby Laboratories, Inc., a subsidiary of Marion Merrill Dow, Inc., and Goldline Laboratories, Inc., a subsidiary of Ivax Corporation, amounted to 9% and 8%, respectively, of net sales. The Company's sales to other customers have increased during the last two years, resulting in a steady decline in the percentages of these two customers (see "Notes to Financial Statements--Accounts Receivable--Major Customers"). Neither of such customers has written agreements with the Company.

ORDER BACKLOG

     The dollar amount of open orders, as of September 30, 1995, believed by management to be firm, was approximately $8,100,000 and compares to approximately $9,900,000 at October 1, 1994 . Although these orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future. The Company has orders for shipments for its customers which are consistent with the seasonal purchasing patterns of its customers.

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

     Until recently, the Company was the sole generic manufacturer of a product, which along with two other products, historically accounted for a significant percentage of net sales and gross margin. Two other generic pharmaceutical manufacturers received FDA approval for the product during the second half of calendar 1995. Due to the increased competition for this one product, the Company anticipates a decline in sales for this product, but is not able to determine, at this time, the overall financial impact on the sales, gross margins or net income of the Company. Any significant decline in the sales of this one product will adversely affect net income of the Company, unless offset by increases in sales of other products manufactured and/or distributed by the Company.

     Many major branded pharmaceutical companies have directly launched, or have formed alliances to market, their patented drugs prior to patent expiration as generic drugs. This competitive effort has had a negative impact on the ability to sell certain generic drugs to its customers and to generate customary revenues from the launch of its new products, as the channel of distribution is either closed or severely limited or the Company is forced to meet lower market pricing.

     The principal competitive factors in the generic pharmaceutical market are
(i) the ability to introduce generic versions of brand name drugs promptly after their patents expire, (ii) price, (iii) reputation as a manufacturer with integrity and quality products, (iv) level of service (including maintenance of sufficient inventories for timely deliveries), (v) product appearance, and (vi) breadth of product line. The Company has expended more effort and resources, including financial, in the areas of marketing and research and development to better its competitive position in the industry.

RAW MATERIALS

     The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which could in turn have an adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible two or more suppliers for its drug approvals.

EMPLOYEES

     As of September 30, 1995, the Company had approximately 440 employees.


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

     FDA approval is required before any new drug, including a generic equivalent of a previously approved drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA's GMP regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. GMP regulations must be followed at all times during the manufacture and other processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

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

     During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the "URAA") went into effect to implement the latest General Agreement on Tariffs and Trade (the "GATT") to which the United States became a treaty signatory in 1994. Under GATT, the term of patents was established as 20 years from the date of patent application. In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant. The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer. The effect generally was to add patent life to already issued patents, thus delaying FDA approvals of applications for generic products.

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

     In October 1993, the Company was informed by the FDA that it had completed the Assessment Program for Par and that the FDA would review applications submitted by Par for the approval of generic drugs (see --"Notes to Financial Statements -Settlements - Fiscal Year 1993"). The Assessment Program was initiated as a result of investigations by the Federal government in 1989 resulting in guilty pleas by Par and by certain former executives of Par to charges of providing an unlawful gratuity to a public official. The FDA stopped reviewing ANDAs submitted by Par pending the completion of the Assessment Program with respect to Par's approved ANDAs. The Assessment Program was directed, among other things, towards (i) reviewing the conclusions reached by Par's independent regulatory consultant in its audits of Par's product development activities and recordkeeping systems and (ii) assessing any other available, relevant information that might bear on Par's ANDAs. As a result of the completion of the Assessment Program, Par became eligible to again bid on government contracts without previous limitations and receive ANDA approvals.

     The Company received a warning letter in May 1994 from the FDA setting forth certain alleged deviations from current GMP regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act. In March of 1995, the FDA completed a reinspection of the Company's main facility and confirmed that the Company is in substantial compliance with current GMP. The reinspection confirmed effective correction of all violations noted in the warning letter.

ITEM 2.  PROPERTIES.

     The Company's executive offices and a substantial portion of its research and production facilities are housed in a 92,000 square foot facility built to Par's specifications and occupied since fiscal 1986. This building also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion. The purchase of the land, facility and equipment was financed, in part, by Industrial Development Bonds issued by the County of Rockland Industrial Development Agency in October 1984. The real estate and certain equipment serve as collateral for the Bonds (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

     The Company purchased, in fiscal year 1994, a 36,000 square foot building on two acres of land in Chestnut Ridge, New York, across the street from its executive offices for office space. The purchase of the land and building was financed by a mortgage loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

     Par owns a third facility consisting of six acres of land and a 33,000 square foot building located in Congers, New York, which is used for tablet coating operations and product manufacturing. The purchase of the facility and related renovations and equipment were financed in full by term loans. The real estate and equipment serve as collateral for the loans (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

     Under a lease expiring December 1997, with three five year extension options, Par occupies approximately 77,000 square feet for office, warehouse, and research and development space in Chestnut Ridge, New York. (see "Notes to Financial Statements - Commitments - Leases")

     Par leases an 11,000 square foot facility in Upper Saddle River, New Jersey, for certain of its manufacturing operations. The lease covering this facility expires November 1998, and has three two-year renewal options. (see "Notes to Financial Statements--Commitments--Leases").

     The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in certain litigation matters, including certain product liability actions, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material effect on its financial condition, results of operations or liquidity.

     In fiscal year 1995, the Company settled a proceeding against former management members seeking recovery of, among other things, salaries and money paid for indemnification. The Company collected approximately $2,029,000 in connection with these proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Meeting of Shareholders of the Company was held on September 21, 1995 (the "Meeting"). The following matters were voted on and approved by the holders of shares of the Company's Common Stock:

     1. The first proposal presented to the shareholders was to elect two members of the Company's Board of Directors, which consists of seven members, to serve for a three-year term and until their successors are duly elected and qualified. There were 14,971,675 and 14,975,556 shares of Common Stock cast in favor of electing Andrew Maguire and Melvin Van Woert, respectively, which represented a majority of the shares of the Company's Common Stock cast for such proposal, and 409,512 and 405,631 shares abstained, respectively. There were no broker non-votes or votes cast against.

     2. The second proposal presented to the shareholders was to approve the grant and issuance to Clal Pharmaceutical Industries, Ltd. of a warrant to purchase shares of the Company's Common Stock. There were 7,916,681 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock cast for such proposal, 849,014 shares of Common Stock voted against such proposal, and 106,007 shares abstained. In addition, there were 6,509,485 broker non-votes.

     3. The third proposal presented to the shareholders was to approve an amendment to the Company's 1990 Stock Incentive Plan to increase the number of shares of the Company's Common Stock for which options may be granted thereunder. There were 13,039,095 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock cast for such proposal, 2,159,913 shares of Common Stock voted against such proposal, and 182,179 shares abstained.

     4. The fourth proposal presented to the shareholders was to approve and adopt the Company's 1995 Directors' Stock Option Plan. There were 13,511,812 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock cast for such proposal, 1,598,746 shares of Common Stock voted against such proposal, and 270,629 shares abstained.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the ticker symbol PRX. The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                                           FISCAL YEAR ENDED IN
                                      -----------------------------
               QUARTER ENDED               1995           1994
               -------------          -------------  --------------
                                       HIGH    LOW    HIGH     LOW
                                      ------  -----  ------  ------
               December 31            $11.50  $7.50  $19.63  $12.88

               March 31                11.13   7.75   16.50    8.38

               June 30                 12.88   9.88    9.75    7.38

               September 30            11.38   8.38   10.38    6.38

(b) Holders. As of December 20, 1995, there were approximately 4,500 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name."

(c) Dividends. During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition (see "Notes to Financial Statements--Long Term Debt").

(d) Recent Stock Price. On December 20, 1995, the closing price of the Common Stock on the NYSE was $7.38 per share.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                          FISCAL YEAR ENDED IN
                                                           --------------------------------------------------
                                                             1995     1994       1993      1992        1991
                                                           -------   -------   --------   -------    --------
INCOME STATEMENT DATA                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                  $66,503   $69,169   $ 74,535   $52,493    $ 34,226
Cost of goods sold                                          45,514    45,774     48,387    32,448      26,062
                                                           -------   -------   --------   -------    --------
   Gross margin                                             20,989    23,395     26,148    20,045       8,164

Operating expenses:
   Research and development                                  5,487     3,874      1,959     1,299       2,282
   Selling, general and administrative                      16,192    13,463     12,673    11,486      12,554
                                                           -------   -------   --------   -------    --------
       Total operating expenses                             21,679    17,337     14,632    12,785      14,836
                                                           -------   -------   --------   -------    --------
       Operating income (loss)                                (690)    6,058     11,516     7,260      (6,672)
   Settlements                                               2,029        -     (10,500)     (230)    (12,465)
   Other income                                                608       425        347       142         649
   Interest expense                                           (499)     (465)      (602)     (923)     (1,175)
                                                           -------   -------   --------   -------    --------
Income (loss) from continuing operations
   before provision (credit) for income taxes                1,448     6,018        761     6,249     (19,663)
Provision (credit) for income taxes                            836     1,785        650     2,150      (1,736)
                                                           -------   -------   --------   -------    --------
Income (loss) from continuing operations                       612     4,233        111     4,099     (17,927)
Income (loss) from discontinued operations                      -        466         -      1,696     (24,158)
                                                           -------   -------   --------   -------    --------
Income (loss) before extraordinary item                        612     4,699        111     5,795     (42,085)
Extraordinary item--tax benefit of
   utilization of net operating loss carryforward               -         -         300     2,150          -
                                                           -------   -------   --------   -------    --------
Income (loss) before change in accounting
   principle                                                   612     4,699        411     7,945     (42,085)
Cumulative effect of change in accounting
   principle                                                    -     14,128         -         -           -
                                                           -------   -------   --------   -------    --------
Net income (loss)                                          $   612   $18,827   $    411   $ 7,945    $(42,085)
                                                           =======   =======   ========   =======    ========
Income (loss) per share of common stock:
   Continuing operations                                      $.04      $.26       $.01      $.28      $(1.54)
   Discontinued operations                                      -        .03         -        .11       (2.07)
   Extraordinary item                                           -         -         .02       .15          -
   Change in accounting principle                               -        .85         -         -           -
                                                           -------   -------   --------   -------    --------
   Net income                                                 $.04     $1.14       $.03      $.54      $(3.61)
                                                           =======   =======   ========   =======    ========
Weighted average number of common and
   common equivalent shares outstanding                     17,143    16,495     15,814    14,826      11,644
                                                           =======   =======   ========   =======    ========
BALANCE SHEET DATA
Working capital                                            $34,907   $19,996   $ 13,141   $ 8,061    $  2,908
Property, plant and equipment (net)                         24,371    23,004     20,037    19,579      21,219
Total assets                                                90,917    69,202     57,239    45,089      46,651
Long-term debt, less current portion                         4,259     5,490      5,820     7,528      15,253
Shareholders' equity                                        71,954    49,276     24,081    21,087      12,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     The operating loss for the year ended September 30, 1995 of $690,000, which compares to operating income of $6,058,000 in fiscal year 1994, is principally due to a sales and gross margin decline, coupled with increased research and development, and selling, general and administrative expenses as described below. The Company expects a continued decline in sales of its currently distributed products and a decline in one of its significant manufactured products which, if not offset by increased sales of other currently manufactured products or sales of new distributed or manufactured products, would result in continued declines in net sales, gross margins and, accordingly, profitability (see "--Business-Competition").

SALES

     Net sales for the year ended September 30, 1995 decreased by $2,666,000, or 4%, to $66,503,000 from the prior fiscal year. Sales of manufactured products increased $2,826,000, or 5%, due to a higher volume of products sold and generally higher pricing. A decrease in distributed product sales of $5,492,000, or 55%, is primarily due to decreased demand and lower pricing as a result of intense competition from both generic and brand name pharmaceutical companies, which was only partially offset by price increases on certain products and increased volume of one product.

     To achieve a long term strategy of increasing sales, the Company continues to improve its manufacturing efficiencies, has added distribution arrangements to broaden its product line, and has completed in 1995 the restructuring of its marketing and sales efforts, including the creation of a managed care subsidiary. In addition, the Company has entered into a strategic alliance with Clal, providing for the creation of international manufacturing and distribution agreements and the formation of the Joint Venture in Israel to research and develop generic pharmaceuticals.

     Sales for the fourth quarter of fiscal 1995 were $17,490,000, a decrease of $302,000, or 2%, from the $17,792,000 for the fourth fiscal quarter of 1994. The decrease was primarily due to a decline in distributed product sales as a result of a decrease in demand and lower pricing caused by existing competitors cutting prices and additional competitors.

     Sales for the year ended October 1, 1994 of $69,169,000 decreased $5,366,000, or 7%, from the year ended October 2, 1993, primarily as a result of price competition on new products distributed by the Company. Sales of manufactured products increased $1,878,000 primarily due to price increases for several products and decreased competition for one product. Distributed product sales decreased $7,244,000 principally due to lower pricing related to market competition.

     Levels of sales are principally dependent upon, among other things, (i) approval of ANDAs and introduction of new manufactured products, (ii) continued introduction of new distributed products, (iii) increased market penetration for the existing product line, (iv) reintroduction of previously manufactured products, and (v) the level of customer service.

GROSS MARGINS

     The Company's gross margin for the year ended September 30, 1995 was $20,989,000 (32% of net sales) compared to $23,395,000 (34% of net sales) for the prior fiscal year. The gross margin for manufactured products decreased $1,157,000, with a 4% decline in margin percentage to 33%, principally due to increased inventory write-offs as discussed below and a shift in product mix reflecting a reduction in sales of higher margin products with an increase in sales of lower margin products. Distributed product gross margins decreased by $1,249,000 from the prior period primarily due to lower pricing and a decline in sales due to the factors discussed above.

     The gross margin for the quarter ended September 30, 1995 decreased $1,420,000 to $4,809,000 (27% of net sales) from the $6,229,000 (35% of net sales) recorded in the fourth quarter of the prior fiscal year. The gross margin for manufactured products decreased $1,031,000 with a decline in margin percentage from 37% to 31% principally due to a continuing shift in product mix reflecting a reduction in sales of higher margin products with an increase in sales of lower margin products. In addition, an unfavorable absorption variance and higher inventory write-offs contributed to the decline in margin. Distributed product gross margins for the same period decreased $389,000 due primarily to a decline in sales as discussed above.

     Both gross margins and sales in fiscal 1995 and 1994 have been negatively impacted recently by the trend of major branded pharmaceutical companies of directly introducing their patented drugs as generics prior to patent expiration. This added competition has had a negative impact on the Company's sales and margins as distribution channels are either closed or severely limited and the Company lowers its prices in response to these additional competitive pressures.

     Inventory write-offs amounted to $2,203,000 and $1,333,000 for the years ended September 30, 1995 and October 1, 1994, respectively, and $632,000 and $500,000 for the fourth quarters of fiscal years 1995 and 1994, respectively. The increased inventory write-offs are related to the disposal of (i) products due to short shelf life; (ii) inventory not meeting the Company's standards; and
(iii) aged raw and packaging materials. While inventory write-offs occur in the normal course of business, the Company believes the level incurred in 1995 is unusually high and anticipates a reduced level in the future.

     During fiscal year 1995, three of the Company's products accounted for approximately 57% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. Until the FDA gave approval in the second half of calendar 1995 to two other generic pharmaceutical manufacturers for one of such products, the Company was the sole generic manufacturer of such product. While the Company cannot quantify the effect relating to the increased competition for this product, it does anticipate that sales and gross margin of such product will decline in future years (see "-- Business-Competition").

     Gross margin of 34% of net sales in fiscal year 1994 decreased $2,753,000 from $26,148,000 (35% of net sales) in 1993 primarily as a result of the loss of a major customer for one product which resulted in an unfavorable overhead absorption at one of the Company's facilities and lower pricing due to competition for its distributed products. The gross margin percentages derived from distribution activities were only 17% of net sales versus 22% of net sales in fiscal year 1993.

OPERATING EXPENSES

  Research and Development

     Research and development costs for the year and three months ended September 30, 1995 were $5,487,000 (8% of net sales) and $2,102,000 (12% of net sales), respectively, versus $3,874,000 (6% of net sales) and $1,154,000 (6% of net sales) for the year and three months ended October 1, 1994, respectively. The increase in both periods relates to expenditures incurred under various programs for the internal development and co-development of new products and reflects the continued commitment of management to invest in research and development efforts.

     To further expand its product line, the Company continues to pursue alternatives to internal research and development, including joint ventures, licensing agreements and distribution agreements. In May 1995, the Company formed an alliance with Clal to develop, manufacture and distribute generic pharmaceuticals worldwide (see "Notes to Financial Statements--Investment in Joint Venture", "Shareholders' Equity" and "--Financial Condition--Liquidity and Capital Resources"). A research and development Joint Venture, owned 49% by the Company and 51% by Clal, has been formed in Israel with an initial combined investment of $4,000,000. It is anticipated that up to an additional $11,000,000 will be invested by the Company and Clal in the Joint Venture over the next two years. The Joint Venture has identified approximately 35 products for research, which are anticipated to expand its product line in the future.

     In addition to the Clal alliance, the Company has a distribution agreement with Sano to distribute generic transdermal products (see "Notes to Financial Statements--Investment in Non-marketable Securities" and "--Financial Condition --Liquidity and Capital Resources"), as part of its strategic plan to broaden its product line and advance into international markets. Sano has submitted one ANDA to the FDA and anticipates submitting additional ANDAs by calendar year end 1996. In 1994 and 1995, the Company provided $1,000,000 and $1,429,000, respectively, to Sano for the research and development of transdermal generic products which was expensed during their respective periods. The Company has the right of first refusal for marketing and distribution rights for the United States, Canada, and several other international markets with respect to any generic transdermal products developed by Sano. In November 1995, Sano repaid $1,500,000 of the $2,429,000 of advances used for development of generic transdermal products. The payment was treated as a credit to research and development expenses in fiscal 1996.

     For the year ended October 1, 1994, research and development costs increased $1,915,000 to $3,874,000 from the prior fiscal year as management continued efforts to expand its product line.

  Selling, General and Administrative

     Selling, general and administrative costs were $16,192,000 (24% of net sales) for the year ended September 30, 1995 versus $13,463,000 (19% of net sales) for the corresponding period in the prior fiscal year. The increase in the period is primarily attributable to certain nonrecurring charges, including legal and accounting expenses related to merger and acquisition or other strategic alliance negotiations, expenses incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices, and costs associated with the termination of the independent sales representatives used by the Company to sell its products. In addition, the Company has incurred higher personnel and other costs related to the hiring of its own regional sales force, the creation of a managed care subsidiary, and the implementation of new information systems.

     Selling, general and administrative costs were $4,248,000 (24% of net sales) for the three month period ended September 30, 1995 compared to $3,677,000 (21% of net sales) for the corresponding period in the prior fiscal year. Increased selling, general and administrative costs are principally attributable to continued additions of management, personnel and information systems as described above.

     Selling, and general and administrative costs for the fiscal year ended October 1, 1994 increased 6% to $13,463,000 (19% of net sales) from $12,763,000
(17% of net sales) for the year ended October 2, 1993 principally due to higher consulting and information systems costs.

SETTLEMENTS

     The Company settled claims against certain former management members of the Company for recovery of, among other things, salaries and money paid for indemnification. The total amount of the settlement was $2,029,000, which was collected between February and April of 1995.

     The Company settled three lawsuits against it by 3M, United States Trading Corporation, and Mylan Laboratories, Inc. for an aggregate of $10,500,000 which was reflected in the fiscal 1993 financial statements (see "Business--General-- Recent Developments", "Legal Proceedings" and "Notes to Financial Statements-- Settlements--Fiscal Year 1993"). With the settlement of these actions, the Company resolved all of the significant litigation against it. While the Company has settled such lawsuits and other regulatory proceedings, there can be no assurance that other lawsuits or proceedings will not be instituted against it in respect of the actions of the prior management of Par. Such lawsuits or proceedings, if any, could have an adverse effect on the Company's financial condition, results of operations or liquidity.

INCOME TAXES

     At September 30, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $40,000,000 (see "Notes to Financial Statements-- Income Taxes"). In fiscal year 1994, the Company adopted Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("FAS 109"), resulting in income of $14,128,000 which is reflected as the cumulative effect of a change in accounting principle in the financial statements. Significant portions of the income recognized consist of net operating loss carryforwards and have been included to the extent that the realization of such benefits is more likely than not.

     The Internal Revenue Service ("IRS") has determined that certain credits taken by the Company in prior years for research activities are not permitted. A reserve of approximately $1,000,000 was provided upon implementation of FAS 109 in fiscal 1994. The Company paid to the IRS approximately $1,000,000 during fiscal 1995 for the disallowed credits and such payments were charged against the reserve which was previously provided.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of $34,907,000 represents an increase of $14,911,000 from the last fiscal year end principally due to the receipt of cash from the sale of Common Stock to Clal (see "Notes to Financial Statements--Shareholders' Equity" and "Results of Operations--Operating Expenses--Research and Development").
The working capital ratio of 3.5x improved from 2.5x at the prior fiscal year end.

     The alliance formed with Clal (see "Notes to Financial Statements-- Investment in Joint Venture", "Shareholders' Equity" and "--Results of Operations--Operating Expenses--Research and Development") includes the sale of 2,027,272 shares of Common Stock by the Company to Clal for $20,000,000 ($9.87 per share). Clal also received two three-year warrants to purchase up to 2,005,107, shares of Common Stock at prices between $11 and $12 per share. The shares and the two warrants allow Clal to own 19.9% of Common Stock. As part of the alliance, the Company has invested $1,960,000 in the Joint Venture formed for research and development activities. The Company is committed to invest an additional $5,390,000 in the Joint Venture during the next two years.

     In 1995, the Company invested $2,500,000 in Sano's convertible preferred stock which was later converted to common stock as a result of Sano's initial public offering (see "Notes to Financial Statements--Investment in Non-marketable Securities" and "--Operating Expenses-Research and Development"). In addition, the Company provided $1,429,000 to Sano for the research and development of generic transdermal products in fiscal 1995. The Company plans on incurring significant research and development expenditures in subsequent periods for the development of Sano's transdermal generic pharmaceutical products. The Company estimates that it could spend up to $2,000,000, subject to certain contingent events, in further research and development expenses with Sano over the next twelve months.

     If the Company incurs additional funding obligations as described above and/or enters into new, distribution and product development agreements, the Company expects to fund such obligations with its working capital, including cash provided by operations, and if necessary by borrowings against its line of credit (see"--Financing"). The Company also intends to fund future possible acquisitions to expand its product line out of working capital, current borrowing capacity, or additional sources of funding.

     The operations of Quad Pharmaceuticals, Inc. ("Quad"), a wholly owned subsidiary of Par were discontinued in 1991 and it conducts no business (see"-- Notes to Financial Statements--Discontinued Operations"). The Company does not expect there to be any Quad activities requiring cash outlays in the future. Quad has liabilities totalling approximately $2,830,000, which are reflected on the Company's September 30, 1995 consolidated balance sheet and has virtually no assets with which to satisfy such liabilities. These liabilities, although reflected on the Company's consolidated balance sheets, are not expected to have any material impact upon the Company's cash flow or liquidity because they are direct obligations of Quad and the Company believes that neither it nor any of its subsidiaries (other than Quad) have any obligation to satisfy the liabilities.

FINANCING

     At September 30, 1995, the Company's total outstanding long-term debt was $5,729,000, due to two banks, to be repaid in monthly installments through 2004. The long term debt consists principally of outstanding term loans of $3,936,000 and industrial revenue bonds of $1,437,000 which are secured by certain assets of the Company.

     In December 1995, the Company entered into a three-year, $16,000,000 unsecured revolving credit agreement and two three-year term loans totalling $4,000,000 replacing an existing revolving credit facility and certain outstanding term loans and outstanding industrial revenue bonds totalling $4,000,000. The two term loans are secured by $4,000,000 of machinery and equipment. The interest rates charged on the revolving credit and one term loan are based on either Libor, the bank's cost of funds or the prime rate, all at the Company's option. Any borrowings at Libor or cost of funds will incur additional interest at spreads ranging from 3/4% to 1 1/4% based on certain Company financial ratios. The interest rate on the second term loan is based on Libor plus 1 3/4% (see"--Notes to Financial Statements--Long-Term Debt).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements after Signature Page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In September 1995, the Company changed accountants, from Richard A. Eisner and Co., LLP. to Arthur Andersen LLP. The Company filed a Report on Form 8-K in connection with such change with the Securities and Exchange Commission on September 8, 1995 - which Form 8-K subsequently was amended on October 4, 1995 and on October 12, 1995, all of which are hereby incorporated herein by reference.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The Company's Certificate of Incorporation provides that the Board shall be divided into three classes, with the term of office of one class expiring each year. The Class I, Class II and Class III directors of the Company have terms which expire in 1997, 1998 and 1996, respectively. The following table sets forth certain information with respect to each of Class I, II and III directors and the year each was first elected as a director:

                                                                                                        YEAR
                                                                                                      OF FIRST
                             NAME                                             AGE (AS OF 12/95)       ELECTION
                             ----                                             -----------------       --------
CLASS I

Mark Auerbach (1)(5)................................................                 57                 1990

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


H. Spencer Matthews (5).............................................                 74                 1990

     Since 1986, President and Chief Executive Officer of
     Dispense-All South Coast, Inc., and Dispense-All of Central
     Florida, Inc., two companies which are wholesalers of juice concentrates. Rear Admiral, United States Navy (Retired).


Mony Ben-Dor(1)(2)(3)(4)(5).........................................                 49                 1995

     Since August 1993, Vice President, New Business
     Development of Clal Industries, Ltd., a holding company based in Israel which owns all of the stock of Clal, and since
     December 1995, a director of Clal.  From 1988 to August 1993,
     Mr. Ben-Dor was an executive with Eisenberg Group of Companies, a holding company based in Israel.

CLASS II

Andrew Maguire, Ph.D.(1)(2)(3)(4)...................................                 56                 1990

     Since January 1990, President and Chief Executive Officer of
     Appropriate Technology International, a not-for profit development assistance corporation and, since January 1989, a Senior Vice President of Washington Financial Group, an investment banking firm. From June 1987 to January 1989,
     Executive Vice President of North American Securities
     Administrators Association.

Melvin H. Van Woert, M.D.(1)(2)(3)(4)...............................                 66                 1990

     Since 1974, Physician and Professor of Neurology and
     Pharmacology and Doctoral Faculty,  Mount Sinai Medical
     Center, New York.

CLASS III

Kenneth I. Sawyer(2)(3)(4)..........................................                 50                 1989

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

Robin O. Motz, M.D., Ph.D. (2)(4)(5)................................                 56                 1992

     Since July 1978, Assistant Professor of Clinical Medicine,
     Columbia University College of Physicians and Surgeons.
     Physician engaged in a private practice of internal medicine.

----------------
(1)  A member of the Audit Committee of the Board of the Company.
(2)  A member of the Nominating Committee of the Board of the Company.
(3) A member of the Strategic Planning Committee of the Board of the Company.
(4)  A member of the Executive Committee of the Board of the Company.
(5) A member of the Compensation and Stock Option Committee of the Board of the Company.

     In June 1995, Mony Ben-Dor was elected by the Board to fill a vacancy on the Board as a Class I director in accordance with the terms of the Stock Purchase Agreement between the Company and Clal. Under such agreement, Clal has the right to designate one-seventh of the members of the Board as long as Clal owns 8% of the issued and outstanding Common Stock, and a total of two-sevenths of the members of the Board if Clal owns at least 16% of the issued and outstanding Common Stock. The Company has the right to reject a designee of Clal if such person is not reasonably acceptable to the Company. The Company also agreed to elect Clal's designee to the Audit Committee, Compensation and Stock Option Committee and Strategic Planning Committee of the Board. In the event that Clal does not nominate directors to the Board or its committees or if Clal's designees are not elected to the Board or its committees, Clal is permitted, under the Stock Purchase Agreement, to designate representatives who may attend meetings of the Board and its committees. Additionally, if Clal's appointment of a director to the Audit Committee is prohibited by the rules and regulations of the New York Stock Exchange, Inc., The Company will provide Clal materials which are provided to committee members, the appointment of the Company's auditors will be approved by the entire Board, the Company will consult with directors nominated by Clal with respect to Audit Committee actions and the directors nominated by Clal will have the right to consent to certain changes in the Company's accounting principles.

     Clal designated Mr. Ben-Dor, a director of Clal and a vice president of Clal Industries Ltd., as its representative to serve on the Board and all committees thereof. Clal Industries Ltd. owns all of Clal's stock.

EXECUTIVE OFFICERS

     The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board, Robert I. Edinger as Executive Vice President, Chief Financial Officer and Secretary and
Stuart A. Rose, Ph.D., Executive Vice President Operations. The executive officers of Par consist of Mr. Sawyer, Mr. Edinger, and Dr. Rose, as well as Robert M. Fisher, Jr., Executive Vice President, Corporate Development, Sales and Marketing of Par. Mr. Rose resigned as an officer of both the Company and Par effective December 5, 1995.

     The following table sets forth certain information with respect to the executive officers of the Company and Par who are not directors or nominees for election as director:

                                NAME                                                AGE
                                ----                                                ---
Robert I. Edinger...............................................................     55

     Since January 1995, Executive Vice President, Chief Financial Officer and
     Secretary of the Company and Par since June 1993, Vice President, Chief
     Financial Officer and Secretary of the Company and Par. In January 1995,
     Mr. Edinger was also appointed Executive Vice President, Finance of Par.
     From 1990 to June 1993, Mr. Edinger served as Executive Vice President of
     Bonjour Group, Ltd., a licensing company, where he was responsible for negotiating licensing agreements. From 1986 to 1990, President and Chief
     Financial Officer of OCP America, a wholesale distribution company.

Robert M. Fisher, Jr............................................................     47

     Since June 1995, Executive Vice President, Corporate Development, Sales and Marketing of Par, and since October of 1993, Vice President, Corporate
     Development, Sales and Marketing of Par.  From March 1993 to October
     1993, Vice President, Corporate Development of F.H. Faulding USA, a company engaged in the manufacture of pharmaceuticals. From 1992 to 1993, Vice President, Business Development, PUREPAC Pharmaceutical
     Company, a company engaged in the manufacture of generic pharmaceuticals, and from 1989 to 1992, Vice President and General
     Manager of Rondex Laboratories at PUREPAC.

     As a public company, the Company's directors, executive officers and 10% beneficial owners are subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. Under such Act, Statements of Changes in Beneficial Ownership of Securities on Form 4 were required to be filed by Messrs. Sawyer and Matthews, directors and/or officers of the Company, in January 1993 and August 1995, and December 1994, respectively. Transactions by such directors and officers were instead reported delinquently on Form 4 in August and September 1995, and January 1995, respectively. In addition, Mr. Ben-Dor filed Form 3 delinquently in July 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth compensation earned by or paid to during fiscal years 1993 through 1995, the Chief Executive Officer of the Company and the four additional most highly compensated executive officers (over $100,000) serving as executive officers of the Company and/or Par during fiscal 1995 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.


SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                ---------------------------   -------------------------
                                                               RESTRICTED    SECURITIES
NAME AND                                                         STOCK       UNDERLYING       ALL OTHER
PRINCIPAL POSITION              YEAR   SALARY($)   BONUS($)   AWARDS($)(1)   OPTIONS(#)   COMPENSATION($)(2)
------------------              ----   ---------   --------   ------------   ----------   ------------------
Kenneth I. Sawyer               1995    427,153     200,000          -              -           49,806
President, Chief                1994    408,238     100,000          -              -           59,752
Executive Officer               1993    413,215     200,000          -         500,000          70,851
and Chairman

Diana L. Sloane (3)             1995    141,146          -           -              -            2,343
Vice President-                 1994    208,097      22,500          -              -           19,628
Regulatory and                  1993    179,423      40,000          -         130,000          22,906
Scientific Affairs

Robert I. Edinger               1995    190,538          -           -          40,000          19,628
Executive Vice                  1994    180,000      50,000          -              -           11,072
President, Chief                1993     58,846      25,000          -          40,000              76
Financial Officer
and Secretary

Robert M. Fisher, Jr.           1995    188,691          -           -          20,000          15,898
Executive Vice                  1994    122,359      23,500          -          10,000           3,504
President, Corporate
Development, Sales
& Marketing, Par

Stuart A. Rose                  1995    128,077          -           -          75,000             566
Executive Vice
President, Operations

---------------------
(1) The Company believes that at the end of fiscal 1995, the Named Executives did not hold any shares of restricted stock.

(2) For fiscal year 1995, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows: Mr. Sawyer-$37,816; Ms. Sloane-$612; Mr. Edinger-$775; Mr. Fisher-$694; and Dr. Rose-$566. The amount for Mr. Sawyer also includes $37,050, representing the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if 1995 premiums were advanced to the executive without interest until the earliest time the premium, may be refunded by Mr. Sawyer to the Company. Also includes the following amounts contributed by the Company to the Company 401(k) plan: Ms. Sloane-$1,731; Mr. Edinger-$5,971; and Mr. Fisher- $3,106. The Company also contributed $11,940, $12,882 and $12,099 for the benefit of Mr. Sawyer's, Mr. Edinger's and Mr. Fisher's Par Pharmaceutical Retirement Plan.

(3)  Resigned effective March 31, 1995.

     The following table sets forth stock options granted to the Named Executives during fiscal 1995.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                                                                                STOCK PRICE APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                                    OPTION TERM
                                --------------------------------------------------------       ------------------------------
                                                % OF TOTAL
                                  SHARES         OPTIONS
                                UNDERLYING      GRANTED TO
                                  OPTIONS       EMPLOYEES       EXERCISE      EXPIRATION
NAME                            GRANTED (#)   IN FISCAL YEAR    PRICE ($)       DATE           0%($)     5%($)        10%($)
----                            -----------   --------------   ----------     ----------       ----     ------       ------
Robert I. Edinger (1)             40,000          15.12%         $8.625        10/13/99         $0     $440,317    $  555,626
Robert M. Fisher, Jr. (2)         20,000           7.56%         $8.625        10/13/99         $0     $220,159    $  277,813
Stuart A. Rose (3)                75,000          28.36%         $9.000        01/16/00         $0     $861,490    $1,087,094

(1) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on October 13, 1994 of which 20,000 became exercisable on October 13, 1995 and 20,000 will become exercisable on October 13, 1996.

(2) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on October 13, 1994 of which 10,000 became exercisable on October 13, 1995 and 10,000 will become exercisable on October 13, 1996.

(3)  Represents options granted pursuant to the Company's 1990 Incentive
     Option Plan on January 16, 1995 of which 25,000 became exercisable on July 16, 1995, 25,000 will become exercisable on January 16, 1996, and 25,000 will become exercisable on January 16, 1997.

     The following table sets forth the stock options exercised by the Named Executives during fiscal 1995 and the value, as of September 30, 1995, of unexercised stock options held by the Named Executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                           Number of Securities              Value of Unexercised
                                                          Underlying Unexercised             In-the-Money Options
                                                           Options at FY-End (#)                 at FY-End ($)
                                                        --------------------------      ----------------------------
                                 Shares
                              Acquired on     Value
Name                          Exercise (#)  Realized($) Exercisable   Unexercisable     Exercisable    Unexercisable
----                          -----------   ----------  -----------   -------------     -----------    -------------
Kenneth I. Sawyer               0               0        1,000,000           0           2,970,000                 0
Diana L. Sloane                 60,000       371,874       130,000           0               0                     0
Robert I. Edinger               0               0           60,000         20,000           52,500            17,500
Robert M. Fisher, Jr.           0               0           20,000         10,000           17,500             8,750
Stuart A. Rose                  0               0           25,000         50,000           12,500            25,000

COMPENSATION OF DIRECTORS

     For service on the Board, directors who are not employees of the Company or any of its subsidiaries receive an annual retainer of $12,000, a fee of $1,000 for each meeting of the Board attended, and a fee of $750 for each committee meeting attended, subject to a maximum of $1,750 per day. Chairmen of committees receive an additional annual retainer of $5,000 per committee. New Directors are granted options to purchase shares on the date initially elected to the Board. Directors who are employees of the Company or any of its subsidiaries or are designated by Clal receive no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

     In fiscal 1995, Mark Auerbach received an additional $30,000 in compensation from the Company for providing his expertise in connection with forming strategic alliances with other companies.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

     Company has entered into an Employment Agreement with Mr. Sawyer, which provides for his employment in his current position through October 4, 1996, subject to earlier termination by the Company for Cause (as such term is defined in the agreement). Mr. Sawyer's term of employment will be automatically extended each year for an additional one-year period unless either party provides written notice by July 4th of such year that he or it desires to terminate the agreement. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors of the Company and subsidiary, as well as any committees thereof.

     Mr. Sawyer's agreement provides for certain payments upon termination of his employment as a result of a material breach by the Company of his employment agreement following a Change of Control of the Company. A material breach by the Company of the employment agreement includes, but is not limited to, termination without Cause and a change of his responsibilities. Mr. Sawyer is entitled to receive, if such a termination occurs within two years following the Change of Control of the Company, a lump sum payment equal to the lesser of three times the sum of his annual base salary and most recent bonus or the maximum amount permitted without the imposition of an excise tax on Mr. Sawyer or the loss of a deduction to the Company under the Internal Revenue Code of 1986, as amended (the "Code"), plus reimbursement of certain legal and relocation expenses incurred by Mr. Sawyer as a result of the termination of his employment and maintenance of insurance, medical and other benefits for 24 months or until Mr. Sawyer is covered by another employer for such benefits.

     In addition, Mr. Sawyer's employment agreement provides for the Company to purchase a residence within the vicinity of the Company's principal offices for Mr. Sawyer to occupy for the duration of his term of employment. In this connection, the Company purchased a condominium for the price of $192,500, which Mr. Sawyer has leased from the Company since February 1995.

     Mr. Edinger and Mr. Fisher have agreements providing for certain payments upon termination of their employment as defined in their agreements. The officers will be entitled to twelve months continuation of the prevailing base salary, payable in twelve equal monthly installments from the date of termination. The officers shall also have medical and other benefits maintained for twelve months or until such employee is covered by another employer for such benefits, if earlier.

PENSION PLAN

     The Company maintains a defined benefit plan (the "Pension Plan") intended to qualify under Section 410(a) of the Code. Effective October 1, 1989, the Company ceased benefit accruals under the Pension Plan with respect to service after such date. The Company intends that distributions will be made, in accordance with the terms of the Plan, to participants as of such date and/or their beneficiaries. The Company will continue to make contributions to the Pension Plan to fund its past service obligations. Generally, all employees of the Company or a participating subsidiary who completed at least one year of continuous service and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan's "Normal Retirement Date" is the date on which a participant attains age 65 or, if later, the date of completion of 10 years of service. Service is measured from the date of employment. The retirement income formula is 45% of the highest consecutive five-year average basic earnings during the last 10 years of employment, less 83 1/3% of the participant's Social Security benefit, reduced proportionately for years of service less than 10 at retirement. The normal form of benefit is life annuity, or for married persons, a joint survivor annuity. None of the Named Executives had any years of credited service under the pension plan.

COMPENSATION AND STOCK OPTION COMMITTEE

     The compensation stock option committee consists of: Mark Auerbach, Mony Ben-Dor, H. Spencer Matthews, and Robin O. Motz.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities and Principal Shareholders" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

        10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

        10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par. (16)

        10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova Pharmaceutical Corporation and Par. (16)

        10.32 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger. (16)

        10.33 Term Loan Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (17)

        10.34 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (17)

        10.34.1   Revolving Loan Note, dated November 29, 1994. (17)

        10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (17)

        10.36     1995 Directors Stock Option Plan.

        11        Computation of per share data.

        16        Letter regarding change in accountants (18).

        21        Subsidiaries of the Registrant.

        23.1      Consent of Arthur Andersen LLP.

        23.2      Consent of Richard A. Eisner and Company, LLP.

        27        Financial Data Schedule.

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

     (17) Previously filed by amendment with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1, 1994 and incorporated herein by reference.

     (18) Previously filed with the Securities and Exchange Commission as on exhibit to the Registrant's Report Form 8-K (Commission File No. 1-10827) dated September 8,1995 and subsequently amended on October 4, 1995 and October 12, 1995 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 1995               PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                                (REGISTRANT)

                                       By:  /s/ Kenneth I. Sawyer
                                          -------------------------------------
                                          Kenneth I. Sawyer
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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


        SIGNATURE                                             TITLE                                               DATE
       ---------                                              -----                                               ----
/s/ Kenneth I. Sawyer                     President, Chief Executive Officer, and Chairman                 December 28, 1995
-------------------------------           of the Board of Directors
Kenneth I. Sawyer


/s/ Robert I. Edinger                     Executive Vice President, Chief Financial Officer                December 28, 1995
--------------------------------          and Secretary (Principal Accounting and
Robert I. Edinger                         Financial Officer)


/s/ Mark Auerbach                         Director                                                         December 28, 1995
------------------------------
Mark Auerbach


/s/ Mony Ben-Dor                          Director                                                         December 28, 1995
------------------------------
Mony Ben-Dor


/s/ Andrew Maguire                        Director                                                         December 28, 1995
------------------
Andrew Maguire


/s/ H. Spencer Matthews                   Director                                                         December 28, 1995
----------------------------
H. Spencer Matthews


/s/ Robin O. Motz                         Director                                                         December 28, 1995
-------------------------------
Robin O. Motz


/s/ Melvin Van Woert                      Director                                                         December 28, 1995
-----------------------------
Melvin Van Woert

                         PHARMACEUTICAL RESOURCES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                      FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995


                                                                                         PAGE
                                                                                         ----
INCLUDED IN PART II:
-------------------

     Reports of Independent Public Accountants                                           F-2, F-3

     Consolidated Balance Sheets at September 30, 1995 and October 1, 1994               F-4

     Consolidated Statements of Operations and Retained Earnings (Deficit) for
     the years ended September 30, 1995, October 1, 1994 and October 2, 1993             F-5

     Consolidated Statements of Cash Flows for the years ended September 30, 1995,
     October 1, 1994 and October 2, 1993                                                 F-6

     Notes to Consolidated Financial Statements                                    F-7 through F-17

INCLUDED IN PART IV:
-------------------

     SCHEDULE:

     II   Valuation and qualifying accounts                                              F-18

               _________________________________________________

     Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITOR



Board of Directors and Shareholders
Pharmaceutical Resources, Inc.
Spring Valley, New York 10977

     We have audited the accompanying consolidated balance sheet of Pharmaceutical Resources, Inc. and subsidiaries as at October 1, 1994, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the years in the two-year period ended October 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Resources, Inc. and subsidiaries at October 1, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended October 1, 1994, in conformity with generally accepted accounting principles.

     The audits above include Schedule II, for the years ended October 1, 1994 and October 2, 1993. In our opinion, the schedule referred to above presents fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.

/s/ Richard A. Eisner &  Company,  LLP

New York, New York
November 30, 1994

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


New York, New York
November 17, 1995

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,     OCTOBER 1,
                             ASSETS                                                1995             1994
                             ------                                            ------------      ---------
Current assets:
  Cash and cash equivalents                                                     $17,986,000    $ 3,130,000
  Temporary investments                                                             271,000        176,000
  Accounts receivable, net of allowances of $1,588,000
    and $2,768,000                                                                9,011,000      9,347,000
  Inventories                                                                    15,364,000     16,352,000
  Prepaid expenses and other current assets                                       1,866,000      1,520,000
  Current deferred tax benefit                                                    4,172,000      3,090,000
                                                                                -----------    -----------
      Total current assets                                                       48,670,000     33,615,000
Property, plant and equipment, at cost less
  accumulated depreciation and amortization                                      24,371,000     23,004,000
Deferred charges and other assets                                                 1,883,000      1,086,000
Investment in non-marketable securities                                           3,520,000      1,000,000
Investment in joint venture                                                       2,037,000              -
Non-current deferred tax benefit, net                                            10,436,000     10,497,000
                                                                                -----------    -----------
                                                                                $90,917,000    $69,202,000
                                                                                ===========    ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Current portion of long-term debt                                             $ 1,470,000    $ 1,870,000
  Accounts payable                                                                6,422,000      5,340,000
  Accrued salaries and employee benefits                                          2,336,000      2,908,000
  Accrued expenses and other current liabilities                                    705,000        657,000
  Estimated current liabilities of discontinued operations                        2,830,000      2,844,000
                                                                                -----------    -----------
       Total current liabilities                                                 13,763,000     13,619,000
Long-term debt, less current portion                                              4,259,000      5,490,000
Accrued pension liability                                                           941,000        817,000
Shareholders' equity:
  Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares;
    issued and outstanding -- 0 and 1,058,400 shares of Series A
    Convertible Preferred Stock (aggregate liquidation preference-
    $0 and $5,292,000)                                                                    -          1,000
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,168,625 and 14,482,632 shares                         182,000        145,000
  Additional paid in capital                                                     65,276,000     43,066,000
  Retained earnings                                                               6,783,000      6,164,000
  Additional minimum liability related to defined benefit pension plan             (287,000)      (100,000)
                                                                                -----------    -----------
      Total shareholders' equity                                                 71,954,000     49,276,000
                                                                                -----------    -----------
                                                                                $90,917,000    $69,202,000
                                                                                ===========    ===========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                         YEAR ENDED
                                                       -------------------------------------------
                                                       SEPTEMBER 30,     OCTOBER 1,      OCTOBER 2,
                                                            1995            1994            1993
                                                       ------------    -----------    ------------
Net sales                                               $66,503,000    $69,169,000    $ 74,535,000
Cost of goods sold                                       45,514,000     45,774,000      48,387,000
                                                        -----------    -----------    ------------
    Gross margin                                         20,989,000     23,395,000      26,148,000
Operating expenses:
  Research and development                                5,487,000      3,874,000       1,959,000
  Selling, general and administrative                    16,192,000     13,463,000      12,673,000
                                                        -----------    -----------    ------------
    Total operating expenses                             21,679,000     17,337,000      14,632,000
                                                        -----------    -----------    ------------
    Operating income (loss)                                (690,000)     6,058,000      11,516,000
Settlements                                               2,029,000              -     (10,500,000)
Other income                                                608,000        425,000         347,000
Interest expense                                           (499,000)      (465,000)       (602,000)
                                                        -----------    -----------    ------------
Income from continuing operations
  before provision for income taxes                       1,448,000      6,018,000         761,000
Provision for income taxes                                  836,000      1,785,000         650,000
                                                        -----------    -----------    ------------
Income from continuing operations                           612,000      4,233,000         111,000
Income from discontinued operations                               -        466,000               -
                                                        -----------    -----------    ------------
Income before extraordinary item                            612,000      4,699,000         111,000
Extraordinary item -- tax benefit of utilization
  of net operating loss carryforward                              -              -         300,000
                                                        -----------    -----------    ------------
Income before change in accounting principle                612,000      4,699,000         411,000
Cumulative effect of change in accounting principle               -     14,128,000               -
                                                        -----------    -----------    ------------
NET INCOME                                                  612,000     18,827,000         411,000
Dividend on preferred stock                                   7,000       (312,000)              -
Retained earnings (deficit), beginning of year            6,164,000    (12,351,000)    (12,762,000)
                                                        -----------    -----------    ------------
Retained earnings (deficit), end of year                $ 6,783,000    $ 6,164,000    $(12,351,000)
                                                        ===========    ===========    ============
Income per share of common stock:
  Continuing operations                                        $.04          $ .26            $.01
  Discontinued operations                                         -            .03               -
  Extraordinary item                                              -              -             .02
  Change in accounting principle                                  -            .85               -
                                                               ----          -----            ----

  NET INCOME                                                   $.04          $1.14            $.03
                                                               ====          =====            ====
Weighted average number of common and
  common equivalent shares outstanding                   17,143,381     16,494,898      15,814,278
                                                         ==========     ==========      ==========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                        -------------------------------------------
                                                        SEPTEMBER 30,    OCTOBER 1,     OCTOBER 2,
                                                             1995           1994           1993
                                                        --------------  -------------  ------------
Cash flows from operating activities:
 Net income                                               $   612,000   $ 18,827,000   $   411,000
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Cumulative effect of accounting change                           -    (14,128,000)            -
   Common stock for research and development expense          150,000              -             -
   Payment of tax audit settlement                           (995,000)             -             -
   Net operating loss carryforward                                  -              -      (300,000)
   Income from discontinued operations                              -       (466,000)            -
   Provision for income taxes                                 836,000      1,785,000       650,000
   Provision for settlements                                        -              -    10,500,000
   Depreciation and amortization                            2,588,000      2,391,000     2,479,000
   Allowances against accounts receivable                  (1,180,000)       140,000       551,000
   Write-off of inventories                                 2,203,000      1,333,000     1,732,000
   Other                                                            -        213,000       550,000

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable               1,516,000     (2,631,000)   (1,134,000)
   (Increase) in inventories                               (1,215,000)    (3,568,000)   (3,602,000)
   (Increase) decrease in prepaid expenses
    and other assets                                         (845,000)       581,000      (857,000)
   Increase (decrease) in accounts payable                    822,000     (1,429,000)    2,083,000
   (Decrease) in accrued expenses
    and other liabilities                                    (722,000)      (930,000)     (641,000)
   (Decrease) in settlements                                        -     (6,500,000)            -
                                                          -----------   ------------   -----------
  Net cash provided by (used in) operating activities       3,770,000     (4,382,000)   12,422,000
Cash flows from investing activities:
 Capital expenditures                                      (3,975,000)    (5,688,000)   (2,718,000)
 Investment in joint venture                               (2,037,000)             -             -
 (Increase) in non-marketable securities                   (2,520,000)    (1,000,000)            -
 (Increase) decrease in temporary investments                 (95,000)     1,003,000    (1,179,000)
 Cash (used in) discontinued operations                       (12,000)      (267,000)   (1,298,000)
                                                          -----------   ------------   -----------
  Net cash (used in) investing activities                  (8,639,000)    (5,952,000)   (5,195,000)
Cash flows from financing activities:
 Proceeds from issuance of common stock                    21,661,000      1,679,000     2,125,000
 Proceeds from issuance of notes payable
   and other debt                                           2,315,000      4,552,000             -
 Principal payments under long-term debt
   and other borrowings                                    (3,946,000)    (4,901,000)   (1,676,000)
 Preferred dividends paid                                    (305,000)             -      (135,000)
                                                          -----------   ------------   -----------
   Net cash provided by financing activities               19,725,000      1,330,000       314,000

Net increase (decrease) in cash and cash equivalents       14,856,000     (9,004,000)    7,541,000
Cash and cash equivalents at beginning of year              3,130,000     12,134,000     4,593,000
                                                          -----------   ------------   -----------
Cash and cash equivalents at end of year                  $17,986,000   $  3,130,000   $12,134,000
                                                          ===========   ============   ===========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

     Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation:

     The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, of which Par Pharmaceutical, Inc. ("Par") is its principal operating subsidiary. References herein to the "Company" refer to PRI and its subsidiaries. The investment in a corporate joint venture with Clal Pharmaceutical Industries Ltd. ("Clal") in which PRI has 49% ownership is accounted for by the equity method.

     Certain items on the consolidated financial statements for the prior years have been reclassified to conform to the current year financial statement presentation.

 Accounting Period:

     The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to September 30. Fiscal years 1995, 1994 and 1993 ended on September 30, 1995, October 1, 1994 and October 2, 1993, respectively, and were all 52 week years.

 Temporary Investments:

     Investments are stated at the lower of cost or market value. These investments are classified as "available for sale securities" pursuant to Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

 Inventories:

    Inventories are stated at the lower of cost (first-in, first-out basis) or market value.

 Depreciation and Amortization:

     Property, plant and equipment are depreciated straight-line over their estimated useful lives which are from three to forty years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

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

 Per Share Data:

     Per share data is based upon the weighted average number of common shares and equivalents outstanding. For purposes of per share data, the Series A Convertible Preferred Stock is considered to be a common stock equivalent. The dilutive effect of outstanding options and warrants is computed using the "treasury stock" method. Fully dilutive has not been presented because it is not materially different from primary amounts.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               SEPTEMBER 30, 1995

Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents. At September 30, 1995, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables and interest-bearing short-term treasury obligations. The Company markets its products primarily to domestic distributors, wholesalers and retail drug store chains. The risk associated with this concentration is believed by the Company to be limited due to the large number of distributors, wholesalers, and drug store chains, their geographic dispersion and the performance of certain credit evaluation procedures (see "Accounts Receivable-Major Customers").

DISCONTINUED OPERATIONS:

     The remaining liabilities of Quad Pharmaceuticals, Inc. ("Quad"), a wholly owned subsidiary of Par whose operations were discontinued in a prior fiscal year, have been classified on the balance sheet as such to separately identify them. Quad has virtually no assets with which to satisfy such liabilities. These liabilities, although reflected on the Company's consolidated balance sheets, are not expected to have any material impact upon the Company's cash flow or liquidity because they are direct obligations of Quad and the Company believes that neither it nor its subsidiaries (other than Quad) have any obligation to satisfy these liabilities. The principal components of the liabilities are shown in the table below.


                                          1995    1994
                                         ------  ------
                                         (In Thousands)
Notes payable to former officers         $  813  $  813
Amounts due to customers                  1,657   1,657
Accrued expenses and accounts payable       360     374
                                         ------  ------
                                         $2,830  $2,844
                                         ======  ======

     In March 1994, the Company completed the disposition of Quad and, at that time, reversed into income the remaining reserve for operating losses of $466,000.

SETTLEMENTS:

Fiscal Year 1995:

     The Company settled claims against former management members of the Company for recovery of, among other things, salaries and money paid for indemnification. The total amount of the settlement was $2,029,000, which was collected between February and April of 1995.

Fiscal Year 1993:

 Minnesota Mining and Manufacturing Settlement:

     The Company, in January 1994, reached a settlement agreement with Minnesota Mining & Manufacturing Company ("3M") and its subsidiary Riker Laboratories, Inc. ("Riker", collectively with 3M, "3M/Riker"). The settlement was reflected in fiscal year 1993 results of operations. In fiscal year 1994, in accordance with the terms of the settlement, the Company paid 3M/Riker approximately $5,000,000 in cash and issued 119,500 shares of common stock of the Company ("Common Stock"). The lawsuit brought in 1993 by 3M/Riker against Par stemmed from actions occurring during the tenure of prior management at Par. 3M/Riker alleged that Par improperly obtained United States Food and Drug Administration (the "FDA") approvals by bribing FDA officials and submitting false information to FDA, as a result of which 3M/Riker claimed to have suffered competitive injury in an amount up to $24,000,000.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

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

ACCOUNTS RECEIVABLE:

                                                 1995    1994
                                                ------- -------
                                                (In Thousands)
       Accounts receivable                     $10,599  $12,115
                                               -------  -------

       Allowances:
               Doubtful accounts                   208      124
               Returns and allowances              227      349
               Price adjustments                 1,153    2,295
                                               -------  -------
                                                 1,588    2,768
                                               -------  -------
       Accounts receivable,
               net of allowances               $ 9,011  $ 9,347
                                               =======  =======


Major Customers:

     Two of the Company's customers accounted for approximately 9% and 8%, 12% and 10%, and 16% and 11% of net sales from continuing operations in fiscal years 1995, 1994 and 1993, respectively.

     At September 30, 1995, amounts due from these same two customers accounted for approximately 11% and 9% of the net accounts receivable balance. At October 1, 1994, the amounts due from these same two customers accounted for approximately 17% and 15% of the net accounts receivable balance.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               SEPTEMBER 30, 1995

INVENTORIES:

                                                 1995     1994
                                                -------  -------
                                                 (In Thousands)
     Raw materials and supplies                 $ 8,157  $ 7,407
     Work in process and finished goods           7,207    8,945
                                                -------  -------
                                                $15,364  $16,352
                                                =======  =======

INVESTMENT IN JOINT VENTURE:

     As part of a strategic alliance in May 1995, the Company and Clal formed the Joint Venture, a limited partnership formed under the laws of the State of Israel, to develop, manufacture and distribute generic pharmaceutical products worldwide. The Company and Clal funded the Joint Venture in the amount of $1,960,000 and $2,040,000, respectively. The Joint Venture is owned 49% by the Company and 51% by Clal and is located primarily in Israel. The Company has committed to invest an additional $5,390,000 in the Joint Venture during the next two years. The investment is accounted for by the equity method.

     In addition to the Joint Venture, the alliance has three major components
(i) a significant equity investment by Clal improving financial strength to the Company (ii) creation of international manufacturing and distribution agreements and (iii) initiation of a long term strategic relationship.

INVESTMENT IN NON-MARKETABLE SECURITIES:

     The Company has a distribution agreement with Sano which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. According to Sano, transdermal delivery offers significant benefits over oral delivery, including improved efficacy, increased patient compliance, reduced side effects, reduced interaction with other drugs in use by a patient and a more consistent and appropriate drug level in the bloodstream, all of which generally result in lower overall patient care costs. Sano is developing two generic nitroglycerin patches, one generic nicotine patch and one generic clonidine patch which are covered by the agreement. For each product the Company elects to distribute, Par must pay Sano a portion of the development expenses. To date, Sano has submitted one ANDA to the FDA and anticipates submitting additional ANDAs in the future. The Company will purchase manufactured products from Sano at cost and share in the gross profits from the sale.

     As part of the Sano agreement, the Company invested $3,500,000 in the preferred stock of Sano over the last two years. In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock converted into 513,888 shares of common stock, equivalent to an ownership position in Sano of approximately 6%. Based on the recent market price of Sano's common stock, the Company's investment would be valued at approximately $5,900,000 in December 1995. The investment is classified as an "available for sale security" pursuant to Financial Accounting Standards No. 115, and accordingly, will be carried at fair market value with the resulting increment in value included in shareholders' equity.

     Additionally, the Company advanced $1,000,000 and $1,429,000 in 1994 and 1995, respectively, to Sano as funding for the research and development costs of the generic transdermal products. The Company renegotiated the agreement to enable the advances to be recovered within three years by obtaining a greater share of gross profits. Due to the uncertainty with respect to the collectability of such advances, the Company has expensed them and will treat them as income if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of total advances outstanding from the Company. The Company has reflected this as a reduction of research and development expense in fiscal 1996.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               SEPTEMBER 30, 1995

PROPERTY, PLANT AND EQUIPMENT:

                                                 1995      1994
                                                -------   -------
                                                 (In Thousands)
   Land                                         $ 2,230   $ 2,230
   Buildings                                     16,859    15,581
   Machinery and equipment                       17,987    16,979
   Office equipment, furniture and fixtures       4,825     3,521
   Leasehold improvements                           950       794
                                                -------   -------
                                                 42,851    39,105
   Less accumulated depreciation
    and amortization                             18,480    16,101
                                                -------   -------
                                                $24,371   $23,004
                                                =======   =======

DISTRIBUTION AGREEMENTS:

     As described in a previous note, the Company entered into a distribution agreement with Sano, in February 1994, which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets.

     In September 1994, the Company signed two agreements (the "September 1994 Agreements") with Mova Pharmaceutical Corporation ("Mova"), a domestic pharmaceutical company. Under the September 1994 Agreements, the Company was appointed as the distributor of the two generic pharmaceuticals developed and manufactured by Mova. The distribution agreements cover five year periods commencing with the FDA approval of the respective products. The Company will pay to Mova a base price for each product plus a percentage of net profits as defined in the September 1994 Agreements.

     In May 1993, the Company was appointed by The Generics Group B.V. (the "Group"), an international pharmaceutical business, as the exclusive United States distributor of up to five generic pharmaceuticals to be manufactured by the Group's affiliates pending approval by the FDA (the "May 1993 Agreement"). ANDA approvals for Alprazolam, Triazolam, and Atenolol were received in fiscal year 1994 and the Company began distributing them. Two additional drugs, which will be made available to the Company for distribution, have yet to be designated by the Group. The May 1993 Agreement also contains provisions for development by the Group of additional generic pharmaceuticals for distribution by the Company. Under the May 1993 Agreement, the Company is obligated to issue a warrant to purchase 150,000 shares of Common Stock for $10 per share. The terms of the warrant will be similar to the warrant issued pursuant to the October 1992 Agreement (see below); however, the warrant granted under the May 1993 Agreement will become exercisable only upon reaching certain levels of sales for the distributed products.

     In October 1992, the Company entered into an agreement (the "October 1992 Agreement") with Genpharm Inc. ("Genpharm"), a Canadian manufacturer of generic pharmaceuticals (which is an affiliate of the Group) under which Par became the exclusive United States distributor of two of Genpharm's pharmaceutical products. The agreement has an initial term of ten years (subject to earlier termination by either party as provided therein), and thereafter automatically renews from year to year unless either party gives notice of non-renewal. The cost to the Company of such products is based upon a percentage of gross profits as defined in the October 1992 Agreement. In connection with the October 1992 Agreement, the Company issued a warrant to Genpharm to purchase 150,000 shares of PRI's common stock for $6 per share. The warrant became exercisable in March 1993, has an initial term of five years (subject to earlier termination in the event the Company ceases to be Genpharm's exclusive distributor of the products covered by the October 1992 Agreement), and may be extended for up to an additional five years in the event that the closing price of Common Stock has not reached levels specified in the warrant agreement. In fiscal year 1994, the warrant was exercised to purchase 5,300 shares of Common Stock.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

LONG TERM DEBT:

     At September 30, 1995, the Company's debt of $5,729,000 is on a long-term basis, due to two banks, to be repaid in monthly installments through February 1999. The outstanding loans are secured by the assets of the Company.

     In March 1995, the Company and one of the banks revised a line of credit used to acquire equipment, increasing it to $350,000. The line of credit is collateralized by the equipment purchased. Borrowings under this line are at a fixed rate based upon the prime rate in effect at the time of borrowing, with a minimum 1/2% premium which increases based on the length of time the loan is outstanding. At September 30, 1995, $187,000 was outstanding under this line. This bank also provides an 8.5% fixed rate mortgage loan. The loan was made in fiscal 1994, and at September 30, 1995, $1,251,000 was outstanding.


                                         1995    1994
                                        ------  ------
                                        (In Thousands)
         Industrial Revenue Bond (a)    $1,437  $1,822
         Term loans (b)                  3,936   4,921
         Other (c)                         356     617
                                        ------  ------
                                         5,729   7,360
         Less current portion            1,470   1,870
                                        ------  ------
                                        $4,259  $5,490
                                        ======  ======

     (a) The bond bears interest at 70% of the prime rate, subject to adjustment based on subsequent changes in tax laws, and is repayable in monthly installments into 1999.

     (b) All of these loans, except the mortgage loan for which the rate is fixed, bear interest at the prime rate, and amortize in monthly installments through 1999.

     (c) Includes amount outstanding under line of credit , with interest based upon prime rate in effect at the time of borrowing, with a minimum of 1/2 of 1% per annum premium which increases based upon the length of time the loan is outstanding. Also includes amounts due under a capital lease.

     Long-term debt maturities during the next five years, including the portion classified as current, are $1,470,000 in 1996, $1,422,000 in 1997, $1,268,000
in 1998, $564,000 in 1999, and $61,000 in 2000 and $944,000 thereafter.

     In December 1995, the Company entered into a three year, $16,000,000 unsecured revolving credit agreement and two three-year term loan agreements totalling $4,000,000 with a new bank, replacing the Industrial Revenue Bonds ($1,437,000) and two term loans ($2,600,000) with the former lead bank. The new term loans are secured by $4,000,000 of machinery and equipment. Both the revolving credit agreement and term loans are subject to covenants which are based on various financial benchmarks. The interest rates charged on the revolving credit and one term loan are based on either Libor, the bank's cost of funds or the prime rate, all at the Company's option. Any borrowings at Libor or cost of funds will incur additional interest at spreads ranging from 3/4% to 1 1/4% based on certain Company financial ratios. The interest rate on the second term loan is based on Libor plus 1 3/4%

     During the fiscal years ended 1995, 1994 and 1993, the Company incurred total interest expense of $499,000, $465,000, and $602,000, respectively. Interest paid approximated interest expense in each of the years.

SHAREHOLDERS' EQUITY:

Preferred Stock:

     In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion or other rights as the Board of Directors may determine at the time of issuance.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

     Pursuant to a settlement of shareholder litigation reached in 1991, 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") had been issued in 1992. In fiscal 1995, the Company converted each remaining outstanding share of Preferred Stock into 1.1 shares of Common Stock for an aggregate of 1,055,815 common shares.

Common Stock:
     In May 1995, the Company formed a strategic alliance with Clal Pharmaceutical Industries Ltd. ("Clal"), an Israeli company, to develop, manufacture and distribute generic pharmaceuticals worldwide. The Company sold 2,027,272 shares of PRI Common Stock, representing 12% of the Company's Common Stock, to Clal for $20,000,000 ($9.87 per share). Clal also received two three year warrants to purchase up to 2,005,107 shares of Common Stock at prices between $11 and $12 per share. The shares and two warrants will allow Clal to purchase up to 19.9% of the Company's Common Stock.

Dividend:
     The fiscal 1994 dividend on Preferred Stock was paid in February 1995.

Changes in Shareholders' Equity:
     Changes in the Company's Common Stock, Preferred Stock and Additional Paid in Capital accounts during the fiscal years ended in 1993, 1994, and 1995 were as follows:

                                                              Series A Convertible                     Additional
                                                                 Preferred Stock         Common Stock   Paid In
                                                Shares             Amount        Shares     Amount      Capital
                                         ---------------------  -------------  ----------  --------  ------------
Balance, October 3, 1992                       1,996,837          $ 1,000      12,393,193  $124,000  $33,724,000
Issuance of warrants                                -                -               -         -         300,000
Exercise of stock options                           -                -            527,125     6,000    2,040,000
Compensatory arrangements                           -                -             28,097      -         237,000
Conversion of preferred shares                  (517,767)            -            517,767     5,000       (5,000)
                                              ----------          -------      ----------  --------  -----------
Balance, October 2, 1993                       1,479,070            1,000      13,466,182   135,000   36,296,000
Exercise of stock options                           -                -            343,000     3,000    1,495,000
Exercise of warrants                                -                -              5,300      -          32,000
Issuance of warrants                                -                -               -         -         250,000
Conversion of preferred shares                  (420,670)            -            420,670     4,000       (4,000)
Compensatory arrangements                           -                -             16,869     1,000    1,392,000
Stock issued pursuant to settlement                 -                -            230,611     2,000    3,605,000
                                              ----------          -------      ----------  --------  -----------
Balance, October 1, 1994                       1,058,400            1,000      14,482,632   145,000   43,066,000
Exercise of stock options                           -                -            424,750     4,000    2,247,000
Exercise of warrants                                -                -             45,000      -         270,000
Investment shares issued                            -                -          2,042,272    21,000   19,139,000
Conversion of preferred shares                (1,058,400)          (1,000)      1,153,647    12,000      (32,000)
Compensatory arrangements                           -                -             20,324      -         586,000
                                              ----------          -------      ----------  --------  -----------
Balance, September 30, 1995                         -             $     0      18,168,625  $182,000  $65,276,000
                                              ==========          =======      ==========  ========  ===========

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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

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

Employee Stock Purchase Program:

     The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 18,074 shares, 16,928 shares and 9,739 shares during fiscal years 1995, 1994 and 1993, respectively. At September 30, 1995, 940,536 shares remain available for sale under the Program.

  Stock Options:
     The following is a summary of stock option activity during the fiscal years ended in 1995, 1994 and 1993:


                                               1995                     1994                     1993
                                      ----------------------   ----------------------   ----------------------
                                                   Price Per                Price Per                Price Per
                                        Shares       Share       Shares       Share       Shares       Share
                                      ----------   ---------   ----------   ---------   ----------   ---------
  Outstanding at beginning of year    2,533,500    $2.63 to    2,699,250    $2.63 to    2,359,494    $2.63 to
                                                    $14.13                   $10.50                   $13.25
  Granted                               289,500    $8.50 to      266,500    $7.00 to      998,000    $6.50 to
                                                    $10.63                   $14.13                   $10.50
  Exercised                            (424,750)   $2.63 to     (343,000)   $2.63 to     (527,125)   $3.50 to
                                                    $10.50                   $10.13                   $ 7.88
  Cancelled                             (39,500)   $8.88 to      (65,500)   $3.50 to      (63,750)   $3.50 to
                                                    $14.13                   $14.13                   $13.25
  Surrendered                            (1,000)   $ 7.38        (23,750)   $3.50 to      (67,369)   $3.50 to
                                      ---------                ---------     $14.13     ---------     $ 6.25
  Outstanding at end of year          2,357,750    $2.63 to    2,533,500    $2.63 to    2,699,250    $2.63 to
                                      =========     $14.13     =========     $14.13     =========     $10.50


            Shareholders approved the 1995 Directors' Stock Option Plan (the "1995 Directors' Plan") through which options will be awarded to future non-employee directors upon the date elected to the Board. Current directors are not eligible for awards under the 1995 Directors' Plan. The Company has reserved 100,000 shares of Common Stock for issuance under the 1995 Directors' Plan.

            The Company's 1990 Stock Incentive Plan (the "1990 Plan") provides for the granting of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards or any combination thereof to employees of the Company or to others. The Company has reserved 2,050,000 shares of Common Stock for issuance under the 1990 Plan.

            Under the 1989 Directors' Stock Option Plan (the "Directors' Plan"), options were granted to directors of the Company who are not employees of the Company or are otherwise ineligible to receive options under any other plan adopted by the Company. The Company has reserved 550,000 shares of Common Stock for issuance under the Directors' Plan. The Company does not intend to grant further options under this plan.

     The Company's 1986 Stock Option Plan provides that options may be granted to employees of the Company or to others for the purchase of up to 900,000 shares of the Company's Common Stock. Options granted under the Plan may be incentive stock options or nonqualified options.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

     At September 30, 1995 and October 1, 1994, options for 568,625 and 312,663 shares, respectively, were available for future grant under the various plans. Options for 2,357,750 shares were exercisable at September 30,1995.

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

     Management believes, based on its formation of strategic alliances and commitment to research and development of new products, it is more likely than not that the Company will generate taxable income sufficient to utilize the tax benefit associated with future deductible temporary differences, NOL carryforwards and tax credit carryforwards prior to their expiration. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                         September 30,    October 1,
                                              1995           1994
                                         -------------    ----------
                                                (In Thousands)
Deferred assets:
Federal NOL carryforwards                   $14,068         $13,795
Accounts receivable                             636             923
Accrued expenses                                732             623
Research and development expenses               600              --
Inventory                                       499             299
State tax NOL                                 1,053             800
Taxes payable to the IRS                        171              --
Other                                           490             481
                                            -------         -------
                                             18,249          16,921
Valuation allowance                            (861)         (1,000)
                                            -------         -------
                                             17,388          15,921
Deferred liabilities:
Fixed assets                                  2,780           2,329
Other                                            --               5
                                            -------         -------
                                              2,780           2,334
Net deferred assets                         $14,608         $13,587
                                            =======         =======

     Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of FAS 109 and $434,000 was credited in the current year. A valuation allowance was recorded for an additional $558,000 related to stock option compensation which will be credited to equity upon utilization of tax carryforwards.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995

     The components of income tax expense (credit) follow:

                                                 1995     1994     1993
                                                ------   ------    ----
                                                     (In Thousands)
Federal:
    Current                                     $1,769       --    $300
    Deferred                                      (995)  $2,585      --
                                                ------   ------    ----
                                                $  774   $2,585    $300
                                                ------   ------    ----
State:
    Current                                         62       --     350
    Deferred                                        --     (800)*    --
                                                ------   ------    ----
                                                    62     (800)    350
                                                ------   ------    ----
                                                $  836   $1,785    $650
                                                ======   ======    ====

* During fiscal year 1994, there was a change in state tax laws which permitted recognition of NOL carryforwards.

     The table below provides the details of the differences between the provision for income taxes and the amount determined by multiplying income before income taxes by the applicable federal statutory rate:


                                                   1995    1994   1993
                                                   ----    ----   ----
Statutory tax rate                                  34%     34%    34%
State tax NOL generated                             --     (13%)   --
State tax - net                                      6%     --     --
State alternative minimum tax                       --      --     46%
Interest on IRS settlement - net                    18%     --     --
Other - non-deductible                              --       9%     5%
                                                    --     ---     --
Effective tax rate                                  58%     30%    85%
                                                    ==     ===     ==

     At September 30, 1995, the Company had NOL carryforwards for tax purposes of approximately $40,000,000 that expire in September 2005 through September 2010.

     The Internal Revenue Service has determined that certain credits taken by the Company in prior years for research activities are not permitted. A reserve of approximately $1,000,000 was provided upon implementation of FAS 109 in fiscal 1994. The Company paid to the Internal Revenue Service approximately $1,000,000 during fiscal 1995 for the disallowed credits and such payments were charged against the reserve which was previously provided.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Leases:
     At September 30, 1995, the Company had minimum rental commitments aggregating $2,038,000 under noncancelable operating leases expiring through 2004. Amounts payable thereunder are $657,000 in 1996, $623,000 in 1997, $233,000 in 1998, $105,000 in 1999, $105,000 in 2000, and $315,000 thereafter.
Rent expense charged to operations in fiscal years 1995, 1994 and 1993 was $811,000, $907,000, and $860,000, respectively.

Retirement Plans:

     The Company has a defined contribution, Social Security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Plan. It also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans and the defined benefit plan discussed below were $1,107,000 in 1995 (reduced by $289,000 in forfeitures), $598,000 in 1994 (reduced by $250,000 in forfeitures), and $962,000 in 1993.

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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                              SEPTEMBER 30, 1995


     Net pension expense for fiscal years 1995, 1994 and 1993 included the following components:

                                                               1995     1994     1993
                                                              ------   ------   ------
                                                                   (In Thousands)
Interest cost                                                 $ 129    $ 128    $ 128
Actual return on assets                                        (200)     129     (178)
Net amortization and deferral:
 Asset (loss) gain                                               77     (266)      52
 Amortization of initial unrecognized transition obligation      51       51       51
 Amortization of unrecognized net gain                            -        -       (1)
                                                              -----    -----    -----
Net pension expense                                           $  57    $  42    $  52
                                                              =====    =====    =====

     The discount rate used to measure the projected benefit obligation for the Plan is 6.25%. The assumed long-term rate of return on plan assets in 1995 was 7%.

     The Plan's funded status and the amounts recorded on the Company's consolidated balance sheets are as follows:

                                                             1995        1994
                                                            ------      ------
                                                              (In Thousands)
Vested benefit obligations                                  $2,175      $1,900
                                                            ======      ======
Accumulated benefit obligations                             $2,175      $1,900
                                                            ======      ======
Projected benefit obligations                               $2,175      $1,900
Market value of assets                                       1,565       1,347
                                                            ------      ------
Projected benefit obligation in excess of market value        (610)       (553)
Unrecognized net obligation                                    654         705
Unrecognized net loss                                          287         112
Adjustment for minimum liability                              (941)       (817)
                                                            ------      ------
Net recorded pension (liability)                            $ (610)     $ (553)
                                                            ======      ======

     In accordance with FASB 87, the Company has recorded an additional minimum pension liability for underfunded plans of $941,000 in fiscal 1995 and $817,000 in fiscal 1994, representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of September 30, 1995, $287,000 of the excess minimum pension liability resulted in a charge to equity. As of October 1, 1994, the excess minimum liability was $100,000.


Legal Proceedings:

     The Company is involved in minor litigation matters, including certain product liability actions, incidental to the conduct of its business, but does not believe that the ultimate resolution thereof will have a material adverse effect on its financial condition, results of operations or liquidity.

     The Company has a pending insurance claim related to one of its manufacturing facilities in 1995. The settlement will not have a material effect on its financial condition, results of operations or liquidity.


Other Matters:

     During fiscal year 1995, three of the Company's products accounted for approximately 57% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. Until the FDA gave approval in the second half of calendar 1995 to two other generic pharmaceutical manufacturers, the Company was the sole generic manufacturer of one of these products. While the Company cannot quantify the effect relating to the increased competition for this product, it does anticipate that sales and gross margin of such product will decline in future years.

                                                                     SCHEDULE II

                        PHARMACEUTICAL RESOURCES, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


  COLUMN A                                       COLUMN B         COLUMN C         COLUMN D          COLUMN E
-----------                                     ----------     -------------    -------------       ----------
                                                                 ADDITIONS
                                                BALANCE AT       CHARGED TO                          BALANCE
                                                 BEGINNING       COSTS AND                          AT END OF
DESCRIPTION                                      OF PERIOD        EXPENSES        DEDUCTIONS         PERIOD
-----------                                     ----------     -------------    --------------      ----------
Allowance for doubtful accounts:

  Year ended September 30, 1995                   $124,000       $108,000          $24,000 (b)        $208,000

  Year ended October 1, 1994                      $137,000       $ (9,000)(a)       $4,000 (b)        $124,000

  Year ended October 2, 1993                      $212,000       $(72,000)(a)       $4,000 (b)        $137,000



Allowance for returns and price adjustments:

  Year ended September 30, 1995                 $2,644,000     $3,632,000       $4,896,000 (c)      $1,380,000

  Year ended October 1, 1994                    $2,491,000     $5,481,000       $5,328,000 (c)      $2,644,000

  Year ended October 2, 1993                    $1,865,000     $4,231,000       $3,605,000 (c)      $2,491,000


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

  10.21 Employment Agreement, dated as of May 19, 1993, between the Registrant and Robert I. Edinger. (14)

  10.22 Distribution Agreement, dated as of October 16, 1993, between Genpharm, Inc., the Registrant and PRX
           Distributors, Ltd. (14)

  10.23    Agreement, dated as of September 30, 1993, between
           National Union Fire Insurance Company of Pittsburgh and
           Par. (14)

  10.24 Settlement Agreement and Release, dated as of November 29, 1993, between Mylan Laboratories, Inc., the Registrant, Par and Quad. (14)

EXHIBIT NO.                                                            PAGE NO.
  10.25    Settlement Agreement and Release, dated as of January 6,
           1994, between Minnesota Mining & Manufacturing Company,
           Riker Laboratories, Inc., the Registrant and Par. (14)

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

  10.29.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

  10.30 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova
           Pharmaceutical Corporation and Par. (16)

  10.31 Non-exclusive Distribution, Exclusive Supply Agreement, dated as of September 13, 1994, between Mova
           Pharmaceutical Corporation and Par. (16)

  10.32 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger. (16)

  10.33 Term Loan Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (17)

  10.34 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994, between Midlantic Bank, NA and Par.
           (17)

  10.34.1  Revolving Loan Note, dated November 29, 1994. (17)

  10.35 Amended and Restated Agreement Concerning Term Loans, dated as of November 29, 1994, between Midlantic Bank, NA and Par. (17)

  10.36    1995 Directors Stock Option Plan.

  11       Computation of per share data.

  16       Letter regarding change in accountants (18).

  21       Subsidiaries of the Registrant.

  23.1     Consent of Arthur Andersen LLP.

  23.2     Consent of Richard A. Eisner and Company, LLP.

  27       Financial Data Schedule.
_____________________

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 3, 1992 and incorporated herein by reference.

(2) Previosuly filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference,

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B, filed May 15, 1992, and incorporated herein by reference.

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

(17) Previously filed by amendment with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1, 1994 and incorporated herein by reference.

(18) Previously filed with the Securities and Exchange Commission as on exhibit to the Registrant's Report Form 8-K (Commission File No. 1-10827) dated September 8,1995 and subsequently amended on October 4, 1995 and October 12, 1995 and incorporated herein by reference.