Form 10-K/A
period 1995-09-30
PHARMACEUTICAL RESOURCES INC
filed 1996-01-29
CIK 878088

UNITED STATES
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

Registrant's telephone number, including area code: (914) 425-7100 Securities registered pursuant to Section 12(b) of the Act:

          Title of Class                Name of each exchange
                                        on which registered
     ---------------------------        --------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days:    Yes _____  No   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

                              $134,009,385
                              ------------
Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 1995 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

                               18,176,279
                               ----------
Number of shares of common stock outstanding as of December 20, 1995


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

                                PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Directors
---------

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

                                                                   Year
                                                  Age (as of     of First
Name                                                12/95)       Election
-------------------------------------------------------------------------

CLASS I


Mark Auerbach (1)(5)..........................    57             1990
Since June 1993, the Senior Vice President
and Chief Financial Officer of Central
Lewmar L.P., a distributor of fine papers.
From August 1992 to June 1993, a partner
of Marron Capital L.P., an investment
banking firm.  From July 1990 to August
1992, President, Chief Executive Officer
and Director of Implant Technology Inc., a
manufacturer of artificial hips and knees.
From February 1989 to August 1990,
Managing Director-Corporate Finance of
F.N. Wolf & Co., Inc., an investment
banking firm.

H. Spencer Matthews (5).......................    74             1990
Since 1986, President and Chief Executive
Officer of Dispense-All South Coast, Inc.,
and Dispense-All of Central Florida, Inc.,
two companies which are wholesalers of
juice concentrates.  Rear Admiral, United
States Navy (Retired).

Mony Ben-Dor(1)(2)(3)(5).................         49             1995
Since August 1993, Vice President, New
Business Development of Clal Industries,
Ltd., a holding company based in Israel
which owns all of the stock of Clal, and
since December 1995, a director of Clal.
From 1988 to August 1993, Mr. Ben-Dor was
an executive with Eisenberg Group of
Companies, a holding company based in
Israel.

CLASS II

Andrew Maguire, Ph.D.(1)(2)(3)(4).......          56             1990
Since January 1990, President and Chief
Executive Officer of Appropriate
Technology International, a not-for profit
development assistance corporation and,
since January 1989, a Senior Vice
President of Washington Financial Group,
an investment banking firm.  From June
1987 to January 1989, Executive Vice
President of North American Securities
Administrators Association.

Melvin H. Van Woert, M.D.(1)(2)(3)(4)...          66             1990
Since 1974, Physician and Professor of
Neurology and Pharmacology and Doctoral
Faculty,  Mount Sinai Medical Center, New
York.

CLASS III

Kenneth I. Sawyer(2)(3)(4)..............          50             1989
Since October 1990, Chairman of the Board
of the Company.  Since October 1989,
President and Chief Executive Officer of
the Company.  From September 1989 to
October 1989, Interim President and Chief
Executive Officer of the Company.  From
August 1989 to September 1989, counsel to
the Company.  From May 1989 to August
1989, an attorney in private practice.
From prior to 1987 to May 1989, Vice
President and General Counsel of Orlove
Enterprises, Inc., a company engaged in
the manufacture and distribution of
pharmaceutical and other products.
Director of Acorn Venture Capital
Corporation, a closed-end investment
company.

Robin O. Motz, M.D., Ph.D. (2)(4)(5)....          56             1992
Since July 1978, Assistant Professor of
Clinical Medicine, Columbia University
College of Physicians and Surgeons.
Physician engaged in a private practice of
internal medicine.

---------------------

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

Executive Officers
------------------

   The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board, Robert I. Edinger as Executive Vice President, Chief Financial Officer and Secretary and Stuart A. Rose, Ph.D., Executive Vice President- Operations. The executive officers of Par consist of Mr. Sawyer, Mr. Edinger, and Dr. Rose, as well as Robert M. Fisher, Jr., Executive Vice President, Corporate Development, Sales and Marketing of Par. Dr. Rose resigned as an officer of both the Company and Par effective December 5, 1995.

   The following table sets forth certain information with respect to the executive officers of the Company and Par who are not directors or nominees for election as director:


Name                                                Age
------------------------------------------------------

Robert I. Edinger........................           55

Since January 1995, Executive Vice President, Chief Financial Officer and Secretary of the Company and Par. Since June 1993, Vice President, Chief Financial Officer and Secretary of the Company and Par. In January 1995, Mr. Edinger was also appointed Executive Vice President, Finance of Par. From 1990 to June 1993, Mr. Edinger served as Executive Vice President of Bonjour Group, Ltd., a licensing company, where he was responsible for negotiating licensing agreements. From 1986 to 1990, President and Chief Financial Officer of OCP America, a wholesale distribution company.

Robert M. Fisher, Jr....................            47

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

Summary Compensation Table

                        Annual Compensation            Long-Term Compensation
                     --------------------------      -------------------------
                                                     Restricted     Securities
Name and                                             Stock          Underlying   All Other
Principal Position   Year   Salary($)   Bonus($)     Awards($)(1)   Options(#)  Compensation($)(2)
-------------------  ----   ---------   --------     ------------   ----------  ------------------

Kenneth I. Sawyer    1995     427,153   200,000          -              -            49,806
President, Chief     1994     408,238   100,000          -              -            59,752
Executive Officer    1993     413,215   200,000          -           500,000         70,851
and Chairman

Diana L. Sloane(3)   1995     141,146      -             -              -             2,343
Vice President-      1994     208,097    22,500          -              -            19,628
Regulatory and       1993     179,423    40,000          -           130,000         22,906
Scientific Affairs

Robert I. Edinger    1995     190,538      -             -            40,000         19,628
Executive Vice       1994     180,000    50,000          -              -            11,072
President, Chief     1993      58,846    25,000          -            40,000             76
Financial Officer
and Secretary

Robert M. Fisher Jr. 1995     188,691      -             -            20,000         15,898
Executive Vice       1994     122,359    23,500          -            10,000          3,504
President, Corporate
Development, Sales
& Marketing, Par

Stuart A. Rose       1995     128,077      -             -            75,000            566
Executive Vice
President, Operations


(1)  The Company believes that at the end of fiscal 1995, the Named
     Executives did not hold any shares of restricted stock.

(2) For fiscal year 1995, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows: Mr. Sawyer-$37,816; Ms. Sloane-$612; Mr. Edinger-$775; Mr.
     Fisher-$694; and Dr. Rose-$566. The amount for Mr. Sawyer also includes $37,050, representing the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if 1995 premiums were advanced to the executive without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company. Also includes the following amounts contributed by the Company to the Company 401(k) plan: Ms. Sloane-$1,731; Mr. Edinger-$5,971; and Mr. Fisher-$3,106.
     The Company also contributed $11,940, $12,882 and $12,099 for the benefit of Mr. Sawyer's, Mr. Edinger's and Mr. Fisher's Par
     Pharmaceutical Retirement Plan.

(3)  Resigned effective March 31, 1995.


   The following table sets forth stock options granted to the Named Executives during fiscal 1995.

Stock Option Grants in Last Fiscal Year

                                                    Potential Realizable Value at
                                                      Assumed Annual Rates of
                                                      Stock Price Appreciation for
                                  Individual Grants       Option Term
           ---------------------------------------- ------------------------------
                       % of Total
                        Options
             Shares    Granted to
           Underlying  Employees           Expira-
             Options   in Fiscal  Exercise   tion
Name       Granted (#)    Year    Price($)   Date     0%($)   5%($)    10%($)
----       ----------- ---------- -------- -------   ------  -------  --------
Robert I.
Edinger (1)  40,000     15.12%    $8.625   10/13/99   $0    $440,317   $555,626

Robert M.
Fisher,
Jr. (2)      20,000      7.56%     $8.625  10/13/99   $0    $220,159   $277,813

Stuart A.
Rose (3)     75,000     28.36%     $9.000  01/16/00   $0    $861,490  $1,087,094


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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                           Number of Securities    Value of Unexercised
                                           Underlying Unexercised  In-the-Money Options
                                           Options at FY-End (#)       at FY-End ($)
                                           ----------------------  --------------------
                 Shares
                 Acquired on    Value          Exer-    Unexer-     Exer-   Unexer-
Name             Exercise (#)  Realized($)    cisable   cisable    cisable   cisable
----             ------------  -----------    -------   -------    -------  --------

Kenneth I. Sawyer     0          0           1,000,000     0      2,970,000     0
Diana L. Sloane     60,000    371,874          130,000     0          0         0
Robert I. Edinger     0          0             60,000    20,000      52,500   17,500
Robert M. Fisher,
  Jr.                 0          0             20,000    10,000      17,500    8,750
Stuart A. Rose        0          0             25,000    50,000      12,500   25,000



Compensation of Directors
-------------------------

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

Employment Agreements and Termination Arrangements
--------------------------------------------------

     The Company has entered into an Employment Agreement with Mr. Sawyer, which provides for his employment in his current position through October
4, 1996, subject to earlier termination by the Company for Cause (as such term is defined in the agreement). Mr. Sawyer's term of employment will be automatically extended each year for an additional one-year period unless either party provides written notice by July 4th of such year that he or it desires to terminate the agreement. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors of the Company and subsidiary, as well as any committees thereof.

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

Pension Plan
------------

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

Compensation and Stock Option Committee
---------------------------------------

     The compensation stock option committee consists of: Mark Auerbach, Mony Ben-Dor, H. Spencer Matthews, and Robin O. Motz.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Voting Securities
------------------------------

  The following table sets forth, as of the close of business on December
20, 1995, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedules 13D) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for election as a director of the Company, (iii) the Named Executives, as defined in the "Executive Compensation" section of this Annual Report on Form 10-K, and (iv) all directors and current executive officers of the Company and Par, as a group (based upon information furnished by such persons). Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. An aggregate of 18,176,279 shares of Common Stock were outstanding at the close of business on December 20, 1995.

                                                        Amount     Percentage
      Name and Address                                     of          of
               of                                       Common      Common
     Beneficial Owner                                   Stock       Stock
---------------------------------------------          ---------   ---------
Clal Pharmaceutical Industries Ltd.(1)(2)......        4,032,379     19.98
Kenneth I. Sawyer(3)(4)........................        1,007,150      5.25
Diana L. Sloane(3)(5)..........................          136,355       *
Melvin H. Van Woert, M.D.(3)(4)................           70,050       *
Andrew Maguire, Ph.D.(3)(4)....................           36,300       *
H. Spencer Matthews(3)(4)......................           36,300       *
Mark Auerbach(3)(4)............................           47,000       *
Mony Ben-Dor(1)(2).............................                0       *
Robin O. Motz, M.D., Ph.D.(3)(4)...............           42,000       *
Robert I. Edinger(3)...........................           60,200       *
Robert M. Fisher, Jr.(3).......................           20,850       *
Stuart A. Rose, Ph.D.(3)(6)....................           29,000       *
All directors and executive officers
(as of 12/20/95) as a group
(10 persons)(3)(5).............................        1,348,850      6.9
_______
* Less than 1%.


(1)  The address of Clal and Mr. Ben-Dor is Clal House, 5 Dryuanov Street,
     Tel Aviv 63143, Israel. Of the 4,032,379 shares of Common Stock shown as beneficially owned by Clal, 2,027,272 shares are issued and outstanding and 2,005,107 shares are issuable upon exercise of issued and outstanding warrant(s) owned by Clal.

(2) Mr. Ben-Dor disclaims beneficial ownership of shares owned by Clal of which he is an officer.

(3) The business address of each of these individuals, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge
     Road, Spring Valley, New York 10977. Includes shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or prior to February 18, 1996 under the Company's stock option plans as follows: Mr. Sawyer, 1,000,000 shares; Ms. Sloane, 130,000; Dr. Van Woert, 69,000 shares; Mr. Maguire, 36,000 shares; Mr.
     Matthews, 36,000 shares; Mr. Auerbach, 47,000 shares; Dr. Motz, 42,000 shares; Mr. Edinger, 60,000 shares; Mr. Fisher, 20,000 shares; and Mr.
     Rose, 25,000 shares.

(4)  A director of the Company.

(5) Ms. Sloane was an executive officer and director of the Company until April 1, 1995.

(6) Includes 2,000 shares of Common Stock beneficially owned by Dr. Rose's spouse.

Voting Arrangements
-------------------

  The Company and Clal entered into a Stock Purchase Agreement, dated
March 25, 1995, as amended on May 1, 1995 (the "Stock Purchase Agreement"), pursuant to which Clal, on May 1, 1995, purchased 2,027,272 shares of Common Stock and the Company issued to Clal two warrants to purchase an aggregate of 2,005,107 shares of Common Stock (the "Warrants"). Under the Stock Purchase Agreement, Clal agreed to vote all of the shares of Common Stock held by it in favor of certain business combination transactions of the Company and certain sales of assets or securities of the Company (see "Certain Relationships and Related Transactions"). In addition, Clal has certain rights under the Stock Purchase Agreement to nominate directors to the Company's Board and committees thereof (see "Directors and Executive Officers of the Registrant--Directors").


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1995, the Company purchased a condominium for $192,500. The Company leases the condominium to Mr. Sawyer for a period equal to the term of his employment agreement at $1,800 per month, which represents the fair market value as determined by a disinterested third party (see "Executive Compensation Employment Agreements and Termination
Arrangements").

     On May 1, 1995, the Company consummated a strategic alliance with Clal consisting primarily of (i) the sale by the Company of 2,027,272 shares of the Company's Common Stock for $20,000,000, or $9.87 per share, (ii) the issuance by the Company of the Warrants and (iii) the formation of the Joint Venture to research and develop generic pharmaceutical products.
Mony Ben-Dor, a director of the Company, is also a director of Clal (see "Directors"). Prior to the closing of the Stock Purchase Agreement, Clal owned no shares of the Common Stock.

     The Stock Purchase Agreement included terms of the Company's and Clal's business relationship including issuance to Clal of 2,027,272 shares of Common Stock, rights to nominate board members, rights of first refusal, voting agreements, rights to invest in others, standstill agreements and agreements relating to the issuance of the Warrants.

     Subject to the satisfaction of certain conditions, Clal obtained the right to designate one or more of the members of the Company's Board of Directors and committees thereof and the right to designate a member of the Company's management (see "Directors and Executive Officers of the Registrant--Directors").

     Clal has a right of first refusal with respect to certain business combination transactions of the Company and certain sales of the assets or securities of the Company. Such right extends until May 1, 2000, provided that Clal, when exercising such right (i) has not sold or disposed of shares of Common Stock representing more than 337,045 shares of Common Stock and (ii) owns or has the right to acquire under the Warrants 16% of the Common Stock (the "Restricted Period"). If Clal does not exercise its first refusal rights with respect to any of the above-mentioned transactions, Clal will, subject to certain exceptions, be required to vote its shares of Common Stock in favor of such transactions. Such obligation will terminate upon the expiration of the Restricted Period. Clal has no obligation to vote its shares of Common Stock in favor of such a transaction if (i) Clal exercises its right of first refusal with respect to such transaction, (ii) less than 75% of the members of the Board (excluding member(s) of the Board nominated by Clal) votes against the transaction or (iii) any member of the Board (excluding member(s) of the Board nominated by Clal) votes against the transaction. In the event that Clal has an obligation to vote its shares in favor of such a transaction, Clal also has agreed to take such other actions reasonably required or appropriate to facilitate the consummation of the transaction. Clal has no obligation to vote its shares in favor of, or take other actions to facilitate, any such transaction if Clal notifies the Company that, in Clal's opinion, the consummation of such a transaction would be detrimental to the Company and/or its shareholders, except if the Company, in response to such a notice, delivers to Clal a fairness opinion from a nationally recognized investment banking firm.

     Under the Stock Purchase Agreement, the Company obtained the right to participate with Clal and certain of its affiliates in connection with pharmaceutical acquisitions and transactions. In connection therewith, the Company, in December 1995, consummated the purchase of 10% of the shares of Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest, for $1,000,000, obtained the right to nominate one member to the board of directors of Fine-Tech Ltd. and obtained the exclusive right to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America and the Caribbean (the "Americas"). Fine-Tech Ltd. has agreed not to sell such products to others in the Americas for so long as the Company maintains its exclusive right. Mony Ben-Dor, an officer of Clal and a director of the Company, is also a director of Fine-Tech Ltd.

     Clal has agreed to limit acquisitions, including acquisitions under the Warrants, of the Company's securities to 19.99% of the issued and outstanding Common Stock prior to May 1, 1998. In addition, Clal has agreed to limit such acquisitions to 25% of the issued and outstanding Common Stock after May 1, 1998. Clal has the right to tender for or purchase no less than 70% of the issued and outstanding Common Stock after May 1, 2000. These limitations expire six months following the expiration of the Restricted Period (the "Consent Period"). Clal also has the right to acquire up to 20% of any equity securities issued by the Company in an underwritten public offering so long as Clal, at the time, owns 10% of the issued and outstanding common Stock (assuming, for this purpose, the full exercise of the Warrants). Clal has also agreed to not sell or otherwise dispose of Common Stock or other securities convertible into Common Stock during the Consent Period unless such securities are registered or may be sold without registration under Rule 144 promulgated under the Securities Act of 1933 or are sold in certain business combination transactions, or unless the sale is approved by the Board (excluding member(s) of the Board nominated by Clal). Clal will limit, during the Consent Period, sales of Common Stock to any one person, entity or group to no more than 3% of the issued and outstanding Common Stock, except as otherwise permitted under the Stock Purchase Agreement.

     In consideration of the rights and benefits obtained by the Company under the Stock Purchase Agreement, the Company issued to Clal the two warrants. The Warrants entitle Clal to purchase up to 2,005,107 shares of Common Stock at an exercise price of $11.00 per share for the first year and $12.00 per share for the next two years. The Warrants are exercisable at any time until May 1, 1998, subject to earlier termination or redemption in certain circumstances. The Warrants provide that the number of shares of Common Stock issuable upon its exercise will be reduced by the number of shares of Common Stock, or securities exercisable or exchangeable for or convertible into, shares of Common Stock acquired by Clal in open market transactions.

     In consideration of the rights and benefits obtained by the Company under the Stock Purchase Agreement, the Company also granted to Clal certain registration rights under the Registration Rights Agreement (the "Registration Rights Agreement"). In general, Clal will not be able to freely sell the shares of Common Stock purchased by Clal or the shares of Common Stock issuable upon exercise of the Warrants without registration under applicable securities laws or unless an exemption from registration is available. Clal is entitled to two demand registrations of shares of Common Stock owned by Clal and one additional demand registration if the Warrants are exercised. In addition, the Company granted to Clal the right to register shares of Common Stock owned by Clal on each occasion that the Company registers shares of Common Stock, subject to certain limitations and exceptions.

     As part of the alliance formed by the Company and Clal on May 1, 1995, the Company and Clal formed the Joint Venture to research and develop generic pharmaceutical products (see "Business--General--Recent Developments"). In connection with the Joint Venture, the Company and Clal have granted the other certain manufacturing and distribution rights for products developed by each other and for products developed by the Joint Venture.

     The foregoing descriptions of certain terms of the Stock Purchase Agreement, the Warrants, the Registration Rights Agreement and the Joint Venture do not purport to be complete and are qualified in their entirety by reference to such documents, copies of which were filed as exhibits to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 12, 1995.

     From time to time, the Company has purchased, and may in the future continue to purchase, chemical components from Fine-Tech Ltd. The Company's purchases have been and will be on terms no less favorable than could be obtained from non-affiliated third parties.

     The Company believes that all of the above transactions were on terms that were fair and reasonable to the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 1996           PHARMACEUTICAL RESOURCES, INC.
                                                 (Registrant)


                                  By:   /s/ Kenneth I. Sawyer
                                  ------------------------------
                                   Kenneth I. Sawyer, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                                  By:  /s/ Robert J. Edinger
                                  ------------------------------
                                   Robert J. Edinger
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Secretary
                                   (Principal Accounting and
                                   Financial Officer)