Form 10-Q
period 1995-12-30
PHARMACEUTICAL RESOURCES INC
filed 1996-02-15
CIK 878088

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

                       For the quarterly period ended December 30, 1995




                                PHARMACEUTICAL RESOURCES, INC.
                     (Exact name of registrant as specified in its charter)


              NEW JERSEY                                     2-3122182
        (State or other jurisdiction of                    (I.R.S.Employer
        incorporation or organization)                 Identification Number)


        One Ram Ridge Road, Spring Valley, New York                  10977
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
Yes  X   No
   -----   ------


                                        18,179,810
           Number of shares of Common Stock outstanding as of February 5, 1996

             This is page 1 of 84 pages.  The exhibit index is on page 11.

                           PART I. FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS
                           PHARMACEUTICAL RESOURCES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)

                                                   December 30, September 30,
               ASSETS                                   1995          1995
                                                     (Unaudited)   (Audited)

Current assets:
  Cash and cash equivalents                            $  15,138      $  17,986
  Temporary investments                                      188            271
  Accounts receivable, net of allowances of
    $2,285,000 and $1,588,000                              8,072          9,011
  Inventories                                             16,724         15,364
  Prepaid expenses and other current assets                2,071          1,866
  Current deferred tax benefit                             3,598          4,172
                                                       ---------      ---------
    Total current assets                                  45,791         48,670

  Property, plant and equipment, at cost less
  accumulated depreciation and amortization               24,767         24,371
  Deferred charges and other assets                        1,904          1,883
  Investments                                              6,900          3,520
  Investment in joint venture                              1,913          2,037
  Non-current deferred tax benefit                        10,193         10,436
                                                       ---------      ---------
   Total assets                                        $  91,468      $  90,917
                                                       =========      =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Current portion of long-term debt                    $   1,612      $   1,470
  Accounts payable                                         5,932          6,422
  Accrued salaries and employee benefits                   2,252          2,336
  Accrued expenses and other current
    liabilities                                              689            705
  Estimated current liabilities of
    discontinued operations                                2,830          2,830
                                                       ---------      ---------
     Total current liabilities                            13,315         13,763

  Long-term debt, less current portion                     3,971          4,259
  Accrued pension liability                                  941            941
  Shareholders' equity:
    Common Stock, par value $.01 per share;
    authorized 60,000,000 shares; issued and
    outstanding 18,179,560 and 18,168,625 shares             182           182
  Additional paid in capital                              65,321         65,276
  Retained earnings                                        6,585          6,783
  Additional minimum liability related to defined
   benefit pension plan                                     (287)          (287)
  Unrealized gain on investment                            1,440           -
    Total shareholders' equity                            73,241         71,954
                                                       ---------      ---------
    Total liabilities and shareholders'
      equity                                           $  91,468      $  90,917

                                                       =========      =========

           The accompanying notes are an integral part of these statements.

                     PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)

                                                   Three Months Ended
                                               December 30      December 31
                                                   1995              1994

Net sales                                       $14,859          $17,031
Cost of goods sold                               10,762           10,731
                                                -------          -------
Gross margin                                      4,097            6,300

Operating expenses:
Research and development                            363              816
Selling, general and administrative               4,231            4,169
                                                 -------          -------
Total operating expenses                          4,594            4,985
                                                 -------          -------
Operating income (loss)                            (497)           1,315
Settlements                                         -              2,000
Other income                                        289               99
Interest expense                                   (121)            (128)
                                                 -------          ------
Income (loss) before provision (credit) for
  income taxes                                     (329)           3,286
Provision (credit) for income taxes                (131)           1,172
                                                 -------          ------
Net income (loss)                                  (198)           2,114
Dividend on preferred stock                          -              (303)
Retained earnings, beginning of year               6,783           6,164
                                                 -------          ------
Retained earnings, end of year                    $6,585          $7,975
                                                 =======          ======
Income (loss) per share of common stock:
 Net income (loss)                                $(.01)            $.13
                                                 =======          ======
Weighted average number of common and
   common equivalent shares outstanding          18,448           16,312
                                                 =======          ======




        The accompanying notes are an integral part of these statements.

                                      PHARMACEUTICAL RESOURCES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)
                                                  (Unaudited)

                                                          Three Months Ended
                                                   December 30,   December 31,
                                                        1995         1994
Cash flows from operating activities:
  Net income (loss)                                     $(198)     $2,114
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) by operating
      activities:
     Provision (credit) for income tax expense           (131)      1,172
     Joint venture research and development               153         -
     Depreciation and amortization                        730         621
     Allowances against accounts receivable              (697)       (450)
     Write-off of inventories                             316         279
     Other                                                (10)          8
 Changes in assets and liabilities:
      Decrease in accounts receivable                   1,636       2,066
    (Increase) in inventories                          (1,676)       (102)
    (Increase) in prepaid expenses and other assets      (233)     (2,480)
    (Decrease) in accounts payable                       (490)       (378)
    (Decrease) in accrued expenses and other
      liabilities                                        (101)       (461)
                                                       -------     -------
      Net cash provided by (used in) operating
       activities                                        (701)      2,389

Cash flows from investing activities:
      Capital expenditures                             (1,117)       (916)
      (Increase) in investment                         (1,000)         -
      (Increase) decrease in temporary investments         83          (2)
      Cash (used in) discontinued operations               (1)         (6)
                                                       -------     -------
      Net cash (used in) investing activities          (2,035)       (924)
 Cash flows from financing activities:
    Proceeds from issuance of capital stock                39         345
    Proceeds from issuance of notes payable and
       other debt                                       4,050          -
    Principal payments under long-term debt and other
       borrowings                                      (4,196)       (819)
    Payments due to stock conversion                       (5)         -
                                                       -------     -------
      Net cash (used in) financing activities            (112)       (474)

Net increase (decrease) in cash and cash equivalents   (2,848)        991
Cash and cash equivalents at beginning of period       17,986       3,130
                                                       -------     -------
Cash and cash equivalents at end of period            $15,138      $4,121
                                                      ========    =======

         The accompanying notes are an integral part of these statements.

                                  PHARMACEUTICAL RESOURCES, INC.
                                  NOTES TO FINANCIAL STATEMENTS
                                       December 30, 1995
                                           (Unaudited)


    Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally sold in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

Basis of Preparation:

     The accompanying financial statements at December 30, 1995 and for the three month periods ended December 30, 1995 and December 31, 1994 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1995 was derived from the audited financial statements at such date.

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

Investments:

     The Company has a distribution agreement with Sano Corporation ("Sano") which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. As part of the agreement, the Company invested $3,500,000 in the preferred stock of Sano over the prior two years. In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock converted into 513,888 shares of common stock, equivalent to an ownership position in Sano of approximately 6%. The investment is classified as an "available for sale security" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain investments in debt and equity securities be adjusted to fair market value at the end of each accounting period and unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity. In accordance with SFAS No. 115, the investment is recorded at its fair market value on December 30, 1995 of $11 1/2 per share, or $5,900,000, and the unrealized gain on the investment of $2,400,000, recorded net of taxes of $960,000, as a separate component in shareholders' equity.

     Additionally, the Company advanced Sano $1,075,000 in the current period and $2,429,000 in prior fiscal years as funding for the research and develop-ment costs of the generic transdermal products. Due to the uncertainty with re-spect to the collectability of such advances, the Company has expensed them and will treat them as income if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of outstanding advances from the Company. The Company has reflected this as a reduction of research and development expense in December 1995. The Company's agreement enables the remaining advances to be recovered through gross margin by obtaining a greater share of gross profits. As of December 30, 1995, there were outstanding advances to Sano of $2,000,000.

     In December 1995, the Company purchased a 10% interest in Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has significant ownership interest, for $1,000,000. In addition, the Company obtained the exclusive right to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America and the Caribbean.

                        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     The operating loss for the quarter ended December 30, 1995 of $497,000, which compares to operating income of $1,315,000 in the first quarter of fiscal 1995, is principally due to a sales and gross margin decline, as described below. The Company expects a continued decline in sales of one of its significant manufactured products which, if not offset by increased sales of other currently manufactured products or sales of new distributed or manufactured products, would result in continued declines in net sales, gross margins and, accordingly, profitability.

Net Sales

     Net sales for the three months ended December 30, 1995 decreased $2,172,000, or 13%, to $14,859,000 from the corresponding period of the prior fiscal year. Sales of manufactured products decreased due to lower pricing and decreased volumes of one of the Company's significant products, and generally lower pricing and decreased volumes of certain other manufactured products, caused principally by the introduction of competitive products by other drug manufacturers. Sales of distributed products for the quarter ended December 30, 1995 approximated the levels achieved in the corresponding period of the prior fiscal year.

     Levels of sales are principally dependent upon, among other things, (i) market penetration for the existing product line and competition, (ii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iii) introduction of new distributed products, (iv) reintroduction of previously manufactured products and (v) the level of customer service.

Gross Margin

     The Company's gross margin of $4,097,000 (28% of net sales) for the three months ended December 30, 1995 decreased $2,203,000 from $6,300,000 (37% of net sales) in the first quarter of the prior fiscal year. The gross margin for manufactured products decreased principally due to lower selling prices and decreased volumes resulting from the increased competition described above. Distributed products gross margins for the current three- month period decreased from the corresponding period of the prior fiscal year due principally to lower levels of sales allowances taken in fiscal 1995.

     Inventory write-offs, taken in the normal course of business, amounted to $316,000 and $279,000 for the three months ended December 30, 1995 and December 31, 1994, respectively. The inventory write-offs are related to the disposal of products due to short shelf life and inventory not meeting the Company's standards.

Operating Expenses

Research and Development
------------------------

         Gross research and development expenditures for the three months ended December 30, 1995 were $1,863,000 versus $816,000 for the three months ended December 31, 1994. The increase for the quarter is primarily the result of payments made to Sano Corporation ("Sano") in the current period of $1,075,000 for the development of generic transdermal products. During the quarter, the Company received from Sano a reimbursement of $1,500,000 for advances made to them in prior fiscal years for research and development expenses. As a result of this reimbursement, net research and development expenses for the quarter equalled $363,000. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano (see "Notes to Financial Statements - Investments").

         To further expand its product line, the Company continues to pursue alternatives to internal research and development, including joint ventures, licensing agreements and distribution agreements. In May 1995, the Company formed an alliance with Clal Pharmaceutical Industries Ltd. ("Clal") to develop, manufacture and distribute generic pharmaceuticals worldwide. A research and development Joint Venture, owned 49% by the Company and 51% by Clal, has been formed in Israel, and has identified approximately 35 products for research, which are expected to expand its product line in the future. In the current fiscal quarter, the Company recorded its share, $153,000, of the Joint Venture's research and development expenses.

         It is anticipated that the Company will continue to invest in internal research and development efforts in addition to pursuing other outside alternatives during future periods.


Selling, General and Administrative
-----------------------------------

         Selling, general and administrative costs were $4,231,000 (28% of net sales) for the three month period ended December 30, 1995 versus $4,169,000 (24% of net sales) for the corresponding period in the prior fiscal year. The increase in the period is primarily attributable to severance costs associated with a management reorganization and increased professional fees. Last year's costs included certain nonrecurring charges incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices, and costs associated with the termination of the broker network used by the Company to sell its products.

Settlement
----------

         In fiscal 1995, the Company resolved claims against former management members for recovery of, among other items, salaries and monies paid for indemnification. The settlement, in the form of cash and securities of the Company, was valued at $2,000,000.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Working capital of $32,476,000 represents a decrease of $2,431,000 from the last fiscal year end principally due to cash used for capital expenditures and for its investment in Fine-Tech Ltd., as discussed below. The working capital ratio of 3.4x declined from 3.5x at fiscal year end.

         As part of the alliance formed with Clal, the Company, during fiscal 1995, invested $1,960,000 in the research and development Joint Venture. The Company is committed to invest an additional $5,390,000 in the Joint Venture during the next two years. The Company also estimates that it could spend up to$1,000,000, subject to certain contingent events, in further research and development expenses with Sano over the next nine months.

         In December 1995 the Company purchased 10% of the shares of Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest, for $1,000,000 and obtained the exclusive right to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America and the Caribbean.

         If the Company incurs additional funding obligations under the exist-ing, or new, distribution and product development agreements, the Company ex-pects to fund such obligations with its working capital, including cash provided by operations, and if necessary by borrowings against its line of credit (see"-Financing"). The Company also intends to fund future possible acquisitions to expand its product line out of working capital, current borrowing capacity or additional sources of funding.

Financing

         In December 1995, the Company entered into a three-year, $16,000,000 unsecured revolving credit agreement and two three-year term loans totalling $4,000,000, replacing an existing revolving credit facility and certain outstanding term loans and outstanding industrial revenue bonds totalling approximately $4,000,000. The two term loans are secured by $4,000,000 of machinery and equipment. The interest rates charged on the revolving credit and one term loan are based on either Libor, the bank's cost of funds or the prime rate, all at the Company's option. Any borrowings at Libor or cost of funds will incur additional interest at spreads ranging from 3/4% to 1-1/4% based on certain Company financial ratios. The interest rate on the second term loan is based on Libor plus 1-3/4%. The Company also maintains a $350,000 line of credit at a second bank which is used to acquire and finance equipment. On December 30, 1995, the $209,000 outstanding under this line is also secured by certain assets of the Company.

         At December 30, 1995, the Company's debt of $5,583,000 is on a long-term basis to be repaid in monthly installments through 2001 and consists of the above described loans, a mortgage on one of the Company's properties, and capital leases.

                                            PART II. OTHER INFORMATION




Item 1.  Legal Proceedings.

                None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

      10.1      Commercial Revolving Loan and Term Loan Agreement, dated
                December 28, 1995, between Fleet Bank, N.A. and the Registrant
      10.2      Master Security Agreement, dated December 28, 1995, between
                Fleet Bank, N.A. and Par Pharmaceutical, Inc. ("Par")
      10.3      Equipment Security Agreement, dated December 28, 1995, between
                Fleet Bank, N.A. and Par
      10.4      Promissory Note, dated December 28, 1995, of the Registrant
      10.5      Master Security Agreement, dated December 28, 1995, between
                Fleet Bank, N.A. and Par Pharmaceutical, Inc. ("Par")
      10.6      Equipment Security Agreement, dated December 28, 1995, between
                Fleet Bank, N.A. and Par
      10.7      Cross Acceleration Agreement, dated December 28, 1995, between
                Fleet Bank, N.A. and the Registrant
      11        Computation of per share data.
      27        Financial Data Schedule.

                                                            SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PHARMACEUTICAL RESOURCES, INC.
                                                 (Registrant)




February 14, 1996                      /s/ Kenneth I. Sawyer
                                       -------------------------------
                                       Kenneth I. Sawyer
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




February 14, 1996                      /s/ Robert I. Edinger
                                       --------------------------------
                                       Robert I. Edinger
                                       Executive Vice President -
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)

                        EXHIBIT INDEX


     Exhibit Number    Description              Page Number

             10.1 Commercial Revolving Loan and Term Loan Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant

             10.2 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par Pharmaceutical, Inc. ("Par")

             10.3 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par

             10.4      Promissory Note, dated December 28, 1995, of the
                       Registrant

             10.5 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par Pharmaceutical, Inc. ("Par")

             10.6 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par

             10.7 Cross Acceleration Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant

             11        Computation of per share data

             27        Financial Data Schedule