Form 10-Q
period 1996-03-30
PHARMACEUTICAL RESOURCES INC
filed 1996-05-13
CIK 878088

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

                 For the quarterly period ended March 30, 1996



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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No_______
                                                   ------


                                  18,234,931
        Number of shares of Common Stock outstanding as of May 9, 1996

         This is page 1 of 13 pages.  The exhibit index is on page 11.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                             MARCH 30,      SEPTEMBER 30,
                           ASSETS                                              1996             1995
                           ------                                           -----------     -------------
                                                                            (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents                                                 $    13,622     $      17,986
  Temporary investments                                                             186               271
  Accounts receivable, net of allowances of
   $1,599 and $1,588                                                              7,833             9,011
  Inventories                                                                    17,241            15,364
  Prepaid expenses and other current assets                                       2,067             1,866
  Current deferred tax benefit                                                    3,830             4,172
                                                                            -----------     -------------
    Total current assets                                                         44,779            48,670

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       25,317            24,371

Deferred charges and other assets                                                 1,899             1,883

Investments                                                                       8,377             3,520

Investment in joint venture                                                       1,704             2,037

Non-current deferred tax benefit                                                  9,864            10,436
                                                                            -----------     -------------

   Total assets                                                             $    91,940     $      90,917
                                                                            ===========     =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Current portion of long-term debt                                         $     1,687     $       1,470
  Accounts payable                                                                6,262             6,422
  Accrued salaries and employee benefits                                          2,596             2,336
  Accrued expenses and other current liabilities                                    424               705
  Estimated current liabilities of discontinued operations                        2,825             2,830
                                                                            -----------     -------------

     Total current liabilities                                                   13,794            13,763

Long-term debt, less current portion                                              3,746             4,259

Accrued pension liability                                                           941               941

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,189,581 and 18,168,625 shares                         182               182
  Additional paid in capital                                                     65,393            65,276
  Retained earnings                                                               5,845             6,783
  Additional minimum liability related to defined benefit pension plan             (287)             (287)
  Unrealized gain on investment                                                   2,326                -
                                                                            -----------     -------------

    Total shareholders' equity                                                   73,459            71,954
                                                                            -----------     -------------

    Total liabilities and shareholders' equity                              $    91,940     $      90,917
                                                                            ===========     =============


       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                              SIX MONTHS ENDED      THREE MONTHS ENDED
                                                            --------------------   ---------------------
                                                            MARCH 30,   APRIL 1,   MARCH 30,    APRIL 1,
                                                              1996        1995        1996        1995
                                                            ---------   --------   ---------   ---------
Net sales                                                   $  30,220   $ 33,183   $  15,361   $  16,152
Cost of goods sold                                             21,953     21,210      11,191      10,479
                                                            ---------   --------   ---------   ---------
      Gross margin                                              8,267     11,973       4,170       5,673

Operating expenses:
  Research and development                                      1,582      1,977       1,219       1,161
  Selling, general and administrative                           8,510      7,988       4,279       3,819
                                                            ---------   --------   ---------   ---------
      Total operating expenses                                 10,092      9,965       5,498       4,980
                                                            ---------   --------   ---------   ---------
      Operating income (loss)                                  (1,825)     2,008      (1,328)        693

Settlements                                                       -        2,029         -            29
Other income                                                      471        149         182          50
Interest expense                                                 (206)      (246)       ( 85)       (118)
                                                            ---------   --------   ---------   ---------
Income (loss) before provision (credit) for income taxes       (1,560)     3,940      (1,231)        654
Provision (credit) for income taxes                              (622)     1,405        (491)        233
                                                            ---------   --------   ---------   ---------
NET INCOME (LOSS)                                                (938)     2,535        (740)        421
Dividend on preferred stock                                        -        (291)         -           12
Retained earnings, beginning of period                          6,783      6,164       6,585       7,975
                                                            ---------   --------   ---------   ---------
Retained earnings, end of period                            $   5,845   $  8,408   $   5,845   $   8,408
                                                            =========   ========   =========   =========

  NET INCOME (LOSS) PER SHARE OF COMMON STOCK               $    (.05)  $    .16   $    (.04)  $     .03
                                                                  ===        ===         ===         ===
Weighted average number of common and
  common equivalent shares outstanding                         18,403     16,095      18,434      16,096
                                                            =========   ========   =========   =========




       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                MARCH 30,    APRIL 1,
                                                                   1996        1995
                                                                ----------   ---------

Cash flows from operating activities:
Net income (loss)                                               $     (938)  $   2,535

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Provision (credit) for income tax expense                           (622)      1,405
  Joint venture research and development                               353          -
  Common stock for research and development                             -          150
  Depreciation and amortization                                      1,417       1,233
  Allowances against accounts receivable                               (11)       (905)
  Write-off of inventories                                             629         805
  Other                                                                (10)         (2)
 Changes in assets and liabilities:
  Decrease in accounts receivable                                    1,189       3,755
  (Increase) in inventories                                         (2,506)       (822)
  (Increase) in prepaid expenses and other assets                     (268)     (2,344)
  Increase (decrease) in accounts payable                             (160)        184
  (Decrease) in accrued expenses and other liabilities                 (21)       (336)
                                                                ----------   ---------
    Net cash provided by (used in) operating activities               (948)      5,658

Cash flows from investing activities:
  Capital expenditures                                              (2,314)     (1,813)
  (Increase) in investments                                         (1,000)         -
  (Increase) decrease in temporary investments                          85          (5)
  Cash (used in) discontinued operations                                (4)         (8)
                                                                ----------   ---------
    Net cash (used in) investing activities                         (3,233)     (1,826)

Cash flows from financing activities:
  Proceeds from issuance of capital stock                              118         716
  Proceeds from issuance of notes payable and other debt             4,307          -
  Principal payments under long-term debt and other borrowings      (4,603)     (1,131)
  Preferred dividends paid                                              -         (310)
  Payments due to stock conversion                                      (5)         -
                                                                ----------   ---------
    Net cash (used in) financing activities                           (183)       (725)

Net increase (decrease) in cash and cash equivalents                (4,364)      3,107
Cash and cash equivalents at beginning of period                    17,986       3,130
                                                                ----------   ---------
Cash and cash equivalents at end of period                      $   13,622   $   6,237
                                                                ==========   =========




       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 30, 1996
                                  (UNAUDITED)

          Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally sold in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

BASIS OF PREPARATION:

          The accompanying financial statements at March 30, 1996 and for the six month and three month periods ended March 30, 1996 and April 1, 1995 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1995 was derived from the audited financial statements at such date.

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

INVESTMENTS:

          The Company has a distribution agreement with Sano Corporation ("Sano") which gives the Company the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. As part of the agreement, the Company invested $3,500,000 in the preferred stock of Sano during fiscal 1994 and 1995. In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock of Sano converted into 513,888 shares of common stock. The investment is classified as an "available for sale security" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Standard requires that certain investments in debt and equity securities be adjusted to fair market value at the end of each accounting period and unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity.
In accordance with SFAS No. 115, the investment is recorded at its fair market value on March 30, 1996 of $14 3/8 per share, or $7,377,000, and the unrealized gain on the investment of $3,877,000, recorded net of taxes of $1,551,000, as a separate component in shareholders' equity.

          Additionally, the Company advanced Sano $1,075,000 in the current six month period and $2,429,000 in prior fiscal years as funding for the research and development costs of certain generic transdermal products. Due to the uncertainty with respect to the collectability of such advances, the Company has expensed them and will offset research and development costs if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of outstanding advances from the Company. The Company has reflected this as a reduction of research and development cost in the six month period ended March 30, 1996. Until outstanding advances to Sano are repaid in full, the Company is entitled to receive a greater share of gross profits than it would otherwise be entitled to on products distributed under its agreement with Sano. Any such greater share of gross profits paid to the Company will be applied to offset the advances to Sano. As of March 30, 1996, there were outstanding advances to Sano of $2,000,000.

          In December 1995, the Company purchased a 10% interest in Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal Pharmaceutical Industries Ltd. has a significant ownership interest, for $1,000,000. Clal Pharmaceutical Industries Ltd. is a significant stockholder of the Company and, through its subsidiary, owns 51% of a research and development joint venture in which the Company, through its subsidiary, owns 49%. In addition, the Company obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

          The Company incurred operating losses for the six month and three month periods ended March 30, 1996 of $1,825,000 and $1,328,000, respectively, compared to operating income of $2,008,000 and $693,000 in the corresponding periods of the prior fiscal year. The losses are principally due to sales and gross margin declines, as described below. Due principally to increased competition, the Company expects a continued decline in sales of its currently distributed products and in manufactured products which, if not offset by increased sales of other currently manufactured products or sales of new distributed or manufactured products, will result in continued declines in net sales and gross margins and, accordingly, result in further losses.

          The Company plans to increase investments in research and development efforts. In addition, the Company is pursuing additional products for sale through new and existing distribution agreements and research and development joint ventures. The Company anticipates introducing one or more new products in the next fiscal year as a result of its research and development efforts and distribution agreements. No assurance can be given that any additional products for sale by the Company will result or that sales of additional products will reduce expected losses or return the Company to profitability.

          This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements, including those concerning management's expectations regarding future financial performance and future events. Actual results may differ materially from those anticipated by such forward-looking statements.

NET SALES

          Net sales of $30,220,000 for the six months ended March 30, 1996 decreased $2,963,000, or 9%, from the corresponding period of the prior fiscal year. The decline is primarily due to decreased sales of manufactured products which resulted in large part from lower pricing and decreased volumes of one of the Company's significant products. The sales decline was caused principally by the introduction of competitive products by other drug manufacturers. Increased sales of a lower margin distributed product partially offset the decline in sales of manufactured products.

          Net sales for the current quarter are $15,361,000 compared to $16,152,000 (or 5% lower) in the corresponding quarter of last year. The decline is principally attributable to the lower sales of a certain significant manufactured product, as discussed above, partially offset by increased sales of a lower margin distributed product.

          Levels of sales are principally dependent upon, among other things,
(i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products and (v) the level of customer service.

GROSS MARGIN

          The Company's gross margin of $8,267,000 (27% of net sales) for the six months ended March 30, 1996 decreased $3,706,000 from $11,973,000 (36% of net sales) in the prior fiscal year. The gross margin decline is primarily due to lower selling prices and decreased volumes of certain significant manufactured products resulting from increased competition. Gross margins on distributed products for the current six month period also decreased from the comparable period of last year principally due to lower sales levels of higher margin products and increased sales of a lower margin product.

          The gross margin in the current quarter of $4,170,000 (27% of net sales) is $1,503,000 lower than the margin of $5,673,000 (35% of net sales) in the corresponding quarter of the prior year. The decline is primarily attributable to the lower sales of a certain significant manufactured product discussed above.

          Inventory write-offs, taken in the normal course of business, amounted to $629,000 and $313,000 for the six and three month periods, respectively, ended March 30, 1996 compared to $805,000 and $526,000 in the corresponding periods of the prior year. The inventory write-offs are related to the disposal of products due to short shelf life and inventory not meeting the Company's standards.

OPERATING EXPENSES
Research and Development

          Gross research and development expenses for the six months ended March 30, 1996 were $3,082,000 versus $1,977,000 for the six months ended April 1, 1995. The increase is primarily the result of payments made to Sano Corporation ("Sano") of $1,075,000 for the development of certain generic transdermal products. During the first quarter of fiscal 1996, the Company received from Sano a reimbursement of $1,500,000 for advances made to them in prior fiscal years for research and development expenses. As a result of this reimbursement, net research and development expenses for the six months ended March 30, 1996 equalled $1,582,000. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano (see "Notes to Financial Statements - Investments").

          Research and development expenses in the current three month period of $1,219,000 are comparable to $1,161,000 for the corresponding period in the prior year.

          To further expand its product line, the Company continues to pursue alternatives to internal research and development, including joint ventures, licensing agreements and distribution agreements. In May 1995, the Company formed an alliance with Clal Pharmaceutical Industries Ltd. ("Clal") to develop, manufacture and distribute generic pharmaceuticals worldwide. A research and development joint venture, formed in Israel and owned 49% by the Company and 51% by Clal, has commenced operations and identified approximately 35 products for research. The Company recorded its share of such joint venture's research and development expenses of $353,000 and $201,000 in the current six and three month periods, respectively.

 Selling, General and Administrative

          Selling, general and administrative costs were $8,510,000 (28% of net sales) for the six month period ended March 30, 1996 versus $7,988,000 (24% of net sales) for the corresponding period in the prior fiscal year. The increase in the period is primarily attributable to severance costs, costs related to implementing information systems, increased marketing costs and professional fees. The corresponding period for last year included certain non-recurring charges incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices and costs associated with the termination of the broker network used by the Company to sell its products.

          In the current quarter, selling, general and administrative costs of $4,279,000 (28% of net sales) increased $460,000 from $3,819,000 (24% of net sales) in the corresponding quarter of last year. The increase is primarily the result of marketing costs related to the planned introduction of two new products and the implementation of information systems to support the Company's sales, marketing, and manufacturing operations.

 Settlements

          In fiscal 1995, the Company resolved claims against former management members for recovery of, among other items, salaries and monies paid for indemnification. The settlements, in the form of cash and securities of the Company, were valued at $2,029,000.

Other Income

          Other income for the six and three month periods increased to $471,000 and $182,000, respectively, from $149,000 and $50,000 in the corresponding periods of the prior fiscal year primarily due to interest income on short term treasury obligations.

Income Taxes

          As a result of the operating losses incurred for the six and three month periods ended March 30, 1996, the Company recorded an income tax benefit of $622,000 and $491,000, respectively, which had the effect of reducing the Company's operating losses. In the corresponding periods of the prior year, the Company recorded income tax expense of $1,405,000 and $233,000, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

          Working capital of $30,985,000 at March 30, 1996 represents a decrease of $3,922,000 from September 30, 1995 principally due to cash used for capital expenditures and for its investment in Fine-Tech Ltd., as discussed below. The working capital ratio of 3.2x declined from 3.5x at fiscal year end.

          As part of the alliance formed with Clal, the Company invested
$1,960,000 in the research and development joint venture in fiscal 1995.   The
Company is required to invest an additional $5,390,000 in the joint venture during fiscal years 1996 and 1997. The Company also estimates that it could spend up to $2,000,000, subject to certain contingent events, in further research and development expenses with Sano during the third and fourth fiscal quarters of 1996.

          In December 1995, the Company purchased 10% of the shares of Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest, for $1,000,000 and obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean.

          If the Company incurs additional funding obligations under the existing or any new distribution and product development agreements, the Company expects to fund such obligations with its working capital, including cash provided by operations, and if necessary by borrowings against its line of credit (see"--Financing"). The Company also intends to fund future possible acquisitions to expand its product line out of working capital, current borrowing capacity or additional sources of funding which may be available at such time. There can be no assurance that the Company will complete any acquisition in the future.

FINANCING

          In December 1995, the Company entered into a three-year, $16,000,000 unsecured revolving credit agreement and two three-year term loans totalling $4,000,000, replacing a prior revolving credit facility and certain outstanding term loans and outstanding industrial revenue bonds totalling approximately $4,000,000. The two term loans are secured by certain machinery and equipment. The interest rates charged on the revolving credit and one term loan are based on either Libor, the bank's cost of funds or the prime rate, all at the Company's option. Any borrowings at Libor or cost of funds will incur additional interest at spreads ranging from 3/4% to 1 1/4% based on certain Company financial ratios. The interest rate on the second term loan is based on Libor plus 1 3/4%. At March 30, 1996, the Company had borrowed $427,000, secured by certain assets of the Company purchased under a line of credit maintained at a second bank.

     At March 30, 1996, the Company's debt of $5,433,000 is being repaid in monthly installments through 2001 and consists of the above described loans, a mortgage on one of the Company's properties, and capital leases.

                          PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------   --------------------------------

     (a)  Exhibits:

          11 - Computation of per share data.
          27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PHARMACEUTICAL RESOURCES, INC.
                         ------------------------------
                          (Registrant)



May 13, 1996             /s/ Kenneth I. Sawyer
                         -------------------------------------
                         Kenneth I. Sawyer
                         President and Chief Executive Officer
                         (Principal Executive Officer)




May 13, 1996             /s/ Robert I. Edinger
                         -------------------------------------
                         Robert I. Edinger
                         Executive Vice President - Chief Financial Officer and
                         Secretary
                         (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number          Description                      Page Number
- --------------          -----------                      -----------
11                      Computation of per share data        12
27                      Financial Data Schedule              13