Form 10-Q
period 1996-06-29
PHARMACEUTICAL RESOURCES INC
filed 1996-08-13
CIK 878088

                                 Commission File Number 1-10827


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________

                                  FORM 10--Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1996



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


      Registrant's telephone number, including area code: (914) 425-7100



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   ------  ------


                                  18,666,629
      Number of shares of Common Stock outstanding as of August 5 , 1996

         This is page 1 of 15 pages.  The exhibit index is on page 13.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                       June 29,   September 30,
                        ASSETS                           1996         1995
                        ------                         --------     --------
                                                     (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                            $ 5,163       $17,986
  Temporary investments                                    189           271
  Accounts receivable, net of allowances of
   $1,314 and $1,588                                     8,700         9,011
  Inventories                                           19,968        15,364
  Prepaid expenses and other current assets              1,558         1,866
  Current deferred tax benefit                           4,897         4,172
                                                       -------       -------
    Total current assets                                40,475        48,670

Property, plant and equipment, at cost less
 accumulated depreciation and amortization              25,901        24,371

Deferred charges and other assets                        1,234         1,883

Investments                                              8,955         3,520

Investment in joint venture                              3,203         2,037

Non-current deferred tax benefit                        11,191        10,436
                                                       -------       -------

   Total assets                                        $90,959       $90,917
                                                       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                    $ 1,680       $ 1,470
  Accounts payable                                       5,189         6,422
  Accrued salaries and employee benefits                 3,023         2,336
  Accrued expenses and other current liabilities           723           705
  Estimated current liabilities of discontinued
  operations                                             2,823         2,830
                                                       -------       -------

     Total current liabilities                          13,438        13,763

Long-term debt, less current portion                     3,359         4,259

Accrued pension liability                                  941           941

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized
   60,000,000 shares; issued and outstanding
   18,654,062 and 18,168,625 shares                        186           182
  Additional paid in capital                            67,734        65,276
  Retained earnings                                      2,915         6,783
  Additional minimum liability related to defined
  benefit pension plan                                    (287)         (287)
  Unrealized gain on investment                          2,673             -
                                                       -------       -------

    Total shareholders' equity                          73,221        71,954
                                                        -------      -------

    Total liabilities and shareholders' equity         $90,959       $90,917
                                                       =======       =======

        The accompanying notes are an integral part of these statements.

                                     --2--

                         PHARMACEUTICAL RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                       Nine Months Ended    Three Months Ended
                                      -------------------  --------------------
                                       June 29,  July 1,    June 29,   July 1,
                                         1996    1995/a/     1996      1995/a/
                                       -------- ---------   --------- ---------
Net sales                              $45,008    $49,013    $14,788   $15,830
Cost of goods sold                      34,031     32,833     12,078    11,623
                                       -------    -------    -------   -------
         Gross margin                   10,977     16,180      2,710     4,207

Operating expenses:
  Research and development               4,319      3,385      2,737     1,408
  Selling, general and
   administrative                       12,876     11,944      4,366     3,956
  Restructuring charge                     549          -        549         -
                                       -------    -------    -------   -------
      Total operating expenses          17,744     15,329      7,652     5,364
                                       -------    -------    -------   -------
      Operating income (loss)           (6,767)       851     (4,942)   (1,157)

Settlements                                  -      2,029          -         -
Other income                               631        338        160       189
Interest expense                          (310)      (381)     ( 104)     (135)
                                           ---        ---       ----       ---
Income (loss) before
 provision (credit) for
 income taxes                           (6,446)     2,837     (4,886)   (1,103)
Provision (credit) for
 income taxes                           (2,578)     1,045     (1,956)     (360)
                                         -----      -----     -------      ---
Net income (loss)                       (3,868)     1,792     (2,930)     (743)

Dividend on preferred stock                  -          8/b/       -       299/c/

Retained earnings,
 beginning of period                     6,783      6,164      5,845     8,408
                                         -----      -----      -----     -----
Retained earnings, end of
 period                                 $2,915     $7,964     $2,915    $7,964
                                         =====      =====      =====     =====

  Net income (loss) per
   share of common stock                 $(.21)      $.11      $(.16)    $(.04)
                                           ===        ===        ===       ===
Weighted average number of
 common and common equivalent
 shares outstanding                     18,453     16,784     18,505    17,382
                                        ======     ======     ======    ======

/a/Reclassified certain items to conform to current year's presentation. /b/Reversal of dividend previously recorded due to preferred stock conversions. /c/Reversal of dividend previously recorded due to the mandatory conversion of preferred shares on July 31, 1995.



        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                             -------------------
                                                                             June 29,   July 1,
                                                                               1996     1995/a/
                                                                             ---------  --------

Cash flows from operating activities:
  Net income (loss)                                                          $ (3,868)  $ 1,792

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Provision (credit) for income tax expense                                  (2,578)    1,045
    Payment of tax audit settlement                                                 -      (995)
    Joint venture research and development                                        324         -
    Restructuring charge                                                          549         -
    Common stock for research and development                                       -       150
    Depreciation and amortization                                               2,138     1,904
    Allowances against accounts receivable                                        274    (1,167)
    Write-off of inventories                                                      932     1,571
    Other                                                                         (12)        -
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                37     1,682
    (Increase) in inventories                                                  (5,536)   (2,134)
    (Increase) decrease in prepaid expenses and other assets                      936      (622)
    Increase (decrease) in accounts payable                                    (1,371)      325
    Increase (decrease) in accrued expenses and other
     liabilities                                                                  294      (357)
                                                                             --------   -------
       Net cash provided by (used in) operating activities                     (7,881)    3,194

  Cash flows from investing activities:
    Capital expenditures                                                       (3,650)   (3,048)
    (Increase) in investments                                                  (2,470)   (4,610)
    (Increase) decrease in temporary investments                                   82        (4)
    Cash (used in) discontinued operations                                         (6)      (10)
                                                                             --------   -------
       Net cash (used in) investing activities                                 (6,044)   (7,672)

  Cash flows from financing activities:
    Proceeds from issuance of capital stock                                     1,797    21,524
    Proceeds from issuance of notes payable and other debt                      4,342     1,000
    Principal payments under long-term debt and other
     borrowings                                                                (5,032)   (2,461)
    Preferred dividends paid                                                        -      (310)
    Payments due to stock conversion                                               (5)        -
                                                                             --------   -------
       Net cash provided by financing activities                                1,102    19,753

  Net increase (decrease) in cash and cash equivalents                        (12,823)   15,275
  Cash and cash equivalents at beginning of period                             17,986     3,130
                                                                             --------   -------
  Cash and cash equivalents at end of period                                 $  5,163   $18,405
                                                                             ========   =======


/a/Reclassified certain items to conform to current year's presentation.



        The accompanying notes are an integral part of these statements.

                                     --4--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 29, 1996
                                  (Unaudited)

          Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally sold in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

Basis of Preparation:

          The accompanying financial statements at June 29, 1996 and for the nine month and three month periods ended June 29, 1996 and July 1, 1995 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1995 was derived from the audited financial statements at such date.

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

Investments:

          The Company has a distribution agreement with Sano Corporation ("Sano") which gives the Company the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. As part of the agreement, the Company invested $3,500,000 in the preferred stock of Sano during fiscal 1994 and 1995. In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock of Sano converted into 513,888 shares of common stock. The investment is classified as an "available for sale security" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Standard requires that certain investments in debt and equity securities be adjusted to fair market value at the end of each accounting period and unrealized gains or losses, net of tax, recorded as a separate component of shareholders' equity.
In accordance with SFAS No. 115, the investment is recorded at its fair market value on June 29, 1996 of $15 1/2 per share, or $7,955,000, and the unrealized gain on the investment of $4,455,000, recorded net of taxes of $1,782,000, as a separate component in shareholders' equity.

          Additionally, the Company advanced Sano $2,942,000 in the current nine month period and $2,429,000 in prior fiscal years as funding for the research and development costs of certain generic transdermal products. Due to the uncertainty with respect to the collectability of such advances, the Company has expensed them and will offset research and development costs if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of outstanding advances from the Company. The Company has reflected this as a reduction of research and development cost in the nine month period ended June 29, 1996. Until outstanding advances to Sano are repaid in full, the Company is entitled to receive a greater share of gross profits than it would otherwise be entitled to on products distributed under its agreement with Sano. Any such greater share of gross profits paid to the Company will be applied to offset the advances to Sano. As of June 29, 1996, there were outstanding advances to Sano of $3,871,000.

          In December 1995, the Company purchased a 10% interest in Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal Pharmaceutical Industries Ltd. ("Clal") has a significant ownership interest, for $1,000,000. Clal is a significant stockholder of the Company and, through its subsidiary, owns 51% of a research and development joint venture in which the Company, through its subsidiary, owns 49%. In addition, the Company obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean.

                                     --5--

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--Continued
                                 June 29, 1996
                                  (Unaudited)

Commitments, Contingencies and Other Matters:

Legal Proceedings:

          In June 1996, the Company settled a claim with its insurance carrier, filed in fiscal 1995, for $1,455,000 related to the interruption of business at one of its manufacturing facilities. The settlement favorably affected the gross margin by $618,000 in the current period.

Restructuring:

          Recently, the Company implemented a restructuring of its operations in an effort to reduce costs and increase operating efficiencies. The restructuring provided for a reduction of the work force including the layoff of forty nine employees in various manufacturing, administrative, and development functions, a reorganization of certain personnel, and a planned reduction in spending on advertising, marketing, professional services and, to a lesser extent, on internal and external research and development.

          A liability of $549,000 was established in the current period for the cost of the restructuring and the subsequent charge to expense is classified as "Restructuring charge" on the statement of operations. The charge includes $424,000 for severance pay, employee benefits, and outplacement services and $125,000 in consulting and legal fees. The amount of actual termination benefits paid will be charged against the liability as they are incurred.

                                     --6--

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

          The Company incurred operating losses for the nine month and three month periods ended June 29, 1996 of $6,767,000 and $4,942,000, respectively, compared to operating income of $851,000 and a loss of $1,157,000 in the corresponding periods of the prior fiscal year. The losses are principally due to sales and gross margin declines, as described below. Due principally to increased competition, the Company expects a continued decline in sales of certain of its currently distributed products and manufactured products. These declines, if not offset by increased sales of other currently manufactured products or sales of new distributed or manufactured products, will result in continued declines in net sales and gross margins and, accordingly, result in further losses. In response to recent results and industry trends, the Company has implemented in the fourth quarter of fiscal 1996 a restructuring of its operations in an effort to reduce costs and increase operating efficiencies (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters-- Restructuring").

          The continued price and profit margin erosion on certain of the Company's products reflects a trend currently being experienced in the generic drug industry in general in the United States. The factors contributing to the intense competition, which have recently accelerated and affect both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) competition from brand name drug manufacturers selling generic versions of their drugs, (iii) increased ability of competitors to quickly enter the market after patent expiration diminishing the amount and duration of significant profits, and (iv) willingness of generic drug customers to switch among pharmaceutical manufacturers.

          The Company plans to continue to invest in its internal research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements and research and development joint ventures. There have been no significant sales of any new manufactured or distributed products introduced in the current fiscal year. The Company anticipates introducing one or more new products in the next fiscal year as a result of its research and development efforts and distribution agreements. No assurance can be given that any additional products for sale by the Company will result or that sales of additional products will reduce losses or return the Company to profitability.

          Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and research and development joint ventures and (iii) research and development project delays or delays in obtaining regulatory approvals.

Net Sales

          Net sales of $45,008,000 for the nine months ended June 29, 1996 decreased $4,005,000, or 8%, from the corresponding period of the prior fiscal year. The decline is primarily due to decreased sales of manufactured products which resulted in large part from lower pricing and continuing decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products. The sales decline was caused principally by the introduction of competitive products by other drug manufacturers. Increased sales of a lower margin distributed product partially offset the decline in sales of manufactured products.

          Net sales for the current quarter are $14,788,000 compared to $15,830,000 (or 7% lower) in the corresponding quarter of last year. The decline is principally attributable to the continuing lower sales of certain significant manufactured products, as discussed above, partially offset by increased sales of a lower margin distributed product.

                                     --7--

          Levels of sales are principally dependent upon, among other things,
(i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products and (v) the level of customer service.

Gross Margin

          The Company's gross margin of $10,977,000 (24% of net sales) for the nine months ended June 29, 1996 decreased by $5,203,000 from $16,180,000 (33% of net sales) in the prior fiscal year. The gross margin decline is primarily due to continuing lower selling prices and decreased volumes of certain significant manufactured products resulting from increased competition partially offset by the recording of $618,000 in income from a settlement between the Company and its insurance carrier for interrupted business at one of its facilities in fiscal 1995 (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters--Legal proceedings"). Gross margins on distributed products for the current nine month period also decreased from the comparable period of last year principally due to continuing lower sales levels of higher margin products and increased sales of a lower margin product.

          The gross margin in the current quarter of $2,710,000 (18% of net sales) is $1,497,000 lower than the margin of $4,207,000 (27% of net sales) in the corresponding quarter of the prior year. The decline is primarily attributable to the continuing lower sales of certain significant manufactured products, as discussed above. The decline in the gross margin was partially offset by the recording of $618,000 in income from an insurance settlement, as discussed above.

          Inventory write-offs, taken in the normal course of business, amounted to $932,000 and $303,000 for the nine and three month periods ended June 29, 1996, respectively, compared to $1,571,000 and $766,000 in the corresponding periods of the prior year. The inventory write-offs are related to the disposal of products due to short shelf life and inventory not meeting the Company's standards.


Operating Expenses

 Research and Development

          Gross research and development expenses for the nine months ended June 29, 1996 are $5,819,000 versus $3,385,000 for the nine months ended July 1, 1995. The increase is primarily the result of payments made to Sano Corporation ("Sano") of $2,942,000 for the development of certain generic transdermal products. During the first quarter of fiscal 1996, the Company received a reimbursement of $1,500,000 from Sano for advances made to them in prior fiscal years for research and development expenses. As a result of this reimbursement, net research and development expenses for the nine months ended June 29, 1996 equalled $4,319,000. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano (see "Notes to Financial Statements - Investments").

          Research and development expenses in the current three month period of $2,737,000 increased from $1,408,000 for the corresponding period in the prior year primarily as a result of increased Sano payments.

          To further expand its product line, the Company is continuing its efforts to introduce new products from internal research and development and from existing joint ventures, as well as searching for additional research and development joint ventures. In May 1995, the Company formed an alliance with Clal Pharmaceutical Industries Ltd. ("Clal") to develop, manufacture and distribute generic pharmaceuticals worldwide. A research and development joint venture, formed in Israel and owned 49% by the Company and 51% by Clal, has commenced operations and identified approximately 35 products for research. The Company recorded its share of such joint venture's research and development expenses of $324,000 for the current nine month period.

                                     --8--

 Selling, General and Administrative

          Selling, general and administrative costs are $12,876,000 (29% of net sales) for the nine month period ended June 29, 1996 versus $11,944,000 (24% of net sales) for the corresponding period in the prior fiscal year. The increase in the period is primarily attributable to severance costs, costs related to implementing information systems to support the Company's sales, marketing, and manufacturing operations, increased advertising and developmental marketing costs and fees for consulting and professional services. The corresponding period for last year included certain non-recurring charges incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices and costs associated with the termination of the broker network used by the Company to sell its products.

          In the current quarter, selling, general and administrative costs of $4,366,000 (30% of net sales) increased $410,000 from $3,956,000 (25% of net sales) in the corresponding quarter of last year. The increase is primarily the result of developmental marketing costs related to the introduction of a new product and higher professional fees.

 Restructuring Charge

          The Company recorded a restructuring charge of $549,000 in the current period to provide for costs associated with the reduction and reorganization of current personnel. The implementation of the restructuring plan, which also includes a reduction in spending in advertising, marketing, professional services and, to a lesser extent, on internal and external research and development, will reduce operating costs in subsequent periods (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters-- Restructuring").

 Settlements

          In fiscal 1995, the Company resolved claims against former management members for recovery of, among other items, salaries and monies paid for indemnification. The settlements, in the form of cash and securities of the Company, were valued at $2,029,000.

Other Income

          Other income for the nine month period increased to $631,000 from $338,000 in the corresponding period of the prior fiscal year primarily due to interest income on short term treasury obligations. For the three month period, other income, principally consisting of interest, is $160,000 compared to $189,000 for the same period of the prior year.

Income Taxes

          As a result of the operating losses incurred for the nine and three month periods ended June 29, 1996, the Company recorded an income tax benefit of $2,578,000 and $1,956,000, respectively, which had the effect of reducing the Company's operating losses. In the corresponding periods of the prior year, the Company recorded income tax expense of $1,045,000 and a benefit of $360,000, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

          Working capital of $27,037,000 at June 29, 1996 represents a decrease of $7,870,000 from September 30, 1995. The decrease is principally due to the use of cash for capital expenditures, for investments in the research and development joint venture and Fine-Tech Ltd., as discussed below, and to fund the operating loss. The working capital ratio of 3.0x declined from 3.5x at fiscal year end. Increased inventory levels are related to the building of inventories of new products and of certain manufactured products to assure customer service levels.

                                     --9--

          As part of the alliance formed with Clal, the Company invested $1,960,000 in the research and development joint venture in fiscal 1995 and $1,470,000 was invested during the third quarter of fiscal 1996. The Company is required to invest an additional $3,920,000 in the joint venture through fiscal 1997. The Company does not anticipate any further payments to Sano for research and development expenses during the remainder of the current fiscal year.

          In December 1995, the Company purchased 10% of the shares of Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest, for $1,000,000 and obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean.

          If the Company continues to incur operating losses or incurs additional funding obligations under the existing or any new distribution and product development agreements, the Company expects to fund such obligations with its working capital, and if necessary by borrowings against its line of credit, to the extent then available (see"--Financing").

Financing

          In December 1995, the Company entered into a three-year, $16,000,000 unsecured revolving credit agreement and two three-year term loans totalling $4,000,000, replacing a prior revolving credit facility and certain outstanding term loans and outstanding industrial revenue bonds totalling approximately $4,000,000. The two term loans are secured by certain machinery and equipment. The interest rates charged on the revolving credit and one term loan are based on either Libor, the bank's cost of funds or the prime rate, all at the Company's option. Any borrowings at Libor or cost of funds will incur additional interest at spreads ranging from 3/4% to 1 1/4% based on certain Company financial ratios. The interest rate on the second term loan is based on Libor plus 1 3/4%. At June 29, 1996, the Company had borrowed $407,000, secured by certain assets of the Company purchased under a line of credit maintained at a second bank.

     At June 29, 1996, the Company's debt of $5,039,000 is being repaid in monthly installments through 2001 and consists of the above described loans, a mortgage on one of the Company's properties, and capital leases.

                                     --10--

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



                                        PHARMACEUTICAL RESOURCES, INC.
                                        ------------------------------
                                         (Registrant)



August 13, 1996                         /s/ Kenneth I. Sawyer
                                        ------------------------------
                                        Kenneth I. Sawyer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




August 13, 1996                         /s/ Robert I. Edinger
                                        ------------------------------
                                        Robert I. Edinger
                                        Executive Vice President - Chief
                                        Financial Officer and Secretary
                                        (Principal Accounting and Financial
                                        Officer)

                                     --12--

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number                  Description                          Page Number
- --------------                  ------------                         -----------

11                              Computation of per share data             14

27                              Financial Data Schedule                   15

                                    --13--