Form 10-K405
period 1996-09-30
PHARMACEUTICAL RESOURCES INC
filed 1996-12-30
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For Fiscal Year Ended September 30, 1996

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

          Title of Class            Name of each exchange on which registered
                                    The New York Stock Exchange, Inc.
     Common Stock $.01 par value    The Pacific Stock Exchange, Inc.
     ---------------------------    --------------------------------
                                    The New York Stock Exchange, Inc.
     Common Stock Purchase Rights   The Pacific Stock Exchange, Inc.
     ----------------------------   --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:     Yes     X     No
                                            ------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K x
         ---

                               $73,988,128


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 1996 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

                                  18,696,652
      Number of shares of common stock outstanding as of December 20, 1996
                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENTS                                        PARTS OF FORM 10-K
                                                             INTO WHICH DOCUMENT
                                                               IS INCORPORATED

Form 8-K of Registrant Filed September 8, 1995,
 as amended on October 4, 1995 and October 12, 1995            Part II, Item 9

                                    PART  I


     ITEM 1.  Business.
     ------   --------

     GENERAL

               Pharmaceutical Resources, Inc. ("PRI") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. In May 1995, PRI-Research, Inc., a newly created subsidiary of PRI, formed a joint venture, Clal Pharmaceutical Resources Limited Partnership (the "Joint Venture"), with Clal Pharmaceutical Industries Ltd. ("Clal") to research and develop
     generic pharmaceutical products.   PRI has five other subsidiaries, the
     activities of which are not significant. PRI was organized as a subsidiary of Par under the laws of the State of New Jersey on August 2, 1991. On August 12, 1991, Par effected a reorganization of its corporate structure, pursuant to which PRI became Par's parent company. References herein to the "Registrant" or the "Company" shall be deemed to refer to PRI and all of its subsidiaries since August 12, 1991, or Par and all of its subsidiaries prior thereto, as the context may require. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (914) 425-7100.

               The Company's current product line consists of prescription and, to a much lesser extent, over-the-counter drugs. Recently, the Company also has introduced one nutritional supplement. Approximately 102 products representing various dosage strengths of 38 drugs are currently being marketed (see "--Product Line Information"). Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Normally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs.

               The Company markets its products primarily to wholesalers, drug distributors and retail drug store chains principally through its own sales staff. In addition, the Company, through its ParCare subsidiary, promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations. The Company has developed its internal sales staff in order to lessen its reliance on outside sales representatives (see "-- Marketing and Customers").

      Significant Developments:

               Financial Condition. The Company, in fiscal year 1996, continued to experience declines in sales and gross margins which resulted in continued net losses of $8,292,000. Net sales declined by 13% and gross margins declined by 54% from the prior fiscal year. The decreases in sales and gross margins continue to be attributable to lower pricing of the Company's products as a result of intense competition and a less profitable product mix (see "--Competition" and "Management's Discussion and Analysis of Financial Condition--Results of Operations").

               Continuing losses incurred by the Company would adversely affect the Company's liquidity and, accordingly, its ability to fund its research and development operations as well as ventures relating to the development or distribution of new products (see "--Product Line Information", "-- Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company, in
     December 1996, entered into a new three-year loan arrangement providing for a revolving line of credit up to the lesser of $20,000,000 or the borrowing base as provided in the loan agreement. The loan is secured by substantially all of the assets of the Company other than real property and the Company has entered into a new cash management system requiring the deposit of all receipts into a lockbox under the lender's control. The new loan arrangement replaces the Company's previous revolving and term loan facility with a separate bank (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Liquidity and Capital Resources").


               In response to its operating results and industry trends, the Company implemented measures in the third quarter of fiscal year 1996 to reduce costs and increase operating efficiencies. Such measures included employee reductions of 49 people in various senior management and other positions and reductions in certain expenses. This restructuring involved a charge of $549,000 for fiscal year 1996, which consisted principally of severance payments and other employee termination benefits (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Operating Expenses"). The Company has also intensified its search for strategic alliances which would enable the Company, among other things, to expand its product line, increase research and development activities and obtain additional capital (see "--Product Line Information" and "--Research and Development").

               Changes in Senior Management. The Company made significant changes in senior management during fiscal year 1996, including changes of its chief financial officer and executives in charge of operations, regulatory and scientific affairs, human resources and sales and marketing. Generally, such changes were associated with the Company's efforts to improve efficiencies and reduce costs in key areas of operations. As a result of these changes, a significant portion of the Company's senior management have been promoted from within the Company and are currently in the process of assuming greater responsibility (see "Directors and Executive Officers of the Registrant--Executive Officers"). The Company is also seeking to hire a president of Par to assume the day-to-day responsibilities for Par's operations and is negotiating with a candidate.

     PRODUCT LINE INFORMATION

               The Company operates primarily in one industry segment, namely, the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in oral solid form consisting of tablets, caplets and two-piece hard-shell capsules, and to a lesser extent the Company distributes a small number of products in the forms of creams and liquids (see "--Research and Development").

               Par markets approximately 84 products, representing various dosage strengths of 29 drugs manufactured by the Company and approximately 18 products, representing various dosage strengths of 9 drugs, that are manufactured for it by other companies (see "--Research and Development", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales", "--Gross Margins" and "Notes to Financial Statements--Distribution Agreements"). Par holds ANDAs (as
     defined below) for the drugs which it manufactures.   The names of all of
     the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

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


     Cardiovascular:
     Atenolol                                  Tenormin
     Captopril                                 Capoten
     Clonidine and Chlorthalidone              Combipres
     Hydralazine Hydrochloride                 Apresoline
     Hydra-Zide                                Apresazide
     Isosorbide Dinitrate                      Isordil

     Methyldopa and Hydrochlorothiazide        Aldoril
     Metoprolol Tartrate                       Lopressor
     Minoxidil                                 Loniten
     Pindolol                                  Visken
     Triamterene and Hydrochlorothiazide       Maxzide

     Anti-Inflammatory:
     Ibuprofen                                 Advil, Nuprin, Motrin
     Indomethacin                              Indocin
     Piroxicam                                 Feldene

     Anti-Infective:
     Metronidazole                             Flagyl
     Nystatin                                  Mycostatin

     Anti-Cancer:
     Megestrol Acetate                         Megace

     Other:
     Allopurinol                               Zyloprim
     Dexamethasone                             Decadron
     Glipizide                                 Glucotrol
     Metaproterenol Sulfate                    Alupent
     Propantheline Bromide                     Pro-Banthine
     Silver Sulfadiazine (Thermazene)          Silvadene

          In January 1996, the Company established a subsidiary, Nutriceutical Resources, Inc., to focus on the development and manufacture of pharmaceutical quality nutritional supplements. To date, the Company has introduced one nutritional supplement, melatonin. Revenues generated from this product have not been significant.

          The Company seeks to introduce new products not only through internal research and development, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world (collectively, "Collaborative Agreements"). As part of that strategy, it has pursued and continues to pursue arrangements or affiliations which it believes, in general, will provide access to raw materials at favorable prices, share development costs, generate profits from jointly developed products and expand distribution channels for new and existing products. The Company has various Collaborative Agreements, none of which in fiscal year 1996 generated, or currently generates, significant revenues (see "Notes to Financial Statements--Distribution Agreements").

          In May 1995, the Company formed a strategic alliance with Clal, an Israeli company, to develop, manufacture and distribute generic pharmaceuticals worldwide. The alliance included an equity investment by Clal in the Company and the establishment of the Joint Venture, which is owned 49% by the Company and 51% by Clal. As part of the equity investment in the Company, Mony Ben-Dor of Clal Industries Ltd. was elected to the Company's Board of Directors in May 1995 (see "Directors and Officers of the Registrant" and "Certain Relationships and Related Transactions"). While approximately 35 compounds have been identified for development by the Joint Venture, eight currently are under active development. The Company has not filed any ANDAs with respect to such potential products at this time. The scientific process of developing new products is complex and time consuming, as is obtaining U.S. Food and Drug Administration ("FDA") approval, and the development of products by the Joint Venture may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other reasons (see "-- Research and Development" and "--Competition"). In fiscal year 1996, the Company and Clal only made contributions of $1,470,000 and $1,530,000, respectively, to the Joint Venture, although their funding commitments for the fiscal year were $2,935,000 and $3,055,000, respectively. The Company and Clal are negotiating to amend their remaining funding commitments for 1996 in order to reflect the present and contemplated capital requirements of the Joint Venture, although they have not yet amended their written agreement. The Company and Clal currently have additional funding commitments of $2,455,000 and $2,555,000, respectively, in 1997. In the event that the Company and Clal do not reach a written agreement and either party makes an additional capital contribution to the Joint Venture, the other party's share in the profits and capital of the Joint Venture will be diluted.

          The Company has a distribution agreement with Sano Corporation ("Sano") which gives Par the right to exclusively distribute Sano's generic transdermal products in the United States, and the right of first refusal in other markets. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. Transdermal delivery offers significant benefits over oral delivery, including improved efficacy, increased patient compliance, reduced side effects, reduced interaction with other drugs in use by a patient and a more consistent and appropriate drug level in the bloodstream, all of which generally result in lower overall patient care costs. Sano is developing two generic nitroglycerin patches, one generic nicotine patch and one generic clonidine patch which are covered by the agreement. Par has paid Sano a portion of the development expense for such products. To date, Sano has submitted three ANDAs to the FDA and anticipates submitting additional ANDAs in the future. The Company intends to purchase manufactured products from Sano, when approved by the FDA, at cost and share in the gross profits from the sale. However, there can be no assurance that the products under Sano's ANDAs will obtain FDA approval or, if brought to market, will generate significant revenues (see "--Research and Development", "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Liquidity and Capital Resources").


     RESEARCH AND DEVELOPMENT

          The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire in the near future,
     (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing state-of-the-art technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $100,000 to $500,000 per study. During the 1996 fiscal year, the Company contracted with outside laboratories to conduct biostudies for two potential new products and will continue to do so in the future. Biostudies must be conducted and documented in conformity with FDA standards (see "--Government Regulation").

          The research and development of oral solid products, including preformulation research, process and formulation development, required studies and FDA approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding or problems relating to formulation, safety or efficacy (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial
     Condition--Liquidity and Capital Resources").   Currently, the Company has
     ANDAs pending with the FDA for three potential products, one application of which is subject to litigation with a brand name pharmaceutical company.
     No assurance can be given that the Company will successfully complete the development of products currently under development or proposed for development, that it will obtain regulatory approval for any such product or that any approved product will be produced in commercial quantities.
     The Company's profitability depends on the introduction of successful new products to replace declining revenues from older products. The failure of the Company to introduce new products in a timely manner could have a material adverse effect on the Company's operating results and financial condition.

          The Company entered into a distribution agreement with Sano which gives Par the right to exclusively distribute Sano's generic transdermal drug products in the United States and the right of first refusal in other markets. Under the terms of the agreement, the Company advanced to date $5,371,000 to Sano for the development of four products, of which $2,942,000 was advanced in fiscal year 1996. Sano has submitted an ANDA to the FDA for one of its nicotine patches and two ANDAs for nitroglycerin patches. Sano has advised the Company that, assuming approval by the FDA in a timely manner, the nicotine patch may be available for sale during the first six months of calendar 1997. After an initial public offering of Sano's common stock, Sano repaid $1,500,000 of the advances in November 1995 which was treated as a credit to research and development expenses in fiscal year 1996 (see "--Product Line Information", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources" and "Notes to Financial Statements--Distribution Agreements").

          For its 1996, 1995 and 1994 fiscal years, the net research and development expenses of the Company's continuing operations were approximately $5,160,000, $5,487,000 and $3,874,000, respectively. The
     Company plans that its expenditures will remain at approximately current levels over the next fiscal year (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results-- Research and Development" and "--Financial Condition--Liquidity and Capital Resources").

          In May 1995, the Company formed the Joint Venture with Clal. The Joint Venture has identified approximately 35 products for research and eight are currently under development by the Joint Venture. The Joint Venture continues to build its staff and has begun the preliminary stages of research on certain of the identified products (see "--Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of operations--Financial Condition--Liquidity and Capital Resources").


     MARKETING AND CUSTOMERS

          The Company markets its products to drug wholesalers, distributors and retail drug chains principally through its own sales staff. In 1995, the Company completed its plans to eliminate its dependence upon outside sales representatives and add additional internal sales personnel. These changes were part of the strategy of the Company to emphasize sales of Par products to wholesalers versus distributors (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Sales").

          The Company markets its products under both Par and private labels principally to wholesalers, distributors, retail drug store chains and, to a lesser extent, drug manufacturers, repackagers and government agencies. The Company plans to increase its sales and marketing efforts to increase sales to customers in the managed health care market through ParCare, a subsidiary established in September 1995 to focus on meeting the specialized needs of managed health care organizations. Such customers include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

          The Company has experienced in the last several years a significant change in its distribution channels. In general, sales of generic drugs to distributors have been decreasing, while sales to wholesalers has been increasing. The Company believes that competition between distributors and wholesalers and consolidation among retailers has resulted in additional and separate pressures to decrease prices. Additionally, aggressive pricing strategies by distributors which are attempting to maintain or increase market share have adversely affected the Company's ability to market its products. Consequently, price reductions have resulted in lower gross margins for the Company (see "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

          The Company has approximately 200 customers. During fiscal year 1996, sales to the Company's two largest customers, McKesson Drug Co., a subsidiary of McKesson Corporation, and Goldline Laboratories, Inc., a subsidiary of Ivax Corporation, amounted to 11% and 9%, respectively, of net sales (see "Notes to Financial Statements--Accounts Receivable--Major Customers"). Neither of such customers has written agreements with the Company.

     ORDER BACKLOG

          The dollar amount of open orders, as of September 30, 1996, believed by management to be firm, was approximately $7,800,000 and compares to approximately $8,100,000 at September 30, 1995. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future. The Company has orders for shipments for its customers which are consistent with the seasonal purchasing patterns of its customers.

     COMPETITION

          The generic pharmaceutical industry is highly and increasingly competitive. The Company has identified at least ten principal competitors, and experiences varying degrees of competition from numerous other companies in the health care industry. The Company's competitors include many generic drug manufacturers and a number of major branded pharmaceutical companies which, as part of their business, market both brand-name prescription drugs and generic versions of these brand-name drugs. Many of the Company's competitors have greater financial and other resources than the Company and are able to expend more for product development and marketing.

          Many major branded pharmaceutical companies have directly launched, or have formed alliances to market, their patented drugs prior to patent expiration as generic drugs. Because branded pharmaceutical companies do not have to wait until the expiration of patent protection before manufacturing such generic drugs, they have a distinct timing advantage over strictly generic drug manufacturers. This competitive effort has had a negative impact on the Company's ability to sell certain generic drugs to its customers and to generate customary revenues from the launch of its new products, as the channel of distribution is either closed or severely limited or the Company is forced to meet lower market pricing.

          As other manufacturers introduce generic products in competition with the Company's existing products, market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products prior to the Company. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depends, in part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products (see"--Research and Development").

          During fiscal year 1996, four of the Company's products accounted for approximately 58% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. During the second half of calendar year 1995, two generic pharmaceutical manufacturers received FDA approval of a product for which the Company previously had been the sole generic manufacturer. This product, along with two other products, historically had accounted for a significant portion of net sales and gross margin of the Company. Further, a competitor of the Company in fiscal year 1996 received FDA approval for a very significant product of the Company for which the Company previously had been the sole generic manufacturer. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected.

          The principal competitive factors in the generic pharmaceutical market are (i) price, (ii) the ability to introduce generic versions of brand name drugs promptly after their patents expire, (iii) reputation as a manufacturer with integrity and quality products, (iv) level of service (including maintenance of sufficient inventories for timely deliveries),
     (v) product appearance, and (vi) breadth of product line. The Company has expended more effort and resources, including financial, in the areas of sales, marketing, and research and development to better its competitive position in the industry over the last three years.


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


     EMPLOYEES

          As of September 30, 1996, the Company had approximately 390 employees.


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

          FDA approval is required before any new drug, including a generic equivalent of a previously approved drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. CGMP regulations must be followed at all times during the manufacture and other processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

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

          2. "Paper" NDAs: In certain instances in the past, the FDA permitted safety and effectiveness to be shown by submission of published literature and journal articles in a so-called "paper" NDA. As a result of passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act"), "paper" NDAs are now recognized in the statute, although they are infrequently used because of the lack of sufficient or otherwise useable information in the literature on the majority of drugs.

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

          The Waxman-Hatch Act also established certain statutory protections for listed drugs. Under the Waxman-Hatch Act approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Waxman-Hatch Act also provides for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

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

          The Company received a warning letter in May 1994 from the FDA setting forth certain alleged deviations from cGMP regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act. In March of 1995, the FDA completed a reinspection of the Company's main facility and confirmed that the Company is in substantial compliance with cGMP. The reinspection confirmed effective correction of all violations noted in the warning letter.


     ITEM 2.  Properties.
     ------   ----------

          The Company's executive offices and a substantial portion of its research and production facilities are housed in a 92,000 square foot facility built to Par's specifications and occupied since fiscal 1986.
     This building also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion. The purchase of the land, facility and equipment was financed, in part, by Industrial Development Bonds issued by the County of Rockland Industrial Development Agency in October 1984. The Bonds were fully paid in fiscal year 1996, and the collateral documents associated with such bonds are in the process of being released. Upon their release, title to the property will formally transfer from the Industrial Development Agency to the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

          The Company purchased, in fiscal year 1994, a 36,000 square foot building on two acres of land in Chestnut Ridge, New York, across the street from its executive offices for office space. The purchase of the land and building was financed by a mortgage loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

          Par owns a third facility consisting of six acres of land and a 33,000 square foot building located in Congers, New York, which is used for tablet coating operations and product manufacturing. The purchase of the facility and related renovations and equipment were financed in full by term loans. The equipment serves as collateral for the loan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition--Financing" and "Notes to Financial Statements--Long Term Debt").

          Under a lease expiring December 1997, with three five year extension options, Par occupies approximately 77,000 square feet for office, warehouse, and research and development space in Chestnut Ridge, New York (see "Notes to Financial Statements--Commitments--Leases").

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


     ITEM 3.  Legal Proceedings.
     ------   -----------------

          The Company is involved in certain litigation matters, including certain product liability actions and actions by two former employees for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business, and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.
     -------  ---------------------------------------------------

          A Meeting of Shareholders of the Company was held on October 23, 1996. The following matters were voted on and approved by the holders of shares of the Company's Common Stock:

          1. The first proposal presented to the shareholders was to elect two members of the Company's Board of Directors, which consists of seven members, to serve for a three-year term and until their successors are duly elected and qualified. There were 14,590,177 and 14,584,170 shares of Common Stock cast in favor of electing Kenneth I. Sawyer and Robin O. Motz, respectively, which represented a majority of the shares of the Company's Common Stock cast for such proposal, and 1,267,369 and 1,273,376 shares were withheld, respectively. There were no broker non-votes. The terms of office of Melvin Van Woert, Andrew Maguire, Mark Auerbach, H. Spencer Matthews and Mony Ben-Dor continued as directors after the meeting.

          2. The second proposal presented to the shareholders was to approve an amendment to the Company's 1990 Stock Incentive Plan to increase the number of shares of the Company's Common Stock for which options may be granted thereunder. There were 14,220,041 shares of Common Stock cast in favor of such proposal, which represented a majority of the shares of the Company's Common Stock cast for such proposal, 1,514,033 shares of Common Stock cast against such proposal, and 123,472 shares abstained.

                                    PART II


     ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
     ------   -------------------------------------------------------------
     Matters.
     -------

       (a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the ticker symbol PRX. The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                                     Fiscal Year Ended In
                                  --------------------------
               Quarter Ended         1996          1995
               -------------      ------------  ------------
                                  High    Low   High    Low
                                  -----  -----  -----  -----
               December 31        $9.13  $7.25  11.50  $7.50

               March 31            8.00   6.75  11.13   7.75
               June 30             8.50   5.00  12.88   9.88

               September 30        5.50   3.38  11.38   8.38

       (b) Holders. As of December 20, 1996, there were approximately 3,700 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name."

       (c) Dividends. During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition (see "Notes to Financial Statements--Long Term Debt"). The Company's current loan agreement prohibits the declaration or payment of any dividend, or the making of any distribution to any of the Company's stockholders.

       (d) Recent Stock Price. On December 20, 1996, the closing price of the Common Stock on the NYSE was $4.00 per share.

     ITEM 6.  Selected Financial Data
     ------   -----------------------

                                                                              Fiscal Year Ended In
                                             --------------------------------------------------------------------------------------
                                                      1996             1995      1994            1993                  1992
                                             ----------------------  --------  --------  --------------------  --------------------
INCOME STATEMENT DATA                                                (In thousands, except per share amounts)
Net sales                                                 $ 57,959   $66,503   $69,169              $ 74,535               $52,493
Cost of goods sold                                          48,299    45,514    45,774                48,387                32,448
                                                          --------   -------   -------              --------               -------
  Gross margin                                               9,660    20,989    23,395                26,148                20,045
Operating expenses:
  Research and development                                   5,160     5,487     3,874                 1,959                 1,299
  Selling, general and administrative                       17,168    16,192    13,463                12,673                11,486
  Restructuring charge                                         549         -         -                     -                     -
                                                          --------   -------   -------              --------               -------
   Total operating expenses                                 22,877    21,679    17,337                14,632                12,785
                                                          --------   -------   -------              --------               -------
   Operating income (loss)                                 (13,217)     (690)    6,058                11,516                 7,260
  Settlements                                                    -     2,029         -               (10,500)                 (230)
  Other income                                               2,557       608       425                   347                   142
  Interest expense                                            (432)     (499)     (465)                 (602)                 (923)
                                                          --------   -------   -------              --------               -------
Income (loss) from continuing operations
  before provision for income taxes                        (11,092)    1,448     6,018                   761                 6,249
Provision for income taxes                                       -       836     1,785                   650                 2,150
                                                          --------   -------   -------              --------               -------
Income (loss) from continuing operations                   (11,092)      612     4,233                   111                 4,099
Income from discontinued operations                          2,800         -       466                     -                 1,696
                                                          --------   -------   -------              --------               -------
Income (loss) before extraordinary item                     (8,292)      612     4,699                   111                 5,795
Extraordinary item - tax benefit of
 utilization
 of net operating loss carryforward                              -         -         -                   300                 2,150
                                                          --------   -------   -------              --------               -------
Income (loss) before change in accounting
 principle                                                  (8,292)      612     4,699                   411                 7,945
Cumulative effect of change in accounting
 principle                                                       -         -    14,128                     -                     -
                                                          --------   -------   -------              --------               -------
Net income (loss)                                         $ (8,292)  $   612   $18,827              $    411               $ 7,945
                                                          ========   =======   =======              ========               =======
Income (loss) per share of common stock:
  Continuing operations                                      $(.60)     $.04      $.26                  $.01                  $.28
  Discontinued operations                                      .15         -       .03                     -                   .11
  Extraordinary item                                             -         -         -                   .02                   .15
  Change in accounting principle                                 -         -       .85                     -                     -
                                                          --------   -------   -------              --------               -------
  Net income (loss)                                          $(.45)     $.04     $1.14                  $.03                  $.54
                                                          ========   =======   =======              ========               =======
Weighted average number of common and
  common equivalent shares outstanding                      18,467    17,143    16,495                15,814                14,826
                                                          ========   =======   =======              ========               =======
BALANCE SHEET DATA
Working capital                                           $ 20,716   $34,907   $19,996              $ 13,141               $ 8,061
Property, plant and equipment (net)                         26,068    24,371    23,004                20,037                19,579
Total assets                                                84,946    90,917    69,202                57,239                45,089
Long-term debt, less current portion                         2,971     4,259     5,490                 5,820                 7,528
Shareholders' equity                                        70,624    71,954    49,276                24,081                21,087

     ITEM 7.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
     Results of Operations.
     ---------------------

               Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) the amount of funds continuing to be available for internal research and development and research and development joint ventures, (iii) research and development project delays or delays in obtaining regulatory approvals and (iv) the ability of the Company to retain and attract management personnel in key operational areas.


     RESULTS OF OPERATIONS

     General

               The Company incurred operating losses for the fiscal year ended September 30, 1996 of $13,217,000 compared to operating losses of $690,000 in the prior fiscal year. The losses are principally due to sales and gross margin declines, as described below. If sales declines are not offset by increased sales of new distributed or manufactured products, lower net sales and gross margins will continue and, accordingly, result in further losses. In response to recent results and industry trends, the Company has implemented measures to reduce costs and increase operating efficiencies (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters--Restructuring").

               The continued price and profit margin erosion on certain of the Company's products reflects a trend currently being experienced in the generic drug industry in general in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturers' products in direct competition with the Company's significant products,
     (ii) competition from brand name drug manufacturers selling generic versions of their drugs, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, and (iv) willingness of generic drug customers, including wholesalers and retail customers, to switch among pharmaceutical manufacturers.

               The Company plans to continue to invest in its internal research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements and research and development joint ventures. There were no significant sales of any new manufactured or distributed products introduced in the current fiscal year. The Company hopes that it will, subject to FDA approval and other factors, introduce new products in the next fiscal year as a result of its research and development efforts and distribution agreements, including nicotine and nitroglycerine patches from Sano and an internally developed product for which ANDAs have been filed (see "--Research and Development"). No assurance can be given that any additional products for sale by the Company will result or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses would adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products (see "--Financial Condition--Liquidity and Capital Resources").

     Sales

               Net sales of $57,959,000 for the fiscal year ended September 30, 1996 decreased $8,544,000, or 13%, from the prior fiscal year. The decline is primarily due to decreased sales of manufactured products which resulted in large part from lower pricing and continuing decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products. The sales decline was caused principally by the introduction of competitive products by other drug manufacturers.
     Increased sales of a lower margin distributed product partially offset the decline in sales of manufactured products. This product contributed significantly to the increase in sales of distributed products to $9,035,000 in fiscal year 1996 from $5,881,000 in the prior fiscal year.

               Sales for the fourth quarter of fiscal 1996 were $12,951,000, a decrease of $4,539,000, or 26%, from $17,490,000 for the fourth fiscal quarter of 1995. The decrease was primarily due to lower pricing and decreased volume of certain of the Company's significant products as previously discussed, caused principally by the introduction of competitive products by other drug manufacturers.

               Sales for the year ended September 30, 1995 of $66,503,000 decreased $2,666,000, or 4%, from the year ended October 1, 1994. Distributed product sales decreased $5,492,000 principally due to decreased demand and lower pricing resulting from intense competition from both generic and brand name pharmaceutical companies. Sales of manufactured products increased $2,826,000 primarily due to higher volume of one of the Company's lower margin products and higher pricing of one of the Company's significant products.

               Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products, (iv) introduction of new distributed products and
     (v) the level of customer service (see "Business--Competition").

     Gross Margins

               The Company's gross margin for the year ended September 30, 1996 was $9,660,000 (17% of net sales) compared to $20,989,000 (32% of net sales) for the prior fiscal year. The gross margin decline is primarily due to continued lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. Gross margins on distributed products for the current year also decreased from the prior year principally due to continuing lower sales levels of higher margin products and increased sales of a lower margin product.

               The gross margin for the quarter ended September 30, 1996 decreased $6,126,000 to $(1,317,000) (-10% of net sales) from the $4,809,000 (27% of net sales) recorded in the fourth quarter of the prior fiscal year. The decline is primarily due to the continuing lower sales of certain significant manufactured products, as discussed above. In addition, an inventory adjustment, which lowered the cost of one of the Company's products to its current market value, adversely affected the margin during the current period.

               Inventory write-offs, which are taken in the normal course of business, amounted to $1,395,000 and $2,203,000 for the years ended September 30, 1996 and September 30, 1995, respectively, and $463,000 and $632,000 for the fourth quarters of fiscal years 1996 and 1995, respectively. The inventory write-offs are related to the disposal of finished products due to short shelf life and work in process inventory not meeting the Company's quality control standards.

               During fiscal year 1996, four of the Company's products accounted for approximately 58% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. During the second half of calendar year 1995, two generic pharmaceutical manufacturers received FDA approval of a product for which the Company previously had been the sole generic manufacturer. This product, along with two other products, historically had accounted for a significant percentage of net sales and gross margin of the Company. Primarily as a result of this increased competition, net sales of this product decreased from $5,652,000 in fiscal year 1995 to $3,959,000 in fiscal year 1996, and gross margin declined from $5,073,000 in fiscal year 1995 to $3,427,000 in fiscal year 1996. Further, a competitor of the Company in fiscal year 1996 received FDA approval for a very significant product of the Company for which the Company previously had been the sole generic manufacturer. As a result of the increased competition, net sales of that product decreased from $20,834,000 in fiscal year 1995 to $13,581,000 in fiscal year 1996, and gross margin declined from $16,893,000 in fiscal year 1995 to $10,223,000 in fiscal year 1996. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected.

               Gross margin of $20,989,000 (32% of net sales) in fiscal year 1995 decreased $2,406,000 from $23,395,000 (34% of net sales) in 1994 primarily as a result of lower pricing and a decline in sales of distributed product, as well as increased inventory write-offs and a shift in product mix of manufactured product reflecting an increase in sales of lower margin products and a decrease in sales of certain higher margin products.


     Operating Expenses

      Research and Development

               During the first quarter of fiscal year 1996, the Company received a $1,500,000 reimbursement from Sano Corporation ("Sano") for advances made to them in prior fiscal years for research and development expenses. As a result of this reimbursement, net research and development expenses for the year ended September 30, 1996 equalled $5,160,000 compared to $5,487,000 in the prior fiscal year. Gross research and development expenses for the year ended September 30, 1996 were $6,660,000 including payments to Sano of $2,942,000 for the development of certain generic transdermal products compared to $1,429,000 in the prior year. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano (see "Notes to Financial Statements-Investments").

               Research and development expenses for the fourth quarter ended September 30, 1996 were $841,000 versus $2,102,000 in the corresponding quarter of the prior fiscal year. The decrease is primarily attributable to $996,000 of Sano payments incurred in the prior year.

               To further expand its product line, the Company is continuing its efforts to introduce new products from internal research and development and from existing joint ventures, as well as searching for additional research and development joint ventures. In May 1995, the Company formed an alliance with Clal to develop, manufacture and distribute generic pharmaceuticals worldwide (see "Business--Product Line Information" and "Notes to Financial Statements--Investment in Joint Venture", "Shareholders' Equity" and "--Financial Condition--Liquidity and Capital Resources"). A research and development joint venture, formed in Israel and owned 49% by the Company and 51% by Clal, has commenced operations and identified approximately 35 products for research. The Company recorded its share of such joint venture's research and development expenses of $499,000 for the current fiscal year.

               For the year ended September 30, 1995, research and development costs increased $1,613,000 to $5,487,000 from the prior fiscal year reflecting management's efforts to expand its product line under various internal and co-development programs.

      Selling, General and Administrative

               Selling, general and administrative costs were $17,168,000 (30% of net sales) for the year ended September 30, 1996 versus $16,192,000 (24% of net sales) for the prior fiscal year. The increase is primarily attributable to fees for consulting and professional services, increased advertising and developmental marketing costs, severance costs, increased bad debt expense and costs related to implementing information systems to support the Company's operations. In addition, the Company incurred costs in strengthening its managed care and in-house sales force in an effort to compete more effectively under the current market conditions.

               Selling, general and administrative costs were $4,292,000 (33% of net sales) for the three month period ended September 30, 1996 compared to $4,248,000 (24% of net sales) for the corresponding period in the prior fiscal year.

               Selling, general and administrative costs for the fiscal year ended September 30, 1995 increased 20% to $16,192,000 (24% of net sales) from $13,463,000 (19% of net sales) for the year ended October 1, 1994 principally due to certain non-recurring charges including legal and accounting expenses related to merger and acquisition or other strategic alliance negotiations, expenses incurred in connection with the Company's response to FDA inquiries with respect to current Good Manufacturing Practices and costs associated with the termination of the broker network used by the Company to sell its products.

      Restructuring Charge

               The Company recorded a restructuring charge of $549,000 in the current period to provide for costs associated with the reduction and reorganization of current personnel (see "Business--General--Significant Developments"). The implementation of measures to reduce costs and expenses, including a reduction in spending on advertising, marketing, and professional services, is expected to reduce operating costs in subsequent periods due to established efficiencies and lower head count (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Restructuring").

     Settlements

               In fiscal year 1995, the Company resolved claims against certain former management members of the Company for recovery of, among other items, salaries and money paid for indemnification. The settlements, in the form of cash and securities of the Company, were valued at $2,029,000.

     Other Income

               Other income for the fiscal year ended September 30, 1996 increased to $2,557,000 from $608,000 in the prior fiscal year. The increase is attributable to a gain on the sale of Sano common stock sold during the fourth quarter of fiscal year 1996 (see "--Financial Condition-- Liquidity and Capital Resources").

     Income Taxes

               Management has determined, based on the Company's performance this year and the uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating losses this year (see "Notes to Financial Statements--Income Taxes"). In the prior fiscal year, the Company recorded income tax expense of $836,000.

               In fiscal year 1994, the Company adopted SFAS 109, "Accounting For Income Taxes" ("SFAS 109") and recorded income of $14,128,000 which is reflected as the cumulative effect of a change in accounting principle in the financial statements. Significant portions of the income recognized consist of net operating loss carryforwards and have been included to the extent that the realization of such benefits is more likely than not.

               The Internal Revenue Service ("IRS") has determined that certain credits taken by the Company in prior years for research activities are not permitted. A reserve of approximately $1,000,000 was provided upon implementation of SFAS 109 in fiscal 1994. The Company paid to the IRS approximately $1,000,000 during fiscal 1995 for the disallowed credits and such payments were charged against the reserve which was previously provided.

     Discontinued Operations

               In fiscal year 1996, the Company recorded income from discontinued operations of $2,800,000, reversing the remaining reserves which had been provided for Quad Pharmaceuticals, Inc. ("Quad"), whose operations were discontinued in 1991 (see "Notes to Financial Statements-- Discontinued Operations").


     FINANCIAL CONDITION

     Liquidity and Capital Resources

               Working capital of $20,716,000 at September 30, 1996 represents a decrease of $14,191,000 from the last fiscal year end principally due to the use of cash for capital expenditures of $4,746,000, for investments in research and development joint ventures of $1,470,000 and in Fine-Tech Ltd. of $1,000,000, as discussed below, and to fund operating losses. The working capital ratio of 2.9x declined from 3.5x at the prior fiscal year end. Inventory levels increased to $19,352,000 from $15,364,000 in the prior fiscal year, primarily due to the building of inventories of certain manufactured products.

               In September 1996, the Company sold 135,000 shares of its holdings in Sano Corporation at average prices ranging from $19.50 to $19.88 per share. Net proceeds received from the transactions amounted to approximately $2,669,000.

               As part of the alliance formed with Clal, the Company invested $1,960,000 in the research and development joint venture in fiscal 1995 and $1,470,000 was invested during fiscal 1996. The Company is committed to invest an additional $3,920,000 (which includes the balance of the commitment from fiscal year 1996) in the joint venture through fiscal 1997. The Company and Clal are negotiating to amend their remaining funding commitments for 1996 in order to reflect the present and contemplated capital requirements of the Joint Venture, although they have not yet amended yet their written agreement (see "Business--Product Line Information").

               In December 1995, the Company purchased 10% of the shares of Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest, for $1,000,000 and obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean.

               The Company expects to fund its research and development activities, including its obligations under the existing distribution and development arrangements discussed above, out of its working capital, and if necessary with borrowings against its line of credit, to the extent then available (see "--Financing"). If, however, the Company continues to experience significant losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products will be materially and adversely affected.

     Financing

               At September 30, 1996, the Company's total outstanding long-term debt was $5,113,000. The long-term debt consists principally of outstanding loans to two banks of $4,683,000 which are secured by certain assets of the Company and are to be repaid in monthly installments through 2001.

               On December 27, 1996, Par Pharmaceutical, Inc. ("Par") entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a rate per annum of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and Pharmaceutical Resources, Inc. ("PRI") other than real property and is guaranteed by PRI. As a condition to such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into locked accounts over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. As of December 30, 1996, approximately $3,500,000 was outstanding under such line of credit. The revolving credit facility, which is subject to covenants based on various financial benchmarks, replaced PRI's previous $16,000,000 revolving facility and $4,000,000 term loan facility, with Fleet Bank, N.A. Any significant reduction in the borrowing base will adversely affect the Company's liquidity.

               At September 30, 1996, the Company had borrowed $355,000 under a line of credit maintained at a second bank, which line is secured by equipment purchased. The interest rate is based on the prime rate plus a premium. Additionally, the Company has a mortgage loan with this lender in the original principal amount of $1,340,000. The loan bears interest during the first five years of its term at a rate of 8.5% per annum and thereafter at the Prime Rate plus 1.75%. It is due in equal monthly installments until May 1, 2001, at which time the remaining principal balance with interest is due. The loan is secured by certain real property (see "Business--Property"). At September 30, 1996, the outstanding balance of the loan was $1,183,000 (see "Notes to Financial Statements--Long-Term Debt").



     ITEM 8.  Financial Statements and Supplementary Data.
     ------   -------------------------------------------
         See Index to Financial Statements after Signature Page.

     ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
     ------   ---------------------------------------------------------------
     Financial Disclosure.
     --------------------

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

                                    PART III


     ITEM 10.  Directors and Executive Officers of the Registrant.
     -------   --------------------------------------------------
     Directors

               The Company's Certificate of Incorporation provides that the Board shall be divided into three classes, with the term of office of one class expiring each year. The Class I, Class II and Class III directors of the Company have terms which expire in 1997, 1998 and 1999, respectively. The following table sets forth certain information with respect to each of Class I, II and III directors and the year each was first elected as a director:

                                                                                          Year
                                                                                       of First
                   Name                                             Age (as of 12/96)  Election
                   ----                                            -----------------  --------

Class I
Mark Auerbach (1)(2).............................................                58       1990

Since June 1993, the Senior Vice President and Chief Financial
 Officer of Central Lewmar L.P., a distributor of fine papers.
 From August 1992 to June 1993, a partner of Marron Capital
 L.P., an investment banking firm.  From July 1990 to August
 1992, President, Chief Executive Officer and Director of
 Implant Technology Inc., a manufacturer of artificial hips and knees. Director of Acorn Venture Capital Corporation, a closed end investment company, and director and Chairman of the Board of Oakhurst Company, Inc., a holding company whose subsidiaries operate automotive after-market distributors.

H. Spencer Matthews(2)...........................................                75       1990

Since 1986, President and Chief Executive Officer of
 Dispense-All South Coast, Inc., and Dispense-All of Central
 Florida, Inc., two companies which are wholesalers of juice concentrates. Rear Admiral, United States Navy (Retired).

Mony Ben-Dor(1)(2)(4)............................................                50       1995
Since August 1993, Vice President, New Business
 Development of Clal Industries, Ltd., a holding company based in Israel which owns all of the stock of Clal, and since
 December 1995, a director of Clal.  From 1988 to August 1993,
 Mr. Ben-Dor was an executive with Eisenberg Group of
 Companies, a holding company based in Israel.



Class II

Andrew Maguire, Ph.D.(1)(3)(4)...................................                56       1990

Since January 1990, President and Chief Executive Officer of
 Appropriate Technology International, a not-for profit development assistance corporation.

Melvin H. Van Woert, M.D.(1)(4)(5)...............................                67       1990

Since 1974, Physician and Professor of Neurology and
 Pharmacology and Doctoral Faculty,  Mount Sinai Medical
 Center, New York.

Class III

Kenneth I. Sawyer(3)(4)(5).......................................                51       1989

Since October 1990, Chairman of the Board of the Company.
 Since October 1989, President and Chief Executive Officer of the Company. From September 1989 to October 1989, Interim
 President and Chief Executive Officer of the Company.  From
 August 1989 to September 1989, counsel to the Company.
 Director of Acorn Venture Capital Corporation, a closed-end investment company.

Robin O. Motz, M.D., Ph.D. (2)(3)(5).............................                57       1992

Since July 1978, Assistant Professor of Clinical Medicine,
 Columbia University College of Physicians and Surgeons.
 Physician engaged in a private practice of internal medicine.

     (1) A member of the Audit Committee of the Board of the Company.
     (2) A member of the Compensation and Stock Option Committee of the Board of the Company.
     (3) A member of the Nominating Committee of the Board of the Company.
     (4) A member of the Strategic Planning Committee of the Board of the Company.
     (5) A member of the Executive Committee of the Board of the Company.

               In June 1995, Mony Ben-Dor was elected by the Board to fill a vacancy on the Board as a Class I director in accordance with the terms of the Stock Purchase Agreement (as defined below). Under such agreement, Clal has the right to designate one-seventh of the members of the Board as long as Clal owns 8% of the issued and outstanding Common Stock, and a total of two-sevenths of the members of the Board if Clal owns at least 16% of the issued and outstanding Common Stock. The Company has the right to reject a designee of Clal if such person is not satisfactory to the Company for good faith reasons. The Company also agreed to elect Clal's designee to the Audit Committee, Compensation and Stock Option Committee and Strategic Planning Committee of the Board. In the event that Clal does not nominate directors to the Board or its committees or if Clal's designees are not elected to the Board or its committees, Clal is permitted, under the Stock Purchase Agreement, to designate representatives who may attend meetings of the Board and its committees. Additionally, if Clal's appointment of a director to the Audit Committee is prohibited by the rules and regulations of the New York Stock Exchange, Inc., the Company will provide Clal materials which are provided to committee members, the appointment of the Company's auditors will be approved by the entire Board, the Company will consult with directors nominated by Clal with respect to Audit Committee actions and the directors nominated by Clal will have the right to consent to certain changes in the Company's accounting principles.

               Clal designated Mr. Ben-Dor, a director of Clal and a vice president of Clal Industries Ltd., as its representative to serve on the Board. Clal Industries Ltd. owns all of Clal's stock. Mr. Ben-Dor serves on the Audit, Strategic Planning, and Compensation and Stock Option Committees of the Board of Directors.

     Executive Officers

               The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary (elected October 23, 1996). The executive officers of Par consist of Mr. Sawyer and Mr. O'Connor. Mr. O'Connor has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. Mr. O'Connor served as Vice President--Controller of Tambrands, Inc., a consumer products company, from November 1989 to June 1995. The Company is currently negotiating to hire a president of Par who would assume the day-to-day responsibilities for the operations.

     ITEM 11.  Executive Compensation.
     -------   ----------------------

               The following table sets forth compensation earned by or paid to during fiscal years 1994 through 1996, the Chief Executive Officer of the Company, and the most highly compensated executive officers of the Company and/or Par at the end of fiscal year 1996 who earned over $100,000 in salary and bonus. The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.

Summary Compensation Table

                                              Annual Compensation       Long-Term Compensation
                                            ----------------------    --------------------------
                                                                       Restricted     Securities
Name and                                                                  Stock       Underlying      All Other
Principal Position                        Year    Salary ($)  Bonus($) Awards($)(1)  Options(#)  Compensation($)(2)
----------------------                    ----    ----------  -------- -----------   ----------- -----------------
Kenneth I. Sawyer,                        1996     370,692          -           -         75,000           38,530
President, Chief                          1995     427,153    200,000           -              -           49,806
Executive Officer                         1994     407,253    100,000           -              -           59,018
and Chairman

Robert I. Edinger,                        1996     190,000          -           -         20,000            3,481
Executive Vice                            1995     189,038          -           -         40,000           19,628
President, Chief                          1994     180,000     50,000           -              -           11,072
Financial Officer
and Secretary(3)

Robert M. Fisher,                         1996     170,000          -           -         20,000            3,232
Jr.,                                      1995     188,691          -           -         20,000           15,898
Executive Vice                            1994     122,359     23,500           -         10,000            3,504
President, Corporate
Development, Sales
& Marketing (4)

--------------------------
     (1) The Named Executives did not hold any shares of restricted stock at the end of fiscal year 1996.

     (2) For fiscal year 1996, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows:
     Mr. Sawyer-$80; Mr. Edinger-$70; and Mr. Fisher-$63. The amount for Mr. Sawyer also includes $38,376, representing the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if 1996 premiums were advanced to the executive without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company. Also includes the following amounts contributed by the Company to the Company 401(k) plan: Mr. Edinger-$3,411 and Mr. Fisher-$3,169. Messrs. Sawyer, Edinger and Fisher waived contributions of $11,865 each to be made on their behalf in fiscal year 1996 by the Company with respect to the Par Pharmaceutical Inc. Retirement Plan.

     (3) Effective October 7, 1996, Mr. Edinger's employment with the Company terminated (see "--Employment Agreements and Termination Arrangements").

     (4) Effective November 15, 1996, Mr. Fisher's employment with the Company terminated (see "--Employment Agreements and Termination Arrangements").

        The following table sets forth stock options granted to the Named Executives during fiscal year 1996.


     Stock Option Grants in Last Fiscal Year

                                                                                            Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                                                                             Stock Price Appreciation for
                                                   Individual Grants                                  Option Term
                                  ---------------------------------------------------   ---------------------------------------
                                                     % of Total
                                     Shares            Options
                                   Underlying         Granted to
                                    Options           Employees   Exercise   Expiration
     Name Granted (#)             in Fiscal Year      Price ($)      Date      0%($)     5%($)        10%($)
     ----------------             --------------   -------------- ---------- --------   -------     ----------    --------
     Kenneth I. Sawyer(1)             75,000            15.96%      $7.125   5/23/01          $0     $682,013     $860,616
     Robert I. Edinger (2)            20,000             4.26%      $ 7.00   3/13/01          $0     $178,679     $225,471
     Robert M. Fisher, Jr. (3)        20,000             4.26%      $ 7.00   3/13/01          $0     $178,679     $225,471

     (1) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on May 24, 1996 of which 25,000 became exercisable immediately and 25,000 become exercisable on each of May 24, 1997 and May 24, 1998, respectively.

     (2) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on March 14, 1996. Such options terminated on October 7, 1996 (see "--Employment Agreements and Termination Arrangements").

     (3) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on March 14, 1996 of which 6,666 become exercisable on March 14, 1997 and 6,667 become exercisable on each of March, 14, 1998 and March 14, 1999, respectively. Such options will terminate earlier than the expiration date in connection with Mr. Fisher's termination of employment on November 15, 1996 (see "--Employment Agreements and Termination Arrangements").

              The following table sets forth the stock options exercised by the Named Executives during fiscal year 1996 and the value, as of September 30, 1996, of unexercised stock options held by the Named Executives.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                           Number of Securities                   Value of Unexercised
                                                         Underlying Unexercised                   In-the-Money Options
                                                           Options at FY-End (#)                       at FY-End ($)
                                                         --------------------------  ---------------------------------------------
                                Shares
                              Acquired on   Value
     Name                     Exercise (#)  Realized($)  Exercisable  Unexercisable        Exercisable             Unexercisable
----------------------------  -----------   ----------  -------------  -------------  ----------------------  --------------------

     Kenneth I. Sawyer            380,000   $1,378,862        645,000         50,000            --                    --
     Robert I. Edinger                  0            0         60,000         40,000            --                    --
     Robert M. Fisher, Jr.              0            0         20,000         30,000            --                    --

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

     Employment Agreements and Termination Arrangements

       The Company has entered into an Employment Agreement with Mr. Sawyer, which provides for his employment in his current position through October 4, 1996, subject to earlier termination by the Company for Cause (as such term is defined in the agreement). Mr. Sawyer's term of employment will be automatically extended each year for an additional one-year period unless either party provides written notice by July 4th of such year that he or it desires to terminate the agreement. Under the agreement with Mr. Sawyer, the Company is required to use its best efforts to cause him to be reelected to the Board of Directors during his term of employment. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors of the Company and subsidiary, as well as any committees thereof.

       Mr. Sawyer's agreement provides for certain payments upon termination of his employment as a result of a material breach by the Company of his employment agreement following a Change of Control (as such term is defined in the agreement) of the Company. A material breach by the Company of the employment agreement includes, but is not limited to, termination without Cause and a change of his responsibilities. Mr. Sawyer is entitled to receive, if such a termination occurs within two years following the Change of Control of the Company, a lump sum payment equal to the lesser of three times the sum of his annual base salary and most recent bonus or the maximum amount permitted without the imposition of an excise tax on Mr. Sawyer or the loss of a deduction to the Company under the Internal Revenue Code of 1986, as amended (the "Code"), plus reimbursement of certain legal and relocation expenses incurred by Mr. Sawyer as a result of the termination of his employment and maintenance of insurance, medical and other benefits for 24 months or until Mr. Sawyer is covered by another employer for such benefits.

       In addition, Mr. Sawyer's employment agreement provides for the Company to purchase a residence within the vicinity of the Company's principal offices for Mr. Sawyer to occupy for the duration of his term of employment. In this connection, the Company purchased a condominium for the price of $192,500, which Mr. Sawyer leased from the Company from February 1995 until July 1996. The Company sold the condominium on July 31, 1996, and has no further obligation to provide a residence for Mr. Sawyer (see "Certain Relationships and Related Transactions"). In fiscal year 1996, Mr. Sawyer voluntarily agreed to reduce his salary, effective July 1, 1996, to $350,000 per year.

       The Company terminated Mr. Edinger's employment on October 7, 1996, and is not currently making severance payments to him. The severance arrangement of Mr. Edinger is the subject of a lawsuit filed against the Company seeking $427,500 plus punitive damages of at least $106,875 (see "Legal Proceedings").

       The Company is paying Mr. Fisher severance payments of 12 months continuation of his prevailing base salary, payable in weekly installments from the date of termination of his employment. The Company also has agreed to pay medical and other benefits for twelve months or until he is covered by another employer for such benefits.

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

       Par currently maintains a retirement plan (the "Retirement Plan") and a retirement savings plan. The Board of Directors of Par has authorized the cessation of employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years.

     Compensation and Stock Option Committee

       The compensation and stock option committee consists of Mark Auerbach, Mony Ben-Dor, H. Spencer Matthews, and Robin O. Motz.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
     --------  ---------------------------------------------------------------

       The following table sets forth, as of the close of business on December 20, 1996, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedules 13D) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executives, as defined in the "Executive Compensation" section of this report, and (iv) all directors and current executive officers of the Company and Par as a group (based upon information furnished by such persons). Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                                    Shares of      % of
                                                                      Common      Common
                Name and Address of Beneficial Owner                  Stock        Stock
                ------------------------------------                ----------   --------
Clal Pharmaceutical Industries Ltd.(1)(2).....................       4,032,379      19.6
Kenneth I. Sawyer(3)(4).......................................         801,900       4.2
Melvin H. Van Woert, M.D.(3)(4)...............................          70,050       *
Andrew Maguire, Ph.D.(3)(4)...................................          36,300       *
H. Spencer Matthews(3)(4).....................................          36,300       *
Mark Auerbach(3)(4)...........................................          47,000       *
Mony Ben Dor(1)(2)(4).........................................               0       *
Robin O. Motz, M.D., Ph.D.(3)(4)..............................          42,000       *
Robert I. Edinger(5)..........................................          40,200       *
Robert M. Fisher, Jr.(6)......................................          30,870       *
All directors and current executive officers (as of 12/20/96)
 as a  group (8 persons)(3)(7)................................        1,044,212      6.0

----------------------
  * Less than 1%.
(1) The address of Clal Pharmaceutical Industries Ltd. ("Clal") and Mr. Ben Dor is Clal House, 5 Druyanov Street, Tel Aviv 63143, Israel. Of the 4,032,379 shares of Common Stock shown as beneficially owned by Clal, 2,127,272 shares are issued and outstanding, and 1,905,107 shares are issuable upon exercise of issued and outstanding warrants owned by Clal.
(2) Mr. Ben Dor disclaims beneficial ownership of shares owned by Clal, of which he is a director (see "Directors and Executive Officers of the Registrant" and "Certain Relationships and Related Transactions").
(3) The business address of each of these individuals, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977. Includes shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or prior to February 18, 1997, under the Company's stock option plans as follows: Mr. Sawyer, 645,000 shares; Dr. Van Woert 69,000 shares; Mr. Maguire, 36,000 shares; Mr. Matthews, 36,000 shares; Mr. Auerbach, 47,000 shares; Dr. Motz, 42,000 shares; and Mr. O'Connor, 10,000 shares.
(4) A director of the Company.
(5) A former executive officer of the Company (see "Executive Compensation"). Mr. Edinger's address is 60 Old Crown Road, Old Tappan, New Jersey 07675.
(6) A former executive officer of the Company. Includes 30,000 shares which may be acquired upon the exercise of options which are exercisable on or prior to February 18, 1997 (see "Executive Compensation"). Mr. Fisher's address is 74 Turtleback Lane West, New Canaan, Connecticut 06840.

(7) Current executive officers consist of Kenneth I. Sawyer and Dennis O'Connor (see "Directors and Executive Officers of the Registrant--Executive Officers"). Includes 10,662 shares beneficially owned by Dennis O'Connor, of which 10,000 shares may be acquired on the exercise of options which are exercisable on or prior to February 18, 1997.


     Voting Arrangements

          The Company and Clal entered into a Stock Purchase Agreement, dated March 25, 1995, as amended on May 1, 1995 (the "Stock Purchase Agreement"), pursuant to which Clal, on May 1, 1995, purchased 2,027,272 shares of Common Stock and the Company issued to Clal two three-year warrants to purchase an aggregate of 2,005,107 shares of Common Stock (the "Warrants"). Under the Stock Purchase Agreement, Clal agreed to vote all of the shares of Common Stock held by it in favor of certain business combination transactions of the Company and certain sales of assets or securities of the Company (see "Certain Relationships and Related Transactions"). In addition, Clal has certain rights under the Stock Purchase Agreement to nominate directors to the Company's Board and committees thereof (see "Directors and Executive Officers of the Registrant--Directors").

     ITEM 13.  Certain Relationships and Related Transactions.
     --------  -----------------------------------------------

          Clal Agreements. On May 1, 1995, the Company consummated a strategic alliance with Clal consisting primarily of (i) the sale by the Company of 2,027,272 shares of the Company's Common Stock for $20,000,000, or $9.87 per share, (ii) the issuance by the Company of the Warrants and (iii) the formation of the Joint Venture. Mony Ben Dor, a director of the Company, is also a director of Clal. Prior to the closing of the Stock Purchase Agreement, Clal owned no shares of the Common Stock (see "Business--Product Line Information", "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management").

          The Stock Purchase Agreement includes terms of the Company's and Clal's business relationship, including issuance to Clal of 2,027,272 shares of Common Stock, rights to nominate Board members, rights of first refusal, voting agreements, rights to invest in others, standstill agreements and agreements with respect to the issuance of the Warrants.

          Subject to the satisfaction of certain conditions, Clal obtained the right to designate one or more of the members of the Company's Board of Directors and committees thereof and the right to designate a member of the Company's management.

          Clal has a right of first refusal with respect to certain business combination transactions of the Company and certain sales of the assets or securities of the Company. Such right extends until May 1, 2000, provided that Clal, when exercising such right (i) has not sold or disposed of shares of Common Stock representing more than 337,045 shares of Common Stock and (ii) owns or has the right to acquire 16% of the Common Stock (the "Restricted Period"). If Clal does not exercise its right of first refusal with respect to any of the above-mentioned transactions, Clal will, subject to certain exceptions, be required to vote its shares of Common Stock in favor of such transactions. Such obligation will terminate upon the expiration of the Restricted Period. Clal has no obligation to vote its shares of Common Stock in favor of such a transaction if (i) Clal exercises its right of first refusal with respect to such transaction, (ii) fewer than 75% of the members of the Board (excluding member(s) of the Board nominated by Clal) vote in favor of the transaction or (iii) any member of the Board (excluding member(s) of the Board nominated by Clal) votes against the transaction. In the event that Clal has an obligation to vote its shares in favor of such a transaction, Clal also has agreed to take such other actions reasonably required or appropriate to facilitate the consummation of the transaction. Clal has no obligation to vote its shares in favor of, or take other actions to facilitate, any such transaction if Clal notifies the Company that, in Clal's opinion, the consummation of such a transaction would be detrimental to the Company and/or its shareholders, except if the Company, in response to such a notice, delivers to Clal a fairness opinion from a nationally recognized investment banking firm.

          Clal has agreed to limit acquisitions, including acquisitions under the Warrants, of the Company's securities to 19.99% of the issued and outstanding Common Stock prior to May 1, 1998. In addition, Clal has agreed to limit such acquisitions to 25% of the issued and outstanding Common Stock after May 1, 1998. Clal has the right to tender for or purchase no less than 70% of the issued and outstanding Common Stock after May 1, 2000. These limitations expire six months following the expiration of the Restricted Period (the "Consent Period"). Clal also has the right to acquire up to 20% of any equity securities issued by the Company in an underwritten public offering so long as Clal, at the time, owns 10% of the issued and outstanding Common Stock (assuming, for this purpose, the full exercise of the Warrants). Clal has also agreed not to sell or otherwise dispose of Common Stock or other securities convertible into Common Stock during the Consent Period unless such securities are registered or may be sold without registration under Rule 144 promulgated under the Securities Act of 1933, as amended, or are sold in certain business combination transactions, unless the sale is approved by the Board (excluding member(s) of the Board nominated by Clal). Clal will limit, during the Consent Period, sales of Common Stock to any one person, entity or group to no more than 3% of the issued and outstanding Common Stock, except as otherwise permitted under the Stock Purchase Agreement.

          In consideration of the rights and benefits obtained by the Company under the Stock Purchase Agreement, the Company issued to Clal the Warrants. The Warrants entitle Clal to purchase up to 1,905,107 shares of Common Stock at an exercise price of $12.00 per share. The Warrants are exercisable at any time until May 1, 1998, subject to earlier termination or redemption in certain circumstances. The Warrants provide that the number of shares of Common Stock issuable upon their exercise will be reduced by the number of shares of Common Stock, or securities exercisable or exchangeable for or convertible into shares of Common Stock, acquired by Clal in open market transactions and certain other transactions.

          In consideration of the rights and benefits obtained by the Company under the Stock Purchase Agreement, the Company also granted to Clal certain registration rights under a registration rights agreement (the "Registration Rights Agreement"). In general, Clal will not be able to sell freely the shares of Common Stock purchased by Clal or the shares of Common Stock issuable upon exercise of the Warrants without registration under applicable securities laws or unless an exemption from registration is available. Clal is entitled to two demand registrations. In addition, if the Warrants are exercised Clal is entitled to an additional demand registration. In addition, the Company granted to Clal the right to register shares of Common Stock owned by Clal on each occasion that the Company registers shares of Common Stock, subject to certain limitations and exceptions.

          Clal currently owns 2,127,272 shares of Common Stock. Of such shares, 100,000 were purchased from Mr. Sawyer at a price of $7.125 per share on June 3, 1996.

          As part of the alliance formed by the Company and Clal on May 1, 1995, the Company and Clal formed the Joint Venture to develop, manufacture and distribute generic pharmaceutical products worldwide. In connection with the Joint Venture, the Company and Clal have granted each other certain manufacturing and distribution rights for products developed by the other and for products developed by the Joint Venture (see "Business--Product Line Information" and "--Research and Development").

          Investment in FineTech. Under the Stock Purchase Agreement, the Company obtained the right to participate with Clal and certain of its affiliates in connection with pharmaceutical acquisitions and transactions. In connection therewith, the Company purchased 10% of the shares of FineTech Ltd. ("FineTech") in December 1995 for $1,000,000. FineTech is an Israeli pharmaceutical research and development company in which Clal has a significant ownership interest. The Company also obtained the exclusive right to purchase products not commonly sold in North America, South America and the Caribbean. Mony Ben Dor, a director of Clal and a director of the Company, is also a director of FineTech. The Company's purchases of chemical components from FineTech in fiscal year 1996 totalled approximately $1,500,000. The Company's purchases have been and will be on terms no less favorable than could be obtained from non-affiliated third parties.

          The foregoing descriptions of certain terms of the Stock Purchase Agreement, the Warrants, the Registration Rights Agreement and the Joint Venture do not purport to be complete and are qualified in their entirety by reference to such documents, copies of which were filed as exhibits to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 12, 1995.

          Transactions with Officers and Directors. In February 1995, the Company purchased a condominium for $192,500. The Company leased the condominium to Mr. Sawyer for $1,800 per month, which represented the fair market value as determined by a disinterested third party. The Company sold the condominium on July 31, 1996 for $225,000 (see "Executive Compensation").

          At various times during fiscal year 1996, the Company made certain unsecured loans to Mr. Sawyer in connection with the exercise of his options. Such loans currently are evidenced by a single promissory note, which replaces a series of previously issued notes, in the aggregate principal amount of $128,607. The note bears interest at the rate of 8.25% per annum. Interest and principal are due on April 14, 1997. As of November 22, 1996, the outstanding balance of the note, with interest, was approximately $129,548.

          During 1996, Bio-Dar Ltd., an Israeli company and affiliate of Clal Industries Ltd., sold chemicals to the Company for approximately $500,000.

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

       10.6    Form of Retirement Plan of Par. (11)

       10.6.1  First Amendment to Par's Retirement Plan, dated October 26, 1984.
               (6)

       10.7    Form of Retirement Savings Plan of Par. (11)

       10.7.1  Amendment to Par's Retirement Savings Plan, dated July 26, 1984.
               (12)

       10.7.2 Amendment to Par's Retirement Savings Plan, dated November 1, 1984. (12)

       10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (12)

       10.8    Par Pension Plan, effective October 1, 1984. (4)

       10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (1)

       10.10 Lease Agreement between Par and the County of Rockland Industrial Development Agency, dated as of October 1, 1984. (6)

       10.10.1 Lessee Guaranty between Par and Midlantic National Bank, dated as of October 1, 1984. (6)

       10.10.2 Mortgage from County of Rockland Industrial Development Agency to Midlantic National Bank, as Trustee, dated as of October 1, 1984. (12)

       10.10.3 Security Agreement between County of Rockland Industrial Development Agency and Midlantic National Bank, as Trustee, dated as of October 1, 1984. (12)

       10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, between Par and Charles and Dorothy Horton, dated October 21, 1978 and extension dated September 15, 1983.
               (11)

       10.12 Lease agreement between Par and Ramapo Corporate Park Associates, dated as of January 1, 1993.

       10.13 Employment Agreement, dated as of May 19, 1993, between the Registrant and Robert I. Edinger. (13)

       10.14 Distribution Agreement, dated as of October 16, 1993, between Genpharm, Inc., the Registrant and PRX Distributors, Ltd. (13)

       10.15 Letter Agreement, dated April 30, 1993, between the Generics Group B.V. and Par. (15)

       10.16 Distribution Agreement, dated as of February 24, 1994, between Sano Corporation, the Registrant and Par, as amended. (15)

       10.17 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (14)

       10.17.1 Mortgage Loan Note, dated May 4, 1994. (14)

       10.17.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (14)

       10.18 Letter Agreement, dated as of October 13, 1994, between Par and Robert I. Edinger. (15)

       10.19   1995 Directors Stock Option Plan. (19)

     10.20 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

     10.21 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd.
               (17)

     10.22 Warrant to Purchase Common Stock, dated May 1, 1995, delivered by the Registrant to Clal Pharmaceutical Industries Ltd. (17)

     10.23 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

     10.24 Clal Pharmaceutical Resources L.P. Limited Partnership Agreement, dated as of May 1, 1995, among PRI-Research, Inc., C.T.P. Research and Development (1995) Ltd. and Clal Pharmaceutical Resources (1995) Ltd. (17)

     10.25 Clal Pharmaceutical Resources (1995) Ltd. Stockholders Agreement, dated May 1, 1995, among PRI Research, Inc., C.T.P. Research and Development (1995) Ltd. and Clal Pharmaceutical Resources Ltd.
               (17)

     10.26 Supplemental Agreement, dated as of May 1, 1995, among the Registrant, Clal Pharmaceutical Industries Ltd. and Clal Pharmaceutical Resources L.P. (17)

     10.27     Guarantee of the Registrant, dated May 1, 1995. (17)

     10.28 Guarantee of Clal Pharmaceutical Industries Ltd., dated May 1, 1995. (17)

     10.29 Warrant to Purchase Common Stock, dated September 21, 1995, delivered by the Registrant to Clal Pharmaceutical Industries Ltd.

     10.30 Commercial Revolving Loan and Term Loan Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant. (20)

     10.31 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

     10.32 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

     10.33     Promissory Note, dated December 28, 1995, of the Registrant. (20)

     10.34 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

     10.35 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

     10.36 Cross Acceleration Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant. (20)

     11        Computation of per share data.

     16        Letter regarding change in accountants (18).

     21        Subsidiaries of the Registrant.

     23.1      Consent of Arthur Andersen LLP.

     23.2      Consent of Richard A. Eisner and Company, LLP.

     27        Financial Data Schedule.

     (a)(4) Reports on Form 8-K. No reports on Form 8-K were filed in the last quarter of the fiscal year ended September 30, 1996.
     __________________________________________

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

     (16) Previously filed by amendment with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1,1994 and incorporated herein by reference.

     (17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Report on Form 8-K (Commission File No. 1-10827) dated May 2, 1995.

     (18) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Report on Form 8-K (Commission File No. 1-10827) dated September 8,1995 and subsequently amended on October 4, 1995 and October 12, 1995 and incorporated herein by reference.

     (19) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended September 30, 1995.


     (20) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10827) for the quarter ended December 30, 1995 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: December 30, 1996     PHARMACEUTICAL RESOURCES, INC.
                                  ------------------------------
                                          (Registrant)

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


        Signature                                          Title                                            Date
        ---------                                          -----                                            ----
/s/ Kenneth I. Sawyer                        President, Chief Executive Officer, and                 December 30, 1996
-------------------------------              Chairman of the Board of Directors
Kenneth I. Sawyer


/s/ Dennis J. O'Connor                       Vice President, Chief Financial Officer                 December 30, 1996
--------------------------------             and Secretary (Principal Accounting  and Financial
Dennis J. O'Connor                           Officer)


/s/ Mark Auerbach                            Director                                                December 30, 1996
------------------------------
Mark Auerbach


/s/ Mony Ben-Dor                             Director                                                December 30, 1996
------------------------------
Mony Ben-Dor


/s/ Andrew Maguire                           Director                                                December 30, 1996
------------------
Andrew Maguire


/s/ H. Spencer Matthews                      Director                                                December 30, 1996
----------------------------
H. Spencer Matthews


/s/ Robin O. Motz                            Director                                                December 30, 1996
-------------------------------
Robin O. Motz


/s/ Melvin Van Woert                         Director                                                December 30, 1996
-----------------------------
Melvin Van Woert


                         PHARMACEUTICAL RESOURCES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                      FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


                                                                                         Page
                                                                                         -----
Included in Part II:
--------------------

  Reports of Independent Public Accountants                                            F-2, F-3

  Consolidated Balance Sheets at September 30, 1996 and September 30, 1995             F-4

  Consolidated Statements of Operations and Retained Earnings (Deficit) for
  the years ended September 30, 1996, September 30, 1995 and October 1, 1994           F-5

  Consolidated Statements of Cash Flows for the years ended September 30, 1996,
  September 30, 1995 and October 1, 1994                                               F-6

  Notes to Consolidated Financial Statements                                       F-7 through F-18


Included in Part IV:
-------------------
  SCHEDULE:

  II     Valuation and qualifying accounts                                             F-19

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

                         REPORT OF INDEPENDENT AUDITOR



Board of Directors and Shareholders
Pharmaceutical Resources, Inc.
Spring Valley, New York

  We have audited the accompanying consolidated statements of operations, retained earnings (deficit) and cash flows for Pharmaceutical Resources, Inc. and subsidiaries for the year ended October 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Pharmaceutical Resources, Inc. and subsidiaries for the year ended October 1, 1994, in conformity with generally accepted accounting principles.

  The above audit includes Schedule II, for the year ended October 1, 1994. In our opinion, the schedule referred to above presents fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.

/s/ Richard A. Eisner &  Company,  LLP

New York, New York
November 30, 1994

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the two years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


New York, New York
December 27, 1996

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,  September 30,
                          ASSETS                                                1996           1995
                          ------                                            ------------   ------------
Current assets:
  Cash and cash equivalents                                                 $   299,000   $17,986,000
  Temporary investments                                                         158,000       271,000
  Accounts receivable, net of allowances of $2,643,000
   and $1,588,000                                                             7,645,000     9,011,000
  Inventories                                                                19,352,000    15,364,000
  Prepaid expenses and other current assets                                   3,894,000     1,866,000
  Current deferred tax benefit
                                                                                      -     4,172,000
                                                                            -----------   -----------
    Total current assets                                                     31,348,000    48,670,000
Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                   26,068,000    24,371,000
Deferred charges and other assets                                             1,222,000     1,883,000
Investment in marketable securities                                           8,672,000     3,520,000
Investment in joint venture                                                   3,028,000     2,037,000
Non-current deferred tax benefit, net                                        14,608,000    10,436,000
                                                                            -----------   -----------
                                                                            $84,946,000   $90,917,000
                                                                            ===========   ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Current portion of long-term debt                                         $ 2,142,000   $ 1,470,000
  Accounts payable                                                            4,163,000     6,422,000
  Accrued salaries and employee benefits                                      3,299,000     2,336,000
  Accrued expenses and other current liabilities                              1,028,000       705,000
  Estimated current liabilities of discontinued operations                            -     2,830,000
                                                                            -----------   -----------
    Total current liabilities                                                10,632,000    13,763,000
Long-term debt, less current portion                                          2,971,000     4,259,000
Accrued pension liability                                                       719,000       941,000
Shareholders' equity:
    Common Stock, par value $.01 per share; authorized 60,000,000 shares;
      issued and outstanding 18,661,869 and 18,168,625 shares                   187,000       182,000
  Additional paid in capital                                                 67,081,000    65,276,000
  Retained earnings (deficit)                                                (1,509,000)    6,783,000
  Additional minimum liability related to defined benefit pension plan         (117,000)     (287,000)
  Unrealized gain on investment                                               4,982,000             -
                                                                            -----------   -----------
    Total shareholders' equity                                               70,624,000    71,954,000
                                                                            -----------   -----------
                                                                            $84,946,000   $90,917,000
                                                                            ===========   ===========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                        Year Ended
                                                       ---------------------------------------------
                                                       September 30,   September 30,    October 1,
                                                            1996            1995           1994
                                                       --------------  --------------  -------------
Net sales                                               $ 57,959,000     $66,503,000   $ 69,169,000
Cost of goods sold                                        48,299,000      45,514,000     45,774,000
                                                        ------------     -----------   ------------
   Gross margin                                            9,660,000      20,989,000     23,395,000
Operating expenses:
 Research and development                                  5,160,000       5,487,000      3,874,000
 Selling, general and administrative                      17,168,000      16,192,000     13,463,000
 Restructuring charge                                        549,000               -              -
                                                        ------------     -----------   ------------
   Total operating expenses                               22,877,000      21,679,000     17,337,000
                                                        ------------     -----------   ------------
   Operating income (loss)                               (13,217,000)       (690,000)     6,058,000
Settlements                                                        -       2,029,000              -
Other income                                               2,557,000         608,000        425,000
Interest expense                                            (432,000)       (499,000)      (465,000)
                                                        ------------     -----------   ------------
Income (loss) from continuing operations
 before provision for income taxes                       (11,092,000)      1,448,000      6,018,000
Provision for income taxes                                         -         836,000      1,785,000
                                                        ------------     -----------   ------------
Income (loss) from continuing operations                 (11,092,000)        612,000      4,233,000
Income from discontinued operations                        2,800,000               -        466,000
                                                        ------------     -----------   ------------
Income (loss) before change in accounting principle       (8,292,000)        612,000      4,699,000
Cumulative effect of change in accounting principle                -               -     14,128,000
                                                        ------------     -----------   ------------
Net income (loss)                                         (8,292,000)        612,000     18,827,000
Dividend on preferred stock                                        -           7,000       (312,000)
Retained earnings (deficit), beginning of year             6,783,000       6,164,000    (12,351,000)
                                                        ------------     -----------   ------------
Retained earnings (deficit), end of year                $ (1,509,000)    $ 6,783,000   $  6,164,000
                                                        ============     ===========   ============
Income (loss) per share of common stock:
 Continuing operations                                         $(.60)           $.04           $.26
 Discontinued operations                                         .15               -            .03
 Change in accounting principle                                    -               -            .85
                                                               -----            ----         ------

 Net income (loss)                                             $(.45)           $.04          $1.14
                                                                ====            ====          =====
Weighted average number of common and
 common equivalent shares outstanding                     18,467,248      17,143,381     16,494,898
                                                        ============     ===========   ============

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended
                                                        --------------------------------------------
                                                        September 30,   September 30,    October 1,
                                                             1996            1995           1994
                                                        --------------  --------------  -------------
Cash flows from operating activities:
 Net income (loss)                                       $ (8,292,000)    $   612,000   $ 18,827,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Cumulative effect of accounting change                           -               -    (14,128,000)
   Common stock for research and development expense                -         150,000              -
   Payment of tax audit settlement                                  -        (995,000)             -
   Income from discontinued operations                     (2,800,000)              -       (466,000)
   Restructuring charge                                       549,000               -              -
   Joint venture research and development                     499,000               -              -
   Provision for income taxes                                       -         836,000      1,785,000
   Depreciation and amortization                            2,873,000       2,588,000      2,391,000
   Allowances against accounts receivable                  (1,055,000)     (1,180,000)       140,000
   Write-off of inventories                                 1,395,000       2,203,000      1,333,000
   Other                                                      158,000               -        213,000

Changes in assets and liabilities:
   Decrease (increase) in accounts receivable               2,421,000       1,516,000     (2,631,000)
   (Increase) in inventories                               (5,383,000)     (1,215,000)    (3,568,000)
   (Increase) decrease in prepaid expenses
    and other assets                                       (1,191,000)       (845,000)       581,000
   (Decrease) increase in accounts payable                 (2,398,000)        822,000     (1,429,000)
   Increase (decrease) in accrued expenses
    and other liabilities                                     633,000        (722,000)      (930,000)
   (Decrease) in settlements                                        -               -     (6,500,000)
                                                         ------------     -----------   ------------
Net cash (used in) provided by operating activities       (12,591,000)      3,770,000     (4,382,000)
Cash flows from investing activities:
   Capital expenditures                                   (4,746,000)     (3,975,000)    (5,688,000)
   Investment in joint venture                            (1,470,000)     (2,037,000)             -
   (Increase) in marketable securities                      (190,000)     (2,520,000)    (1,000,000)
   Decrease (increase) in temporary investments              113,000         (95,000)     1,003,000
   Cash (used in) discontinued operations                     (8,000)        (12,000)      (267,000)
                                                        ------------     -----------   ------------
    Net cash (used in) investing activities               (6,301,000)     (8,639,000)    (5,952,000)
Cash flows from financing activities:
   Proceeds from issuance of common stock                  1,826,000      21,661,000      1,679,000
   Proceeds from issuance of notes payable
    and other debt                                         4,843,000       2,315,000      4,552,000
   Principal payments under long-term debt
    and other borrowings                                  (5,459,000)     (3,946,000)    (4,901,000)
   Payments due to stock conversion                           (5,000)              -              -
   Preferred dividends paid                                        -        (305,000)             -
                                                         ------------     -----------   ------------
    Net cash provided by financing activities               1,205,000      19,725,000      1,330,000

Net (decrease) increase in cash and cash equivalents      (17,687,000)     14,856,000     (9,004,000)
Cash and cash equivalents at beginning of year             17,986,000       3,130,000     12,134,000
                                                         ------------     -----------   ------------
Cash and cash equivalents at end of year                 $    299,000     $17,986,000   $  3,130,000
                                                         ============     ===========   ============

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

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

Use of Estimates:

     The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgements.

Accounting Period:

     In fiscal 1996, the Company changed its fiscal year end from the Saturday nearest to September 30 to September 30. This change had no material impact on the fiscal 1996 year end results. Fiscal years 1996, 1995 and 1994 ended on September 30, 1996, September 30, 1995 and October 1, 1994, respectively.

 Temporary Investments:

     Investments are stated at the lower of cost or market value. These investments are classified as "available for sale securities" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

outstanding options and warrants is computed using the "treasury stock" method. Fully dilutive has not been presented because it is not materially different from primary amounts.

Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents. At September 30, 1996, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

 Fair Value of Financial Instruments:

     The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities and debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

 Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to credit risk consist of trade receivables and interest-bearing short-term treasury obligations. The Company markets its products primarily to domestic distributors, wholesalers and retail drug store chains. The risk associated with this concentration is believed by the Company to be limited due to the large number of distributors, wholesalers, and drug store chains, their geographic dispersion and the performance of certain credit evaluation procedures (see "Accounts Receivable--Major Customers").

Discontinued Operations:

     In September 1996, the Company recorded $2,800,000 as income from discontinued operations, reversing the remaining reserves of Quad
Pharmaceuticals, Inc. ("Quad"), a wholly owned subsidiary of Par whose operations were discontinued in fiscal year 1991. The principal components of the liabilities in the prior year were notes payable to former officers of $813,000, amounts due to customers of $1,657,000, and accrued expenses and accounts payable $360,000.

     The income from discontinued operations does not reflect any tax effect in the current period.

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




 U.S. Trading Settlement:

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

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


Accounts Receivable:

                             1996     1995
                            -------  -------
                             (In Thousands)
 Accounts receivable        $10,288  $10,599
                            -------  -------

 Allowances:
  Doubtful accounts             694      208
  Returns and allowances        251      227
  Price adjustments           1,698    1,153
                            -------  -------
                              2,643    1,588
                            -------  -------
 Accounts receivable,
  net of allowances         $ 7,645  $ 9,011
                            =======  =======


 Major Customers:

     Two of the Company's customers accounted for approximately 11% and 9%, 6% and 8%, and 3% and 9% of net sales from continuing operations in fiscal years 1996, 1995 and 1994, respectively.

     At September 30, 1996, amounts due from these same two customers accounted for approximately 23% and 3% of the net accounts receivable balance. At September 30, 1995, the amounts due from these same two customers accounted for approximately 13% and 10% of the net accounts receivable balance.

Inventories:




                                            1996     1995
                                           -------  -------
                                            (In Thousands)
     Raw materials and supplies            $11,130  $ 8,157
     Work in process and finished goods      8,222    7,207
                                           -------  -------
                                           $19,352  $15,364
                                           =======  =======

Investment in Joint Venture:

     As part of a strategic alliance in May 1995, the Company and Clal formed the Joint Venture, a limited partnership formed under the laws of the State of Israel, to develop, manufacture and distribute generic pharmaceutical products worldwide. The Company and Clal to date have funded the Joint Venture in the amount of $3,430,000 and $3,570,000, respectively. Including the additional fiscal 1996 commitment not yet funded, the Company has committed to invest $3,920,000 in the Joint Venture during the next year. The Company and Clal are negotiating to amend their remaining funding commitments for 1996 in order to reflect the present and contemplated capital requirements of the Joint Venture, although they have not yet amended their written agreement. In the event that the Company and Clal do not reach a written agreement and either party makes an additional contribution to the Joint Venture,

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

the other party's share in the profits and capital of the Joint Venture will be diluted. The Joint Venture is owned 49% by the Company and 51% by Clal and is located primarily in Israel. The investment is accounted for by the equity method.

Investments:

     The Company has a distribution agreement with Sano which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. According to Sano, transdermal delivery offers significant benefits over oral delivery, including improved efficacy, increased patient compliance, reduced side effects, reduced interaction with other drugs in use by a patient and a more consistent and appropriate drug level in the bloodstream, all of which generally result in lower overall patient care costs. Sano is developing two generic nitroglycerin patches, one generic nicotine patch and one generic clonidine patch which are covered by the agreement. For each product the Company elects to distribute, Par must pay Sano a portion of the development expenses. To date, Sano has submitted three ANDAs to the FDA and anticipates submitting additional ANDAs in the future. The Company intends to purchase manufactured products from Sano, when approved by the FDA, at cost and share in the gross profits from the sale.

     As part of the Sano agreement, the Company invested $3,500,000 in the preferred stock of Sano in the prior years. In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock converted into 513,887 shares of common stock. In September 1996, the Company sold 135,000 shares of its Sano stock resulting in a gain of $1,859,000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Other Income"). The investment is classified as an "available for sale security" pursuant to SFAS No. 115. This standard requires that certain investments in debt and equity securities be adjusted to fair market value at the end of each accounting period and unrealized gains or losses recorded as a separate component of shareholders' equity. In accordance with SFAS No. 115, the remaining investment is carried at its fair market value on September 30, 1996 of $20 1/4 per share, or $7,672,000, and the unrealized gain on the investment of $4,982,000 is reflected as a separate component in shareholders' equity.

     Additionally, the Company advanced $2,942,000 and $1,429,000 in 1996 and 1995, respectively, to Sano as funding for the research and development costs of the generic transdermal products. The Company renegotiated the agreement to enable the advances to be recovered within three years by obtaining a greater share of gross profits. Due to the uncertainty with respect to the collectability of such advances, the Company has expensed them and will treat them as a reduction of research and development expense if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of total advances outstanding from the Company. The Company has reflected this as a reduction of research and development expense in fiscal 1996.

     In December 1995, the Company purchased a 10% interest in Fine-Tech Ltd., an Israeli pharmaceutical research and development company in which Clal Pharmaceutical Industries Ltd. ("Clal") has a significant ownership interest, for $1,000,000. Clal is a significant stockholder of the Company and, through its subsidiary, owns 51% of a research and development joint venture in which the Company, through its subsidiary, owns 49%. In addition, the Company obtained certain exclusive rights to purchase products from Fine-Tech Ltd. not commonly sold in North America, South America or the Caribbean. During 1996, the Company purchased raw materials of approximately $1,500,000 at the market value at the time of purchase.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

Property, Plant and Equipment:

                                              1996     1995
                                             -------  -------
                                              (In Thousands)
 Land                                        $ 2,230  $ 2,230
 Buildings                                    17,237   16,859
 Machinery and equipment                      20,532   17,987
 Office equipment, furniture and fixtures      5,863    4,825
 Leasehold improvements                          944      950
                                             -------  -------
                                              46,806   42,851

 Less accumulated depreciation
  and amortization                            20,738   18,480
                                             -------  -------
                                             $26,068  $24,371
                                             =======  =======


Distribution Agreements:

     As described in a previous note, the Company entered into a distribution agreement with Sano in February 1994, which gives Par the right of first refusal to exclusively distribute Sano's generic transdermal products in the United States, Canada, and several other international markets.

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


Long Term Debt:

     At September 30, 1996, the Company's debt of $5,113,000 is on a long-term basis, due to two banks, to be repaid in monthly installments through May 2001. The outstanding loans are secured by the assets of the Company.

     The Company has a line of credit it uses to acquire equipment. The line of credit is collateralized by the equipment purchased. Borrowings under this line are at a fixed rate based upon the prime rate in effect at the time of borrowing, with a minimum 1/2% premium which increases based on the length of time the loan is outstanding. At September 30, 1996, $355,000 was outstanding under this line. This bank also provides an 8.5% fixed rate mortgage loan. The loan was made in fiscal 1994, and at September 30, 1996, $1,184,000 was outstanding.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996


                                1996    1995
                               ------  ------
                               (In Thousands)
Industrial Revenue Bond (a)         -  $1,437
Term loans (b)                 $4,683   3,936
Other (c)                         430     356
                               ------  ------
                                5,113   5,729
Less current portion            2,142   1,470
                               ------  ------
                               $2,971  $4,259
                               ======  ======

     (a) The bond was repaid in full in fiscal 1996.

     (b) All of these loans, except the mortgage loan, bear interest at the prime rate, Libor or cost of funds, and amortize in monthly installments through 2001, when the remaining balance of $877,000 becomes due. The mortgage loan has a fixed rate of 8.5% until May 1999, at which time the fixed rate will be reset.

     (c) Includes amount outstanding under line of credit , with interest based upon prime rate in effect at the time of borrowing, with a minimum of 1/2 of 1% per annum premium which increases based upon the length of time the loan is outstanding. Also includes amounts due under a capital lease.

     Long-term debt maturities during the next five years, including the portion classified as current, are $2,142,000 in 1997, $1,577,000 in 1998, $395,000 in
1999, $61,000 in 2000 and $938,000 in 2001.

     On December 27, 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a rate per annum of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. As a condition to such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into locked accounts over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. As of December 30, 1996, approximately $3,500,000 was outstanding under such line of credit. The revolving credit facility, which is subject to covenants which are based on various financial benchmarks, replaced PRI's previous $16,000,000 revolving facility and $4,000,000 term loan facility with Fleet Bank, N.A. Any significant reduction in the borrowing base will adversely affect the Company's liquidity.

     During the fiscal years ended 1996, 1995 and 1994, the Company incurred total interest expense of $432,000, $499,000, and $465,000, respectively. Interest paid approximated interest expense in each of the years.

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


 Common Stock:

     In May 1995, the Company formed a strategic alliance with Clal Pharmaceutical Industries Ltd. ("Clal"), an Israeli company, to develop, manufacture and distribute generic pharmaceuticals worldwide. The Company sold 2,027,272 shares of PRI Common

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

Stock, representing 12% of the Company's Common Stock, to Clal for $20,000,000 ($9.87 per share). Clal also received two three year warrants to purchase up to 2,005,107 shares of Common Stock at prices between $11 and $12 per share. The shares and two warrants will allow Clal to purchase up to 19.9% of the Company's Common Stock. During fiscal 1996, Clal purchased an additional 100,000 shares of the Company's Common Stock.

 Dividend:
     The fiscal 1994 dividend on Preferred Stock was paid in February 1995. There was no dividend on common stock in fiscal 1994, 1995, or 1996.

Changes in Shareholders' Equity:
     Changes in the Company's Common Stock, Preferred Stock and Additional Paid in Capital accounts during the fiscal years ended in 1994, 1995, and 1996 were as follows:


                                                    Series A Convertible                            Additional
                                                      Preferred Stock            Common Stock        Paid In
                                                   Shares        Amount        Shares     Amount     Capital
                                                   ------        ------      ----------  --------  ------------
Balance, October 2, 1993                          1,479,070        $ 1,000   13,466,182  $135,000  $36,296,000
Exercise of stock options                                 -              -      343,000     3,000    1,495,000
Exercise of warrants                                      -              -        5,300         -       32,000
Issuance of warrants                                      -              -            -         -      250,000
Conversion of preferred shares                     (420,670)             -      420,670     4,000       (4,000)
Compensatory arrangements                                 -              -       16,869     1,000    1,392,000
Stock issued pursuant to settlement                       -              -      230,611     2,000    3,605,000
                                                 -----------      --------   ----------  --------  -----------
Balance, October 1, 1994                          1,058,400          1,000   14,482,632   145,000   43,066,000
Exercise of stock options                                 -              -      424,750     4,000    2,247,000
Exercise of warrants                                      -              -       45,000         -      270,000
Investment shares issued                                  -              -    2,042,272    21,000   19,139,000
Conversion of preferred shares                   (1,058,400)       $(1,000)   1,153,647    12,000      (32,000)
Compensatory arrangements                                 -              -       20,324         -      586,000
                                                 -----------      --------   ----------  --------  -----------
Balance, September 30, 1995                               -              -   18,168,625   182,000   65,276,000
Exercise of stock options                                 -              -      470,000     5,000    1,017,000
Investment shares issued                                  -              -            -         -      (12,000)
Conversion of preferred shares                            -              -            -         -       (5,000)
Compensatory arrangements                                 -              -       23,244         -      805,000
                                                 -----------      --------   ----------  --------  -----------
Balance, September 30, 1996                               -              -   18,661,869  $187,000  $67,081,000
                                                 ===========      ========   ==========  ========  ===========



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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

Employee Stock Purchase Program:
          The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 22,796 shares, 18,074 shares and 16,928 shares during fiscal years 1996, 1995 and 1994, respectively. At September 30, 1996, 917,740 shares remain available for sale under the Program.

Stock Options:
          The following is a summary of stock option activity during the fiscal years ended in 1996, 1995 and 1994:


                                             1996                  1995                1994
                                             ----                  ----                ----
                                                Price Per             Price Per             Price Per
                                      Shares      Share     Shares     Share      Shares      Share
                                    ----------  --------  ----------  --------  ----------  ---------
Outstanding at beginning of year    2,357,750   $2.63 to  2,533,500   $2.63 to  2,699,250    $2.63 to
                                                  $14.13                $14.13                 $10.50
Granted                               210,500   $7.00 to    289,500   $8.50 to    266,500    $7.00 to
                                                  $ 7.38                $10.63                 $14.13
Exercised                            (470,000)  $3.50 to   (424,750)  $2.63 to   (343,000)   $2.63 to
                                                  $ 7.00                $10.50                 $10.13
Cancelled/Surrendered                 (84,500)  $2.63 to    (40,500)  $7.38 to    (89,250)   $3.50 to
                                    ---------     $14.13  ---------     $14.13  ---------      $14.13

Outstanding at end of year          2,013,750   $3.13 to  2,357,750   $2.63 to  2,533,500    $2.63 to
                                    =========     $13.88  =========     $14.13  =========      $14.13


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

          At September 30, 1996 and September 30, 1995, options for 388,000 and 568,625 shares, respectively, were available for future grant under the various plans.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

Income Taxes:

          In February 1992, the Financial Accounting Standards Board issued SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), which required the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 required the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000. This amount is reflected in the net income of the Company in fiscal 1994 as the cumulative effect of a change in accounting principle.

          Management believes, based on its formation of strategic alliances and commitment to research and development of new products, it is more likely than not that the Company will generate taxable income sufficient to utilize the tax benefit of its NOL carryforwards prior to their expiration. However, there can be no assurance that the Company will generate taxable earnings or any specific level of continuing earnings in the future. Consequently, the Company is not recognizing benefit for its operating losses this year. Management believes, based on its formation of strategic alliances, this year's restructuring, commitments to research and development of new product, and its investments in equity securities, that its valuation allowance is adequate. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. At September 30, 1996, the Company had NOL carryforwards for tax purposes of approximately $50,000,000 that expire in September 2005 through September 2010.

          The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                     September 30,   September 30,
                                          1996            1995
                                     --------------  --------------
                                             (In Thousands)
Deferred assets:
Federal NOL carryforwards                  $17,598         $14,068
Accounts receivable                          1,058             636
Accrued expenses                               830             732
Research and development expenses            1,194             600
Inventory                                      302             499
State tax NOL                                1,603           1,053
Taxes payable to the IRS                       171             171
Other                                          630             490
                                           -------         -------
                                            23,386          18,249
Valuation allowance                         (5,978)           (861)
                                           -------         -------
                                            17,408          17,388
Deferred liabilities:
Fixed assets                                 2,800           2,780
                                           -------         -------
Net deferred assets                        $14,608         $14,608
                                           =======         =======


          Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of SFAS 109 and $434,000 was credited in fiscal 1995. A valuation allowance was recorded in fiscal 1996 and fiscal 1995 for an additional $683,000 and $558,000, respectively, related to stock option compensation which will be credited to equity upon utilization of tax carryforwards.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996

The components of income tax expense follow:


                                                      1995    1994
                                                      ----    ----
                                                     (In Thousands)
 Federal:
 Current                                           $1,769         -
 Deferred                                            (995)  $ 2,585
                                                   ------   -------
                                                   $  774   $ 2,585
                                                   ------   -------
State:
 Current                                               62         -
 Deferred                                               -      (800)*
                                                   ------   -------
                                                       62      (800)
                                                   ------   -------
                                                   $  836   $ 1,785
                                                   ======   =======

* During fiscal year 1994, there was a change in state tax laws which permitted recognition of NOL carryforwards.

  The table below provides the details of the differences between the provision for income taxes and the amount determined by multiplying income before income taxes by the applicable federal statutory rate:


                                    1995    1994
                                    -----  ------
Statutory tax rate                    34%    34%
State tax NOL generated                -    (13%)
State tax - net                        6%     -
Interest on IRS settlement - net      18%     -
Other - non-deductible                 -      9%
                                    ----   ----
Effective tax rate                    58%    30%
                                    ====   ====


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

Commitments, Contingencies and Other Matters:

 Leases:
  At September 30, 1996, the Company had minimum rental commitments aggregating $1,881,000 under noncancelable operating leases expiring through 2004. Amounts payable thereunder are $805,000 in 1997, $381,000 in 1998, $151,000 in 1999,
$107,000 in 2000, $107,000 in 2001, and $330,000 thereafter.  Rent expense charged to operations in fiscal years 1996, 1995 and 1994 was $612,000, $811,000, and $907,000, respectively.

 Retirement Plans:

  The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Plan. The Board of Directors of Par has authorized the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. It also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans and the defined benefit plan discussed below were $1,229,000 in 1996 (reduced by $24,000 in forfeitures), $1,107,000 in 1995 (reduced by $289,000 in forfeitures) and $598,000 in 1994 (reduced by $250,000 in forfeitures). In fiscal 1997, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

  The Company maintains a Defined Benefit Pension Plan covering eligible employees as defined in the Plan,

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996


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

          Net pension expense for fiscal years 1996, 1995 and 1994 included the following components:

                                                               1996    1995    1994
                                                              ------  ------  ------
                                                                  (In Thousands)
Interest cost                                                 $ 132   $ 129   $ 128
Actual return on assets                                         (71)   (200)    129
Net amortization and deferral:
Asset (loss) gain                                               (34)     77    (266)
Amortization of initial unrecognized transition obligation       51      51      51
Amortization of unrecognized net gain                             3       -       -
                                                              -----   -----   -----
Net pension expense                                           $  81   $  57   $  42
                                                              =====   =====   =====

          The discount rate used to measure the projected benefit obligation for the Plan is 7%. The assumed long-term rate of return on plan assets in 1996 was 7%.

          The Plan's funded status and the amounts recorded on the Company's consolidated balance sheets are as follows:

                                                           1996     1995
                                                          -------  -------
                                                           (In Thousands)
Vested benefit obligations                                $1,989   $2,175
                                                          ======   ======
Accumulated benefit obligations                           $1,989   $2,175
                                                          ======   ======
Projected benefit obligations                             $1,989   $2,175
Market value of assets                                     1,594    1,565
                                                          ------   ------
Projected benefit obligation in excess of market value      (395)    (610)
Unrecognized net obligation                                  602      654
Unrecognized net loss                                        117      287
Adjustment for minimum liability                            (719)    (941)
                                                          ------   ------
Net recorded pension (liability)                          $ (395)  $ (610)
                                                          ======   ======

          In accordance with SFAS 87, the Company has recorded an additional minimum pension liability for underfunded plans of $719,000 in fiscal 1996 and $941,000 in fiscal 1995, representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of September 30, 1996, $117,000 of the excess minimum pension liability resulted in a charge to equity. As of September 30, 1995, the excess minimum liability was $287,000.

 Legal Proceedings:

          The Company is involved in certain litigation matters, including certain product liability actions and actions by two former employees for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business, and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity.

          In June 1996, the Company settled a claim with its insurance carrier, filed in 1995, for $1,455,000 related to the interruption of business at one of its manufacturing facilities. The settlement favorably affected gross margins by $618,000 in the third quarter of fiscal year 1996, but did not have a material effect on its financial condition, results of operations or liquidity for the fiscal year.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--Continued
                              September 30, 1996
Restructuring:

          Recently, the Company implemented measures in an effort to reduce costs and increase operating efficiencies. Such measures provided for a reduction of the work force including the layoff of forty nine employees in various manufacturing, administrative, and development functions, a reorganization of certain personnel, and a planned reduction in spending on advertising, marketing and professional services which is expected to reduce operating costs in subsequent periods.

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

Other Matters:

          During fiscal year 1996, four of the Company's products accounted for approximately 58% of its net sales and yielded the substantial portion of the gross margin of the Company, with one of such products representing a substantial portion of both net sales and gross margin. During the second half of calendar 1995, two generic pharmaceutical manufacturers received FDA approval of a product for which the Company previously had been the sole generic manufacturer. This product, along with two other products, historically had accounted for a significant percentage of net sales and gross margin of the Company. Further, a competitor of the Company in fiscal year 1996 received FDA approval for a very significant product of the Company for which the Company previously had been the sole generic manufacturer.

          The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future.

                                                            SCHEDULE II
                         PHARMACEUTICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                              Column B    Column C     Column D       Column E
--------                             ----------   ---------   -----------    ----------
                                                  Additions
                                     Balance at   charged to                   Balance
                                     beginning    costs and                   at end of
Description                          of period    expenses    Deductions        period
-----------                          ----------  ---------    ----------      ----------
Allowance for doubtful accounts:

 Year ended September 30, 1996        $208,000     $486,000           $0        $694,000

 Year ended September 30, 1995        $124,000     $108,000      $24,000 (b)    $208,000

 Year ended October 1, 1994           $137,000     $ (9,000)(a)  $ 4,000 (b)    $124,000

Allowance for returns and price
 adjustments:

 Year ended September 30, 1996      $1,380,000   $5,886,000    5,317,000 (c)  $1,949,000

 Year ended September 30, 1995      $2,644,000   $3,632,000    4,896,000 (c)  $1,380,000

 Year ended October 1, 1994         $2,491,000   $5,481,000    5,328,000 (c)  $2,644,000

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

10.6     Form of Retirement Plan of Par. (11)

10.6.1   First Amendment to Par's Retirement Plan, dated October 26, 1984. (6)

10.7     Form of Retirement Savings Plan of Par. (11)

10.7.1   Amendment to Par's Retirement Savings Plan, dated July 26, 1984. (12)

10.7.2   Amendment to Par's Retirement Savings Plan, dated November 1, 1984.
         (12)

10.7.3   Amendment to Par's Retirement Savings Plan, dated September 30, 1985.
         (12)

10.8     Par Pension Plan, effective October 1, 1984. (4)

10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (1)

10.10 Lease Agreement between Par and the County of Rockland Industrial Development Agency, dated as of October 1, 1984. (6)

10.10.1 Lessee Guaranty between Par and Midlantic National Bank, dated as of October 1, 1984. (6)

10.10.2 Mortgage from County of Rockland Industrial Development Agency to Midlantic National Bank, as Trustee, dated as of October 1, 1984. (12)

10.10.3 Security Agreement between County of Rockland Industrial Development Agency and Midlantic National Bank, as Trustee, dated as of October 1, 1984. (12)

10.11    Lease for premises located at 12 Industrial Avenue, Upper
         Saddle River, New Jersey, between Par and Charles and Dorothy Horton, dated October 21, 1978 and extension dated September 15, 1983. (11)

10.12 Lease Agreement between Par and Ramapo Corporate Park Associates, dated as of January 1, 1993.

10.13 Employment Agreement, dated as of May 19, 1993, between the Registrant and Robert I. Edinger. (13)

10.14 Distribution Agreement, dated as of October 16, 1993, between Genpharm, Inc., the Registrant and PRX Distributors, Ltd. (13)

10.15 Letter Agreement, dated April 30, 1993, between the Generics Group B.V. and Par. (15)

10.16 Distribution Agreement, dated as of February 24, 1994, between Sano Corporation, the Registrant and Par, as amended. (15)

10.17 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (14)

10.17.1  Mortgage Loan Note, dated May 4, 1994. (14)

10.17.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (14)

10.18    Letter Agreement, dated as of October 13, 1994, between Par and Robert
         I. Edinger. (15)

10.19    1995 Directors Stock Option Plan. (19)

10.20 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

10.21 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

10.22 Warrant to Purchase Common Stock, dated May 1, 1995, delivered by the Registrant to Clal Pharmaceutical Industries Ltd. (17)

10.23 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

10.24 Clal Pharmaceutical Resources L.P. Limited Partnership Agreement, dated as of May 1, 1995, among PRI-Research, Inc., C.T.P. Research and Development (1995) Ltd. and Clal Pharmaceutical Resources (1995) Ltd.
         (17)

10.25 Clal Pharmaceutical Resources (1995) Ltd. Stockholders Agreement, dated May 1, 1995, among PRI Research, Inc., C.T.P. Research and Development
         (1995) Ltd. and Clal Pharmaceutical Resources Ltd. (17)

10.26 Supplemental Agreement, dated as of May 1, 1995, among the Registrant, Clal Pharmaceutical Industries Ltd. and Clal Pharmaceutical Resources L.P. (17)

10.27    Guarantee of the Registrant, dated May 1, 1995. (17)

10.28    Guarantee of Clal Pharmaceutical Industries Ltd., dated May 1, 1995.
         (17)

10.29 Warrant to Purchase Common Stock, dated September 21, 1995, delivered by the Registrant to Clal Pharmaceutical Industries Ltd.

10.30 Commercial Revolving Loan and Term Loan Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant. (20)

10.31 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

10.32 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

10.33    Promissory Note, dated December 28, 1995, of the Registrant. (20)

10.34 Master Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

10.35 Equipment Security Agreement, dated December 28, 1995, between Fleet Bank, N.A. and Par. (20)

10.36 Cross Acceleration Agreement, dated December 28, 1995, between Fleet Bank, N.A. and the Registrant. (20)

11       Computation of per share data.

16       Letter regarding change in accountants (18).

21       Subsidiaries of the Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Richard A. Eisner and Company, LLP.

27       Financial Data Schedule.
__________________________________________________

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

(16) Previously filed by amendment with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended October 1, 1994 and incorporated herein by reference.

(17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 8-K (Commission File No. 1-10827) dated May 2, 1995.

(18) Previously filed with the Securities and Exchange Commission as on exhibit to the Registrant's Report Form 8-K (Commission File No. 1-10827) dated September 8,1995 and subsequently amended on October 4, 1995 and October 12, 1995 and incorporated herein by reference.

(19) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for the year ended September 30, 1995.

(20) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10827) for the quarter ended December 30, 1995 and incorporated herein by reference.