Form 10-Q
period 1996-12-28
PHARMACEUTICAL RESOURCES INC
filed 1997-02-11
CIK 878088

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


                For the quarterly period ended December 28, 1996



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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   ------  -------


                                  18,696,629
     Number of shares of Common Stock outstanding as of February 5, 1997.

         This is page 1 of 97 pages.  The exhibit index is on page 13.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                             DECEMBER 28,    SEPTEMBER 30,
ASSETS                                                                          1996             1996
------                                                                     --------------    -------------
                                                                            (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents                                                            -         $   299
  Temporary investments                                                          $   123             158
  Accounts receivable, net of allowances of
   $3,474 and $2,643                                                               7,835           7,645
  Inventories                                                                     18,263          19,352
  Prepaid expenses and other current assets                                        1,120           3,894
                                                                                 -------         -------
    Total current assets                                                          27,341          31,348

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                        25,569          26,068

Deferred charges and other assets                                                  1,170           1,222

Investments                                                                        6,904           8,672

Investment in joint venture                                                        2,880           3,028

Non-current deferred tax benefit                                                  14,608          14,608
                                                                                 -------         -------

   Total assets                                                                  $78,472         $84,946
                                                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                                              $   261         $ 2,142
  Short term debt                                                                  3,624               -
  Accounts payable                                                                 3,026           4,163
  Accrued salaries and employee benefits                                           2,584           3,299
  Accrued expenses and other current liabilities                                   1,017           1,028
                                                                                 -------         -------

     Total current liabilities                                                    10,512          10,632

Long-term debt, less current portion                                               1,308           2,971

Accrued pension liability                                                            719             719

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,696,629 and 18,661,869 shares                          187             187
  Additional paid in capital                                                      67,095          67,081
  Accumulated (deficit)                                                           (4,488)         (1,509)
  Additional minimum liability related to defined benefit pension plan              (117)           (117)
  Unrealized gain on investment                                                    3,256           4,982
                                                                                 -------         -------

    Total shareholders' equity                                                    65,933          70,624
                                                                                 -------         -------

    Total liabilities and shareholders' equity                                   $78,472         $84,946
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



                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                     DECEMBER 28,   DECEMBER 30,
                                                         1996           1995
                                                     -------------  -------------
Net sales                                                 $12,470        $14,859
Cost of goods sold
                                                           11,238         10,762
 Gross margin                                             -------        -------
                                                            1,232          4,097

Operating expenses:
 Research and development                                     704            363
 Selling, general and administrative                        3,124          4,231
                                                          -------        -------
   Total operating expenses                                 3,828          4,594
                                                          -------        -------
   Operating (loss)                                        (2,596)          (497)
Other income                                                  109            289
Interest expense                                              (82)          (121)
(Loss) before provision (credit) for income taxes          (2,569)          (329)
Provision (credit) for income taxes                           410           (131)
                                                          -------
NET (LOSS)                                                 (2,979)          (198)
Retained earnings (deficit), beginning of period           (1,509)         6,783
                                                          -------        -------
Retained earnings (deficit), end of period                $(4,488)       $ 6,585
                                                          =======        =======

 NET (LOSS) PER SHARE OF COMMON STOCK                       $(.16)         $(.01)
Weighted average number of common and
 common equivalent shares outstanding                      18,667         18,448
                                                          =======        =======




        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      DECEMBER 28,   DECEMBER 30,
                                                                          1996           1995
                                                                      -------------  -------------

Cash flows from operating activities:
  Net (loss)                                                               $(2,979)       $  (198)

  Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
    (Credit) for income tax expense                                              -           (131)
    Joint venture research and development                                     148            153
    Depreciation and amortization                                              686            730
    Allowances against accounts receivable                                    (831)          (697)
    Write-off of inventories                                                   333            316
    Other                                                                        -            (10)
 Changes in assets and liabilities:
      Decrease in accounts receivable                                          641          1,636
   Decrease (increase) in inventories                                          756         (1,676)
   Decrease (increase) in prepaid expenses and other assets                  2,908           (233)
   (Decrease) in accounts payable                                           (1,137)          (490)
   (Decrease) in accrued expenses and other liabilities                       (726)          (102)
                                                                           -------        -------
Net cash (used in) operating activities                                       (201)          (702)
Cash flows from investing activities:
      Capital expenditures                                                    (269)        (1,117)
      Decrease (increase) in investments                                        42         (1,000)
      Decrease in temporary investments                                         35             83
                                                                           -------        -------
    Net cash (used in) investing activities                                   (192)        (2,034)
 Cash flows from financing activities:
   Proceeds from issuance of capital stock                                      14             39
   Net proceeds from revolving credit line, proceeds from issuance
    of notes payable and other debt                                          3,624          4,050
   Principal payments under long-term debt and other borrowings             (3,544)        (4,196)
   Payments due to stock conversion                                              -             (5)
                                                                           -------        -------
    Net cash provided by (used in) financing activities                         94           (112)

Net (decrease) in cash and cash equivalents                                   (299)        (2,848)
Cash and cash equivalents at beginning of period                           $   299         17,986
                                                                           -------        -------
Cash and cash equivalents at end of period                                       -        $15,138
                                                                           =======        =======




        The accompanying notes are an integral part of these statements.

                                     --4--

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 28, 1996
                                  (UNAUDITED)

   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

BASIS OF PREPARATION:

   The accompanying financial statements at December 28, 1996 and for the three-month periods ended December 28, 1996 and December 30, 1995 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1996 was derived from the audited financial statements at such date.

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

SHORT TERM DEBT:

   On December 27, 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. As a condition to such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. As of December 28, 1996, approximately $3,600,000 was outstanding under such line of credit. The revolving credit facility, which is subject to covenants which are based on various financial benchmarks, replaced PRI's previous $16,000,000 revolving facility and $4,000,000 term loan facility with Fleet Bank, N.A. Any significant reduction in the borrowing base will adversely affect the Company's liquidity.

INCOME TAXES:

   Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss this quarter. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the current quarter due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit in prior periods with respect to certain research and development credits.

                                     --5--

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               DECEMBER 28, 1996
                                  (UNAUDITED)

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Retirement Plans:

   The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Plan. The Board of Directors of Par authorized the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal 1997, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

Legal Proceedings:

   The Company is involved in certain litigation matters, including certain product liability actions and actions by two former officers for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or results of operations.

Restructuring and Cost Reductions:

          The Company implemented measures during the fourth quarter of fiscal 1996, which continued in the first quarter of fiscal 1997, in an effort to reduce costs and increase operating efficiencies. Such measures provided for a reduction of the work force, changes in senior management, a reorganization of certain existing personnel and reductions in certain expenses.

                                     --6--

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (III) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS, AND (IV) THE ABILITY OF THE COMPANY TO RETAIN AND ATTRACT MANAGEMENT PERSONNEL IN KEY OPERATIONAL AREAS.

RESULTS OF OPERATIONS

GENERAL

   The Company incurred an operating loss for the three-month period ended December 28, 1996 of $2,596,000 compared to a loss of $497,000 in the corresponding period of the prior fiscal year. The loss is principally due to sales and gross margin declines, as described below. If sales declines are not offset by increased sales of new distributed or manufactured products, net sales and gross margin declines will continue and, accordingly, result in continuing losses. As a result of the recent losses, the Company is continuing to search for strategic alternatives to improve its financial condition and product line.

   The continued price and profit margin erosion on certain of the Company's products reflects a trend currently being experienced in the generic drug industry in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) competition from brand name drug manufacturers selling generic versions of their drugs, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, and (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers.

   In response to recent results and industry trends, the Company has implemented measures to reduce costs and increase operating efficiencies (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions"). These measures have begun to reduce operating costs in fiscal 1997. No assurances can be given that reduced costs will return the Company to profitability.

   The Company plans to continue to invest in its internal research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements and research and development joint ventures. There have been no significant sales of any new manufactured or distributed products introduced in the first quarter of the current fiscal year. The Company is engaged in efforts, subject to U.S. Food and Drug Administration ("FDA") approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements. No assurance can be given that any additional products for sale by the Company will happen or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "-Financial Condition-Liquidity and Capital Resources").

NET SALES

   Net sales of $12,470,000 for the three months ended December 28, 1996 decreased $2,389,000, or 16%, from the corresponding period of the prior fiscal year. The decline is primarily due to decreased sales of manufactured

                                     --7--
products which resulted, in large, part from lower pricing and decreases in volume of one of the Company's significant products, and to a lesser extent, one other significant product. The reduction in pricing and volume results from increased competition from other drug manufacturers. Sales of distributed products were consistent with the levels achieved in the corresponding period of the prior fiscal year.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products and (v) the level of customer service.

GROSS MARGIN

   The Company's gross margin of $1,232,000 (10% of net sales) for the three months ended December 28, 1996 decreased by $2,865,000 from $4,097,000 (28% of net sales) in the corresponding period of the prior fiscal year. The gross margin decline is primarily due to lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. Gross margins on distributed products for the current three-month period were comparable to gross margins for the quarter ended December 30, 1995.

   Inventory write-offs, taken in the normal course of business, amounted to $333,000 for the three-month period ended December 28, 1996, compared to $316,000 in the corresponding period of the prior year. The inventory write-offs are related to the disposal of finished products due to short shelf life and work in process inventory not meeting the Company's quality control standards.

OPERATING EXPENSES
Research and Development

     Research and development expenses for the three months ended December 28, 1996 were $704,000 versus $363,000 for the three months ended December 30, 1995. In the current quarter, there were no payments to or reimbursements from Sano Corporation ("Sano"), while in the prior year payments of $1,075,000 were more than offset by a reimbursement from Sano of $1,500,000. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano. The Company recorded its share of the Clal joint venture's (see below) research and development expenses of $148,000 for the current three-month period compared to $153,000 for the corresponding period of the prior year.

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

 Selling, General and Administrative

     Selling, general and administrative costs are $3,124,000 (25% of net sales) for the three month period ended December 28, 1996 versus $4,231,000 (28% of net sales) for the corresponding period in the prior fiscal year. The decrease in the period is primarily attributable to a decline in personnel costs resulting from recent headcount reductions and the amendment of a pension plan (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Retirement Plans" and "-Restructuring and Cost Reductions"). In addition, fees for consulting and professional services, costs for advertising and developmental marketing and bad debt expense have been reduced in the current fiscal quarter. The prior year's costs included severance expenses related to management reorganization at that time.

                                     --8--

Income Taxes

     Management has determined, based on the Company's performance and the uncertainty of the generic business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss this quarter. The Company incurred income tax expense of $410,000 in the current quarter due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit for prior periods with respect to certain research and development credits. The Company recorded an income tax benefit of $131,000 during the first quarter of fiscal 1996 which was reversed during the fourth quarter of the same year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Working capital of $16,829,000 at December 28, 1996 represents a decrease of $3,887,000 from September 30, 1996. The decrease is principally due to the use of funds to fund operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with General Electric Capital Corporation ("GECC"), there is no cash balance at December 28, 1996 (see "-Financing"). The working capital ratio of 2.6x declined from 2.9x at fiscal year end.

     During the first quarter of fiscal 1997, the Company sold 7,000 shares of Sano stock yielding net proceeds of approximately $135,000. In January 1997, the Company advanced to Sano $1,957,000 as funding for the research and development costs of certain generic transdermal products.

     The Company is committed to invest $3,920,000 (which includes the balance of the commitment from fiscal year 1996) in the Clal joint venture through fiscal 1997. The Company and Clal are negotiating to amend their remaining funding commitments in order to reflect the present and contemplated capital requirements of the Joint Venture, although they have not yet amended their written agreement. In the event that the Company and Clal do not reach a written agreement and either party makes an additional contribution to the joint venture, the other party's share in the profits and capital of the joint venture will be diluted.

     The Company expects to fund its research and development activities, including its obligations under the existing distribution and development arrangements discussed above, out of its working capital, and if necessary with borrowings against its line of credit, to the extent then available (see "-- Financing"). If, however, the Company continues to experience significant losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products will be materially and adversely affected.

FINANCING

     As of December 28, 1996, the Company's total outstanding short-term and long-term debt amounted to $3,624,000 and $1,569,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan to another bank.

     On December 27, 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate on the line of credit is based upon a per annum rate of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. As a condition to such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox

                                     --9--
account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility, which is subject to covenants based on various financial benchmarks, replaced PRI's previous $16,000,000 revolving facility and $4,000,000 term loan facility with Fleet Bank, N.A. Any significant reduction in the borrowing base will adversely affect the Company's liquidity.

                                     --10--

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

     (a)  Exhibits:

          10.37 - Pledge Agreement, dated December 27, 1996, between Par Pharmaceutical, Inc. and General Electric Capital Corporation.

          10.38 - Pledge Agreement, dated December 27, 1996, between Pharmaceutical Resources, Inc. and General Electric Capital Corporation.

          10.39 - Loan and Security Agreement, dated December 27, 1996, between Par Pharmaceutical, Inc. and General Electric Capital Corporation.

            11 -   Computation of per share data.

            21 -   Subsidiaries of Registrant.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                    (Registrant)



February 11, 1997                /s/ Kenneth I. Sawyer
                                 -----------------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




February 11, 1997                /s/ Dennis J. O'Connor
                                 --------------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                     --12--

                                 EXHIBIT INDEX
                                 -------------


   Exhibit Number       Description                        Page Number
   --------------       ------------                       -----------



10.37  Pledge Agreement, dated December 27, 1996,             14
       between Par Pharmaceutical, Inc. and General
       Electric Capital Corporation.
10.38  Pledge Agreement, dated December 27, 1996,             25
       between Pharmaceutical Resources, Inc. and General Electric Capital Corporation.
10.39  Loan and Security Agreement, dated December 27,        36
       1996, between Par Pharmaceutical, Inc. and General Electric Capital Corporation.
   11  Computation of per share data                          95
   21  Subsidiaries of Registrant                             96
   27  Financial Data Schedule                                97

                                     --13--