Form 10-Q
period 1997-03-29
PHARMACEUTICAL RESOURCES INC
filed 1997-05-13
CIK 878088

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

                 For the quarterly period ended March 29, 1997



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


       Registrant's telephone number, including area code: (914) 425-7100



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (check mark)   No
                                                    ------------     --------


                                   18,696,629
        Number of shares of Common Stock outstanding as of May 8, 1997.

         This is page 1 of 27 pages.  The exhibit index is on page 14.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                         MARCH 29,  SEPTEMBER 30,
                          ASSETS                                            1997        1996
                          ------                                          ---------  -----------
                                                                         (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents                                                       -    $   299
  Temporary investments                                                    $    123        158

  Accounts receivable, net of allowances of
   $3,300 and $2,643                                                          7,350      7,645
  Inventories                                                                16,714     19,352
  Prepaid expenses and other current assets                                   1,045      3,894
                                                                           --------    -------
    Total current assets                                                     25,232     31,348

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                   24,980     26,068

Deferred charges and other assets                                             1,470      1,222

Investments                                                                   5,297      8,672

Investment in joint venture                                                   2,649      3,028

Non-current deferred tax benefit                                             14,608     14,608
                                                                           --------    -------

   Total assets                                                            $ 74,236    $84,946
                                                                           ========    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Current portion of long-term debt                                        $    241    $ 2,142
  Short term debt                                                             8,059          -
  Accounts payable                                                            2,602      4,163
  Accrued salaries and employee benefits                                      2,601      3,299
  Accrued expenses and other current liabilities                              1,132      1,028
                                                                           --------    -------

     Total current liabilities                                               14,635     10,632

Long-term debt, less current portion                                          1,239      2,971

Accrued pension liability                                                       719        719

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,696,629 and 18,661,869 shares                     187        187
  Additional paid in capital                                                 67,117     67,081
  Accumulated (deficit)                                                     (11,253)    (1,509)
  Additional minimum liability related to defined benefit pension plan         (117)      (117)
  Unrealized gain on investment                                               1,709      4,982
                                                                           --------    -------
    Total shareholders' equity                                               57,643     70,624
                                                                           --------    -------
    Total liabilities and shareholders' equity                             $ 74,236    $84,946
                                                                           ========    =======

        The accompanying notes are an integral part of these statements.

                                     --2--

                        PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                        SIX MONTHS ENDED       THREE MONTHS ENDED
                                                     ----------------------  ----------------------
                                                     MARCH 29,   MARCH 30,   MARCH 29,   MARCH 30,
                                                        1997        1996        1997        1996
                                                     ----------  ----------  ----------  ----------
Net sales                                             $ 24,252     $30,220    $ 11,782     $15,361
Cost of goods sold                                      23,494      21,953      12,256      11,191
                                                      --------     -------    --------     -------
   Gross margin                                            758       8,267        (474)      4,170

Operating expenses:
 Research and development                                3,777       1,582       3,073       1,219
 Selling, general and administrative                     6,346       8,510       3,222       4,279
                                                      --------     -------    --------     -------
   Total operating expenses                             10,123      10,092       6,295       5,498
                                                      --------     -------    --------     -------
   Operating (loss)                                     (9,365)     (1,825)     (6,769)     (1,328)
Other income                                               249         471         140         182
Interest expense                                          (218)       (206)       (136)        (85)
                                                      --------     -------    --------     -------
(Loss) before provision (credit) for income taxes       (9,334)     (1,560)     (6,765)     (1,231)
Provision (credit) for income taxes                        410        (622)          -        (491)
                                                      --------     -------    --------     -------
NET (LOSS)                                              (9,744)       (938)     (6,765)       (740)
Retained earnings (deficit), beginning of period        (1,509)      6,783      (4,488)      6,585
                                                      --------     -------     -------     -------
Retained earnings (deficit), end of period            $(11,253)    $ 5,845    $(11,253)    $ 5,845
                                                      ========     =======     =======     =======

 NET (LOSS) PER SHARE OF COMMON STOCK                    $(.52)      $(.05)      $(.36)      $(.04)
Weighted average number of common and
 common equivalent shares outstanding                   18,668      18,403      18,701      18,434
                                                      ========     =======    ========     =======




        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                   -------------------------------------------
                                                                     MARCH 29,                    MARCH 30,
                                                                       1997                          1996
                                                                   -------------                --------------

Cash flows from operating activities:
 Net (loss)                                                           $(9,744)                    $  (938)

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
 (Credit) for income tax expense                                           -                         (622)
 Joint venture research and development                                   379                         353
 Depreciation and amortization                                          1,365                       1,417
 Allowances against accounts receivable                                  (657)                        (11)
 Write-off of inventories                                                 634                         629
 Other                                                                     -                          (10)

Changes in assets and liabilities:
 Decrease in accounts receivable                                          952                       1,189
 Decrease (increase) in inventories                                     2,004                      (2,506)
 Decrease (increase) in prepaid expenses and other assets               2,876                        (268)
 (Decrease) in accounts payable                                        (1,561)                       (160)
 (Decrease) in accrued expenses and other liabilities                    (594)                        (25)
                                                                      -------                     -------
   Net cash (used in) operating activities                             (4,346)                       (952)
Cash flows from investing activities:
 Capital expenditures                                                    (552)                     (2,314)
 Decrease (increase) in investments                                       102                      (1,000)
 Decrease in temporary investments                                         35                          85
                                                                      -------                     -------
   Net cash (used in) investing activities                               (415)                     (3,229)
Cash flows from financing activities:
 Proceeds from issuance of capital stock                                   36                         118
 Net proceeds from revolving credit line, proceeds from issuance
  of notes payable and other debt                                       8,059                       4,307
 Principal payments under long-term debt and other borrowings          (3,633)                     (4,603)
 Payments due to stock conversion                                          -                           (5)
                                                                      -------                     -------
   Net cash provided by (used in) financing activities                  4,462                        (183)

Net (decrease) in cash and cash equivalents                              (299)                     (4,364)
Cash and cash equivalents at beginning of period                      $   299                      17,986
                                                                      -------                     -------
Cash and cash equivalents at end of period                                 -                      $13,622
                                                                      =======                     =======




        The accompanying notes are an integral part of these statements.

                                     --4--

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                  (UNAUDITED)

          Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

BASIS OF PREPARATION:

          The accompanying financial statements at March 29, 1997 and for the six-month and three-month periods ended March 29, 1997 and March 30, 1996 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1996 was derived from the audited financial statements at such date.

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

SHORT TERM DEBT:

          On December 27, 1996, Par Pharmaceutical, Inc., the Company's operating subsidiary ("Par"), entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. As of March 29, 1997, approximately $8,100,000 was outstanding under such line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity.

          On March 29, 1997, the Company was in violation of financial covenants contained in the Loan Agreement. The Company has an understanding with GECC for the waiver by GECC of such breaches and the amendment of the Loan Agreement with respect to such covenants. The Company and GECC are in the process of finalizing the amendment and waiver.

INCOME TAXES:

          Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss in the six-month period ended March 29, 1997. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit in prior periods with respect to certain research and development credits.

                                     --5--

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                MARCH 29, 1997
                                  (UNAUDITED)

EARNINGS PER SHARE:

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For the current and comparative prior six and three-month periods, SFAS 128 would have had no impact on earnings per share.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Retirement Plans:

          The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Retirement Plan. The Board of Directors of Par authorized the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal 1997, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

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

Restructuring and Cost Reductions:

          The Company implemented measures during the fourth quarter of fiscal 1996, which continued in fiscal 1997, in an effort to reduce costs and increase operating efficiencies. Such measures provided for a reduction of the work force, changes in senior management, a reorganization of certain existing personnel and reductions in certain expenses.

SUBSEQUENT EVENTS:

          On April 30, 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par will phase out its manufacturing of those products. BASF will discontinue its direct sale of those products at the particular facility. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. The Company expects it will commence selling drugs manufactured by BASF and that BASF will transfer the marketing and sales of certain products covered by the Supply Agreement in the fourth quarter of fiscal 1997.

                                     --6--

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                MARCH 29, 1997
                                  (UNAUDITED)

          In April 1997, the Company entered into an agreement (the "Lek Agreement") with Lek Pharmaceutical and Chemical Company d.d. ("Lek"), a European manufacturer of pharmaceutical products located in Slovenia. Under the Lek Agreement, the Company became a non-exclusive distributor of one of Lek's pharmaceutical products in the United States and any other United States territories. Par also agreed to purchase its requirements of that product exclusively from Lek or one of its affiliates. Lek has received from the U.S. Food and Drug Administration ("FDA") Abbreviated New Drug Application ("ANDA") approvals for three strengths of Acyclovir, the generic equivalent of Zovirax(R), and the Company began shipping the product in the third quarter of fiscal 1997. The Lek Agreement has an initial term of five years (subject to earlier termination by either party as provided therein), and thereafter automatically renews from year to year unless either party gives written notice of non-renewal. The cost to the Company of the product is subject to a base price plus a percentage of the net profit as defined in the Lek Agreement.

                                     --7--

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

RESULTS OF OPERATIONS

GENERAL

          The Company incurred operating losses for the six-month and three-month periods ended March 29, 1997 of $9,365,000 and $6,769,000, respectively, compared to losses of $1,825,000 and $1,328,000 in the corresponding periods of the prior fiscal year. The losses are principally due to sales and gross margin declines, as described below, and an advance to Sano Corporation ("Sano") in the current three-month period for the development of transdermal products. The Company's gross margins for the six-month and three-month periods ended March 29, 1997 were $758,000 and $(474,000), respectively, compared to $8,267,000 and
$4,170,000 for the corresponding periods of the prior fiscal year. The negative gross margin experienced in the current quarter is the result of the continuing trend of lower pricing on certain manufactured products. If sales declines are not offset by increased sales of new distributed or manufactured products, net sales and gross margin declines will continue and, accordingly, result in continuing losses. As a result of the recent losses, the Company is continuing to search for strategic alternatives to improve its financial condition and product line.

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

          In response to recent results and industry trends, the Company has implemented measures to reduce costs and increase operating efficiencies (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions"). These measures have begun to reduce certain operating costs in fiscal 1997. No assurances can be given that reduced costs will return the Company to profitability.

          On April 30, 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products (see "Notes to Financial Statements-Subsequent Events"). Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par will phase out its manufacturing of those products. BASF will discontinue its direct sale of those products manufactured at the particular facility. The Company expects it will commence selling drugs manufactured by BASF and that BASF will transfer the marketing and sales of certain products covered by the Supply Agreement in the fourth quarter of fiscal 1997.

          In April 1997, the Company entered into an agreement with Lek Pharmaceutical and Chemical Company d.d. ("Lek"), in which it has obtained rights to distribute Acyclovir, the generic equivalent of Zovirax(R) (see "Notes to Financial Statements-Subsequent Events"). The non-exclusive distribution agreement covers three dosage forms manufactured by Lek. The product was introduced by the Company in third quarter of fiscal 1997.

                                     --8--

          The Company plans to continue to invest in its internal research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements and research and development projects. There have been no significant sales of any new manufactured or distributed products introduced in the first six months of the current fiscal year. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements. Sano has advised the Company that the FDA has not yet approved its previously submitted Abbreviated New Drug Applications ("ANDAs") for the nicotine and nitroglycerine patches and, accordingly, such patches will not be available for marketing during the first six months of calendar 1997. As the submission is at the FDA, Sano cannot determine when or if approvals will be granted. No assurance can be given that any additional products for sale by the Company will happen or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "-Financial Condition-Liquidity and Capital Resources").

NET SALES

          Net sales of $24,252,000 for the six months ended March 29, 1997 decreased $5,968,000, or 20%, from the corresponding period of the prior fiscal year. The decline is primarily due to decreased sales of manufactured products which resulted, in large part, from lower pricing and decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products, partially offset by higher volume of a lower margin product. The reduction in pricing and volume results from increased competition from other drug manufacturers. Sales of distributed products were consistent with the levels achieved in the corresponding period of the prior fiscal year.

          Net sales for the current quarter are $11,782,000 compared to $15,361,000 (or 23% lower) in the corresponding quarter of last year. The decline is principally attributable to the continuing lower sales of certain significant products, partially offset by higher volume of a lower margin product.

          Levels of sales are principally dependent upon, among other things,
(i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products, (iv) introduction of new distributed products and (v) the level of customer service.

GROSS MARGIN

          The Company's gross margin of $758,000 (3% of net sales) for the six months ended March 29, 1997 decreased by $7,509,000 from $8,267,000 (27% of net sales) in the corresponding period of the prior fiscal year. The gross margin decline is primarily due to lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. Gross margins for distributed product continue to be immaterial.

          The gross margin in the current quarter of $(474,000), or -4% of net sales, is $4,644,000 lower than the margin of $4,170,000, or 27% of net sales, in the corresponding quarter of the prior year. The decline is primarily attributable to the lower sales and pricing of certain manufactured products which continued the trend of decreasing margins.

          Inventory write-offs, taken in the normal course of business, amounted to $634,000 and $301,000 for the six-month and three-month periods ended March 29, 1997, compared to $629,000 and $313,000 in the corresponding periods of the prior year. The inventory write-offs are related to the disposal of finished products due to short shelf life and work in process inventory not meeting the Company's quality control standards.

OPERATING EXPENSES
Research and Development

          Research and development expenses for the six months ended March 29, 1997 were $3,777,000 versus $1,582,000 for the six months ended March 30, 1996. In the current period, advances to Sano amounted to $1,957,000, while in the prior year payments of $1,075,000 were more than offset by a reimbursement from Sano of

                                     --9--

$1,500,000. The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano. The Company is engaged in ongoing discussions with Sano with respect to interpretations of the rights and obligations of the respective parties under the Distribution Agreement. The Company recorded its share of the Clal Pharmaceutical Industries, Ltd. ("Clal") joint venture's (see below) research and development expenses of $379,000 and $231,000 for the current six-month and three-month periods, respectively, compared to $353,000 and $200,000 for the corresponding periods of the prior year.

          Research and development expenses in the current three-month period of $3,073,000 increased from $1,219,000 for the corresponding period in the prior year primarily as result of advances to Sano not incurred in the corresponding quarter of the prior year.

          To further expand its product line, the Company is continuing its efforts to introduce new products from internal research and development and from existing joint ventures, as well as searching for additional research and development projects. In May 1995, the Company formed an alliance with Clal to develop, manufacture and distribute generic pharmaceuticals worldwide. A research and development joint venture, formed in Israel and owned 49% by the Company and 51% by Clal, has commenced operations and identified several products for research.

 Selling, General and Administrative

          Selling, general and administrative costs are $6,346,000 (26% of net sales) for the six month period ended March 29, 1997 versus $8,510,000 (28% of net sales) for the corresponding period in the prior fiscal year. The decrease in the period is primarily attributable to a decline in personnel costs resulting from recent headcount reductions and the amendment of a retirement plan (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Retirement Plans" and "-Restructuring and Cost Reductions"). In addition, fees for consulting and professional services, costs for advertising and developmental marketing and bad debt expense have been reduced in the current fiscal year. The prior year's costs included severance expenses related to management reorganization at that time.

          In the current quarter, selling, general and administrative costs of $3,222,000 (27% of net sales) decreased $1,057,000 from $4,279,000 (28% of net sales) in the corresponding quarter of last year. The decrease is primarily the result of decreased personnel costs, professional fees and advertising and marketing costs, as discussed above.

Income Taxes

          Management has determined, based on the Company's recent performance and the uncertainty of the generic business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss for the six-month period ended March 29, 1997. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit for prior periods with respect to certain research and development credits. The Company recorded income tax benefit of $622,000 and $491,000 for the six-month and three-month periods of fiscal 1996, respectively, which were reversed during the fourth quarter of the same year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

          Working capital of $10,597,000 at March 29, 1997 represents a decrease of $10,119,000 from September 30, 1996. The decrease is principally due to the use of funds to fund operating losses and advances to Sano. As a result of a cash management system pursuant to the financing agreement that the Company entered into with General Electric Capital Corporation ("GECC"), there is no cash balance at March 29, 1997 (see "-Financing"). The working capital ratio of 1.7x declined from 2.9x at fiscal year end.

          During the six months ended March 29, 1997, the Company sold 17,000 shares of Sano stock yielding net proceeds of approximately $272,000. In January 1997, the Company advanced to Sano $1,957,000 as funding for the research and development costs of certain generic transdermal products.

                                     --10--

          The Company is committed to invest $3,920,000 (which includes the balance of the commitment from fiscal year 1996) in the Clal joint venture through fiscal 1997. The Company and Clal are negotiating to modify their contractual rights and obligations under the joint venture agreement, although they have not yet amended their written agreement. In the event that the Company and Clal do not reach a written agreement and either party makes an additional contribution to the joint venture, the other party's share in the profits and capital of the joint venture will be diluted.

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

FINANCING

          As of March 29, 1997, the Company's total outstanding short-term and long-term debt amounted to $8,059,000 and $1,480,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan with another bank.

          On December 27, 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC which provides Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or
(ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate on the line of credit is based upon a per annum rate of 2.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. Any significant reduction in the borrowing base from its current levels will adversely affect the Company's liquidity. The Company was in breach of the Loan Agreement during the second quarter of fiscal 1997 (see "Item 6-Defaults Upon Senior Securities" below).


                   ITEM 6.  DEFAULTS UPON SENIOR SECURITIES.

          On March 29, 1997, the Company was in violation of financial covenants contained in the Loan Agreement. The Company has an understanding with GECC for the waiver by GECC of such breaches and the amendment of the Loan Agreement with respect to such covenants. The Company and GECC are in the process of finalizing the amendment and waiver.
                                     --11--

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)  Exhibits:

                10.40 - Manufacturing and Supply Agreement between Par Pharmaceutical, Inc. and BASF Corporation, dated April 30, 1997.

                11 -     Computation of per share data.

                27 -     Financial Data Schedule.

          (b)  Reports on Form 8-K:

                None.

                                     --12--

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                  (Registrant)



May 13, 1997                     /s/ Kenneth I. Sawyer
                                 ---------------------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



May 13, 1997                     /s/ Dennis J. O'Connor
                                 ---------------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                  Secretary
                                 (Principal Accounting and Financial Officer)

                                     --13--

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number    Description                                    Page Number
--------------    ------------                                   -----------
     10.40        Manufacturing and Supply Agreement
                  between Par Pharmaceutical, Inc. and BASF
                  Corporation, dated April 30, 1997                 15

     11           Computation of per share data                     26

     27           Financial Data Schedule                           27

                                     --14--

                                                                   EXHIBIT 10.40

                       MANUFACTURING AND SUPPLY AGREEMENT


          THIS MANUFACTURING AND SUPPLY AGREEMENT (the "Agreement"), dated as of April 30, 1997, is by and between BASF CORPORATION, having offices at 3000 Continental Drive-North, Mount Olive, New Jersey 07828-1234 ("BC"), and PAR PHARMACEUTICAL, INC., having offices at One Ram Ridge Road, Spring Valley, New York 10977 ("PAR").

                WHEREAS, PAR is currently manufacturing and/or marketing the pharmaceutical products listed on Schedule 1 hereto;

          WHEREAS, BC maintains a facility capable of manufacturing the products listed on Schedule 1 hereto (subject to receiving certain regulatory approval as set forth herein); and

          WHEREAS, the parties desire to provide for the manufacture of all such products by BC, subject to the terms and conditions set forth herein.

                NOW, THEREFORE, the parties agree as follows:

     1. DEFINITIONS. For purposes hereof, the following terms shall have the meanings set forth:

     "Affiliates" shall mean, with respect to any Person, any other Person controlled by, controlling or under common control with such Person, where control means more than 50% ownership or voting rights or the power to direct management or policy.

     "ANDA" shall mean the abbreviated new drug application for each Product as approved by the FDA.

     "BC Customer" shall have the meaning set forth in Section 2.2 hereof.

     "BHC" shall mean a New York partnership originally established between Hoecel Corporation and Boots Manufacturing Inc., with a plant located in Bishop, Texas.

     "Confidential Information" shall mean any information which in any way shall relate to a party, including, without limitation, its products, business, know-how, methods, trade secrets and technology, or to any Affiliate thereof, that shall be furnished in connection with this Agreement.

     "Contract Customer" shall mean the Person to which BC (or BHC) currently sells any Ibuprofen Product manufactured at the Shreveport Facility.

     "Excess Orders" shall have the meaning set forth in Section 3.2 hereof.

     "FDA" shall mean the United States Food and Drug Administration.

     "Manufacturing Records" shall mean all Specifications, formulations, processes and controls, including all supporting and historical data, product samples, technology transfer, laboratory data, development documentation and all related regulatory and compliance documents and information and such further information and documentation as BC shall reasonably request to enable it to manufacture and supply Products in accordance with the terms and conditions set forth herein.

     "Minimum Purchase Requirements" shall mean the minimum quantities of each Product set forth on Schedule 2 hereto which PAR must purchase from BC pursuant to Section 2.1 hereof.

     "Net Sales Price" shall mean the total amount invoiced on sales of each Product by PAR or any of its Affiliates to independent, unrelated third parties in bona fide arms' length transactions, less the following deductions, in each case related specifically to the Products in question and actually allowed and taken by such third

                                     --15--
parties and not otherwise recovered by or reimbursed to PAR or its Affiliates:
(a) taxes on sales (such as sales or use taxes), insurance and other transportation charges to the extent added to the sales price and set forth separately as such in the total amount invoiced; and (b) trade, cash and quantity discounts and rebates, shelf stock adjustments, mandated state and federal rebates, chargebacks, return goods allowances and promotional allowances as agreed to by parties in advance; provided, however, that if a change of
                                    --------  -------
control of PAR shall occur and thereafter PAR shall continue to sell Products on a wholesale basis, Net Sales Price for a Product shall mean the highest wholesale price at which PAR sells such Product; and provided, further that if a
                                                     --------  -------
change of control of PAR shall occur and thereafter PAR shall sell Products on a retail basis, Net Sales Price for each Product shall be mutually determined by the parties, with such determination to reflect wholesale prices in the industry of similar products. In the event that the parties hereto cannot agree on Net Sales Price as set forth in the preceding sentence within sixty (60) days following notice of a change of control, which notice shall be given promptly by PAR, the parties shall submit such matter to a mutually agreed to independent accounting firm or other qualified professional, the decision of which shall be final and binding.

     "Person" shall mean an individual, corporation, partnership or other entity.

     "Products" shall mean the pharmaceutical products listed on Schedule 1 hereto and such other pharmaceutical products as the parties may, from time to time, designate in writing.

     "Sales Materials" shall mean all sales and marketing literature and materials relating to Products, lists setting forth the names, addresses and contacts of all BC Customers, schedules of sales of Products and such further information and documentation as PAR shall reasonably request with respect to the Products.

     "Shreveport Facility" shall mean the manufacturing facility at Shreveport, Louisiana currently owned by a wholly owned subsidiary of BC.

     "Specifications" shall mean the terms and conditions applicable to each Product and described in the ANDA for such Product, as the same may be supplemented from time to time.

     "SUPAC" shall mean the necessary scale up and post approval change submission required by the FDA for a change of manufacturing site from PAR's manufacturing facility for the Transition Product to the Shreveport Facility to permit BC to manufacture and supply such Product to PAR in accordance with the terms and conditions hereof under PAR's ANDAs therefor.

     "Trademarks" shall mean SSD (U.S. Serial No. 75/090,142), SSD RP (U.S. Registration No. 1,782,008), SSD AF (U.S. Registration No. 1,767,867 for use with silver sulfadiazine Products, and IBU (U.S. Registration No. 1,444,784) for use with ibuprofen Products.

     "Transition Date" shall mean the date as of which BC shall be able to ship commercial quantities of the Transition Product.

     "Transition Product" shall mean, collectively, the Product, in all colors and shapes, specified in Item 1(a) of Schedule 1 hereto.

     "Transition Period" shall mean the period commencing on the date hereof and ending on the Transition Date.

     2.         PURCHASE OF PRODUCTS.

     2.1 AGREEMENT TO PURCHASE. PAR hereby agrees to purchase, subject to Sections 3.4 and 3.5 hereof, all its requirements for each Product from BC;

provided, however, that such requirements shall not be less than the Minimum
--------  -------
Purchase Requirements for such Product for the periods specified therein; and,

provided, further, that (i) if BC, or an Affiliate thereof, shall introduce any
--------  -------
product competitive (i.e., a substitute product having the same indication and
                     ----
same active ingredient) with any Product and PAR's sales of such Product decline as a percentage of total sales of such Product in the United States, then the Minimum Purchase Requirements for each period following such introduction shall be decreased proportionately, and (ii) if PAR shall demonstrate that total sales of a Product in the United States shall decrease by 10% or more and PAR's sales of such Product in the United States

                                     --16--
remain substantially the same on a percentage of total U.S. sales basis, the parties hereto shall reduce the Minimum Purchase Requirements with respect to such Product to a level which reflects such decrease in total U.S. sales. In the event that the Minimum Purchase Requirements are not purchased by PAR, PAR shall pay BC, as liquidation damages, an amount equal to the price then in effect which would have applied to purchases by PAR under this Agreement.

     2.2 TRANSITIONAL ASSISTANCE-SALES. On or before the date hereof, BC has delivered to PAR true and correct copies of all its Sales Materials. Promptly upon the execution hereof, BC shall deliver to PAR a list of each Person (except for Contract Customers) which has purchased Products from BC or any of its Affiliates ("BC Customer") since January 1, 1995. Additionally, BC shall deliver, promptly upon the execution hereof, a notice, in a form mutually agreed upon by the parties hereto, to each BC Customer since January 1, 1996, advising each of BC's discontinuance of the direct sale of those Products which BC previously produced in its Shreveport Facility, availability of the Products from PAR and (iii) BC shall offer to continue to supply Products to such customer until July 31, 1997 or such earlier date as PAR and such customer agree to a supply arrangement for the Products. BC shall cooperate with and assist PAR in its efforts to market to BC Customers Products to be manufactured and supplied hereunder upon the obtaining of all requisite regulatory approvals therefor, including, but not limited to, coordination of meetings with and providing introductions to such customers.

     2.3 ADDITIONAL PRODUCTS. BC and PAR shall negotiate in good faith to provide for the manufacture and supply of the products listed on Schedule 3 hereto, on terms consistent with those set forth in this Agreement.

     3.         MANUFACTURE AND SUPPLY; TRADEMARK LICENSE.

     3.1 OBLIGATION TO SUPPLY. BC shall manufacture and supply to PAR all PAR's requirements for each Product, subject to Sections 3.2 and 3.4 below, in accordance with the terms and conditions set forth herein. BC shall not, and shall cause its Affiliates not to, manufacture at the Shreveport Facility for or supply any of the Products to any Person other than PAR, except for the Contract Customers. BC shall not, and shall cause its Affiliates not to, sell any Products to Contract Customers on terms more favorable than those of PAR hereunder. Notwithstanding anything to the contrary contained herein, BC shall not be required to supply quantities of Products which, together with quantities of Products required to be sold to Contract Customers, exceed the quantities which the Shreveport Facility currently is capable of manufacturing.

     3.2 FORECASTS; EXCESS ORDERS. Not later than the tenth day of each calendar quarter, PAR shall provide BC with a written rolling forecast of the quantities of each Product that PAR expects to order for delivery during each of the next three (3) succeeding calendar quarters. Each forecast shall indicate the amounts of each Product expected for delivery in the relevant quarter. The first such forecast of each Product that PAR expects to order shall be provided on the date hereof and, until January 1, 1998, shall not include forecasts for sales of Products to BC Customers. In the event that PAR shall, in any calendar quarter, submit purchase orders ("Excess Orders") for a Product in excess of one hundred twenty (120%) percent of the forecast for such Product as set forth in the second most recent forecast delivered to BC prior to the date of such Excess Order, BC shall use commercially reasonable efforts to fill such Excess Orders as promptly as practicable, but shall not be in breach hereof if, notwithstanding such efforts, it shall be unable to fill such Excess Orders.

     3.3 TRANSITIONAL ASSISTANCE-MANUFACTURING. PAR shall, as promptly as practicable upon the execution hereof, use its best efforts to prepare and file with the FDA the SUPAC. Additionally, PAR shall assist BC in the filing by BC of ANDAs for the Transition Product. The parties shall cooperate in all respects in the preparation and filing of the SUPAC and such ANDAs and to obtain the prompt approval thereof by the FDA, including, without limitation, providing each other with all information and/or expertise necessary therefor. It is the understanding of the parties that additional biostudies on the Transition Product shall not be required therefor. The parties shall share equally (as nearly as practicable) the out-of-pocket expenses and responsibilities incurred with respect to the preparation, filing and approval of the SUPAC and such ANDAs. PAR shall, at its expense, deliver to BC true and correct copies of all Manufacturing Records and shall cooperate with BC and provide to BC such assistance as shall be reasonably necessary to enable BC to manufacture and supply the Transition Product in accordance with the terms and conditions hereof.

                                     --17--

     3.4 CONTINUED MANUFACTURING OF PRODUCTS. (a) Until such time as BC shall be able to manufacture all of PAR's requirements for the Transition Product at the Shreveport Facility in accordance with the terms and conditions hereof, PAR may continue to manufacture, or purchase from third parties, such of the Transition Product as BC shall be unable to so manufacture; provided,
                                                                --------
however, that PAR shall offer to purchase all active ingredients used by it in
-------
the manufacture thereof from BC to the extent such raw material is manufactured or sold by BC and the purchase price therefor shall be as set forth in item 1(a) of Schedule 1 hereto.

     (b) Until such time as PAR shall have exhausted its inventory (including, without limitation, inventory covered by firm purchase orders) of active ingredients used in PAR's manufacture of the Products and of finished goods set forth in Items 2 and 3 of Schedule 1 hereto, PAR may continue to manufacture such Products.

     3.5 PAR MANUFACTURING ON FAILURE TO SUPPLY. Subject to the limitations set forth in Section 3.1, in the event that BC shall fail or shall be unable to supply PAR's requirements for any Product hereunder for a period exceeding, or likely to exceed, thirty (30) days, PAR may, in its discretion, elect to manufacture, or cause to be manufactured, such Product until such time as BC shall again be able to fully supply PAR's requirements therefor. Any quantities manufactured by, or on behalf of, PAR due to such a failure to supply shall be included for purposes of determining whether PAR has achieved the Minimum Purchase Requirements with respect to such Product. In the event that such failure or inability shall continue for six (6) months or more, PAR shall have a right to terminate this Agreement pursuant to Section 9.4 hereof with respect to such Product.

     3.6 FACILITY MAINTENANCE. BC shall, at all times, maintain and operate the Shreveport Facility, and implement such quality control procedures, so as to be able to perform its obligations hereunder. BC shall permit quality assurance representatives of PAR and representatives of the FDA to inspect the Shreveport Facility at all times upon reasonable notice, during normal business hours and on a confidential basis; provided, that PAR shall not conduct
                                   --------
inspections of the Shreveport Facility more than once per calendar year, unless otherwise legally required or unless there shall be specific, reasonable cause shown for more frequent inspections. Notwithstanding the foregoing, PAR shall be permitted reasonable periodic visits (not to exceed one per quarter) to the Shreveport Facility to discuss manufacturing and supply issues with management of BC.

     3.7 TRADEMARK LICENSE. (a) BC hereby grants to PAR for the term of this Agreement a non-transferable, non-exclusive, revocable license to use the Trademarks in the United States in connection with the Products. BC hereby represents and warrants to PAR that the Trademarks are the only trademarks currently used by BC prior to the date of this Agreement solely with respect to any of the Products. BC does not confer any other right, express or implied, to use any other trademarks of BC or its Affiliates. PAR agrees that it will use the Trademarks only in connection with the Products manufactured by BC under this Agreement. Such use shall be in accordance with good trademark practice and subject to instruction (relating to proper appearance for maintenance and protection of the Trademarks) provided by BC from time to time.

     (b) Sales and marketing aids, product identification and labels which include the Trademarks shall be used exclusively in connection with Products which shall have been manufactured under this Agreement. PAR shall always identify the Trademarks as being registered trademarks of BC, used under license from BC.

     (c) PAR agrees to inform BC of any misuse or infringement of the Trademarks of which PAR shall become aware. BC shall take such action as it shall deem necessary and appropriate, in its sole discretion, to maintain and protect the Trademarks. PAR agrees to cooperate with BC in pursuing any action to enforce the Trademarks against any third party infringer, and BC agrees to reimburse PAR for its reasonable expenses associated with such cooperation.

     (d) BC shall fully indemnify and hold harmless PAR and its Affiliates from and against any and all claims, liabilities, losses, damages and expenses (including reasonable attorneys' fees) with respect to infringement, misappropriation and similar claims by third parties relating to rights of ownership or use of the Trademarks.

     (e) Upon termination or expiry of this Agreement for any reason as set forth in Section 9 hereof, PAR agrees to immediately cease use of the Trademarks on any packaging or printed material, except however that PAR may continue to sell any existing inventory of Products on which the Trademarks appear, for a period of up to

                                     --18--
six (6) months following such termination or expiry. If PAR continues selling inventory after termination in connection with this provision, the obligations of paragraphs 3.7(a) and (b) herein shall survive termination of this Agreement, and PAR agrees to continue to abide by such terms for six (6) months following termination, or until the existing inventory is sold, whichever comes first.

     4.         PURCHASING; DELIVERY; PAYMENT TERMS.

     4.1 PURCHASE ORDERS. (a) From time to time, and subject to the other provisions of this Agreement, PAR shall place orders for Products and identify the requested delivery dates for each such order. The delivery dates specified in any such orders shall not be less than sixty (60) days or more than ninety (90) days from the dates of such orders; provided that the first order
                                                 --------
hereunder for each Product shall be placed as early as practicable after the date hereof but at least ninety (90) days prior to the requested date of the first shipment of such Product. Shipping logistics shall be as set forth on
Schedule 4 hereto. Each order placed pursuant to this Section 4.1 which is not modified or cancelled by PAR within sixty (60) days of the requested delivery date thereof shall constitute a firm obligation to purchase the ordered quantities of Products. Orders may be modified or cancelled by PAR upon written notice to BC; provided, however, that if modification or cancellation shall
              --------  -------
occur less than sixty (60) days prior to the delivery date, PAR shall pay BC within forty-five (45) days after invoice therefor out-of-pocket costs incurred by BC as a result of such modification or cancellation and which would not otherwise be recovered by BC hereunder. The terms and conditions of this Agreement shall be controlling over any conflicting terms and conditions used by PAR in ordering Products or by BC in accepting or confirming orders and any term or condition of such purchase order, acceptance or other document which shall conflict with or be in addition to the terms and conditions of this Agreement is hereby expressly rejected.

     (b) BC shall base its production planning on the forecasts provided to it by PAR pursuant to Section 3.2 hereof. BC shall have the right, at any time, to order materials and supplies to manufacture one hundred twenty percent (120%) of those quantities of Products forecast to be ordered by PAR under Section 3.2 and forecast by PAR under Section 3.2 for the then current and next one calendar quarters. In addition to the extent any materials necessary for the manufacture of the Products require a longer lead time, BC shall be entitled to order such materials. If any of such materials or, if any work in process becomes unusable due to a change in Specifications required by PAR, default by PAR or termination of this Agreement, and BC is unable, despite reasonable efforts, to use such materials in a cost-effective manner for its other manufacturing activities, BC shall have the right to invoice PAR for the full cost of such unusable materials or work in process and PAR shall pay such invoice within forty-five (45) days. PAR shall have full rights and title to such materials that are unusable by BC. Such materials and work in process shall be delivered by BC to PAR, at the Shreveport Facility, upon the written request of PAR to be made within 30 days of the date of BC's invoice; if no request is made by PAR within such period, BC may destroy or dispose of (or have destroyed or disposed of) such materials or work in process at PAR's expense.

     4.2 DELIVERY. BC shall use commercially reasonable efforts to ensure that Products ordered by PAR in accordance with this Agreement are shipped in accordance with the delivery dates specified in PAR's purchase orders accepted by BC, and BC shall notify PAR promptly of any significant anticipated delay. All Products shall be delivered F.O.B., Shreveport Facility. PAR shall arrange for shipping and transporting Products from the Shreveport Facility and shall be responsible for the payment of shipping, insurance and related costs from delivery to PAR's carrier. PAR, through its carrier, shall pick up Products within five (5) business days of the delivery date specified in the purchase order therefor. Title and risk of loss shall pass to PAR upon the earlier of delivery to PAR's carrier or five (5) business days following such specified delivery date. BC shall give PAR reasonable prior written notice of the date on which Products subject to each purchase order shall first become available for delivery. BC shall include in each shipment of Products hereunder a certificate of analysis which shall certify that the Products contained in such shipment comply with the provisions of Section 5.1 hereof.

     4.3 ACCEPTANCE AND REJECTION. PAR shall give written notice to BC of any claims that Products manufactured by BC do not comply with the requirements of Section 5.1 hereof promptly upon its becoming aware of such noncompliance. In the event that PAR shall fail to notify BC of any such claim within thirty (30) working days of PAR's receipt thereof at its facility, such Products shall be deemed accepted by PAR. Any notice by PAR pursuant to this
Section 4.3 that any Products shall not comply with the terms and conditions hereof shall be accompanied by a true and correct copy of the results of any tests conducted by PAR thereon. The parties shall cooperate in good faith to resolve any disputes arising therefrom and in the event that the parties shall be unable to

                                     --19--
resolve such dispute within thirty (30) days from the date of PAR's notice pursuant to this Section 4.3, the parties shall submit such dispute to a mutually agreed to independent laboratory. The determination by such laboratory shall be final and binding and the costs therefor shall be borne by the nonprevailing party. PAR shall not dispose of any Product claimed by it not to comply with the terms and conditions hereof until resolution of any dispute with respect thereto. BC shall promptly replace any Product which does not comply with the terms and conditions thereof, at its sole cost and expense, by delivery thereof to PAR's facility. The parties shall agree to a common set of standards by which to assess the acceptability of a Product from a "Pharmaceutical Elegance" viewpoint.

     4.4 PRODUCT RECALL. (a) In the event of any recall or seizure of any Product arising out of, relating to, or occurring as a result of, any act or omission by BC, BC shall, at the election of PAR, either:

     (i) replace the amount of Product recalled or seized; or

     (ii) give credit to PAR against outstanding receivables due from PAR in an amount equal to the amount paid by PAR for the Product so recalled or seized or otherwise owing by PAR hereunder; plus reimburse (or, at the election of PAR, credit) PAR for all transportation costs, if any, taxes, insurance, handling and reasonable and verifiable out-of-pocket costs incurred by PAR in respect of such recalled or seized Product.

     (b) In the event of any recall or seizure of any Product arising out of, relating to or occurring as a result of any act or omission of PAR, PAR shall be solely responsible for, and shall not deduct for purposes of calculating the Net Sales Price for such Product, any transportation costs, import duties, if any, taxes, insurance, handling and other costs incurred by PAR in respect of such recalled or seized product.

     (c) For purposes of this Section 4.4, "recall" shall mean (i) any action by BC, PAR or any Affiliate of either to recover title to or possession of any Product sold or shipped and/or (ii) any decision by PAR not to sell or ship Product to third parties which would have been subject to recall if it had been sold or shipped, in each case taken in the good faith belief that such action was appropriate under the circumstances. For purposes of this Section 4.4, "seizure" shall mean any action by any government agency to detain or destroy Product.

     (d) BC and PAR shall keep the other fully informed of any notification or other information, whether received directly or indirectly, which might affect the marketability, safety or effectiveness of any Product, or which might result in liability issues or otherwise necessitate action on the party of either party, or which might result in recall or seizure of any Product. The holder of the ANDA (or, if applicable, the new drug application) at the time of any recall will be responsible for assuring that such recall is closed-out with the FDA, unless the FDA shall otherwise require.

     5.         QUALITY ASSURANCE; TESTING.

     5.1 PRODUCT COMPLIANCE. BC shall produce all Products in accordance with the Specifications therefor and current Good Manufacturing Practices. All Products shall be stored, packaged and labelled in accordance with the requirements of the Federal Food, Drug and Cosmetics Act (the "FFD&C Act") and the rules and regulations of the FDA promulgated thereunder. Each Product shall, at the time of shipment, not be adulterated or misbranded within the meaning of the FFD&C Act. Each finished Product shall have a minimum shelf life of at least twenty (20) months from the date of delivery hereunder. Each bulk Product will have a customary shelf life.

     5.2 PRODUCT TESTING. BC shall test, or cause to be tested, each batch of Products to be supplied pursuant hereto prior to delivery thereof to PAR. BC shall retain a sample of each batch tested for at least the shelf life of such batch plus one year, or such longer period as may be required by current Good Manufacturing Practices.

     5.3 DISCLAIMER. EXCEPT AS OTHERWISE SPECIFICALLY SET FORTH HEREIN, BC MAKES NO WARRANTY OF ANY KIND, EITHER EXPRESS OR IMPLIED BY FACT OR LAW, OTHER THAN BC'S IMPLIED WARRANTIES OF TITLE, FREEDOM OF ENCUMBRANCE AND RIGHT TO TRANSFER SAME. BC MAKES NO WARRANTY OF MERCHANTABILITY OTHER THAN AS STATED HEREIN. BC SHALL IN NO EVENT BE LIABLE FOR ANY INCIDENTAL OR CONSEQUENTIAL DAMAGES. EXCEPT FOR THE PROVISIONS OF SECTIONS 3.7, 4.3 AND 4.4 HEREOF, BC'S LIABILITY FOR ANY BREACH OF WARRANTY UNDER THIS AGREEMENT IS EXPRESSLY LIMITED TO REPLACEMENT OF NON-CONFORMING

                                     --20--

PRODUCTS OR, AT BC's OPTION, PAYMENT IN AN AMOUNT NOT TO EXCEED PAR'S COST TO REPLACE SUCH PRODUCTS.

     5.4 INSURANCE. During the term of this Agreement, PAR shall obtain and maintain, at its sole expense, product liability insurance with a minimum limit of liability of $10,000,000 per occurrence naming BC as an additional named insured. This coverage shall be provided by insurance companies reasonably satisfactory to BC. Evidence of coverage, in the form of certificates of insurance, shall be provided promptly upon execution of this Agreement and as reasonably requested thereafter. Such certificates shall be provided by written notice to BC fifteen (15) days prior to any material change, cancellation or non-renewal of the policy. BC shall maintain product liability insurance with coverage extending to PAR under the Broad Form Vendors Coverage with limits of $10 million with respect to any Products manufactured under this Agreement.

     6.         PRICE AND PAYMENT TERMS.

     6.1 PRICE; ADJUSTMENTS. The prices for each Product to be paid to BC by PAR hereunder are set forth on Schedule 5 hereto. Such prices shall be adjusted from time to time hereafter as set forth in Schedule 5 hereto. As promptly as practicable, but in any event within forty-five (45) days after the end of each six month period, commencing January 1, 1999, or July 1, 1998, in the event that there has been a material change in the market price of such Product, PAR shall deliver to BC a detailed report containing the calculations of all credits and purchase price adjustments required pursuant to this Section
6.1 with respect to each Product sold by it in such six month period, together with any payment due BC net of credits as reflected in such report.

     6.2 PAYMENT. The purchase price for each Product delivered by BC pursuant hereto shall be paid within forty-five (45) days of PAR's receipt of invoice therefor, except for Products purchased in the first year of this Agreement for sale to BC Customers which shall be paid within ninety (90) days of receipt of invoice therefor; provided, however, that no payment shall be
                                --------  -------
required thereon during the pendency of any dispute pursuant to Section 4.3 hereof.

     7.         AUDIT.

          PAR shall maintain true and complete books of account containing an accurate record of all data necessary for proper assessment of the Net Sales Price for each Product. BC shall have the right, through an independent certified public accountant, to examine PAR's books of account related to such Net Sales Price at any time, on reasonable prior notice, within two (2) years after the end of the calendar year in which the sale was invoiced by PAR for the purpose of verifying the accuracy of all credits and price adjustments pursuant to Section 6.1 above. The parties agree that information furnished to BC as a result of any such examination shall be limited to a written statement by such certified public accountant to the effect that they have reviewed the books of account of PAR and either (i) PAR's calculations of all such credits and adjustments are correct or (ii) setting forth any required adjustments thereto. If any such audit shows any underpayment by PAR, a correcting payment or refund shall be made within thirty (30) days after receipt of the written statement described above and, if such underpayment shall exceed $10,000, PAR shall bear all reasonable costs of the audit.

     8.         [Intentionally Omitted]

     9.         TERM AND TERMINATION.

     9.1 TERM. This Agreement shall commence on the date hereof and continue for a period of three (3) years (the "Initial Term"). Thereafter, this Agreement shall be automatically renewed for successive two (2) year periods (each a "Renewal Term") if (i) with respect to the first Renewal Term, PAR's purchases from BC equal or exceed a quantity of any combination of the Products set forth in Item 1 of Schedule 1 containing an aggregate of 900 metric tons of such Product in bulk (the "Renewal Threshold") for the last twelve (12) months of the Initial Term or (ii) with respect to any subsequent Renewal Term, PAR's purchases from BC of such Products during the prior Renewal Term equalled or exceeded the Renewal Threshold, on average, for each twelve (12) month period of such prior Renewal Term. In the event that PAR's purchases shall not equal or exceed the Renewal Threshold, BC may elect, within 45 days of the expiration of the Initial Term or a Renewal Term, as the case may be, to terminate this Agreement effective as of the first anniversary of such expiration. Notwithstanding anything to the

                                     --21--
contrary contained herein, this Agreement may not be renewed beyond December 31, 2005.

     9.2 TERMINATION FOR BREACH. If either party breaches or defaults in the performance or observance of any of its material obligations under this Agreement and such breach or default is not cured within thirty (30) days after receipt by such party of the written notice from the non-breaching party specifying the breach or default, then the non-breaching or non-defaulting party shall have the right to terminate this Agreement with immediate effect by giving written notice to the breaching or defaulting party. In the event that any such breach or default hereunder relates exclusively to the obligations of a party with respect to a Product, the right of termination provided in this Section 9.2 shall be limited to termination hereof in respect of such Product only.

     9.3 TERMINATION FOR BANKRUPTCY. This Agreement may be terminated by either party, on fifteen (15) days written notice, if any proceeding in bankruptcy, reorganization or arrangement for the appointment of a receiver or trustee to take possession of the other party's assets or by similar proceeding under the law for release of creditors shall be instituted by or against the other party or if the other party shall make an assignment for the benefit of its creditors.

     9.4 TERMINATION FOR SUPPLY INTERRUPTION. This Agreement may be terminated by PAR with respect to a particular Product, on thirty (30) days written notice, if BC shall fail or be unable to supply PAR's requirements for such Product for a period likely to exceed six (6) months or more. If such failure or inability is due to a force majeure as provided in Section 12.1 and such termination results in the decrease of BC's revenues under this Agreement by more than 50 percent, BC may terminate this Agreement by giving twelve (12) months' notice to PAR.

     9.5 TERMINATION FOR REGULATORY CHANGE. This Agreement may be terminated by either party upon six (6) months written notice in the event that any statute, rule or regulation (a "New Regulation") is enacted, promulgated or deemed applicable to the transactions contemplated by this Agreement and such New Regulation has a substantial economic burden with respect to the continued performance under this Agreement by such party.

     9.6 POST-TERMINATION. (a) At termination of this Agreement for any of the above reasons, the parties shall be permitted to continue in their respective businesses as if the Agreement had not be entered into in the first place.

     (b) Termination of this Agreement shall not affect any payment obligations or other liabilities which have accrued as of the date of such termination.

     10. CONFIDENTIALITY. (a) During the Initial Term of this Agreement and any renewal hereof, and for a period of five (5) years thereafter, each party shall hold in confidence, and may use but may not disclose to a third party, except with the express prior written consent of the disclosing party, any and all Confidential Information provided by the disclosing party, provided
                                                                       --------
that such party shall not be prevented from disclosing information which:

     (i) at, prior or subsequent to the time of such disclosure, is independently known to such party without obligation of secrecy or non-use to a third party;

     (ii) at, prior or subsequent to the time of disclosure, becomes part of the public knowledge through no breach hereof by such party;

     (iii) subsequent to the time of such disclosure is the subject of another agreement between the parties hereto which explicitly permits use or disclosure; or

     (iv) is required by law or judicial process to be disclosed.

Specific information received by either party hereunder shall not be deemed to fall within any of the foregoing exceptions merely because it is embraced by general information within any such exceptions. In addition, any combination of features received as Confidential Information by either party hereunder shall not be deemed to fall within any of the foregoing exceptions merely because individual features are separately within any such exception, but only if the combination itself, and its principles of operation, are within such exception.

                                     --22--

     (b) Without limiting the generality of the foregoing, each party shall limit disclosure of the Confidential Information to its employees who need to receive the Confidential Information in order to further the activities contemplated in this Agreement. Each party shall take sufficient precautions to safeguard the Confidential Information, including obtaining appropriate commitments and enforceable confidentiality agreements. Each party understands and agrees that the wrongful disclosure of Confidential Information will result in serious and irreparable damage to the other party, that the remedy at law or any breach of this covenant may be inadequate, and that the party seeking redress hereunder shall be entitled to injunctive relief, without prejudice to any other rights and remedies to which such party may be entitled.

     (c) It is acknowledged that Confidential Information may be disclosed not only in writing or other tangible form, but also through discussions between each party's respective representatives, demonstrations, observations and other intangible methods.

     (d) The above notwithstanding, each party shall have the right, with the exercise of discretion, and insofar as practical under written confidentiality agreements having provisions no less stringent than those contained herein, to make disclosures of such portions of Confidential Information to third party consultants, attorneys, contractors, advisors, Affiliates and governmental agencies where, in the recipient's judgment, such disclosure is essential to development, approval or marketing of a Product pursuant to this Agreement.

     (e) Except as otherwise set forth in this Agreement, upon termination of this Agreement and at the written request of the disclosing party, the receiving party shall return all the Confidential Information of the disclosing party (including all copies, excerpts and summaries thereof contain on any media) or destroy such Confidential Information at the option of the disclosing party.

     11. PROPOSED SALE; POST-SALE APPROVALS. (a) In the event that BC shall intend to sell or otherwise convey or transfer the Shreveport Facility to an unrelated third party, BC shall first deliver to PAR written notice setting forth such intent and its target sale price (the "Proposed Sale"), which notice shall constitute Confidential Information under this Agreement. PAR shall have fifteen (15) days following receipt of the notice to make an offer to purchase the Shreveport Facility. BC shall then consider such offer, but shall be under no obligation to accept it and may proceed with the Proposed Sale or any other transaction with respect to the Shreveport Facility as it, in its sole discretion, shall determine.

     (b) In the event that BC shall sell or otherwise convey or transfer the Shreveport Facility to an unrelated third party, no Products shall, without the consent of PAR, be manufactured under the SUPAC or the ANDAs obtained by BC with PAR's assistance pursuant to Section 3.3 of this Agreement.

     12.        MISCELLANEOUS.

     12.1 FORCE MAJEURE. Neither party to this Agreement shall be liable for failure or delay in the performance of any of its obligations hereunder (with the exception of payment obligations), if such failure or delay is due to causes beyond its reasonable control, including, without limitation, acts of God, earthquakes, fires, strikes, acts of war, or intervention of any governmental authority, whether affecting such party or any of its Affiliates. In the event of such failure or delay, BC shall have no obligation under this Agreement to supply PAR with Products manufactured by it, or by a third party, at a location other than the Shreveport Facility.

     12.2 ASSIGNMENT. This Agreement shall not be assigned by either party without the prior written consent of the other party except that either party may assign this Agreement, in whole or in part, to any Affiliate of such party or to the successor (involving the surviving company in any consolidation, reorganization or merger) or assignee of all or substantially all of its business or, in the case of BC, the Shreveport Facility.

     12.3 GOVERNING LAW. This contract shall be governed by, and construed in accordance with, the laws of the State of New Jersey, without giving effect to its choice of laws principles.

     12.4 NOTICE. All notices required to be given hereunder shall be in writing and shall be given by personal delivery, via facsimile transmission, by a nationally recognized overnight carrier or by registered or certified mail, postage prepaid with return receipt requested. Notices shall be addressed to the parties as follows:

                                     --23--

                If to BC:                BASF Corporation
                                         3000 Continental Drive-North
                                         Mount Olive, New Jersey 07828-1234
                                         Attn:  Group Vice President - NVN
                                         Facsimile No.:  (201) 426-5309

                If to PAR:               Pharmaceutical Resources, Inc.
                                         One Ram Ridge Road
                                         Spring Valley, New York 10977
                                         Attn:  President
                                         Facsimile No.:  (914) 425-7922

Notices delivered personally shall be deemed communicated as of actual receipt; notices sent via facsimile transmission shall be deemed communicated as of receipt by the sender of written confirmation of transmission thereof; notices sent via overnight courier shall be deemed received as of one business day following sending; and notices mailed shall be deemed communicated as of three business days after proper mailing. A party may change his or its address by written notice in accordance with this Section 12.4.

     12.5 AMENDMENTS. Any amendment or modification of this Agreement shall only be valid if made in writing and signed by or on behalf of the parties hereto.

     12.6 COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which shall constitute a single document.

     12.7 ENTIRE AGREEMENT. This Agreement (including the Schedules hereto) represents the entire agreement of the parties with respect to the subject matter hereof, superseding all prior agreements and understandings, written or oral.

     12.8 BENEFIT; BINDING EFFECT. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     12.9 SURVIVAL. Notwithstanding anything to the contrary contained in this Agreement, the provisions of Sections 3.7(d), 5.1, 9.6 and 10 shall survive any termination of this Agreement.

     12.10 FINANCIAL ASSURANCES. (a) In the event that there shall be (i) any judgment, attachment, execution or order against PAR's assets for an amount which, in the aggregate, would constitute a material amount in relation to PAR's and its Affiliates' financial condition, taken as a whole, and such judgment, attachment, execution or order remains unsatisfied for thirty (30) days, or (ii) a default by PAR with respect to any obligation for borrowed money in amounts which, in the aggregate, would constitute a material amount in relation to PAR's and its Affiliates' financial condition, taken as a whole, and remains uncured for thirty (30) days, then BC may require cash or satisfactory security upon subsequent shipments or deliveries made under this Agreement. The election by BC to require such cash or security shall not impair the obligations of PAR with respect to the Minimum Purchase Requirements, or any other Products in excess thereof, purchased under this Agreement.

     (b) In the event that PAR shall not be subject to the reporting requirements under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, PAR shall continue to provide BC with financial statements of similar type and at comparable times as would have been required under such reporting requirements.

     12.11 FURTHER ASSURANCES. The parties hereto agree that they shall take all appropriate actions, including, without limitation, the execution or filing of any documents or instruments, which may be reasonably necessary or advisable to carry out the intent and accomplish the purposes of any of the provisions hereof.

     12.12 SEVERABILITY. In the event that any provision of this Agreement shall be held invalid or unenforceable for any reason by a court of competent jurisdiction, such provision or part thereof shall be considered separate from the remaining provisions of this Agreement, which shall remain in full force and effect. Such invalid or unenforceable provision shall be deemed revised to effect, to the fullest extent permitted by law, the intent of the

                                     --24--
parties as set forth therein.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written by their duly authorized representatives.


                           BASF CORPORATION


                           By:_____________________________
                             Name:  Hans Kast
                             Title:  Executive Vice President


                           PAR PHARMACEUTICAL, INC.


                           By:_____________________________
                             Name:  Kenneth Sawyer
                             Title:  President


                                   GUARANTEE

        The undersigned, the sole stockholder of PAR, and as such deriving substantial benefit from the transactions contemplated under this Agreement, hereby absolutely and unconditionally guarantees the payment obligations of PAR under this Agreement. The undersigned waives any demand by BC, its successors and assigns, as well as any notice of non-payment by PAR. This Guarantee is not transferable or assignable without the written consent of BC. For purposes hereof, a change of control shall not constitute an assignment.

                           PHARMACEUTICAL RESOURCES, INC.


                           By:_____________________________
                             Name:  Kenneth Sawyer
                             Title:  President

                                     --25--

                                                                      EXHIBIT 11
                         COMPUTATION OF PER SHARE DATA
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED             THREE MONTHS ENDED
                                                        --------------------------------------  --------------------------
                                                            MARCH 29,           MARCH 30,        MARCH 29,     MARCH  30,
                                                              1997                1996              1997          1996
                                                        -----------------  -------------------  ------------  ------------
NET (LOSS)                                                   $(9,744,000)         $  (938,000)  $(6,765,000)  $  (740,000)
                                                             ===========          ===========   ===========   ===========
Primary:
Weighted average number of common
  common shares outstanding                                   18,666,628           18,178,205    18,699,600    18,183,750

Shares issuable upon exercise of dilutive stock
  options and warrants - net of shares assumed to
  be repurchased (at the average market price for
  the period) from exercise proceeds                               1,783              224,638         1,111       249,850
                                                             -----------          -----------   -----------   -----------

Shares used for computation                                   18,668,411           18,402,843    18,700,711    18,433,600
                                                             ===========          ===========   ===========   ===========


NET (LOSS) PER SHARE OF COMMON STOCK                               $(.52)               $(.05)        $(.36)        $(.04)
                                                                      ==                   ==            ==            ==

Assuming full dilution:
Weighted average number of common shares
  outstanding                                                 18,668,628           18,178,205    18,699,600    18,183,750

Shares issuable upon exercise of dilutive stock
  options and warrants - net of shares assumed to be
  repurchased (at the higher of period-end market
  price or the average market price for the period)
  from exercise proceeds                                               -              224,638             -       249,850
                                                             -----------          -----------   -----------   -----------

Shares used for computation                                   18,668,628           18,402,843    18,699,600    18,433,600
                                                             ===========          ===========   ===========   ===========


NET (LOSS) PER SHARE OF COMMON STOCK                               $(.52)               $(.05)        $(.36)       $(.04)
                                                                     ===                  ===           ===          ===



                                     --26--