Form 10-Q
period 1997-06-28
PHARMACEUTICAL RESOURCES INC
filed 1997-08-12
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ________________

                                  FORM 10--Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997



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


       Registrant's telephone number, including area code: (914) 425-7100



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----


                                   18,683,998
       Number of shares of Common Stock outstanding as of August 6, 1997.

         This is page 1 of 28 pages.  The exhibit index is on page 15.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                           JUNE 28,   SEPTEMBER 30,
                                 ASSETS                                      1997          1996
                                 ------                                    ---------  --------------
                                                                          (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                                                       -         $   299
  Temporary investments                                                    $     15             158
  Accounts receivable, net of allowances of
   $4,320 and $2,643                                                          7,325           7,645
  Inventories                                                                16,110          19,352
  Prepaid expenses and other current assets                                   1,811           3,894
                                                                           --------         -------
    Total current assets                                                     25,261          31,348

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                   24,371          26,068

Deferred charges and other assets                                             1,591           1,222

Investments                                                                   4,871           8,672

Investment in joint venture                                                   2,418           3,028

Non-current deferred tax benefit                                             14,608          14,608
                                                                           --------         -------

   Total assets                                                            $ 73,120         $84,946
                                                                           ========         =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
  Current portion of long-term debt                                        $    220         $ 2,142
  Short term debt                                                             9,415               -
  Accounts payable                                                            3,315           4,163
  Accrued salaries and employee benefits                                      2,253           3,299
  Accrued expenses and other current liabilities                              1,400           1,028
                                                                           --------         -------

     Total current liabilities                                               16,603          10,632

Long-term debt, less current portion                                          1,185           2,971

Accrued pension liability                                                       719             719

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,682,135 and 18,661,869 shares                     187             187
  Additional paid in capital                                                 67,138          67,081
  Accumulated (deficit)                                                     (15,088)         (1,509)
  Additional minimum liability related to defined benefit pension plan         (117)           (117)
  Unrealized gain on investment                                               2,493           4,982
                                                                           --------         -------

    Total shareholders' equity                                               54,613          70,624
                                                                           --------         -------

    Total liabilities and shareholders' equity                             $ 73,120         $84,946
                                                                           ========         =======

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                              NINE MONTHS ENDED     THREE MONTHS ENDED
                                                              -----------------     ------------------
                                                               JUNE 28,  JUNE 29,   JUNE 28,   JUNE 29,
                                                                 1997      1996       1997       1996
                                                               --------  --------   --------   --------
Net sales                                                     $ 36,001    $45,008   $ 11,749    $14,788
Cost of goods sold                                              34,626     34,031     11,132     12,078
                                                              --------    -------   --------    -------
  Gross margin                                                   1,375     10,977        617      2,710

Operating expenses:
 Research and development                                        4,627      4,319        850      2,737
 Selling, general and administrative                             9,478     12,876      3,132      4,366
 Restructuring charge                                                -        549          -        549
                                                              --------    -------   --------    -------
  Total operating expenses                                      14,105     17,744      3,982      7,652
  Operating (loss)                                             (12,730)    (6,767)    (3,365)    (4,942)
Other income (expense)                                             (28)       631       (277)       160
Interest expense                                                  (411)      (310)      (193)      (104)
                                                              --------    -------   --------    -------
(Loss) before provision (credit) for income taxes              (13,169)    (6,446)    (3,835)    (4,886)
Provision (credit) for income taxes                                410     (2,578)         -     (1,956)
                                                              --------    -------   --------    -------
NET (LOSS)                                                     (13,579)    (3,868)    (3,835)    (2,930)
Retained earnings (deficit), beginning of period                (1,509)     6,783    (11,253)     5,845
                                                              --------    -------   --------    -------
Retained earnings (deficit), end of period                    $(15,088)   $ 2,915   $(15,088)   $ 2,915
                                                              ========    =======   ========    =======

 NET (LOSS) PER SHARE OF COMMON STOCK                            $(.73)     $(.21)     $(.21)     $(.16)
                                                              ========    =======   ========    =======
Weighted average number of common and
 common equivalent shares outstanding                           18,687     18,453     18,679     18,505
                                                              ========    =======   ========    =======




        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                   -----------------
                                                                                   JUNE 28,  JUNE 29,
                                                                                     1997      1996
                                                                                   --------  --------
Cash flows from operating activities:
  Net (loss)                                                                      $(13,579)  $ (3,868)

Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  (Credit) for income tax expense                                                        -     (2,578)
  Joint venture research and development                                               610        324
  Restructuring charge                                                                   -        549
  Depreciation and amortization                                                      2,059      2,138
  Allowances against accounts receivable                                            (1,677)       274
  Write-off of inventories                                                           1,148        932
  Other                                                                                  -        (12)

Changes in assets and liabilities:
  Decrease in accounts receivable                                                    1,997         37
  Decrease (increase) in inventories                                                 2,094     (5,536)
  Decrease in prepaid expenses and other assets                                      2,068        936
  (Decrease) in accounts payable                                                      (848)    (1,371)
  (Decrease) increase in accrued expenses and other liabilities                       (674)       288
                                                                                  --------   --------
  Net cash (used in) operating activities                                           (6,802)    (7,887)

Cash flows from investing activities:
  Capital expenditures                                                                (716)    (3,650)
  Decrease (increase) in investments                                                 1,312     (2,470)
  Decrease in temporary investments                                                    143         82
                                                                                  --------   --------
Net cash provided by (used in) investing activities                                    739     (6,038)

Cash flows from financing activities:
  Proceeds from issuance of capital stock                                               57      1,797
  Net proceeds from revolving credit line, proceeds from issuance
  of notes payable and other debt                                                    9,415      4,342
  Principal payments under long-term debt and other borrowings                      (3,708)    (5,032)
  Payments due to stock conversion                                                       -         (5)
                                                                                   --------   --------
  Net cash provided by financing activities                                          5,764      1,102

Net (decrease) in cash and cash equivalents                                           (299)   (12,823)
Cash and cash equivalents at beginning of period                                  $    299     17,986
                                                                                  --------   --------
Cash and cash equivalents at end of period                                               -   $  5,163
                                                                                  ========   ========



        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 28, 1997
                                  (UNAUDITED)


          Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in oral solid (tablet, caplet and capsule) form, with a small number of products in the form of creams and liquids.

BASIS OF PREPARATION:

          The accompanying financial statements at June 28, 1997 and for the nine-month and three-month periods ended June 28, 1997 and June 29, 1996 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1996 was derived from the audited financial statements at such date.

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

SHORT TERM DEBT:

          In December 1996, Par Pharmaceutical, Inc., the Company's operating subsidiary ("Par"), entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provides Par with a three-year revolving line of credit. The Loan Agreement was amended in May 1997. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. Under the May 1997 amendment, GECC waived events of default related to financial covenants and amended the financial covenants of Par. As of June 28, 1997, the borrowing base was approximately $12,300,000 and $9,415,000 was outstanding under such line of credit. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity.

INCOME TAXES:

          Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss in the nine-month period ended June 28, 1997. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit in prior periods with respect to certain research and development credits.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 JUNE 28, 1997
                                  (UNAUDITED)

EARNINGS PER SHARE:

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For the current nine and three-month periods and the comparative periods of the prior year, SFAS 128 would not have had an impact on earnings per share.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Retirement Plans:

          The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Retirement Plan. The Board of Directors of Par authorized the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In calendar 1997, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

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

Manufacturing Agreement:

          On April 30, 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par will phase out its manufacturing of those products. BASF will discontinue its direct sale of those products at the particular facility. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. The Company began selling drugs manufactured by BASF and BASF has transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997, however the agreement will not be fully implemented until August 1997.

Restructuring and Cost Reductions:

          Primarily as a result of the Supply Agreement, the Company has further reduced the work force during the third fiscal quarter by approximately forty five employees, primarily in manufacturing functions and a smaller number in administrative and product development positions. The work force reduction included a layoff of employees at the end of June 1997 and the elimination of positions currently open. The Company established a liability for the work force reduction of $280,000 and subsequent charges are included in the current quarter's operating results. The charge includes $231,000 for severance pay, employee benefits and out placement services and $49,000 in legal fees. The Company began implementing measures during the fourth quarter of fiscal 1996, which have continued in fiscal 1997, in an effort to reduce costs and increase operating efficiencies. Such measures have provided for a reduction in the work force, changes in senior management, a reorganization of certain existing personnel and reductions in certain expenses.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 JUNE 28, 1997
                                  (UNAUDITED)

SUBSEQUENT EVENTS:

Distribution Agreement:

          On July 28, 1997, PRI announced that it had amended a 1994 distribution agreement with Sano Corporation ("Sano"), a developer and manufacturer of transdermal drug delivery products. Pursuant to the amendment, the Company ceded its distribution rights to three products of which submissions have not yet been filed with the Food and Drug Administration ("FDA"), while retaining exclusive United States distribution rights to three products, a nicotine and two nitroglycerin transdermal patches, currently filed with the FDA and awaiting approval. In addition, PRI has released distribution rights outside the United States for the retained products. In return for relinquishing the rights described above, PRI received in July 1997 $1,950,000 in cash and an interest bearing promissory note for $1,950,000 which will be due in September 1998. PRI has also retained the rights to recover certain of its prior payments to Sano, including $1,500,000 from the gross profits earned on sales of two of the retained products.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (III) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS, (IV) THE ABILITY OF THE COMPANY TO RETAIN AND ATTRACT MANAGEMENT PERSONNEL IN KEY OPERATIONAL AREAS AND (V) CONTINUED AVAILABILITY OF BORROWINGS UNDER THE COMPANY'S CREDIT LINE WITHOUT SIGNIFICANT REDUCTION.

RESULTS OF OPERATIONS

GENERAL

          The Company incurred operating losses of $12,730,000 and $3,365,000, respectively, for the nine-month and three-month periods ended June 28, 1997 compared to losses of $6,767,000 and $4,942,000 in the corresponding periods of the prior fiscal year. The losses are principally due to sales and gross margin declines, as described below, partially offset by decreases in operating expenses. The Company's gross margins for the nine-month and three-month periods ended June 28, 1997 were $1,375,000 and $617,000, respectively, compared to $10,977,000 and $2,710,000 for the same periods in fiscal year 1996. The decreased gross margins experienced in the current periods reflect the continuing trend of lower pricing on certain manufactured products. If sales declines are not offset by increased sales of new distributed or manufactured products, net sales and gross margin declines will continue and, accordingly, result in continuing losses. As a result of the recent losses, the Company is continuing to search for strategic alternatives to improve its financial condition and product line while working on process improvements to reduce its current manufacturing costs.

          The continued price and profit margin erosion on certain of the Company's products reflects a continuing trend in the generic drug industry in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) competition from brand name drug manufacturers selling generic versions of their drugs, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, and (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers.

          During the current fiscal quarter, the Company has implemented additional work force reductions primarily as a result of the manufacturing and supply agreement described below. The Company began implementing cost reduction measures in the fourth quarter of fiscal 1996, which have continued in fiscal 1997, in response to recent results and industry trends (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions"). These measures have reduced certain operating costs in fiscal 1997. No assurances can be given that reduced costs will return the Company to profitability.

          On July 28, 1997, PRI announced that it had amended a distribution agreement with Sano Corporation ("Sano"), a developer and manufacturer of transdermal drug delivery products, ceding its distribution rights, created under a 1994 agreement, to three products of which submissions have not yet been filed with the Food and Drug Administration ("FDA"), while retaining exclusive United States distribution rights to three products, a nicotine and two nitroglycerin transdermal patches, currently filed with the FDA and awaiting approval (see "Notes to Financial Statements-Subsequent Events-Distribution Agreement"). In addition, PRI has released distribution rights outside the United States for the retained products. In return for relinquishing the rights described above, PRI received in July 1997 $1,950,000 in cash and an interest bearing promissory note for $1,950,000 which will be due in September 1998.
PRI has also retained the rights to recover certain of its prior payments to Sano, including $1,500,000 from the gross profits earned on sales of two of the retained products.

          On April 30, 1997, Par Pharmaceutical, Inc., the Company's operating subsidiary ("Par"), entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Manufacturing Agreement"). Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par will phase out its manufacturing of those products. BASF will discontinue its direct sale of those products manufactured at the particular facility. The Company commenced selling certain products manufactured by BASF and BASF transferred the marketing and sales of certain products covered by the Supply Agreement in June 1997, however the agreement will not be fully implemented until August 1997.

          In April 1997, the Company entered into an agreement with Lek Pharmaceutical and Chemical Company d.d. ("Lek"), a European manufacturer of pharmaceutical products located in Slovenia, in which it had obtained rights to distribute Acyclovir, the generic equivalent of Zovirax(R). The non-exclusive distribution agreement covers three dosage forms manufactured by Lek. The product, introduced in the current quarter of fiscal 1997, has experienced intense pricing pressure from competitors and has not significantly added to sales or gross margins.

          The Company plans to continue to invest in research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements. There have been no significant sales of any new manufactured or distributed products introduced in the first nine months of the current fiscal year. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements. Sano has advised the Company that the FDA has not yet approved its previously submitted Abbreviated New Drug Applications ("ANDAs") for the nicotine and nitroglycerine patches and, accordingly, such patches may not be available for marketing in fiscal 1997. As the submission is at the FDA, Sano cannot determine when or if approvals will be granted. No assurance can be given that any additional products for sale by the Company will happen or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "-Financial Condition-Liquidity and Capital Resources").

NET SALES

          Net sales for the nine-month period ended June 28, 1997 of $36,001,000 decreased $9,007,000, or 20%, from $45,008,000 for the nine-month period ended June 29, 1996. The decline is primarily due to decreased sales of manufactured products which resulted, in large part, from lower pricing and decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products, partially offset by higher volumes of a lower margin product. The reduction in pricing and volume results from increased competition from other drug manufacturers. Sales of distributed product decreased slightly compared to the levels achieved in the corresponding period of the prior fiscal year.

          Net sales were $11,749,000 for the current three-month period compared to $14,788,000 in the corresponding quarter of last year. The decline of $3,039,000, or 21% is principally attributable to the continuing lower sales of certain significant products, partially offset by higher volumes of a lower margin product.

          Levels of sales are principally dependent upon, among other things,
(i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products, (iv) introduction of new distributed products and (v) the level of customer service.

GROSS MARGIN

          The Company's gross margin of $1,375,000 (4% of net sales) for the nine-month period ended June 28, 1997 decreased by $9,602,000 from $10,977,000 (24% of net sales) in the corresponding period of the prior fiscal year. The gross margin decline is primarily due to lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. The gross margin contribution from distributed products was negligible in both periods.

          The gross margin in the current quarter of $617,000 (5% of net sales) is $2,093,000 lower than the margin of $2,710,000 (18% of net sales) in the corresponding quarter of the prior year. The decline is primarily attributable to the lower sales and pricing of certain manufactured products which continued the trend of lower margins in the current period.

          Inventory write-offs, taken in the normal course of business, amounted to $1,148,000 and $514,000, respectively, for the nine-month and three-month periods ended June 28, 1997, compared to $932,000 and $303,000 in the corresponding periods of the prior year. The increase in inventory write-offs are related principally to the disposal of finished products due to short shelf life.

OPERATING EXPENSES

Research and Development

          Research and development expenses for the nine-month period ended June 28, 1997 were $4,627,000 versus $4,319,000 for the nine-month period ended June 29, 1996. In the current period, advances to Sano amounted to $1,957,000, while in the prior year payments of $2,942,000 were partially offset by a reimbursement from Sano of $1,500,000. The Company recorded its share of research and development expenses from the joint venture with Clal Pharmaceutical Industries, Ltd. ("Clal") for the current nine-month and three-month periods of $610,000 and $231,000, respectively, compared to expense of $324,000 and income of $29,000 for the corresponding periods of the prior year.

          Research and development expenses of $850,000 in the current three-month period were lower than costs of $2,737,000 in the corresponding period in the prior year primarily as a result of advances to Sano of $1,867,000 in the prior quarter not incurred in the current quarter.

Selling, General and Administrative

          Selling, general and administrative costs are $9,478,000 (26% of net sales) for the nine-month period ended June 28, 1997 compared to $12,876,000 (29% of net sales) for the corresponding period in the prior fiscal year. The decrease in the period is primarily attributable to a decline in personnel costs resulting from recent headcount reductions and the amendment of a retirement plan (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Retirement Plans" and "-Restructuring and Cost Reductions"). In addition, fees for consulting and professional services, costs for advertising and developmental marketing, and bad debt expense have been reduced in the current fiscal year.

          In the current quarter, selling, general and administrative costs of $3,132,000 (27% of net sales) decreased $1,234,000 from $4,366,000 (30% of net sales) in the corresponding quarter of last year. The decrease is primarily the result of decreased personnel costs, professional fees and advertising and marketing costs, as discussed above.

          In June 1997, the Company announced the appointment of a Chief Operating Officer of Par. As part of the management team of Par, the Chief Operating Officer will assist in establishing corporate strategies, objectives and goals while overseeing the Company's operations in an effort to achieve those goals.

Restructuring Charges

          The Company recorded a restructuring charge of $549,000 in the prior period to provide for costs associated with the reduction and reorganization of personnel. The implementation of the restructuring plan also included reductions in spending on advertising, marketing, professional services and, to a lesser extent, certain internal and external research and development expenses.

OTHER INCOME (EXPENSE)

          Other expense of $28,000 and $277,000 for the nine and three-month periods ended June 28, 1997, respectively, included gains on the sale of Sano stock offset by a loss on the sale of Fine-Tech Ltd. stock (see "--Liquidity and Capital Resources") compared to other income in the corresponding periods of the prior year of $631,000 and $160,000, respectively, which consisted primarily of interest on short term treasury obligations.

INCOME TAXES

          Management has determined, based on the Company's recent performance and the uncertainty of the generic business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company is not recognizing a benefit for its operating loss for the nine-month period ended June 28, 1997. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit for prior periods with respect to certain research and development credits. The Company recorded income tax benefits of $2,578,000 and $1,956,000 for the nine-month and three-month periods of fiscal 1996, respectively, which were reversed during the fourth quarter of the same year.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

          Working capital of $8,658,000 at June 28, 1997 decreased $12,058,000 from $20,716,000 at September 30, 1996. The decrease is principally due to the use of funds to fund operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with General Electric Capital Corporation ("GECC"), there is no cash balance at June 28, 1997 (see "-Financing"). The working capital ratio of 1.5x declined from 2.9x at fiscal year end.

          During the nine months ended June 28, 1997, the Company sold 48,666 shares of Sano stock yielding net proceeds of approximately $668,000. In July and August of 1997 the Company sold an additional 235,000 shares of Sano stock yielding net proceeds of approximately $3,725,000 which was used to reduce the revolving credit balance.

          In return for relinquishing certain rights pursuant to the amendment to the Company's distribution agreement with Sano (see "Notes to Financial Statements-Subsequent Events-Distribution Agreement"), PRI has received $1,950,000 in cash in the fourth quarter of 1997, which was used to reduce the revolving credit line balance, and an interest bearing promissory note for $1,950,000 which will be due in September 1998.

          The Company is committed to invest $3,920,000 (which includes the balance of the commitment from fiscal year 1996) in the Clal joint venture through fiscal 1997. The Company and Clal were negotiating the terms of their respective funding obligations, however a written agreement has not been reached.

          In June 1997, the Company sold all of its stock in Fine-Tech Ltd., an Israeli chemical manufacturer, for $447,000.

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

          The borrowing base related to the Company's credit line was approximately $11,000,000 as of July 31, 1997. As of such date, approximately $5,300,000 was outstanding under the line of credit (see "---Financing").

FINANCING

          As of June 28, 1997, the Company's total outstanding short-term and long-term debt amounted to $9,415,000 and $1,405,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan with another bank.

          In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC which provides Par with a three-year revolving line of credit. The Loan Agreement was amended in May 1997. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. Under the May 1997 amendment, GECC waived events of default related to the financial covenants and amended the financial covenants of Par. As of June 28, 1997, the borrowing base was approximately $12,300,000. Any significant reduction in the borrowing base from its current levels will adversely affect the Company's liquidity.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

         (a)  Exhibits:

                10.41 - First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par Pharmaceutical, Inc. and General Electric Capital Corporation.

                10.42 - Employment Agreement, dated as of May 30, 1997, between Par Pharmaceutical, Inc. and Joseph Gokkes.

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



                          PHARMACEUTICAL RESOURCES, INC.
                          ------------------------------
                           (Registrant)



August 12, 1997           /s/ Kenneth I. Sawyer
                          ------------------------------------------------------
                          Kenneth I. Sawyer
                          President and Chief Executive Officer
                          (Principal Executive Officer)




August 12, 1997           /s/ Dennis J. O'Connor
                          ------------------------------------------------------
                          Dennis J. O'Connor
                          Vice President - Chief Financial Officer and Secretary
                          (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number     Description                                          Page Number
--------------     -----------                                          -----------

 10.41             First Amendment and Waiver to Loan and
                   Security Agreement, dated May 22, 1997, between
                   Par Pharmaceutical, Inc. and General Electric
                   Capital Corporation.                                      16

 10.42             Employment Agreement, dated as of May 30, 1997,
                   between Par Pharmaceutical, Inc. and Joseph Gokkes.       23

 11                Computation of per share data.                            27

 27                Financial Data Schedule.                                  28