Form 10-K
period 1997-09-30
PHARMACEUTICAL RESOURCES INC
filed 1997-12-23
CIK 878088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For Fiscal Year Ended September 30, 1997

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

          TITLE OF CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                       The New York Stock Exchange, Inc.
     Common Stock, $.01 par value      The Pacific Stock Exchange, Inc.
     ----------------------------      --------------------------------
                                       The New York Stock Exchange, Inc.
     Common Stock Purchase Rights      The Pacific Stock Exchange, Inc.
     ----------------------------      --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days:    Yes   X     No
                      ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

                                  $28,101,719


AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 17, 1997 (ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES").

                                   18,897,629
      Number of shares of common stock outstanding as of December 17, 1997
                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO
                        THIS ANNUAL REPORT ON FORM 10-K: NONE

             This is page 1 of 165 pages.  The exhibit index is on page 29.

                                    PART  I


ITEM 1.  BUSINESS.
------   --------

GENERAL

   Pharmaceutical Resources, Inc. ("PRI" or the "Company") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs.

   The Company's current product line consists of prescription and, to a much lesser extent, over-the-counter drugs. Approximately 100 products representing various dosage strengths of 37 drugs are currently being marketed (see "-- Product Line Information"). Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Normally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs.

   The Company markets its products primarily to wholesalers, drug distributors, repackagers and retail drug store chains principally through its own sales staff. In addition, the Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "--Marketing and Customers").

   PRI was organized as a subsidiary of Par under the laws of the State of New Jersey on August 2, 1991. On August 12, 1991, Par effected a reorganization of its corporate structure, pursuant to which PRI became Par's parent company. References herein to the "Company" shall be deemed to refer to PRI and all of its subsidiaries since August 12, 1991, or Par and all of its subsidiaries prior thereto, as the context may require. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (914) 425-7100.

Significant Developments:

   Financial Condition. The Company, in the fiscal year ended September 30, 1997, continued to experience declines in sales and gross margins which resulted in net losses of $8,901,000. Net sales in fiscal year 1997 declined by 8% and gross margins declined by 64% from the prior fiscal year. The decreases in sales and gross margins continue to be attributable to lower pricing of the Company's products as a result of intense competition and a less profitable product mix. The trend in decreasing sales and gross margins was partially offset by the implementation in the fourth quarter of fiscal year 1997 of a new manufacturing and supply agreement with BASF Corporation (see "--Product Line Information", "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   In response to its operating results and industry trends, the Company implemented measures in the fourth quarter of fiscal year 1996, which have continued in fiscal year 1997, to reduce costs and increase operating efficiencies. Such measures resulted in a decrease in selling, general and administrative costs of 27% during fiscal year 1997 and included reductions of work force, changes in various senior management, a reorganization of certain existing personnel and reductions in certain expenses. In fiscal year 1997, the Company further reduced its work force primarily as a result of the Company's new manufacturing and supply agreement with BASF Corporation described below.

   The Company is continuing its search for strategic alliances which would enable the Company, among other things, to expand its product line, increase research and development activities and obtain additional capital. The Company, in fiscal year 1997, increased its spending on research and development by 13%. In August 1997, the Company purchased the 51% interest in its research and development joint venture, now named Israel Pharmaceutical Resources L.P. ("IPR"), it did not previously own, giving the Company full control over the research and development operation located in Israel. IPR was formed in May 1995 to research and develop generic pharmaceutical products (see "--Product Line Information" and "--Research and Development").

   The continuing losses incurred by the Company have adversely affected and will continue to adversely affect the Company's liquidity and, accordingly, its ability to fund its operations, including research and development as well as ventures relating to the development or distribution of new products. The Company, in fiscal year 1997, entered into a new three-year loan arrangement providing for a revolving line of credit up to the lesser of $20,000,000 or the borrowing base as provided in the loan agreement. The loan is secured by substantially all of the assets of the Company other than real property and the Company has entered into a new cash management system requiring the deposit of all receipts into a lockbox under the lender's control. The new loan arrangement replaced the Company's previous revolving and term loan facility (see "--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   Manufacturing Agreement. On April 30, 1997, Par and BASF Corporation ("BASF"), a manufacturer of pharmaceutical products, entered into a Manufacturing and Supply Agreement (the "Supply Agreement"). Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF and to discontinue manufacturing those products. BASF agreed to discontinue direct sale of those products. As a result of the Supply Agreement, the Company has reduced its operating expenses and increased the gross margin with respect to the products covered by the Supply Agreement (see "--Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").


PRODUCT LINE INFORMATION

   The Company operates primarily in one industry segment, namely, the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes one product in the semi-solid form of a cream (see "--Research and Development").

   Par markets approximately 77 products, representing various dosage strengths of 26 drugs manufactured by the Company and approximately 23 products, representing various dosage strengths of 11 drugs, that are manufactured for it by other companies (see "--Research and Development", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Notes to Financial Statements--Distribution Agreements"). Par holds abbreviated new drug applications ("ANDAs") for the drugs which it manufactures. Below is a list of drugs manufactured and/or distributed by Par. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

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

       Anti-Inflammatory:
       Ibuprofen                        Advil, Nuprin, Motrin
       Piroxicam                        Feldene

       Anti-Infective:
       Acyclovir                        Zovirax
       Metronidazole                    Flagyl
       Nystatin                         Mycostatin

       Anti-Cancer:
       Megestrol Acetate                Megace

       Other:
       Allopurinol                      Zyloprim
       Dexamethasone                    Decadron
       Glipizide                        Glucotrol
       Metaproterenol Sulfate           Alupent
       Silver Sulfadiazine (SSD)        Silvadene


   The Company seeks to introduce new products not only through internal research and development, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As part of that strategy, it has pursued and continues to pursue arrangements or affiliations which it believes, in general, will provide access to raw materials at favorable prices, share development costs, generate profits from jointly developed products and expand distribution channels for new and existing products (see "Notes to Financial Statements--Distribution Agreements").

   In April 1997, Par entered into the Supply Agreement with BASF. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par agreed to phase out its manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The Supply Agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. If BASF elected to terminate the agreement, Par could either seek another contract manufacturer or reestablish its manufacturing capacity for certain of those products. The Company began selling drugs manufactured by BASF and BASF had transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997. The Supply Agreement became fully implemented in August 1997.

   In May 1995, the Company formed a joint venture located in Israel with Clal Pharmaceutical Industries Ltd. ("Clal") to research and develop generic pharmaceutical products. Clal beneficially owns approximately 12% of the Company's Common Stock. In August 1997, the Company acquired Clal's 51% interest in the joint venture in which the Company previously owned 49%. The joint venture was renamed Israel Pharmaceutical Resources, L.P. Eight compounds currently are under active development by IPR. (see "--Research and Development",

"Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and "Certain Relationships and Related Transactions--Clal Agreements").

   In July 1997, Par amended its 1994 distribution agreement with Sano Corporation ("Sano"). Par has retained the right to exclusively distribute three of Sano's generic transdermal products in the United States. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. Transdermal delivery offers significant benefits over oral delivery, including increased patient compliance, reduced side effects, reduced interaction with other drugs in use by a patient and a more consistent and appropriate drug level in the bloodstream, all of which generally result in lower overall patient care costs. Sano is developing two generic nitroglycerin patches and one generic nicotine patch which are covered by the agreement. Par has paid Sano a portion of the development expense for such products. To date, Sano received U.S. Food and Drug Administration ("FDA") approval for its nicotine patch in October 1997 and awaits approval on two ANDAs for its nitroglycerin patches. The Company intends to begin marketing the nicotine patch in fiscal year 1998. Under the agreement, Par will purchase manufactured products from Sano, when approved by the FDA, at cost and share in the gross profits from the sales. However, there can be no assurance that any other products under Sano's ANDAs will obtain FDA approval or that any Sano products, if brought to market, will generate significant revenues. Under the July 1997 amendment to the distribution agreement, Par ceded its distribution rights to three products for which submissions have not been filed yet with the FDA. PRI also released distribution rights outside of the United States for the retained products (see "--Research and Development", "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition").


RESEARCH AND DEVELOPMENT

   The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $100,000 to $500,000 per study. During the 1997 fiscal year, the Company contracted with outside laboratories to conduct biostudies for three potential new products and will continue to do so in the future. Biostudies must be conducted and documented in conformity with FDA standards (see "--Government Regulation").

   The research and development of oral solid products, including preformulation research, process and formulation development, required studies and FDA approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding or problems relating to formulation, safety or efficacy (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition--Liquidity and Capital Resources").   Currently,
the Company has ANDAs pending with the FDA for four potential products and Sano has ANDAs pending with the FDA for two potential products which the Company has exclusive rights to distribute in the United States. No assurance can be given that the Company or Sano will successfully complete the development of products currently under development or proposed for development, that they will obtain regulatory approval for any such product or that any approved product will be produced in commercial quantities. Improvement in the Company's financial condition depends upon the acquisition and introduction of new products at profitable prices to replace declining revenues from older products. The failure of the Company to introduce profitable new products in a timely manner could have a material adverse effect on the Company's operating results and financial condition (see "--Competition").

   For its 1997, 1996 and 1995 fiscal years, the Company incurred research and development expenses of $5,843,000, $5,160,000 and $5,487,000, respectively, including the amounts expended by the Company for IPR and under the distribution agreement with Sano. The Company plans that its expenditures will remain at approximately the same levels over the next fiscal year (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Operating Results--Research and Development" and "--Financial Condition-- Liquidity and Capital Resources").

   IPR has identified approximately 35 products for research, eight of which are currently under active development by IPR. The Company expects that approximately six of such products will be the subject of a biostudy in fiscal year 1998. The Company has not filed any ANDAs with respect to such potential products. The scientific process of developing new products is complex and time consuming, as is obtaining FDA approval, and the development of products by IPR may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other reasons. At the present time, there is uncertainty under Israeli law as to whether some research functions can be conducted prior to patent expiration in Israel. The outcome of this could affect the research being done by IPR. Legislation is currently pending in Israel which would expressly permit such research. Depending on the outcome of the legislation, among other things, the Company may relocate IPR's operations to the United States in the future.

   Since its formation in May 1995, IPR has received an aggregate of approximately $7,000,000 in funding from the Company and Clal. The Company is obligated to invest in IPR not less than $1,500,000 each year until the Company repays the $1,500,000 promissory note delivered as part of the purchase price for IPR (see "--Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of operations--Financial Condition-- Liquidity and Capital Resources"). Following the acquisition of all of the interests in IPR, the Company's domestic research and development program was reorganized and integrated with that of IPR.

   Under the terms of the distribution agreement with Sano, the Company advanced to date $7,629,000 to Sano for the development of products, of which $2,258,000 was advanced in fiscal year 1997. In return for relinquishing the rights described above, the Company received in July 1997 $1,950,000 in cash and an interest-bearing promissory note for $1,950,000 due in September 1998. The Company has also retained the rights to recover certain of its prior payments to Sano, including $1,500,000 from the gross profits earned on sales of two of the retained products. Sano repaid $1,500,000 of the advances on the retained products in November 1995 which was treated as a credit to research and development expenses in fiscal year 1996 (see "--Product Line Information", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Capital Resources" and "Notes to Financial Statements--Investments").


MARKETING AND CUSTOMERS

   The Company markets its products under both Par and private labels principally to wholesalers, distributors, repackagers, retail drug store chains and, to a lesser extent, drug manufacturers and government agencies primarily through its own sales staff. The Company sells to customers in the managed health care market. Such customers include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

   The Company has experienced a significant change in its distribution channels in the last several years. In general, sales of generic drugs to distributors have been decreasing, while sales to wholesalers and repackagers have been increasing. The Company believes that competition between distributors and consolidation among wholesalers and retailers have resulted in additional pressure to decrease prices. Additionally, aggressive pricing strategies by distributors which are attempting to maintain or increase market share have adversely affected the Company's ability to market its products. Consequently, price reductions have resulted in lower gross margins for the Company (see "-- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   The Company has approximately 200 customers. During fiscal year 1997, sales to the Company's three largest customers, Leiner Health Products Inc., McKesson Drug Co. and Bergen Brunswig Corporation accounted for approximately 16%, 11% and 10%, respectively, of net sales (see "Notes to Financial Statements--Accounts Receivable--Major Customers"). None of these customers has written agreements with the Company.


ORDER BACKLOG

   The dollar amount of open orders, as of September 30, 1997, believed by management to be firm, was approximately $3,300,000, as compared to approximately $4,200,000 at September 30, 1996. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.


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

   As other manufacturers introduce generic products in competition with the Company's existing products, market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products prior to the Company. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depends, in part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products (see "--Research and Development").

   During fiscal year 1997, four of the Company's products accounted for approximately 59% of its net sales compared to 58% and 63%, respectively, of net sales in fiscal years 1996 and 1995. One of such products contributed significantly to the sales and gross margin in all three periods. A competitor of the Company received FDA approval for this product in fiscal year 1996 where, prior to that time, the Company had been the sole generic manufacturer. During the second half of calendar 1995, two generic pharmaceutical manufacturers received FDA approval for a product in which the Company had also been the sole generic manufacturer. These products, along with one other product, had historically accounted for a significant percentage of the Company's net sales and gross margin. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--General", "--Sales", "--Gross Margins" and "Notes to Financial Statements--Distribution Agreements").

   The principal competitive factors in the generic pharmaceutical market are
(i) price, (ii) the ability to introduce generic versions of brand name drugs promptly after their patents expire, (iii) reputation as a manufacturer with integrity and quality products, (iv) level of service (including maintaining sufficient inventory levels for timely deliveries), (v) product appearance, and
(vi) breadth of product line.

RAW MATERIALS

   The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which could in turn have an adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible, two or more suppliers for its drug approvals.


EMPLOYEES

   As of September 30, 1997, the Company had approximately 335 employees.


GOVERNMENT REGULATION

   All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by the Drug Enforcement Administration and state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, and other Federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in judicially and/or administratively imposed sanctions including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can involve the recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw approval of drugs in accordance with regulatory due process procedures.

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

   3. Abbreviated New Drug Applications: The Waxman-Hatch Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). As the safety and efficacy have already been established by the innovator company, the FDA waives the right for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical antifungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain chemistry, manufacturing, labeling, and stability data.

   The Waxman-Hatch Act also established certain statutory protections for listed drugs. Under the Waxman-Hatch Act, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Waxman-Hatch Act also provides for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

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


ITEM 2.  PROPERTIES.
------   ----------

   The Company owns its executive offices and a substantial portion of its research and production facilities which are housed in an approximately 92,000 square foot facility built to Par's specifications. This building, occupied by Par since fiscal year 1986, also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion.

   The Company owns an approximately 36,000 square foot building on two acres in Chestnut Ridge, New York, across the street from its executive offices. This property was acquired in fiscal year 1994 and is used for offices. The purchase of the land and building was financed by a mortgage loan.

   Par owns a third facility consisting of an approximately 33,000 square foot building located on six acres in Congers, New York, which is used for tablet coating operations and product manufacturing.

   Par occupies approximately 47,000 square feet of a building in Chestnut Ridge, New York for office, warehouse, and research and development space under a lease which expires December 2004. The Company has the option to extend the lease for two additional five-year periods. This lease replaces a lease for 77,000 square feet which expires January 1, 1998.

   Par also leases an 11,000 square foot facility in Upper Saddle River, New Jersey, for certain of its manufacturing operations. The lease covering this facility expires November 1998, and has three two-year renewal options.

   IPR leases approximately 13,000 square feet in Even Yehuda, Israel for product research and development. The lease expires May 1998 and has two two-year renewal options and one thirty-five month renewal option. The Company guarantees the lease.

   The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and "Notes to Financial Statements--Long Term Debt" and "--Commitments, Contingencies and Other Matters--Leases").


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ---------------------------------------------------

   An Annual Meeting of Shareholders of the Company was held on October 28, 1997. The following matter was voted on and approved by the holders of shares of the Company's Common Stock:

   The proposal to elect two members of the Company's Board of Directors, which consists of six members, to serve for a three-year term and until their successors are duly elected and qualified. There were 13,568,992 and 13,556,478 shares of Common Stock cast in favor of electing Mark Auerbach and
   H. Spencer Matthews, respectively, which represented a majority of the shares of the Company's Common Stock cast for such proposal, and 3,089,400 and 3,101,914, shares were withheld, respectively. There were no broker non-votes. The terms of office of the other directors, Melvin Van Woert, Andrew Maguire, Kenneth I. Sawyer and Robin O. Motz, continued after the meeting.

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

                             FISCAL YEAR ENDED IN
                         ---------------------------
          QUARTER ENDED       1997          1996
          -------------  -------------  ------------
                           HIGH    LOW   HIGH    LOW
                         ------  -----  -----  -----
          December 31     $6.00  $3.38  $9.13  $7.25

          March 31         4.38   2.88   8.00   6.75
          June 30          3.75   2.13   8.50   5.00

          September 30     2.88   1.94   5.50   3.38

  (b) Holders. As of December 19, 1997, there were approximately 3,500 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name."

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

  (d) Recent Stock Price. On December 17, 1997, the closing price of the Common Stock on the NYSE was $1.50 per share.

  (e) Recent Sales of Unregistered Securities. Pursuant to the Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Company and Clal, the Company sold 186,000 shares of its Common Stock (the "New Shares") to Clal. The New Shares were issued in consideration of the surrender by Clal for cancellation of warrants to purchase an aggregate of 2,005,107 shares of Common Stock, nominal cash consideration, and the amendment of certain provisions of the Stock Purchase Agreement, dated March 25, 1995, between the Company and Clal. The New Shares were issued pursuant to an exemption provided by Section 4(2) and/or Section 4(6) of the Securities Act of 1933 (see "Certain Relationships and Related Transactions--Clal Agreements").

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                                       FISCAL YEAR ENDED IN
                                                                       --------------------
                                                          1997       1996      1995      1994       1993
                                                       ---------  --------   -------   -------    --------
INCOME STATEMENT DATA                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                              $ 53,172   $ 57,959   $66,503   $69,169   $ 74,535
Cost of goods sold                                       49,740     48,299    45,514    45,774     48,387
                                                       --------   --------   -------   -------   --------
   Gross margin                                           3,432      9,660    20,989    23,395     26,148
Operating expenses:
 Research and development                                 5,843      5,160     5,487     3,874      1,959
 Selling, general and administrative                     12,461     17,168    16,192    13,463     12,673
 Restructuring charge                                         -        549         -         -          -
                                                       --------   --------   -------   -------   --------
   Total operating expenses                              18,304     22,877    21,679    17,337     14,632
                                                       --------   --------   -------   -------   --------
   Operating income (loss)                              (14,872)   (13,217)     (690)    6,058     11,516
Settlements                                                   -          -     2,029         -    (10,500)
Other income                                              6,968      2,557       608       425        347
Interest expense                                           (587)      (432)     (499)     (465)      (602)
                                                       --------   --------   -------   -------   --------
Income (loss) from continuing operations
 before provision for income taxes                       (8,491)   (11,092)    1,448     6,018        761
Provision for income taxes                                  410          -       836     1,785        650
                                                       --------   --------   -------   -------   --------
Income (loss) from continuing operations                 (8,901)   (11,092)      612     4,233        111
Income from discontinued operations                           -      2,800         -       466          -
                                                       --------   --------   -------   -------   --------
Income (loss) before extraordinary item                  (8,901)    (8,292)      612     4,699        111
Extraordinary item - tax benefit of utilization
    of net operating loss carryforward                        -          -         -         -        300
                                                       --------   --------   -------   -------   --------
Income (loss) before change in accounting principle      (8,901)    (8,292)      612     4,699        411
Cumulative effect of change in accounting principle           -          -         -    14,128          -
                                                       --------   --------   -------   -------   --------
Net income (loss)                                      $ (8,901)  $ (8,292)  $   612   $18,827   $    411
                                                       ========   ========   =======   =======   ========
Income (loss) per share of common stock:
 Continuing operations                                    $(.48)     $(.60)     $.04      $.26       $.01
 Discontinued operations                                      -        .15         -       .03          -
 Extraordinary item                                           -          -         -         -        .02
 Change in accounting principle                               -          -         -       .85          -
                                                       --------   --------   -------   -------   --------
 Net income (loss)                                        $(.48)     $(.45)     $.04     $1.14       $.03
                                                       ========   ========   =======   =======   ========
Weighted average number of common and
 common equivalent shares outstanding                    18,681     18,467    17,143    16,495     15,814
                                                       ========   ========   =======   =======   ========
BALANCE SHEET DATA
Working capital                                        $ 15,959   $ 20,716   $34,907   $19,996   $ 13,141
Property, plant and equipment (net)                      27,832     26,068    24,371    23,004     20,037
Total assets                                             72,697     84,946    90,917    69,202     57,239
Long-term debt, less current portion                      2,651      2,971     4,259     5,490      5,820
Shareholders' equity                                     57,268     70,624    71,954    49,276     24,081

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

   CERTAIN STATEMENTS IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-K INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES,
(IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS, (V) THE ABILITY OF THE COMPANY TO RETAIN AND ATTRACT MANAGEMENT PERSONNEL IN KEY OPERATIONAL AREAS AND (VI) CONTINUED AVAILABILITY OF BORROWINGS UNDER THE COMPANY'S CREDIT LINE WITHOUT SIGNIFICANT REDUCTION.


RESULTS OF OPERATIONS

GENERAL

   The Company incurred an operating loss of $14,872,000 for the fiscal year ended September 30, 1997 compared to $13,217,000 for the fiscal year ended September 30, 1996 and $690,000 for the fiscal year ended September 30, 1995. The losses were principally due to sales and gross margin declines, as described below, partially offset by decreases in operating expenses in fiscal year 1997 and the latter part of fiscal year 1996. The Company's gross margin decline to $3,432,000 for the current fiscal year from $9,660,000 and $20,989,000 in fiscal years 1996 and 1995, respectively, was attributable to the continuing trend of lower pricing on certain manufactured products. The trend was partially offset in the last two months of fiscal year 1997 by increased sales and margins generated from certain distributed products under the Supply Agreement with BASF described above. If sales declines of certain manufactured products are not offset by increased sales of new distributed or manufactured products, lower net sales and gross margins will continue and, accordingly, result in further losses. As a result of the recent losses, the Company is continuing to search for strategic alternatives to strengthen its financial condition and product line while working on process improvements to reduce its current manufacturing costs.

   For the three-month period ended September 30, 1997, the Company's operating loss of $2,142,000 decreased 67% from $6,450,000 for the three-month period ended September 30, 1996. The improvement was primarily related to increased sales and margins generated from certain products as a result of the Supply Agreement with BASF and cost reductions and process improvements implemented throughout the year.

   The continued price and profit margin erosion on certain of the Company's products reflects a continuing trend in the generic drug industry in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs. In response to these conditions, the Company has continued to reduce operating costs and entered into several significant agreements, as described elsewhere in this Form 10-K, which should enable the Company to better compete in the current environment (see "Business-Marketing and Customers" and "Competition").

   In the fourth quarter of fiscal year 1996, the Company began implementing cost reduction measures which continued throughout fiscal year 1997. Such measures have provided for a reduction in the work force, changes in senior management, a reorganization of certain existing personnel, reductions in certain operating expenses and the implementation of several process improvements (see "Notes to Financial Statements-Commitments,

Contingencies and Other Matters-Restructuring and Cost Reductions"). These measures have reduced certain operating costs in fiscal year 1997. No assurances can be given that reduced costs will return the Company to profitability.

   Critical to significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at profitable prices. The Company plans to continue to invest in research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements. There were no significant sales of any new manufactured or distributed products, other than those sold under the Supply Agreement with BASF, introduced during the current fiscal year. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements. No assurance can be given that any additional products for sale by the Company will occur or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "-Financial Condition-Liquidity and Capital Resources").

SALES

   Net sales of $53,172,000 for the fiscal year ended September 30, 1997 decreased $4,787,000, or 8%, from sales for the same period in the prior fiscal year. The decline was due principally to decreased sales of manufactured products which resulted primarily from lower pricing and continuing decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products, partially offset by higher volumes of a lower margin product due to increased demand from one customer. The reductions in pricing and volume resulted from increased competition from other drug manufacturers. Net sales in the fourth quarter of fiscal year 1997 of two distributed products manufactured by BASF under the Supply Agreement experienced significant increases over the same period of the prior year helping to offset the decline in sales of certain manufactured products in the current fiscal year.

   Sales for the fourth quarter of fiscal year 1997 of $17,171,000 increased $4,220,000, or 33%, from $12,951,000 for the fourth quarter of fiscal year 1996. The increase was primarily due to higher volumes of a lower margin manufactured product and two products manufactured by BASF. The increase was partially offset by the continuing lower sales of certain of the Company's significant products as previously discussed.

   Net sales of $57,959,000 for the year ended September 30, 1996 decreased $8,544,000, or 13%, from $66,503,000 for the year ended September 30, 1995. The decline primarily resulted from decreased sales of manufactured product due to lower pricing and decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products, which was caused principally by the introduction of competitive products by other drug manufacturers. The decline in sales of manufactured products was partially offset by higher volumes of a lower margin distributed product.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products,
(iv) introduction of new distributed products and (v) the level of customer service (see "Business--Competition").

GROSS MARGINS

   The Company's gross margin for the year ended September 30, 1997 was $3,432,000 (6% of net sales) compared to $9,660,000 (17% of net sales) for the prior fiscal year. The gross margin decline is primarily due to continued lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. The gross margin on distributed products for the current year increased primarily due to the contribution from the additional sales in the fourth quarter of fiscal year 1997 of products manufactured by BASF, however, the effect on the total margin for the year was negligible.

   The gross margin for the three-month period ended September 30, 1997 increased $3,374,000 to $2,057,000 (12% of net sales) from ($1,317,000) (-10% of net sales) recorded in the corresponding period of the prior fiscal year. The improvement in margin is primarily due to the increased volumes of a lower margin manufactured product together with more favorable raw material pricing, and the contribution from additional sales of distributed product manufactured by BASF. In addition, an inventory adjustment was recorded in the corresponding quarter of last year which lowered the cost of one of the Company's manufactured products to its market value, adversely affecting the margin in that period. Lower sales in the current three-month period of certain significant manufactured products, as discussed above, partially offset the increases in margin.

   Inventory write-offs, taken in the normal course of business, amounted to $1,630,000, $1,395,000 and $2,203,000 for the fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995, respectively, and $482,000, $463,000 and $632,000 for the fourth quarters of fiscal years 1997, 1996 and 1995, respectively. The inventory write-offs are related principally to the disposal of finished products due to short shelf life.

   During fiscal year 1997, four of the Company's products accounted for approximately 59% of its net sales compared to 58% and 63%, respectively, of net sales in fiscal 1996 and 1995. One of such products contributed significantly to the sales and gross margin in all three periods. A competitor of the Company received FDA approval for this product in fiscal year 1996 where, prior to that time, the Company had been the sole generic manufacturer. As a result of the increased competition, net sales of that product decreased from $20,834,000 in fiscal year 1995 to $13,581,000 in fiscal year 1996 to $6,098,000 in fiscal year 1997 with decreases in gross margin. During the second half of calendar 1995, two generic pharmaceutical manufacturers received FDA approval for a product which the Company had also been the sole generic manufacturer. As a result of the increased competition on that product, net sales decreased from $5,652,000 in fiscal year 1995 to $3,959,000 in fiscal year 1996 to $2,110,000 in fiscal year 1997 with decreases in gross margin. These products, along with one other product, had historically accounted for a significant percentage of the Company's net sales and gross margin. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected. During the current fiscal year, the Company has implemented measures to lessen the overall impact of these products by increasing margins on higher volume products through the Supply Agreement with BASF, manufacturing process improvements and cost reductions. There can be no assurances that these measures will return the Company to profitability.

   Gross margin of $9,660,000 (17% of net sales) in fiscal year 1996 decreased $11,329,000 from $20,989,000 (32% of net sales) in fiscal year 1995 primarily due to lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. Gross margins on distributed products decreased principally due to lower sales levels of higher margin products and increased sales of a lower margin product.


OPERATING EXPENSES

 Research and Development

   Research and development expenses for the twelve-month period ended September 30, 1997 increased $683,000, or 13%, to $5,843,000 from $5,160,000 for the twelve-month period ended September 30, 1996. In the current period, advances to Sano for the development of certain generic transdermal products amounted to $2,258,000, while in the prior year payments of $2,942,000 were partially offset by a reimbursement from Sano of $1,500,000. In August 1997, the Company acquired Clal's 51% ownership interest in IPR in which PRI previously had owned 49% (see "Notes to Financial Statements-Acquisition of Joint Venture"). The Company recorded an aggregate of $1,030,000 in research and development expenses for IPR in fiscal year 1997 compared to $499,000 in the prior year. The higher cost of the Sano transactions and IPR were partially offset by lower personnel costs.

   During fiscal year 1997 the Company's domestic research and development program was fully integrated with the research operations in Israel. Currently, the Company's research program has eight products in various stages of development. The Company has ANDAs for four potential products pending with the FDA and Sano has ANDAs for two potential products, which are covered by the distribution agreement with Sano, filed with the FDA and awaiting approval (see "Notes to Financial Statements-Distribution Agreements").

   Research and development expenses of $1,216,000 for the three-month period ended September 30, 1997 increased $375,000, or 45%, from $841,000 in the corresponding period in the prior year primarily as a result of payments to Sano of $301,000 in the fourth quarter. In addition, expenses for IPR in the fourth quarter were $421,000 compared to $175,000 for the corresponding period of the prior year.

   For the fiscal year ended September 30, 1996 research and development expenses of $5,160,000 decreased $327,000, or 6% from $5,487,000 in the fiscal year 1995. During the first quarter of fiscal year 1996, the Company received a $1,500,000 reimbursement from Sano for advances made to them in prior fiscal years for research and development expenses. Payments to Sano amounted to $2,942,000 in fiscal year 1996 compared to $1,429,000 in the prior year.

 Selling, General and Administrative

   Selling, general and administrative costs were $12,461,000 (23% of net sales) for the fiscal year ended September 30, 1997 compared to $17,168,000 (30% of net sales) for the corresponding period in the prior fiscal year. The decrease of 27% in the period was primarily attributable to a decline in personnel costs resulting from recent head count reductions and the amendment of a retirement plan (see "--Restructuring Charge" and "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Retirement Plans" and "- Restructuring and Cost Reductions"). In addition, fees for consulting and professional services, costs for advertising and developmental marketing, and bad debt expense have been reduced in fiscal year 1997.

   In the fourth quarter of fiscal year 1997, selling, general and administrative costs of $2,983,000 (17% of net sales) decreased $1,309,000 from $4,292,000 (33% of net sales) in the corresponding quarter of last year. The decrease of 30% was primarily the result of decreased personnel costs, professional fees, advertising and marketing costs and bad debt expense, as discussed above.

   Selling, general and administrative costs were $17,168,000 (30% of net sales) for the year ended September 30, 1996 versus $16,192,000 (24% of net sales) for the fiscal year ended September 30, 1995. The increase was primarily attributable to fees for consulting and professional services, higher advertising and developmental marketing costs, severance costs, increased bad debt expense and costs related to implementing information systems to support the Company's operations. In addition, the Company incurred costs in strengthening its in-house sales force in an effort to compete more effectively under the market conditions.

 Restructuring Charge

   The Company recorded a restructuring charge of $549,000 in fiscal year 1996 to provide for costs associated with the reduction and reorganization of personnel. The implementation of the restructuring plan also included reductions in spending on advertising, marketing, professional services and, to a lesser extent, certain internal and external research and development expenses (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions").


SETTLEMENTS

   In fiscal year 1995, the Company resolved claims against certain former management members of the Company for recovery of, among other items, salaries and money paid for indemnification. The settlements, in the form of cash and securities of the Company, were valued at $2,029,000.

OTHER INCOME

   Other income of $6,968,000 for the fiscal year ended September 30, 1997 increased $4,411,000, or 173%, from $2,557,000 in the prior fiscal year. The increase is attributable to approximately $3,900,000 of income resulting from the amendment in fiscal year 1997 of a distribution agreement with Sano (see "Notes to Financial Statements-Distribution Agreements") and a gain of $1,574,000 on the sale of Sano common stock (see "--Financial Condition-- Liquidity and Capital Resources"). The income from the Sano transactions was partially offset by a loss on the sale of Fine-Tech Ltd. stock in the third quarter of fiscal year 1997.

   For the three-month period ended September 30, 1997, other income was $6,996,000 compared to $1,926,000 in the corresponding period of the prior year. The increase was attributable to the $3,900,000 of income recorded pursuant to the amendment of the distribution agreement with Sano and a gain on the sale of Sano common stock in the current period of $1,218,000.

   Other income in fiscal year 1996 increased to $2,557,000 from $608,000 in fiscal year 1995 due to the sale of Sano common stock during the fiscal 1996 fourth quarter (see "--Financial Condition--Liquidity and Capital Resources").


INCOME TAXES

   Management has determined, based on the Company's recent performance and the uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either fiscal 1997 or 1996 (see "Notes to Financial Statements-Income Taxes"). The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of the Company's tax credit for prior periods with respect to certain research and development credits. In fiscal year 1995, the Company recorded income tax expense of $836,000.


DISCONTINUED OPERATIONS

   In fiscal year 1996, the Company recorded income from discontinued operations of $2,800,000, reversing the remaining reserves which had been provided for Quad Pharmaceuticals, Inc., whose operations were discontinued in fiscal year 1991 (see "Notes to Financial Statements-Discontinued Operations").


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

   Working capital of $15,959,000 at September 30, 1997 decreased $4,757,000 from $20,716,000 at September 30, 1996. The decrease is principally due to the use of capital to fund operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with General Electric Capital Corporation ("GECC"), the only remaining cash balance at September 30, 1997 was cash at IPR (see "--Financing"). The working capital ratio of 2.3x in the current period declined from 2.9x at fiscal 1996 year end. During fiscal year 1997, the Company reduced inventory levels to $13,239,000 from $19,352,000.

   In August 1997, the Company, through one of its subsidiaries, acquired Clal's 51% ownership interest in their research and development joint venture in Israel for $447,000 in cash obtained from the sale of Fine-Tech Ltd. ("Fine-Tech") stock and a non-recourse secured promissory note for $1,500,000 (see "Notes to Financial Statements-Acquisition of Joint Venture"). The Company has the option to prepay the note for $600,000 by August 12, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid.

   During the twelve months ended September 30, 1997, the Company sold its remaining 378,887 shares of Sano stock yielding net proceeds of approximately $6,123,000 which was used to reduce the revolving credit balance. In September 1996, the Company sold 135,000 shares of its holdings in Sano receiving net proceeds of $2,669,000. In return for relinquishing certain rights pursuant to the amendment of the Company's distribution agreement with Sano (see "Notes to Financial Statements-Distribution Agreement"), PRI received $1,950,000 in cash in the fourth quarter of fiscal year 1997, which was used to reduce the revolving credit line balance, and an interest bearing promissory note for $1,950,000 which will be due in September 1998.

   In June 1997, the Company sold all of its shares of Fine-Tech, an Israeli chemical manufacturer, for $447,000. The Company purchased 10% of the shares of Fine-Tech in December 1995 for $1,000,000.

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed above, out of its working capital, and if necessary with borrowings against its line of credit, to the extent then available (see "--Financing"). If, however, the Company continues to experience significant losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products will be materially and adversely affected.


FINANCING

   At September 30, 1997, the Company's total outstanding short-term and long-term debt amounted to $3,947,000 and $2,869,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan with a bank and a non-recourse secured promissory note resulting from the acquisition of Clal's interest in IPR in fiscal year 1997.

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of September 30, 1997, the borrowing base was approximately $10,900,000 and $3,947,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from its current levels will adversely affect the Company's liquidity.

   At September 30, 1997, the Company has a non-recourse secured promissory note for $1,500,000 bearing interest at 7% payable in eight equal installments to a subsidiary of Clal (see "Notes to Financial Statements-Acquisition of Joint Venture" and "-Long-Term Debt"). The first installment is due in July, 1999, with the remaining seven payments due each January and July through and including January, 2003. The Company has the option to prepay the note for $600,000 on or before August 12, 1998. Additionally, the Company has a mortgage loan with a bank in the original principal amount of $1,340,000. The loan bears interest during the first five years of its term at a rate of 8.5% per annum and thereafter at the prime rate plus 1.75%. It is due in equal monthly installments until May 1, 2001, at which time the remaining principal balance with interest is due. The loan is secured by certain real property (see
"Business-Property").    At September 30, 1997, the outstanding balance of the
loan was $1,117,000. At September 30, 1997, the Company had also borrowed $167,000 under a line of credit maintained at the same bank, which line is secured by equipment purchased. The interest rate is based on the prime rate plus a premium (see "Notes to Financial Statements-Long-Term Debt").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  ----------------------------------------------------------

   Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

   See Index to Financial Statements after Signature Page.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

   Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------
DIRECTORS

   The Company's Certificate of Incorporation provides that the Board shall be divided into three classes, with the term of office of one class expiring each year. The Class I, Class II and Class III directors of the Company have terms which expire in 2000, 1998 and 1999, respectively. The following table sets forth certain information with respect to each of Class I, II and III directors and the year each was first elected as a director:

                                                                                        YEAR
                                                                                      OF FIRST
                            NAME                                   AGE (AS OF 12/97)  ELECTION
                            ----                                   -----------------  --------
CLASS I

Mark Auerbach(1)(2)                                                              59      1990
  Since June 1993, the Senior Vice President and Chief
  Financial Officer of Central Lewmar L.P., a distributor of fine papers.  From August 1992 to June 1993, a partner of
  Marron Capital L.P., an investment banking firm.  From July
  1990 to August 1992, President, Chief Executive Officer and
  Director of Implant Technology Inc., a manufacturer of
  artificial hips and knees.  Director of Acorn Venture Capital
  Corporation, a closed-end investment company, and a director of Oakhurst Company, Inc., a holding company for
  automotive after-market distributors.

H. Spencer Matthews(2)                                                           76       1990
 Since 1986, President and Chief Executive Officer of
 Dispense-All South Coast, Inc., and Dispense-All of Central
 Florida, Inc., two companies which are wholesalers of juice concentrates.  Rear Admiral, United States Navy (Retired).

CLASS II

Andrew Maguire, Ph.D.(1)(3)(4)                                                   57       1990
 Since January 1990, President and Chief Executive Officer of
 Appropriate Technology International, a not-for-profit
 development assistance corporation.  From January 1989 to
 December 1994, Senior Vice President of Washington
 Financial Group, an investment banking firm.  From June
 1987 to January 1989, Executive Vice President of the North
 American Securities Administration Association.

Melvin H. Van Woert, M.D.(1)(3)(4)(5)                                            68       1990
 Since 1974, Physician and Professor of Neurology and
 Pharmacology and Doctoral Faculty,  Mount Sinai Medical
 Center, New York.

                                                                                        YEAR
                                                                                      OF FIRST
                            NAME                                   AGE (AS OF 12/97)  ELECTION
                            ----                                   -----------------  --------
CLASS III

Kenneth I. Sawyer(3)(4)(5)                                                       52       1989
 Since October 1990, Chairman of the Board of the Company.
 Since October 1989, President and Chief Executive Officer of
 the Company.  From September 1989 to October 1989,
 Interim President and Chief Executive Officer of the
 Company.  From August 1989 to September 1989, counsel to
 the Company. Director of Acorn Venture Capital Corporation,
 a closed-end investment company.

Robin O. Motz, M.D., Ph.D.(1)(2)(4)(5)                                           58       1992
 Since July 1978, Assistant Professor of Clinical Medicine,
 Columbia University College of Physicians and Surgeons.
 Physician engaged in a private practice of internal medicine.


------------
(1) A member of the Audit Committee of the Board of the Company.
(2) A member of the Compensation and Stock Option Committee of the Board of the Company.
(3) A member of the Strategic Planning Committee of the Board of the Company.
(4) A member of the Nominating Committee of the Board of the Company.
(5) A member of the Executive Committee of the Board of the Company.

    Clal has the right to designate up to two-sevenths of the members of the Board of the Company (see "Certain Relationships and Related Transactions-- Clal Agreements"). No member of the Board has been designated by Clal.

EXECUTIVE OFFICERS

   The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of Par consist of Mr. Sawyer, Mr. O'Connor and Joseph Gokkes as Chief Operating Officer. Par is currently negotiating a modification of Mr. Gokkes' responsibilities. Mr. O'Connor has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. Mr. O'Connor served as Vice President--Controller of Tambrands, Inc., a consumer products company, from November 1989 to June 1995. Mr. Gokkes has served as Chief Operating Officer of Par since May 1997. From April 1996 until May 1997, he was employed by Clal in its international operations and from February 1990 to February 1996, he served in several capacities, including Vice President for International Marketing and General Manager of Taro Pharmaceutical Industries Ltd. (Israel) and Taro International, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

   As a public company, the Company's directors, executive officer and 10% beneficial owners are subject to reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. Under such Act, Mr. Gokkes delinquently filed one Initial Statement of Beneficial Ownership of Securities during fiscal year 1997.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

   The following table sets forth compensation earned by or paid, during fiscal years 1995 through 1997, to the Chief Executive Officer of the Company and the most highly compensated executive officers of the Company and/or Par who earned over $100,000 in salary and bonus at the end of fiscal year 1997 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.

                           SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                      ------------------------  ----------------------------
                                                  RESTRICTED    SECURITIES
NAME AND                                            STOCK       UNDERLYING           ALL OTHER
PRINCIPAL POSITION    YEAR  SALARY($)  BONUS($) AWARDS($)(1)    OPTIONS(#)       COMPENSATION($)(2)
--------------------  ----  --------  --------  ------------    ----------   ----------------------
Kenneth I. Sawyer,    1997   350,000         -           -               -                   12,985
President, Chief      1996   370,692         -           -          75,000                   38,530
Executive Officer     1995   427,153   200,000           -               -                   49,806
and Chairman

Dennis J. O'Connor    1997   137,994         -           -          30,000                    2,121
Vice President
Chief Financial
Officer and
Secretary

Joseph Gokkes         1997    56,883    10,000           -          30,000                    6,787
Chief Operating
Officer of Par(3)

--------------------------
(1) The Named Executives did not hold any shares of restricted stock at the end of fiscal year 1997.

(2) For fiscal year 1997, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows: Mr. Sawyer-$74, Mr. O'Connor-$51 and Mr. Gokkes-$25. The amounts for Mr. Sawyer include the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if premiums were advanced to the executive without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company. Includes $6,762 paid to Mr. Gokkes for relocation. Also includes the following amounts contributed by the Company to the Company 401(k) plan:
    Mr. O'Connor-$2,070.

(3) Par is currently negotiating a modification of Mr. Gokkes' responsibilities.

   The following table sets forth stock options granted to the Named Executives during fiscal year 1997.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential
                                                                                         Realizable Value
                                                                                        at Assumed Annual
                                                                                          Rates of Stock
                                                                                              Price
                                                                                         Appreciation for
                                               Individual Grants                         Option Term
                              ------------------------------------------------------    ------------------
                               Shares       % of Total
                             Underlying   Options Granted
                              Options     to Employees in    Exercise    Expiration
Name                         Granted(#)     Fiscal Year      Price ($)      Date         0%($)   5%($)     10%($)
---------------------------  ----------   ----------------   ---------   ----------      ----   --------   --------
Dennis J. O'Connor(1)            20,000               6.37%     $3.375     10/22/01         -   $ 86,149   $108,709
Dennis J. O'Connor(2)            10,000               3.19%     $2.125       9/7/02         -   $ 27,121   $ 34,223
Joseph Gokkes(3)                 30,000               9.56%     $2.625      5/29/02         -   $100,507   $126,828

(1) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on October 23, 1996, of which 10,000 became exercisable October 23, 1997 and 10,000 become exercisable on October 23, 1998.

(2) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on September 8, 1997 of which 3,333 become exercisable on March 8, 1998, 3,333 become exercisable on March 8, 1999, and 3,334 become exercisable on March 8, 2000.

(3) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on May 30, 1997, of which 10,000 become exercisable on May 30, 1998, 10,000 become exercisable on May 30, 1999 and 10,000 become exercisable on May 30, 2000.

   The following table sets forth the stock options exercised by the Named Executives during fiscal year 1997 and the value, as of September 30, 1997, of unexercised stock options held by the Named Executives.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                        Number of Securities             Value of Unexercised
                                                                        Underlying Unexercised           In-the-Money Options
                                                                        Options at FY-End (#)               at FY-End ($)
                                                                        ----------------------           --------------------
                                    Shares
                                 Acquired on             Value
Name                             Exercise (#)          Realized($)      Exercisable  Unexercisable     Exercisable     Unexercisable
----                             ------------          -----------      -----------  -------------     -----------     -------------


Kenneth I. Sawyer                              0                   0        550,000         25,000                 --             --

Dennis J. O'Connor                             0                   0         15,833         31,667                 --             --

Joseph Gokkes                                  0                   0              0         30,000                 --             --



     On October 28, 1997, the Board approved the grant of new 5-year options to the Named Executives at an exercise price of $2.25, upon surrender for cancellation of certain options set forth above in the table. Pursuant to the Board action, the Named Executives hold repriced options as follows: Mr. Sawyer-500,000, Mr. O'Connor-37,500 and Mr. Gokkes-30,000. Of the repriced options held by Mr. Sawyer, 50,000 are immediately exercisable. The balance of Mr. Sawyer's repriced options and all of the repriced options held by Mr. O'Connor and Mr. Gokkes will become exercisable as follows: one third become exercisable on April 28, 1998, one third become exercisable on April 28, 1999 and one third become exercisable on April 28, 2000.

COMPENSATION OF DIRECTORS

     For service on the Board in fiscal year 1997, Directors who are not employees of the Company or any of its subsidiaries receive an annual retainer of $12,000, a fee of $1,000 for each meeting of the Board attended in person or by teleconference, and a fee of $750 for each committee meeting attended in person or by teleconference, subject to a maximum of $1,750 per day. Chairmen of committees receive an additional annual retainer of $5,000 per committee.
New Directors are granted options to purchase shares on the date initially elected to the Board. Directors who are employees of the Company or any of its subsidiaries or are designated by Clal receive no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

     The Company has entered into an Employment Agreement with Mr. Sawyer, which provides for his employment in his current position through October 4, 1996, subject to earlier termination by the Company for Cause (as such term is defined in the agreement). Mr. Sawyer's term of employment will be automatically extended each year for an additional one-year period unless either party provides written notice by July 4th of such year that he or it desires to terminate the agreement. Under the agreement with Mr. Sawyer, the Company is required to use its best efforts to cause him to be reelected to the Board of Directors during his term of employment. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors of the Company as well as any committees thereof.

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

     The Company has entered into a severance agreement with Mr. O'Connor dated October 23, 1996. The agreement provides, with certain limitations, that upon the termination of Mr. O'Connor's employment by the Company for any reason other than For Cause or by Mr. O'Connor for Good Reason or following a Change of Control (as such terms are defined in the agreement), Mr. O'Connor is entitled to receive a severance payment. The amount of the payment is to be equal to six months of his salary at the date of termination, with such amount to be increased by an additional month of salary for every full month he is employed by the Company in his present position, up to a maximum of six additional months salary. Under the stock option agreements between Mr. O'Connor and the Company, any unexercised portion of the options becomes immediately exercisable in the event of a Change of Control (as such term is defined in the agreement).

     Par has entered into an employment agreement with Mr. Gokkes, dated May 30, 1997. The agreement provides that upon termination of Mr. Gokkes' employment by Par for any reason except For Cause (as such term is defined in the agreement), Mr. Gokkes is entitled to receive severance pay equal to 12 months of his base salary in effect for the year prior to his termination. In the event of a voluntary termination of employment by Mr. Gokkes, he is not entitled to receive severance pay except in the event that a President of Par other than Mr. Gokkes is put in place who is not the President of the Company. Par is currently negotiating a modification of Mr. Gokkes' responsibilities.

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

COMPENSATION AND STOCK OPTION COMMITTEE

     The compensation and stock option committee consists of Mark Auerbach, H. Spencer Matthews, and Robin O. Motz.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     The following table sets forth, as of the close of business on December 12, 1997, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedules 13D) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company,
(iii) the Named Executives, as defined in the "Executive Compensation" section of this report, and (iv) all directors and current executive officers of the Company and Par as a group (based upon information furnished by such persons). Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES      % OF
--------------------------------------------------------------------     OF      COMMON
                                                                      COMMON      STOCK
                                                                       STOCK
Clal Pharmaceutical Industries Ltd.(1)                                2,313,272      12.2
Kenneth I. Sawyer(2)(3)(4)                                              206,900       1.1
Melvin H. Van Woert, M.D.(2)(3)                                          70,050     *
Andrew Maguire, Ph.D.(2)(3)                                              36,300     *
H. Spencer Matthews(2)(3)                                                36,900     *
Mark Auerbach(2)(3)                                                      49,000     *
Robin O. Motz, M.D., Ph.D.(2)(3)                                         42,000     *
Dennis J. O'Connor(2)(4)                                                  1,619     *
Joseph Gokkes(2)(4)                                                         381     *
All directors and current executive officers (as of 12/12/97) as a      443,150       2.3
 group (8 persons)(2)

------------------------
*    Less than 1%.
(1) The address of Clal is Clal House, 5 Druyanov Street, Tel Aviv 63143, Israel. All 2,313,272 shares of Common Stock shown as beneficially owned by Clal are issued and outstanding.
(2) The business address of each of these individuals, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977. Includes shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or prior to February 10, 1998, under the Company's stock option plans as follows: Mr. Sawyer, 50,000 shares; Dr. Van Woert, 69,000 shares; Mr. Maguire, 36,000 shares; Mr. Matthews, 36,000 shares; Mr. Auerbach, 47,000 shares; and Dr. Motz, 42,000 shares.
(3)  A director of the Company.
(4) Reflects the repricing of stock options approved by the Board on October 28, 1997 (see "Executive Compensation").

     On October 28, 1997, the Board of Directors approved the adoption of the 1997 Directors' Stock Option Plan (the "1997 Plan"). The 1997 Plan is subject to the approval of the Company's shareholders. Pursuant to the 1997 Plan, each current non-executive director would be entitled to receive stock options to purchase 10,000 shares of Common Stock for each year of service as a director, but not in excess of the number of stock options held by them at October 28, 1997. The options would have an exercise price of $2.25 per share and would be issued only upon surrender for cancellation by the director of an equal number of stock options held by them. Each stock option to be issued under the 1997 Plan would become exercisable one year after the date of grant. The 1997 Plan also provides for the automatic grant of stock options to non-executive directors each year, subject to certain conditions.

     Under the 1997 Plan, non-executive directors would be granted options to purchase 5,000 shares of Common Stock each year on the date of the Company's annual meeting of shareholders and would be entitled to receive an additional grant of up to 6,000 options each year if such directors continuously owned 2,500 shares of Common Stock for each additional grant received. Further, the Plan provides for the grant of options for 5,000 shares as of October 28, 1997 and an additional grant of options for up to 6,000 shares if the director owns 2,500 shares of Common Stock on March 31, 1998.

VOTING ARRANGEMENTS

     The Company and Clal entered into a Stock Purchase Agreement, dated March 25, 1995 (as amended, the "Stock Purchase Agreement"), pursuant to which Clal, among other things, purchased 2,027,272 shares of Common Stock on May 1, 1995. Clal acquired 100,000 shares of Common Stock in June 1996 from Mr. Sawyer and acquired an additional 186,000 shares of Common Stock from the Company in connection with an amendment of the Stock Purchase Agreement in July 1997.
Under the Stock Purchase Agreement, Clal agreed to vote all of the shares of Common Stock held by it in favor of certain business combination transactions of the Company and certain sales of assets or securities of the Company. In addition, Clal has certain rights under the Stock Purchase Agreement to nominate directors to the Company's Board and committees thereof (see "Certain Relationships and Related Transactions--Clal Agreements").


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     Clal Agreements. On May 1, 1995, the Company consummated several transactions with Clal consisting primarily of (i) the sale by the Company of 2,027,272 shares of the Company's Common Stock for $20,000,000, or $9.87 per share, (ii) the issuance by the Company of warrants to purchase 2,005,107 shares of Common Stock (the "Warrants") and (iii) the formation of a joint venture to research and develop generic pharmaceutical products. The Stock Purchase Agreement included terms of the Company's and Clal's business relationship, including issuance to Clal of 2,027,272 shares of Common Stock, rights to nominate Board members, rights of first refusal, voting agreements, rights to invest in others, standstill agreements and agreements with respect to the issuance of the Warrants.

     In accordance with the terms of the Stock Purchase Agreement, Clal has the right to designate one-seventh of the members of the Board as long as Clal owns 8% of the issued and outstanding Common Stock, and a total of two-sevenths of the members of the Board if Clal owns at least 16% of the issued and outstanding Common Stock. The Company has the right to reject a designee of Clal if such person is not satisfactory to the Company for good faith reasons. The Company also agreed to elect Clal's designee to the Audit Committee, Compensation and Stock Option Committee and Strategic Planning Committee of the Board. In the event that Clal does not nominate directors to the Board or its committees or if Clal's designees are not elected to the Board or its committees, Clal is permitted, under the Stock Purchase Agreement, to designate representatives who may attend meetings of the Board and its committees. Additionally, if Clal's appointment of a director to the Audit Committee is prohibited by the rules and regulations of the New York Stock Exchange, Inc., the Company will provide Clal materials which are provided to committee members, the appointment of the Company's auditors will be approved by the entire Board, the Company will consult with directors nominated by Clal with respect to Audit Committee actions and the directors nominated by Clal will have the right to consent to certain changes in the Company's accounting principles. Pursuant to the Stock Purchase Agreement, Clal has designated an observer to meetings of the Board and its committees. Clal also has the right to designate a member of the Company's management.

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

     Clal has agreed to limit acquisitions of the Company's securities to 19.99% of the issued and outstanding Common Stock prior to May 1, 1998. In addition, Clal has agreed to limit such acquisitions to 25% of the issued and outstanding Common Stock after May 1, 1998. Clal has the right to tender for or purchase no less than 70% of the issued and outstanding Common Stock after May 1, 2000. These limitations expire six months following the expiration of the Restricted Period (the "Consent Period"). Clal also has the right to acquire up to 20% of any equity securities issued by the Company in an underwritten public offering so long as Clal, at the time, owns 10% of the issued and outstanding Common Stock (assuming, for this purpose, the full exercise of the Warrants). Clal has also agreed not to sell or otherwise dispose of Common Stock or other securities convertible into Common Stock during the Consent Period unless such securities are registered or may be sold without registration under Rule 144 promulgated under the Securities Act of 1933, as amended, or are sold in certain business combination transactions, unless the sale is approved by the Board (excluding member(s) of the Board nominated by Clal). Clal will limit, during the Consent Period, sales of Common Stock to any one person, entity or group to no more than 3% of the issued and outstanding Common Stock, except as otherwise permitted under the Stock Purchase Agreement.

     In consideration of the rights and benefits obtained by the Company under the Stock Purchase Agreement, the Company also granted to Clal certain registration rights under a registration rights agreement (the "Registration Rights Agreement"). In general, Clal will not be able to sell freely the shares of Common Stock purchased by Clal without registration under applicable securities laws or unless an exemption from registration is available. Clal is entitled to two demand registrations. In addition, the Company granted to Clal the right to register shares of Common Stock owned by Clal on each occasion that the Company registers shares of Common Stock, subject to certain limitations and exceptions.

     In May 1995, the Company and Clal formed IPR in Israel to research and develop generic pharmaceutical products. On August 14, 1997, the Company acquired Clal's 51% ownership interest in IPR for $447,000 in cash obtained from the sale of Fine-Tech Ltd. ("Fine-Tech") stock owned by the Company and a non-recourse secured promissory note for $1,500,000. The note bears interest of 7% per annum, and is payable in eight semi-annual installments commencing in July 1999. The Company has the unconditional option to prepay the note for $600,000 on or before August 12, 1998. Until the note is repaid in full, the Company is obligated to invest $1,500,000 each year in IPR. In addition, the Company and Clal agreed to modify certain terms of Clal's investment in the Company, including the surrender by Clal of the Warrants in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock for nominal cash consideration.

     As of December 12, 1997, Clal beneficially owned, to the Company's knowledge, 2,313,272 shares of Common Stock. Of such shares, 100,000 were purchased from Mr. Sawyer at a price of $7.125 per share on June 3, 1996.

     Prior to becoming an officer of Par in May 1997, Mr. Gokkes served as a consultant to Par, during which time he was an employee of Clal. The Company reimbursed Clal $115,000 in fiscal year 1997 for Mr. Gokkes' wages and expenses during that period.

     Investment in Fine-Tech. Under the Stock Purchase Agreement, the Company obtained the right to participate with Clal and certain of its affiliates in connection with pharmaceutical acquisitions and transactions. In December 1995, the Company paid $1,000,000 to purchase 10% of the shares of Fine-Tech, an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest. In addition, the Company obtained the exclusive right to purchase products not commonly sold in North America, South America and the Caribbean. In June 1997, the Company sold all of the shares of Fine-Tech for approximately $447,000 and terminated its exclusive purchase rights.

        The foregoing descriptions of certain terms of the Stock Purchase Agreement, the Warrants, the Registration Rights Agreement and the amendments thereto do not purport to be complete and are qualified in their entirety by reference to such documents, copies of which were filed as exhibits to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 12, 1995 or are filed as exhibits to this Report on Form 10-K.

     Transactions with Officers and Directors. At various times during fiscal years 1996 and 1997, the Company made unsecured loans to Mr. Sawyer. Such loans currently are evidenced by a single promissory note, which bears interest at the rate of 8.25% per annum. Interest and principal are due on the earlier of August 14, 2002, or the termination of Mr. Sawyer's employment with the Company. As of December 19, 1997, the outstanding balance of the note, with interest, was approximately $372,000.

     The Company believes that all of the above transactions were on terms that were fair and reasonable to the Company.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

  (a)(1)&(2)  Financial Statements.

     See Index to Financial Statements after Signature Page.

  (a)(3)      Exhibits.

    3.1       Certificate of Incorporation of the Registrant. (1)

    3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 6, 1992. (2)

    3.2       By-Laws of the Registrant, as amended and restated. (3)

    4 Rights Agreement, dated August 6, 1991, between the Registrant and Midlantic National Bank, as Rights Agent. (4)

    4.1 Amendment to Rights Agreement between the Registrant and Midlantic National Bank, as Rights Agent, dated as of April 27, 1992. (3)

    4.2 Amendment to Rights Agreement, dated as of March 24, 1995, between the Registrant and Midlantic National Bank, as Rights Agent.

    4.3 Amendment to Rights Agreement, dated as of September 18, 1997, between the Registrant and First City Transfer Company, as Rights Agent.

    10.1      1983 Stock Option Plan of the Registrant, as amended. (5)

    10.2      1986 Stock Option Plan of the Registrant, as amended. (5)

    10.3      1989 Directors' Stock Option Plan of the Registrant, as amended.
              (6)

    10.4      1989 Employee Stock Purchase Program of the Registrant. (7)

    10.5      1990 Stock Incentive Plan of the Registrant, as amended.

    10.6      Form of Retirement Plan of Par. (8)

    10.6.1    First Amendment to Par's Retirement Plan, dated October 26, 1984.
              (9)

    10.7      Form of Retirement Savings Plan of Par. (8)

    10.7.1    Amendment to Par's Retirement Savings Plan, dated July 26, 1984.
              (10)

    10.7.2 Amendment to Par's Retirement Savings Plan, dated November 1, 1984. (10)

    10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (10)

    10.8      Par Pension Plan, effective October 1, 1984. (1)

    10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (10)

    10.10 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor.

    10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983. (12)

    10.12 Lease Agreement, dated as of January 1, 1993, between Par and Ramapo Corporate Park Associates. (13)

    10.13 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par and Ramapo Corporate Park Associates.

    10.14 Amended and Restated Distribution Agreement, dated as of July 28, 1997, among Sano Corporation, the Registrant and Par./*/

    10.15 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

    10.15.1   Mortgage Loan Note, dated May 4, 1994. (15)

    10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

    10.16     1995 Directors Stock Option Plan. (16)

    10.17 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

    10.18 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd.
              (17)

    10.19 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

    10.20 Non-Recourse Secured Promissory Note, July 28, 1997, of PRI Research, Inc.

    10.21 Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Registrant and Clal Pharmaceutical Industries Ltd.

    10.22 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (18)

    10.23 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (18)

    10.24 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (18)

    10.25 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation. (19)

    10.26 First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par and General Electric Capital Corporation. (20)

    10.27 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation.

    11        Computation of per share data.

    21        Subsidiaries of the Registrant.

    23        Consent of Arthur Andersen LLP.

    27        Financial Data Schedule.

    (a)(4) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended September 30, 1997.
__________________________________________

    (1) Previously filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for 1991 and incorporated herein by reference.

    (2) Previously filed with the Commission as an exhibit to the Registrant's Statement on Form 8-A (Commission File No. 0-20834) filed on November 10, 1992 and incorporated herein by reference.

    (3) Previously filed with the Commission as an exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B filed on May 15, 1992 and incorporated herein by reference.

    (4) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 8-B dated August 6, 1991 and incorporated herein by reference.

    (5) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

    (6) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

    (7) Previously filed with the Commission as an exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

    (8) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 2-86614) and incorporated herein by reference.

    (9) Previously filed with the Commission as an Exhibit to Par's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

    (10) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 33-4533) and incorporated herein by reference.

    (11) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

    (12) Previously filed with the Commission as an exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.


    (13) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference.

    (14)      Intentionally omitted.

    (15) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

    (16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1995 and incorporated herein by reference.

    (17) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated May 2, 1995 and incorporated herein by reference.

    (18) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

    (19) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

    (20) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

* Certain portions of Exhibit 10.14 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 1997               PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                                      (REGISTRANT)

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

     SIGNATURE                        TITLE                          DATE
     ---------                        -----                          ----

/s/ Kenneth I. Sawyer     President, Chief Executive Officer,  December 19, 1997
------------------------  and Chairman of the Board of
Kenneth I. Sawyer         Directors


/s/ Dennis J. O'Connor    Vice President, Chief Financial      December 19, 1997
------------------------  Officer and Secretary (Principal
Dennis J. O'Connor        Accounting and Financial Officer)


/s/ Mark Auerbach         Director                             December 19, 1997
------------------------
Mark Auerbach


/s/ Andrew Maguire        Director                             December 19, 1997
------------------------
Andrew Maguire


/s/ H. Spencer Matthews   Director                             December 19, 1997
------------------------
H. Spencer Matthews


/s/ Robin O. Motz         Director                             December 19, 1997
------------------------
Robin O. Motz


/s/ Melvin Van Woert      Director                             December 19, 1997
------------------------
Melvin Van Woert

                         PHARMACEUTICAL RESOURCES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                      FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997


                                                                      PAGE
                                                                      ----
INCLUDED IN PART II:
-------------------

  Report of Independent Public Accountants                            F-2

  Consolidated Balance Sheets at September 30, 1997 and
  September 30, 1996                                                  F-3

  Consolidated Statements of Operations and Retained Earnings
  (Deficit) for the years ended September 30, 1997, September
  30, 1996 and September 30, 1995                                     F-4

  Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, September 30, 1996 and September 30, 1995       F-5

  Notes to Consolidated Financial Statements                    F-6 through F-18


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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


/s/ ARTHUR ANDERSEN LLP


New York, New York
November 25, 1997

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,  SEPTEMBER 30,
                        ASSETS                                                1997           1996
                        ------                                            --------------  -------------
Current assets:
Cash and cash equivalents                                                 $    181,000   $   299,000
Temporary investments                                                           15,000       158,000
Accounts receivable, net of allowances of $5,109,000
  and $2,643,000                                                            11,414,000     7,645,000
Inventories                                                                 13,239,000    19,352,000
Prepaid expenses and other current assets                                    3,306,000     3,894,000
                                                                          ------------   -----------
  Total current assets                                                      28,155,000    31,348,000
Property, plant and equipment, at cost less
  accumulated depreciation and amortization                                 27,832,000    26,068,000
Deferred charges and other assets                                            2,102,000     1,222,000
Investment in marketable securities                                                  -     8,672,000
Investment in joint venture                                                          -     3,028,000
Non-current deferred tax benefit, net                                       14,608,000    14,608,000
                                                                          ------------   -----------
  Total Assets                                                            $ 72,697,000   $84,946,000
                                                                          ============   ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
Current portion of long-term debt                                         $    218,000   $ 2,142,000
Short-term debt                                                              3,947,000             -
Accounts payable                                                             5,120,000     4,163,000
Accrued salaries and employee benefits                                       1,755,000     3,299,000
Accrued expenses and other current liabilities                               1,156,000     1,028,000
                                                                          ------------   -----------
  Total current liabilities                                                 12,196,000    10,632,000
Long-term debt, less current portion                                         2,651,000     2,971,000
Accrued pension liability                                                      582,000       719,000
Shareholders' equity:
Common Stock, par value $.01 per share; authorized 60,000,000 shares;
  issued and outstanding 18,874,216 and 18,661,869 shares                      189,000       187,000
Additional paid in capital                                                  67,520,000    67,081,000
Accumulated deficit                                                        (10,410,000)   (1,509,000)
Additional minimum liability related to defined benefit pension plan           (31,000)     (117,000)
Unrealized gain on investment                                                        -     4,982,000
                                                                          ------------   -----------
  Total shareholders' equity                                                57,268,000    70,624,000
                                                                          ------------   -----------
  Total liabilities and shareholders' equity                              $ 72,697,000   $84,946,000
                                                                          ============   ===========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)


                                                                    YEAR ENDED
                                                  ----------------------------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1997            1996            1995
                                                  --------------  --------------  --------------
Net sales                                          $ 53,172,000    $ 57,959,000     $66,503,000
Cost of goods sold                                   49,740,000      48,299,000      45,514,000
                                                   ------------    ------------     -----------
   Gross margin                                       3,432,000       9,660,000      20,989,000
Operating expenses:
 Research and development                             5,843,000       5,160,000       5,487,000
 Selling, general and administrative                 12,461,000      17,168,000      16,192,000
 Restructuring charge                                         -         549,000               -
                                                   ------------    ------------     -----------
   Total operating expenses                          18,304,000      22,877,000      21,679,000
                                                   ------------    ------------     -----------
   Operating loss                                   (14,872,000)    (13,217,000)       (690,000)
Settlements                                                   -               -       2,029,000
Other income                                          6,968,000       2,557,000         608,000
Interest expense                                       (587,000)       (432,000)       (499,000)
                                                   ------------    ------------     -----------
Income (loss) from continuing operations
 before provision for income taxes                   (8,491,000)    (11,092,000)      1,448,000
Provision for income taxes                              410,000               -         836,000
                                                   ------------    ------------     -----------
Income (loss) from continuing operations             (8,901,000)    (11,092,000)        612,000
Income from discontinued operations                           -       2,800,000               -
                                                   ------------    ------------     -----------
NET INCOME (LOSS)                                    (8,901,000)     (8,292,000)        612,000
Dividend on preferred stock                                   -               -           7,000
Retained earnings (deficit), beginning of year       (1,509,000)      6,783,000       6,164,000
                                                   ------------    ------------     -----------
Retained earnings (deficit), end of year           $(10,410,000)   $ (1,509,000)    $ 6,783,000
                                                   ============    ============     ===========
Income (loss) per share of common stock:
 Continuing operations                                    $(.48)          $(.60)           $.04
 Discontinued operations                                      -             .15               -
                                                          -----           -----            ----

 NET INCOME (LOSS)                                        $(.48)          $(.45)           $.04
                                                          =====           =====            ====

Weighted average number of common and
 common equivalent shares outstanding                18,681,017      18,467,248      17,143,381
                                                   ============    ============     ===========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                          ----------------------------------------------
                                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               1997            1996            1995
                                                          --------------  --------------  --------------
Cash flows from operating activities:
 Net income (loss)                                          $(8,901,000)   $ (8,292,000)    $   612,000
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Common stock for research and development expense                  -               -         150,000
   Payment of tax audit settlement                                    -               -        (995,000)
   Income from discontinued operations                                -      (2,800,000)              -
   Restructuring charge                                               -         549,000               -
   Gain on sale of investments                               (2,880,000)     (1,859,000)              -
   Gain on sale of fixed assets                                (100,000)        (53,000)        (52,000)
   Joint venture research and development                       773,000         499,000               -
   Provision for income taxes                                         -               -         836,000
   Depreciation and amortization                              2,758,000       2,873,000       2,588,000
   Allowances against accounts receivable                    (2,466,000)     (1,055,000)     (1,180,000)
   Write-off of inventories                                   1,630,000       1,395,000       2,203,000
   Other                                                              -         158,000               -

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                (1,303,000)      2,421,000       1,516,000
   Decrease (increase) in inventories                         4,483,000      (5,383,000)     (1,215,000)
   Decrease (increase) in prepaid expenses
     and other assets                                           533,000      (1,431,000)       (899,000)
   Increase (decrease) in accounts payable                      732,000      (2,398,000)        822,000
   (Decrease) increase in accrued expenses
     and other liabilities                                   (1,467,000)        625,000        (734,000)
                                                             ----------     -----------       ---------
  Net cash (used in) provided by operating activities        (6,208,000)    (14,751,000)      3,652,000
Cash flows from investing activities:
 Capital expenditures                                        (1,049,000)     (4,746,000)     (3,975,000)
 Proceeds from sale of fixed assets                             477,000         293,000         106,000
 Investment in joint venture                                          -      (1,470,000)     (2,037,000)
 Acquisition of businesses net of cash acquired                (311,000)              -               -
 Decrease (increase) in marketable securities                 6,570,000       1,669,000      (2,520,000)
 Decrease (increase) in temporary investments                   143,000         113,000         (95,000)
                                                              ---------      ----------      ----------
   Net cash provided by (used in) investing activities        5,830,000      (4,141,000)     (8,521,000)
Cash flows from financing activities:
 Proceeds from issuance of common stock                          72,000       1,826,000      21,661,000
 Net proceeds from revolving credit line, proceeds
  from issuance of notes payable and other debt               3,947,000       4,843,000       2,315,000
 Principal payments under long-term debt
  and other borrowings                                       (3,759,000)     (5,459,000)     (3,946,000)
 Payments due to stock conversion                                     -          (5,000)              -
 Preferred dividends paid                                             -               -        (305,000)
                                                             ----------      ----------       ---------
  Net cash provided by financing activities                     260,000       1,205,000      19,725,000
Net (decrease) increase in cash and cash equivalents           (118,000)    (17,687,000)     14,856,000
Cash and cash equivalents at beginning of year                  299,000      17,986,000       3,130,000
                                                            -----------    ------------     -----------
Cash and cash equivalents at end of year                    $   181,000    $    299,000     $17,986,000
                                                            ===========    ============     ===========

Supplemental disclosure of cash flow information
Non-cash investing activities:
 Assets assumed in the acquisition of business              $ 4,233,000               -               -
 Liabilities assumed in the acquisition of business             240,000               -               -

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


   Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), with one product in the semi-solid form of a cream.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

   The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, of which Par Pharmaceutical, Inc. ("Par") is its principal operating subsidiary. References herein to the "Company" refer to PRI and its subsidiaries. In August 1997, the Company purchased the 51% ownership interest of Clal Pharmaceutical Industries Ltd. ("Clal") in its research and development joint venture, located in Israel, in which PRI had previously owned 49%. The acquisition was accounted for as a purchase and the consolidated financial statements include the operating results from the date of acquisition. The consolidated balance sheet at September 30, 1997 reflects the allocation of the purchase price at the date of acquisition. Prior to acquisition the investment in the joint venture was accounted for by the equity method.

   Certain items on the consolidated financial statements for the prior years have been reclassified to conform to the current year financial statement presentation.

 Use of Estimates:

   The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

 Accounting Period:

   In fiscal 1996, the Company changed its fiscal year end from the Saturday nearest to September 30 to September 30. This change had no material impact on the fiscal 1996 year end results.

 Inventories:

   Inventories are stated at the lower of cost (first-in, first-out basis) or market value.

 Depreciation and Amortization:

   Property, plant and equipment are depreciated straight-line over their estimated useful lives which range from three to forty years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

 Research and Development:

   Research and development expenses represent costs incurred by the Company to develop new products and obtain premarketing regulatory approval for such products. All such costs are expensed as incurred.

 Income Taxes:

   Deferred income taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Business tax credits and net operating loss carryforwards are recognized to the extent that the ultimate realization of such benefit is more likely than not.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


 Revenue Recognition:

   The Company recognizes revenue at the time product is shipped and it provides for returns and allowances based upon actual subsequent allowances and historical trends.

 Per Share Data:

   Per share data is based upon the weighted average number of common shares and equivalents outstanding. For purposes of per share data, the Series A Convertible Preferred Stock was considered to be a Common Stock equivalent. The dilutive effect of outstanding options and warrants is computed using the "treasury stock" method. Fully dilutive has not been presented because it is not materially different from primary amounts.

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For fiscal 1997, SFAS 128 would not have had an impact on reported earnings per share.

Cash Equivalents:

   For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents. At September 30, 1997, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

 Fair Value of Financial Instruments:

   The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities and debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

 Concentration of Credit Risk:

   Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, distributors, repackagers and retail drug store chains. The risk associated with this concentration is believed by the Company to be limited due to the number of wholesalers, distributors, repackagers and drug store chains, their geographic dispersion and the performance of certain credit evaluation procedures (see "Accounts Receivable-Major Customers").

ACQUISITION OF JOINT VENTURE:

   In May 1995, the Company and Clal formed a limited partnership located in Israel and organized under the laws of the State of Israel, to develop, manufacture and distribute generic pharmaceutical products worldwide. In August 1997, the Company acquired Clal's 51% ownership interest in the joint venture in which PRI previously had owned 49%. The joint venture was renamed Israel Pharmaceutical Resources L.P. ("IPR"). The Company, through one of its subsidiaries, acquired Clal's ownership interest for $447,000 in cash obtained from the sale of its holdings in Fine-Tech Ltd. ("Fine-Tech"), an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest, and a non-recourse secured promissory note for $1,500,000 due in January 2003. The Company has the unconditional option to prepay the note for $600,000 by August 12, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. PRI may relocate part of IPR's operations to the United States. In addition, the Company and Clal agreed to modify certain terms of Clal's investment in the Company, including the surrender by Clal of warrants to purchase approximately 2,005,000 shares of Common Stock of the Company in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock for nominal consideration. At September 30, 1997, Clal owned approximately 12% of PRI's outstanding Common Stock.



   IPR assets included cash, equipment, formulation and research on products currently under development, all future rights to potential revenues and profits and all international marketing and distribution rights of products

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


developed by IPR. The estimated fair market value of the assets and liabilities of IPR at acquisition were as follows (in thousands):


           ASSETS:
               Cash and cash equivalents                 $  407
               Current assets                                79
                                                         ------
                                                            486

               Property, plant and equipment (net)        4,154

           LIABILITIES:
               Accounts payable and accrued expenses     $  225
               Long term liability                           15


DISCONTINUED OPERATIONS:

   In September 1996, the Company recorded $2,800,000 as income from discontinued operations, reversing the remaining reserves of Quad
Pharmaceuticals, Inc., a wholly owned subsidiary of Par whose operations were discontinued in fiscal 1991. The income from discontinued operations does not reflect any tax effect.

SETTLEMENTS:

   In fiscal 1995, the Company settled claims against former management members of the Company for recovery of, among other things, salaries and money paid for indemnification. The total amount of the settlement was $2,029,000, which was collected between February and April of 1995.


ACCOUNTS RECEIVABLE:
                             1997     1996
                            -------  -------
                             (In Thousands)
 Accounts receivable        $16,523  $10,288
                            -------  -------

 Allowances:
  Doubtful accounts             685      694
  Returns and allowances        544      251
  Price adjustments           3,880    1,698
                            -------  -------
                              5.109    2,643
                            -------  -------
 Accounts receivable,
  net of allowances         $11,414  $ 7,645
                            =======  =======


 Major Customers:

   Three of the Company's customers accounted for approximately 16%, 11% and 10% of net sales in fiscal 1997, 7%, 7% and 11% of net sales in fiscal 1996, and 5%, 3% and 6% of net sales in fiscal 1995.

   At September 30, 1997, amounts due from these same three customers accounted for approximately 10%, 26% and 12% of the net accounts receivable balance. At September 30, 1996, the amounts due from these same three customers accounted for approximately 6%, 16% and 23% of the net accounts receivable balance.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


INVENTORIES:
                                        1997     1996
                                       -------  -------
                                        (In Thousands)
 Raw materials and supplies            $ 6,439  $11,130
 Work in process and finished goods      6,800    8,222
                                       -------  -------
                                       $13,239  $19,352
                                       =======  =======

INVESTMENTS:

   As part of a 1994 distribution agreement with Sano Corporation ("Sano), the Company invested $3,500,000 in the preferred stock of Sano in the prior years (see "--Distribution Agreements"). In November 1995, Sano sold common stock through an initial public offering and the Company's preferred stock converted into 513,887 shares of common stock. In fiscal 1996, the Company sold 135,000 shares of its Sano stock resulting in a gain of $1,859,000. In fiscal 1997, the Company sold the remaining 378,887 shares of the stock resulting in a gain of $3,433,000 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Other Income"). The investment was classified as an "available for sale security" pursuant to SFAS No. 115. This standard requires that certain investments in debt and equity securities be adjusted to fair market value at the end of each accounting period and unrealized gains or losses recorded as a separate component of shareholders' equity. In accordance with SFAS No. 115, the investment was carried at its fair market value on September 30, 1996 of $20 1/4 per share, or $7,672,000, and the unrealized gain on the investment of $4,982,000 was reflected as a separate component in shareholders' equity.

   The Company has advanced $2,258,000, $2,942,000 and $1,429,000 in fiscal 1997, 1996 and 1995, respectively, to Sano as funding for the research and development costs of the generic transdermal products. Due to the uncertainty with respect to the collectability of such advances, the Company has expensed them and will treat them as a reduction of research and development expense if repaid. In November 1995, the Company received $1,500,000 from the proceeds of Sano's initial public offering in repayment of a portion of total advances outstanding from the Company. The Company has reflected this as a reduction of research and development expense in fiscal 1996. Pursuant to an amendment to the Sano distribution agreement in which the Company ceded certain distribution rights, the Company has recorded $3,900,000 in other income in fiscal 1997 (see "--Distribution Agreements").

   In December 1995, the Company purchased a 10% interest in Fine-Tech, an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest, for $1,000,000. In addition, the Company obtained certain exclusive rights to purchase products from Fine-Tech not commonly sold in North America, South America or the Caribbean. In June 1997, the Company sold all the shares of Fine-Tech for $447,000 and recorded a loss on the sale in the current period. During fiscal 1997, the Company did not purchase raw materials from Fine-Tech compared to approximately $1,500,000 of raw materials purchased in fiscal 1996.


PROPERTY, PLANT AND EQUIPMENT:
                                              1997     1996
                                             -------  -------
                                              (In Thousands)
 Land                                        $ 2,230  $ 2,230
 Buildings                                    18,509   17,237
 Machinery and equipment                      16,810   20,532
 Office equipment, furniture and fixtures      3,838    5,863
 Leasehold improvements                        4,297      944
                                             -------  -------
                                              45,684   46,806
 Less accumulated depreciation
  and amortization                            17,852   20,738
                                             -------  -------
                                             $27,832  $26,068
                                             =======  =======

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


DISTRIBUTION AGREEMENTS:

   In April, 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and Par agreed to phase out its manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. The Company began selling drugs manufactured by BASF and BASF transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997 and the agreement became fully implemented in August 1997.

   The Company has a distribution agreement with Sano which gives Par the right to exclusively distribute three of Sano's generic transdermal products in the United States. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. The Company amended its 1994 distribution agreement in July 1997 ceding its distribution rights to three products for which submissions have not yet been filed with the U.S. Food and Drug Administration ("FDA"), while retaining exclusive United States distribution rights to three products, a nicotine transdermal patch and two nitroglycerin transdermal patches. In addition, PRI released distribution rights outside the United States for the retained products. In return for relinquishing the rights described above, PRI received in July 1997 $1,950,000 in cash and an interest bearing promissory note for $1,950,000 which will be due in September 1998. PRI has also retained the rights to recover up to $1,500,000 of certain of its prior payments to Sano from the gross profits earned on sales of two of the retained products. The Company intends to purchase manufactured products from Sano, when approved by the FDA, at cost and share in the gross profits from the sale.


SHORT-TERM DEBT:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of September 30, 1997, the borrowing base was approximately $10,900,000 and $3,947,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity.


LONG-TERM DEBT:

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


  At September 30, 1997, the Company's long-term debt of $2,869,000 consisted primarily of a non-recourse promissory note secured by the 51% interest in IPR purchased from Clal (see "--Acquisition of Joint Venture") and a mortgage loan, secured by the assets of the Company. At September 30, 1997, the Company had also borrowed $167,000 under a line of credit. The interest rate is based on the prime rate plus a premium and the line of credit is collateralized by the equipment purchased.

                         1997   1996
                        ------  -----
                        (In Thousands)
Term loans (a)          $1,117  4,683
Promissory note (b)      1,500      -
Other (c)                  252    430
                        ------ ------
                         2,869  5,113
Less current portion       218  2,142
                        ------ ------
                        $2,651 $2,971
                        ====== ======

  (a) Mortgage loan with a fixed rate of 8.5% until May 1999, at which time the fixed rate will be reset, paid in monthly installments until May 2001 when the remaining balance of $877,000 becomes due. Two additional loans in fiscal 1996 were paid in full pursuant to the Loan Agreement with GECC (see "--Short-Term Debt").

  (b) Non-recourse secured promissory note bearing interest at 7%. The first installment is due in July 1999, with the remaining seven installments due each January and July through and including January 2003. The Company has the unconditional option to prepay the note for $600,000 on or before August 12, 1998.

  (c) Includes amount outstanding under line of credit with interest based upon prime rate in effect at the time of borrowing, with a minimum of 1/2 of 1% per annum premium which increases based upon the length of time the loan is outstanding. Also includes amounts due under a capital lease.

  Long-term debt maturities during the next five years, including the portion classified as current, are $218,000 in 1998, $356,000 in 1999, $442,000 in 2000,
$1,291,000 in 2001, $375,000 in 2002 and $187,000 thereafter.

  During the fiscal 1997, 1996 and 1995, the Company incurred total interest expense of $587,000, $432,000, and $499,000, respectively. Interest paid approximated interest expense in each of the years.

SHAREHOLDERS' EQUITY:

 Preferred Stock:

     In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion or other rights as the Board of Directors may determine at the time of issuance.

  Pursuant to a settlement of shareholder litigation reached in 1991, 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") had been issued in 1992. In fiscal 1995, the Company converted each remaining outstanding share of Preferred Stock into 1.1 shares of Common Stock for an aggregate of 1,055,815 shares of Common Stock.



 Common Stock:

  In May 1995, the Company sold 2,027,272 shares of Common Stock for $20,000,000 ($9.87 per share) to Clal as part of a strategic alliance and formation of a research and development joint venture with Clal. Clal also

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


received two three-year warrants to purchase up to 2,005,107 shares of Common Stock at prices between $11 and $12 per share. In connection with the acquisition of Clal's interest in IPR by the Company in August 1997, the Company and Clal agreed to modify certain terms of Clal's investment in the Company, including the surrender by Clal of the warrants in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock (see "--Acquisition of Joint Venture"). In fiscal 1996, Clal purchased an additional 100,000 shares of the Company's Common Stock from a third party. At September 30, 1997, Clal owned approximately 12% of the Company's outstanding Common Stock.

 Dividend:

  The fiscal 1994 dividend on Preferred Stock was paid in February 1995. There was no dividend on Common Stock in fiscal 1995, 1996 or 1997.

Changes in Shareholders' Equity:

  Changes in the Company's Common Stock, Preferred Stock and Additional Paid in Capital accounts during fiscal 1995, 1996 and 1997 were as follows:

                                         Series A Convertible                             Additional
                                           Preferred Stock             Common Stock        Paid In
                                       Shares          Amount        Shares     Amount     Capital
                                  ----------------  -------------  ----------  --------  ------------
Balance, October 1, 1994                1,058,400        $ 1,000   14,482,632  $145,000  $43,066,000
Exercise of stock options                       -              -      424,750     4,000    2,247,000
Exercise of warrants                            -              -       45,000         -      270,000
Investment shares issued                        -              -    2,042,272    21,000   19,139,000
Conversion of preferred shares         (1,058,400)        (1,000)   1,153,647    12,000      (32,000)
Compensatory arrangements                       -              -       20,324         -      586,000
                                  ---------------   ------------   ----------  --------  -----------
Balance, September 30, 1995                     -              -   18,168,625   182,000   65,276,000
Exercise of stock options                       -              -      470,000     5,000    1,017,000
Investment shares issued                        -              -            -         -      (12,000)
Conversion of preferred shares                  -              -            -         -       (5,000)
Compensatory arrangements                       -              -       23,244         -      805,000
                                  ---------------   ------------   ----------  --------  -----------
Balance, September 30, 1996                     -              -   18,661,869   187,000   67,081,000
Investment shares issued                        -              -      186,000     2,000      370,000
Compensatory arrangements                       -              -       26,347         -       69,000
                                  ---------------   ------------   ----------  --------  -----------
Balance, September 30, 1997                     -              -   18,874,216  $189,000  $67,520,000
                                  ===============   ============   ==========  ========  ===========

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

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 26,347 shares, 23,244 shares and 18,074 shares during fiscal 1997, 1996 and 1995, respectively. At September 30, 1997, 890,944 shares remain available for sale under the Program.

Stock Options:
   The following is a summary of stock option activity during fiscal 1997, 1996 and 1995:


                                            1997                   1996                 1995
                                    ---------------------  -------------------- ---------------------
                                                Price Per             Price Per             Price Per
                                      Shares     Share      Shares     Share      Shares      Share
                                    ----------  --------  ----------  --------  ----------  ---------
Outstanding at beginning of year    2,013,750   $3.13 to  2,357,750   $2.63 to  2,533,500    $2.63 to
                                                $13.88                  $14.13                 $14.13
Granted                               313,900   $2.13 to    210,500   $7.00 to    289,500    $8.50 to
                                                $3.38                    $7.38                 $10.63
Exercised                                   -          -   (470,000)  $3.50 to   (424,750)   $2.63 to
                                                       -                 $7.00                 $10.50
Cancelled/Surrendered                (576,250)  $6.25 to    (84,500)  $2.63 to    (40,500)   $7.38 to
                                    ---------   $13.88    ---------   $14.13    ---------      $14.13
Outstanding at end of year          1,751,400   $2.13 to  2,013,750   $3.13 to  2,357,750    $2.63 to
                                    =========             =========             =========
                                                $10.63                  $13.88                 $14.13

   Shareholders approved the 1995 Directors' Stock Option Plan (the "1995 Directors' Plan") through which options will be awarded to future non-employee directors upon the date elected to the Board. Current directors are not eligible for awards under the 1995 Directors' Plan. The Company has reserved 100,000 shares of Common Stock for issuance under the 1995 Directors' Plan.

   The Company's 1990 Stock Incentive Plan (the "1990 Plan") provides for the granting of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards or any combination thereof to employees of the Company or to others. The Company has reserved 2,800,000 shares of Common Stock for issuance under the 1990 Plan.

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

   The Company's 1986 Stock Option Plan provides that options may be granted to employees of the Company or to others for the purchase of up to 900,000 shares of the Company's Common Stock. Options granted under the Plan may be incentive stock options or nonqualified options. The Company may not grant further options under this Plan.

   At September 30, 1997 and September 30, 1996, options for 1,120,850 and 388,000 shares, respectively, were available for future grant under the various stock option plans.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997

   In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted the disclosure provisions of SFAS 123 in 1997, but opted to remain under the expense recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock option plans. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the disclosure method required for 1997 in accordance with SFAS 123, the Company's net loss for 1997 and 1996 would have increased to the pro forma amounts shown below:


                             1997             1996
                             ----             ----
  Net loss:                      (In Thousands)
     As reported            $(8,901)        $(8,292)
     Pro forma              $(9,076)        $(8,568)

   Net loss per share:
     As reported            $  (.48)        $  (.45)
     Pro forma              $  (.49)        $  (.46)

   The weighted average fair value of options granted in 1997 and 1996 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                 1997        1996
                                 ----        ----
   Risk free interest rate       6.3%        6.0%
   Expected term               5.0 years   3.4 years
   Expected volatility          64.1%       64.1%

   No dividend will be paid for the entire term of the option.

INCOME TAXES:

   In February 1992, the FASB issued SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), which required the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 required the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000 which were reflected as the cumulative effect of a change in accounting principle in fiscal 1994.

   Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either fiscal 1997 or 1996. Based on recent events including the Supply Agreement with BASF, cost reductions and process improvements, and a commitment to research and development of new products management believes that its valuation allowance is adequate. However, there can be no assurance that the Company will generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. At September 30, 1997, the Company had NOL carryforwards for tax purposes of approximately $56,000,000 that expire in September 2006 through September 2012.

   The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit in prior periods with respect to certain research and development credits.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


   The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                     September 30,   September 30,
                                          1997            1996
                                     -------------   -------------
Deferred assets:                            (In Thousands)
Federal NOL carryforwards                  $19,250         $17,598
Accounts receivable                          2,044           1,058
Accrued expenses                               448             830
Research and development expenses              637           1,194
Inventory                                      463             302
State tax NOL                                2,192           1,603
Taxes payable to the IRS                         -             171
Other                                          629             630
                                           -------         -------
                                            25,663          23,386
Valuation allowance                         (8,308)         (5,978)
                                           -------         -------
                                            17,355          17,408
Deferred liabilities:
Fixed assets                                 2,747           2,800
                                           -------         -------
Net deferred assets                        $14,608         $14,608
                                           =======         =======

  Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of SFAS 109 and $434,000 was credited in fiscal 1995. A valuation allowance was recorded in fiscal 1996 and 1995 for an additional $683,000 and $558,000, respectively, related to stock option compensation which will be credited to equity upon utilization of tax carryforwards.

  The components of income tax expense are as follows:

                      1997      1995
                      ----      ----
                      (In Thousands)
  Federal:
     Current         $ 410     $1,769
     Deferred            -       (995)
                     -----     ------
                     $ 410     $  774
                     -----     ------
  State:
     Current             -         62
     Deferred            -          -
                     -----     ------
                         -         62
                     -----     ------
                     $ 410     $  836
                     =====     ======

  The table below provides the details of the differences between the provision for income taxes and the amount determined by multiplying income before income taxes by the applicable federal statutory rate:

                                         1997   1995
                                         -----  -----
     Statutory tax rate                     -     34%
     State tax - net                        -      6%
     Interest on IRS settlement - net       5%    18%
                                         ----   ----
     Effective tax rate                     5%    58%
                                         ====   ====

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

 Leases:
     At September 30, 1997, the Company had minimum rental commitments aggregating $2,674,000 under noncancelable operating leases expiring through 2004. Amounts payable thereunder are $615,000 in fiscal 1998, $375,000 in fiscal 1999, $311,000 in fiscal 2000, $314,000 in fiscal 2001, $319,000 in fiscal 2002, and $740,000 thereafter. Rent expense charged to operations in fiscal 1997, 1996 and 1995 was $932,000, $863,000, and $811,000, respectively.


 Retirement Plans:

     The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Plan. The Board of Directors of Par authorized the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan are no longer entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans and the defined benefit plan discussed below were $344,000 (reduced by $22,000 in forfeitures) in fiscal 1997, $729,000 in fiscal 1996 (reduced by $24,000 in forfeitures) and $1,107,000 in fiscal 1995 (reduced by $289,000 in forfeitures). In fiscal 1998, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

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

     Net pension expense for fiscal 1997, 1996 and 1995 included the following components:



                                                                       1997    1996    1995
                                                                      ------  ------  ------
                                                                          (In Thousands)
      Interest cost                                                   $ 135   $ 132   $ 129
      Actual return on assets                                          (167)    (71)   (200)
      Net amortization and deferral:
        Asset gain (loss)                                                58     (34)     77
        Amortization of initial unrecognized transition obligation       51      51      51
        Amortization of unrecognized net gain                             -       3       -
                                                                      -----   -----   -----
      Net pension expense                                             $  77   $  81   $  57
                                                                      =====   =====   =====


     The discount rate used to measure the projected benefit obligation for the Plan is 6.75%. The assumed long-term rate of return on plan assets in fiscal 1997 was 7%.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


     The Plan's funded status and the amounts recorded on the Company's consolidated balance sheets are as follows:

                                                                1997     1996
                                                               -------  -------
                                                                (In Thousands)
     Vested benefit obligations                                $1,961   $1,989
                                                               ======   ======
     Accumulated benefit obligations                           $1,961   $1,989
                                                               ======   ======
     Projected benefit obligations                             $1,961   $1,989
     Market value of assets                                     1,643    1,594
                                                               ------   ------
     Projected benefit obligation in excess of market value      (318)    (395)
     Unrecognized net obligation                                  551      602
     Unrecognized net loss                                         31      117
     Adjustment for minimum liability                            (582)    (719)
                                                               ------   ------
     Net recorded pension (liability)                          $ (318)  $ (395)

     In accordance with SFAS 87, the Company has recorded an additional minimum pension liability for underfunded plans of $582,000 in fiscal 1997 and $719,000 in fiscal 1996, representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of September 30, 1997, $31,000 of the excess minimum pension liability resulted in a charge to equity. As of September 30, 1996, the excess minimum liability was $117,000.

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

Restructuring and Cost Reductions:

     Primarily as a result of the Supply Agreement, the Company further reduced the work force during the third quarter of fiscal 1997 by approximately forty-five employees, primarily in manufacturing functions and a smaller number in administrative and product development positions (see "--Distribution Agreements"). The work force reduction included a layoff of employees at the end of June 1997 and the elimination of positions currently open. The Company established a provision for the work force reduction of $280,000 and subsequent charges are included in the fiscal 1997 operating results. The charge includes $231,000 for severance pay, employee benefits and out placement services and $49,000 in legal fees. The Company began implementing measures during the fourth quarter of fiscal 1996, which continued in fiscal 1997, in an effort to reduce costs and increase operating efficiencies. Such measures have provided for a reduction in the work force, changes in senior management, a reorganization of certain existing personnel and reductions in certain expenses.



     A provision of $549,000 was established for the cost of a restructuring during fiscal 1996 and the subsequent charge to expense was classified as "Restructuring charge" on the statement of operations. The charge

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                               SEPTEMBER 30, 1997


included $424,000 for severance pay, employee benefits, and out placement services and $125,000 in consulting and legal fees. The amount of actual termination benefits paid approximated the original provision and, consequently, no restructuring liability exists on the balance sheet at September 30, 1997.

Other Matters:

     During fiscal 1997, four of the Company's products accounted for approximately 59% of its net sales compared to 58% and 63%, respectively, of net sales in fiscal 1996 and 1995. One of such products contributed significantly to the sales and gross margin in all three periods. A competitor of the Company received FDA approval for this product in fiscal 1996 where, prior to that time, the Company had been the sole generic manufacturer. During the second half of calendar 1995, two generic pharmaceutical manufacturers received FDA approval for a product in which the Company had also been the sole generic manufacturer. These products, along with one other product, had historically accounted for a significant percentage of the Company's net sales and gross margin. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected.

                                                            SCHEDULE II
                         PHARMACEUTICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                            COLUMN B    COLUMN C    COLUMN D    COLUMN E
--------                            --------    --------    --------    --------
                                               ADDITIONS
                                   BALANCE AT  CHARGED TO                BALANCE
                                    BEGINNING  COSTS AND                AT END OF
DESCRIPTION                         OF PERIOD   EXPENSES   DEDUCTIONS    PERIOD
-----------                         ---------  ----------  -----------  ---------

Allowance for doubtful accounts:

 Year ended September 30, 1997       $694,000    $  3,000   12,000 (a)  $685,000

 Year ended September 30, 1996       $208,000    $486,000           -    $694,000

 Year ended September 30, 1995       $124,000    $108,000   24,000 (a)  $208,000

Allowance for returns and price adjustments:

 Year ended September 30, 1997    $1,949,000  $9,698,000   7,223,000 (b) $4,424,000

 Year ended September 30, 1996    $1,380,000  $5,886,000   5,317,000 (b) $1,949,000

 Year ended September 30, 1995    $2,644,000  $3,632,000   4,896,000 (b) $1,380,000

(a)  Write-off of uncollectible accounts.

(b)  Returns and allowances charged against allowance provided therefor.

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

    3.1   Certificate of Incorporation of the Registrant. (1)

    3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 6, 1992. (2)

    3.2   By-Laws of the Registrant, as amended and restated. (3)

    4 Rights Agreement, dated August 6, 1991, between the Registrant and Midlantic National Bank, as Rights Agent. (4)

    4.1 Amendment to Rights Agreement between the Registrant and Midlantic National Bank, as Rights Agent, dated as of April 27, 1992. (3)

    4.2 Amendment to Rights Agreement, dated as of March 24, 1995, between the Registrant and Midlantic National Bank, as Rights Agent.

    4.3 Amendment to Rights Agreement, dated as of September 18, 1997, between the Registrant and First City Transfer Company, as Rights Agent.

    10.1  1983 Stock Option Plan of the Registrant, as amended. (5)

    10.2  1986 Stock Option Plan of the Registrant, as amended. (5)

    10.3  1989 Directors' Stock Option Plan of the Registrant, as amended. (6)

    10.4  1989 Employee Stock Purchase Program of the Registrant. (7)

    10.5  1990 Stock Incentive Plan of the Registrant, as amended.

    10.6  Form of Retirement Plan of Par. (8)

    10.6.1  First Amendment to Par's Retirement Plan, dated October 26, 1984.
            (9)

    10.7  Form of Retirement Savings Plan of Par. (8)

    10.7.1  Amendment to Par's Retirement Savings Plan, dated July 26, 1984.
            (10)

    10.7.2  Amendment to Par's Retirement Savings Plan, dated November 1, 1984.
            (10)

    10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (10)

    10.8  Par Pension Plan, effective October 1, 1984. (1)

    10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (10)

    10.10 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor.

    10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983. (12)

    10.12 Lease Agreement, dated as of January 1, 1993, between Par and Ramapo Corporate Park Associates. (13)

    10.13 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par and Ramapo Corporate Park Associates.

    10.14 Amended and Restated Distribution Agreement, dated as of July 28, 1997, among Sano Corporation, the Registrant and Par./*/

    10.15 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

    10.15.1  Mortgage Loan Note, dated May 4, 1994. (15)

    10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

    10.16  1995 Directors Stock Option Plan. (16)

    10.17 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

    10.18 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

    10.19 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (17)

    10.20 Non-Recourse Secured Promissory Note, July 28, 1997, of PRI Research, Inc.

    10.21 Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Registrant and Clal Pharmaceutical Industries Ltd.

    10.22 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (18)

    10.23 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (18)

    10.24 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (18)

    10.25 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation. (19)

    10.26 First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par and General Electric Capital Corporation. (20)

    10.27 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation.

    11     Computation of per share data.

    21    Subsidiaries of the Registrant.

    23    Consent of Arthur Andersen LLP.

    27    Financial Data Schedule.
___________

    (1) Previously filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for 1991 and incorporated herein by reference.

    (2) Previously filed with the Commission as an exhibit to the Registrant's Statement on Form 8-A (Commission File No. 0-20834) filed on November 10, 1992 and incorporated herein by reference.

    (3) Previously filed with the Commission as an exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B filed on May 15, 1992 and incorporated herein by reference.

    (4) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 8-B dated August 6, 1991 and incorporated herein by reference.

    (5) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

    (6) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

    (7) Previously filed with the Commission as an exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

    (8) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 2-86614) and incorporated herein by reference.

    (9) Previously filed with the Commission as an Exhibit to Par's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

    (10) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 33-4533) and incorporated herein by reference.

    (11) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

    (12) Previously filed with the Commission as an exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (13) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference.

    (14)  Intentionally omitted.

    (15) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

    (16) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1995 and incorporated herein by reference.

    (17) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated May 2, 1995 and incorporated herein by reference.

    (18) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

    (19) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

    (20) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

* Certain portions of Exhibit 10.14 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.