Form 10-Q
period 1997-12-27
PHARMACEUTICAL RESOURCES INC
filed 1998-02-10
CIK 878088

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

                For the quarterly period ended December 27, 1997



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


                                   18,897,629
      Number of shares of Common Stock outstanding as of February 4, 1998.

         This is page 1 of 15 pages.  The exhibit index is on page 14.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                           DECEMBER 27,   SEPTEMBER 30,
                                 ASSETS                                        1997            1997
                                 ------                                    -------------  --------------
                                                                            (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents                                                    $     52        $    181
  Accounts receivable, net of allowances of
   $5,125 and $5,109                                                              7,968          11,414
  Inventories                                                                    16,450          13,239
  Prepaid expenses and other current assets                                       3,074           3,321
                                                                               --------        --------
    Total current assets                                                         27,544          28,155

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       27,422          27,832

Deferred charges and other assets                                                 2,702           2,102

Non-current deferred tax benefit, net                                            14,608          14,608
                                                                               --------        --------
   Total assets                                                                $ 72,276        $ 72,697
                                                                               ========        ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Current portion of long-term debt                                            $    215        $    218
  Short-term debt                                                                 6,915           3,947
  Accounts payable                                                                4,270           5,120
  Accrued salaries and employee benefits                                          1,420           1,755
  Accrued expenses and other current liabilities                                  1,115           1,156
                                                                               --------        --------
     Total current liabilities                                                   13,935          12,196

Long-term debt, less current portion                                              2,592           2,651

Accrued pension liability                                                           582             582

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,881,441 and 18,874,216 shares                         189             189
  Additional paid in capital                                                     67,531          67,520
  Accumulated deficit                                                           (12,522)        (10,410)
  Additional minimum liability related to defined benefit pension plan              (31)            (31)
                                                                                     --              --
    Total shareholders' equity                                                   55,167          57,268
                                                                               --------        --------
    Total liabilities and shareholders' equity                                 $ 72,276        $ 72,697
                                                                               ========        ========



       The accompanying notes are an integral part of these statements.

                                     --2--

                         PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                            DECEMBER 27,   DECEMBER 28,
                                                                1997           1996
                                                            -------------  -------------
Net sales                                                       $ 12,134        $12,470
Cost of goods sold
                                                                  10,630         11,238
 Gross margin                                                   --------        -------
                                                                   1,504          1,232

Operating expenses:
 Research and development                                            908            704
 Selling, general and administrative                               2,588          3,124
                                                                --------        -------
    Total operating expenses                                       3,496          3,828
                                                                --------        -------
    Operating loss                                                (1,992)        (2,596)
Other income                                                          75            109
Interest expense                                                    (195)           (82)
                                                                     ---             --
Loss before provision for income taxes                            (2,112)        (2,569)
Provision for income taxes                                             -            410
                                                                --------        -------
NET LOSS                                                          (2,112)        (2,979)
Accumulated deficit, beginning of period                         (10,410)        (1,509)
                                                                  ------          -----
Accumulated deficit, end of period                              $(12,522)       $(4,488)
                                                                  ======          =====

(1) BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK           $(.11)         $(.16)
                                                                     ===            ===
(1) Weighted average number of common and
       common equivalent shares outstanding                       18,878         18,664
                                                                ========        =======




(1) There was no effect of dilutive options in the three-month periods ended December 27, 1997 and December 28, 1996.



        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                   ----------------------------
                                                                   DECEMBER 27,   DECEMBER 28,
                                                                       1997           1996
                                                                   -------------  -------------

Cash flows from operating activities:
  Net loss                                                              $(2,112)       $(2,979)

  Adjustments to reconcile net loss to net
     cash used in operating activities:
    Joint venture research and development                                    -            148
    Depreciation and amortization                                           654            686
    Allowances against accounts receivable                                  (16)          (831)
    Write-off of inventories                                                293            333
    Gain on sale of marketable securities                                     -            (93)
    Loss on sale of fixed assets                                              2              3
  Changes in assets and liabilities:
    Decrease in accounts receivable                                        3,462            641
    Decrease (increase) in inventories                                    (3,504)           756
    Decrease (increase) in prepaid expenses and other assets                (350)         2,862
    Decrease in accounts payable                                            (850)        (1,137)
    Decrease in accrued expenses and other liabilities                      (376)         ( 726)
                                                                         -------        -------
      Net cash used in operating activities                               (2,797)          (337)
Cash flows from investing activities:
    Capital expenditures                                                    (285)          (269)
    Proceeds from sale of fixed assets                                        36             78
    Proceeds from sale of marketable securities                                -            135
                                                                         -------        -------
      Net cash used in investing activities                                 (249)           (56)
 Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                    11             14
    Net proceeds from revolving credit line and proceeds
     from issuance of other debt                                           2,968          3,624
    Principal payments under long-term debt and other borrowings             (62)        (3,544)
      Net cash provided by financing activities                            2,917             94

Net decrease in cash and cash equivalents                                   (129)          (299)
Cash and cash equivalents at beginning of period                             181        $   299
                                                                         -------        -------
Cash and cash equivalents at end of period                              $    52              -
                                                                         =======        =======




        The accompanying notes are an integral part of these statements.

                                     --4--

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 27, 1997
                                  (UNAUDITED)

   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and capsule), with one product in the semi-solid form of a cream and one product in the form of a transdermal patch.

BASIS OF PREPARATION:

   The accompanying financial statements at December 27, 1997 and for the three-month periods ended December 27, 1997 and December 28, 1996 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1997 was derived from the audited financial statements at such date.

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

ACQUISITION OF JOINT VENTURE:

   In August 1997, the Company acquired from Clal Pharmaceutical Industries Ltd. ("Clal") its 51% ownership interest in their research and development joint venture in which PRI previously had owned 49%. The Company and Clal had formed the joint venture, located in Israel and organized under the laws of the State of Israel, to develop, manufacture and distribute generic pharmaceutical products worldwide. The joint venture was renamed Israel Pharmaceutical Resources L.P. ("IPR"). The Company, through one of its subsidiaries, acquired Clal's ownership interest for $447,000 in cash obtained from the sale of its holdings in Fine-Tech Ltd. ("Fine-Tech"), an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest, and a non-recourse secured promissory note for $1,500,000 bearing interest at 7%. The note is payable in eight equal installments starting in July 1999, with the remaining seven payments due each January and July through and including January 2003. The Company has the unconditional option to prepay the note for $600,000 by August 12, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. PRI may relocate part of IPR's operations to the United States. In addition, the Company and Clal agreed to modify certain terms of Clal's investment in the Company, including the surrender by Clal of warrants to purchase approximately 2,005,000 shares of Common Stock of the Company in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock for nominal consideration. At December 27, 1997 Clal owned approximately 12% of PRI's outstanding Common Stock.

DISTRIBUTION AGREEMENTS:

   In April 1997, Par Pharmaceutical, Inc. ("Par"), the Company's operating subsidiary, entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. The Company began selling drugs manufactured by BASF and BASF transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997 and the agreement became fully implemented in August 1997.

                                     --5--

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               DECEMBER 27, 1997
                                  (UNAUDITED)


   The Company has a distribution agreement with Sano Corporation ("Sano") which gives Par the right to exclusively distribute three of Sano's generic products in the United States. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. The Company amended its 1994 distribution agreement in July 1997 ceding its distribution rights to three products for which submissions then had not yet been filed with the U.S. Food and Drug Administration ("FDA"), while retaining exclusive United States distribution rights to three products, a nicotine transdermal patch and two nitroglycerin transdermal patches. In addition, PRI released distribution rights outside the United States for the retained products. In return for relinquishing the rights described above, PRI received $1,950,000 in cash in July 1997 and an interest bearing promissory note for $1,950,000 which will be due in September 1998.
PRI has also retained the rights to recover up to $1,500,000 of certain of its prior payments to Sano from the gross profits earned on sales of two of the retained products. The Company intends to purchase manufactured products from Sano, when approved by the FDA, at cost and share in the gross profits from the sale.

   To date, Sano received FDA approval for its nicotine patch in October 1997 and awaits approval on two Abbreviated New Drug Applications ("ANDAs") for its nitroglycerin patches, all of which are covered under the agreement. The Company began selling the nicotine patch in January 1998.


SHORT-TERM DEBT:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of December 27, 1997, the borrowing base was approximately $8,600,000 and $6,915,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity.


INCOME TAXES:

   Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended December 27, 1997 or December 28, 1996. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of the Company's tax credit in prior periods with respect to certain research and development credits.

                                     --6--

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                               DECEMBER 27, 1997
                                  (UNAUDITED)

EARNINGS PER SHARE:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company has adopted the new accounting standard during the quarter ended December 27, 1997 and, accordingly, has presented or restated all earnings per share data to conform to the requirements of SFAS 128.

   Outstanding options and warrants of 1,996,250 for the current three-month period and 4,153,557 for the corresponding period of the prior year were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares of 1,873 from assumed conversions in prior years calculation were excluded from diluted earnings per share because they were antidilutive.

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

 Restructuring and Cost Reductions:

   The Company implemented measures beginning in the fourth quarter of fiscal 1996, which continued throughout fiscal 1997, to reduce costs and increase operating efficiencies. Such measures have provided for a reduction of the work force, changes in various senior management, a reorganization of certain existing personnel and reductions in certain expenses.

 Other Matters:

   The Company loaned to another generic drug manufacturer $500,000 through December 27, 1997 for working capital purposes. The loan, payable on February 27, 1998, bears interest at a rate of 10% per annum and is secured by certain assets of the generic drug manufacturer. In addition, through the date of this Form 10-Q, the Company provided the generic drug manufacturer an additional loan of $350,000. The Company and the generic drug manufacturer are discussing the terms of a distribution agreement. There can be no assurance that the Company will be successful in signing such an agreement or that the loan will be repaid in whole or in part.

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


RESULTS OF OPERATIONS

GENERAL

   The Company's operating loss was $1,992,000 for the three-month period ended December 27, 1997 compared to an operating loss of $2,596,000 for the three-month period ended December 28, 1996. The improvement of $604,000 was principally due to increased gross margins and lower selling, general and administrative expenses, as described below. If current sales and gross margin levels are not increased from sales of new distributed or manufactured products, the Company will continue to experience losses. As a result of the continuing losses, the Company is searching for strategic alternatives to strengthen its financial condition and product line while working on process improvements to reduce its current manufacturing costs.

   The continued price and profit margin erosion on certain of the Company's products reflects the continuing trend in the generic drug industry in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs. In response to these conditions, the Company has reduced operating costs and entered into several significant agreements, as described elsewhere in this Form 10-Q, which should enable the Company to better compete in the current environment (see "Notes to Financial Statements-Distribution Agreements" and "-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions").

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

                                     --8--

NET SALES

   Net sales for the three months ended December 27, 1997 of $12,134,000 decreased $336,000, or 3%, from sales of $12,470,000 for the corresponding period of the prior fiscal year. Manufactured products continued to experience decreased sales which resulted primarily from lower pricing and continuing decreases in volume of one of the Company's significant products, and to a lesser extent, two other significant products, partially offset by higher volumes of a lower margin product due to increased demand from two customers. The reductions in pricing and volume resulted from increased competition from other drug manufacturers. Net sales in the current fiscal quarter of two distributed products manufactured by BASF under the Supply Agreement experienced significant increases over the same period of the prior year helping to offset the decline in sales of certain manufactured products.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products,
(iv) introduction of new distributed products, and (v) the level of customer service.

GROSS MARGIN

   The Company's gross margin of $1,504,000 (12% of net sales) for the three months ended December 27, 1997 increased by $272,000 from $1,232,000 (10% of net sales) in the corresponding period of the prior fiscal year. The gross margin improvement is due to increased contributions from products manufactured by BASF under the Supply Agreement, higher volumes of a lower margin manufactured product together with more favorable raw material pricing, and decreased manufacturing costs. These improvements more than offset the lower selling prices and decreased volumes of certain significant manufactured products resulting from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products.

   Inventory write-offs, taken in the normal course of business, amounted to $293,000 for the three-month period ended December 27, 1997, reflecting an improvement over $333,000 in the corresponding period of the prior year. The inventory write-offs are related principally to the disposal of finished products due to short shelf life.

OPERATING EXPENSES
 Research and Development

   Research and development expenses for the three-month period ended December 27, 1997 increased by $204,000 from the three-month period ended December 28, 1996. In August 1997, the Company acquired Clal's 51% ownership interest in IPR in which PRI previously had owned 49% (see "Notes to Financial Statements-Acquisition of Joint Venture"). The Company recorded an aggregate of $442,000 in research and development expenses for IPR in the current quarter compared to $148,000 in the same quarter of the prior year. The higher costs of IPR were partially offset by lower domestic spending on research and development.

     During fiscal year 1997, the Company's domestic research and development program was fully integrated with the research operations in Israel. The Company has ANDAs for four potential products pending with the FDA and awaiting approval and expects to complete an additional submission for a product in the second quarter of fiscal 1998.

     The Company has a distribution agreement with Sano to distribute generic transdermal products developed by Sano. Sano has ANDAs for two potential products, which are covered by the distribution agreement, filed with the FDA and awaiting approval. The Company began selling the nicotine patch manufactured by Sano in January 1998 (see "Notes to Financial Statements-Distribution Agreements").

                                     --9--

 Selling, General and Administrative

     Selling, general and administrative costs for the three-month period ended December 27, 1997 of $2,588,000 (21% of net sales) were reduced $536,000, or 17%, from $3,124,000 (25% of net sales) for the corresponding period in the prior fiscal year. The decrease in the period is primarily attributable to a decline in personnel costs resulting from head count reductions (see "Notes to Financial Statements-Restructuring and Cost Reductions").

INCOME TAXES

     Management has determined, based on the Company's recent performance and the uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended December 27, 1997 or December 28, 1996 (see "Notes to Financial Statements-Income Taxes"). The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of the Company's tax credit for prior periods with respect to certain research and development credits.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased $2,350,000 to $13,609,000 at December 27, 1997 from $15,959,000 at September 30, 1997. The decrease is principally due to the use of funds to finance operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with GECC, the only remaining cash balance at December 27, 1997 was cash at IPR (see "--Financing"). The working capital ratio of 2.0x in the current period declined from 2.3x at fiscal 1997 year end.

     The Company loaned to another generic drug manufacturer $500,000 through December 27, 1997 for working capital purposes. The loan, payable on February 27, 1998, bears interest at a rate of 10% per annum and is secured by certain assets of the generic drug manufacturer. In addition, through the date of this Form 10-Q, the Company provided the generic drug manufacturer an additional loan of $350,000. The Company and the generic drug manufacturer are discussing the terms of a distribution agreement. There can be no assurance that the Company will be successful in signing such an agreement or that the loan will be repaid in whole or in part (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

     In August 1997, the Company, through one of its subsidiaries, acquired Clal's 51% ownership interest in their research and development joint venture in Israel for $447,000 in cash obtained from the sale of Fine-Tech stock and a non-recourse secured promissory note for $1,500,000 bearing interest at 7%. The Company has the option to prepay the note for $600,000 by August 12, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid (see "Notes to Financial Statements-Acquisition of Joint Venture").

     In return for relinquishing certain rights pursuant to the amendment of the Company's distribution agreement with Sano, PRI received $1,950,000 in cash in the fourth quarter of fiscal year 1997, which was used to reduce the revolving credit line balance, and an interest bearing promissory note for $1,950,000 which will be due in September 1998 (see "Notes to Financial Statements-Distribution Agreement").

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

                                     --10--

FINANCING

     At December 27, 1997, the Company's total outstanding short-term and long-term debt amounted to $6,915,000 and $2,807,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan with a bank and a non-recourse secured promissory note resulting from the acquisition of Clal's interest in IPR in fiscal year 1997.

     In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of December 27, 1997, the borrowing base was approximately $8,600,000 and $6,915,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from its current levels will adversely affect the Company's liquidity.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                 (Registrant)



February 10, 1998                /s/ Kenneth I. Sawyer
                                 ------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




February 10, 1998                /s/ Dennis J. O'Connor
                                 ------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                     --13--

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number          Description        Page Number
----------------  -----------------------  -----------

27                Financial Data Schedule           15

                                     --14--