Form 10-Q
period 1998-03-28
PHARMACEUTICAL RESOURCES INC
filed 1998-05-12
CIK 878088

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

                 For the quarterly period ended March 28, 1998



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


                                   18,890,153
        Number of shares of Common Stock outstanding as of May 8, 1998.

         This is page 1 of 25 pages.  The exhibit index is on page 17.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                           MARCH 28,   SEPTEMBER 30,
                                 ASSETS                                       1998          1997
                                 ------                                    ---------   -------------
                                                                          (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents                                                 $     67        $    181
  Accounts receivable, net of allowances of
   $3,190 and $5,109                                                           9,823          11,414
  Inventories                                                                 16,213          13,239
  Prepaid expenses and other current assets                                    3,579           3,321
                                                                            --------        --------
    Total current assets                                                      29,682          28,155

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                    26,904          27,832

Deferred charges and other assets                                              3,004           2,102

Non-current deferred tax benefit                                              14,608          14,608
                                                                            --------        --------

   Total assets                                                             $ 74,198        $ 72,697
                                                                            ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Current portion of long-term debt                                         $    202        $    218
  Short-term debt                                                             12,118           3,947
  Accounts payable                                                             3,668           5,120
  Accrued salaries and employee benefits                                       1,842           1,755
  Accrued expenses and other current liabilities                               1,206           1,156
                                                                            --------        --------
     Total current liabilities                                                19,036          12,196

Long-term debt, less current portion                                           2,547           2,651

Accrued pension liability                                                        582             582

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 60,000,000 shares;
    issued and outstanding 18,886,098 and 18,874,216 shares                      189             189
  Additional paid in capital                                                  67,540          67,520
  Accumulated deficit                                                        (15,665)        (10,410)
  Additional minimum liability related to defined benefit pension plan           (31)            (31)
                                                                            --------        --------
    Total shareholders' equity                                                52,033          57,268
                                                                            --------        --------

    Total liabilities and shareholders' equity                              $ 74,198        $ 72,697
                                                                            ========        ========



        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                        SIX MONTHS ENDED       THREE MONTHS ENDED
                                                     ---------------------   ---------------------
                                                     MARCH 28,   MARCH 29,   MARCH 28,   MARCH 29,
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Net sales                                            $ 25,708    $ 24,252    $ 13,574    $ 11,782
Cost of goods sold                                     23,575      23,494      12,945      12,256
                                                     --------    --------    --------    --------

   Gross margin                                         2,133         758         629        (474)

Operating expenses:
 Research and development                               1,769       3,777         861       3,073
 Selling, general and administrative                    5,312       6,346       2,724       3,222
                                                     --------    --------    --------    --------

   Total operating expenses                             7,081      10,123       3,585       6,295
                                                     --------    --------    --------    --------

   Operating loss                                      (4,948)     (9,365)     (2,956)     (6,769)
Other income                                              146         249          71         140
Interest expense                                         (453)       (218)       (258)       (136)
                                                     --------    --------    --------    --------

Loss before provision for income taxes                 (5,255)     (9,334)     (3,143)     (6,765)
Provision for income taxes                                  -         410           -           -
                                                     --------    --------    --------    --------

NET LOSS                                               (5,255)     (9,744)     (3,143)     (6,765)
Accumulated deficit, beginning of period              (10,410)     (1,509)    (12,522)     (4,488)
                                                     --------    --------    --------    --------

Accumulated deficit, end of period                   $(15,665)   $(11,253)   $(15,665)   $(11,253)
                                                     --------    --------    --------    --------

(1) BASIC AND DILUTED NET LOSS PER
         SHARE OF COMMON STOCK                          $(.28)      $(.52)      $(.17)      $(.36)
                                                     ========    ========    ========    ========

(1) Weighted average number of common and
    common equivalent shares outstanding               18,881      18,667      18,883      18,700
                                                     ========    ========    ========    ========



(1) There were no effects of dilutive options in the six and three-month periods
    ended March 28, 1998 and March 29,   1997.



        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                 ----------------------
                                                                 MARCH 28,   MARCH 29,
                                                                    1998        1997
                                                                 ----------  ----------

Cash flows from operating activities:
Net loss                                                           $(5,255)    $(9,744)

Adjustments to reconcile net loss to net
cash used in operating activities:
Joint venture research and development                                   -         379
Depreciation and amortization                                        1,436       1,365
Allowances against accounts receivable                               1,919        (657)
Write-off of inventories                                               495         634
Gain on sale of marketable securities                                    -        (170)
(Gain) loss on sale of fixed assets                                      1         (18)

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                          (328)        952
(Increase) decrease in inventories                                  (3,469)      2,004
(Increase) decrease in prepaid expenses and other assets            (1,156)      2,636
Decrease in accounts payable                                        (1,452)     (1,561)
Increase (decrease) in accrued expenses and other liabilities          137        (594)
                                                                   -------    --------

Net cash used in operating activities                               (7,672)     (4,774)
Cash flows from investing activities:
  Capital expenditures                                                (549)       (552)
  Proceeds from sale of fixed assets                                    36         293
  Proceeds from sale of marketable securities                            -         272
                                                                   -------     -------

Net cash (used in) provided by investing activities                   (513)         13
 Cash flows from financing activities:
Proceeds from issuance of Common Stock                                  20          36
Net proceeds from revolving credit line and proceeds
from issuance of other debt                                          8,171       8,059
Principal payments under long-term debt and other borrowings          (120)     (3,633)
                                                                   -------     -------

Net cash provided by financing activities                            8,071       4,462

Net decrease in cash and cash equivalents                             (114)       (299)
Cash and cash equivalents at beginning of period                       181     $   299
                                                                   -------     -------
Cash and cash equivalents at end of period                         $    67           -
                                                                   =======     =======




        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 28, 1998
                                  (UNAUDITED)

   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and capsule), with one product in the semi-solid form of a cream and one transdermal patch.

BASIS OF PREPARATION:

   The accompanying financial statements at March 28, 1998 and for the six-month and three-month periods ended March 28, 1998 and March 29, 1997 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1997 was derived from the Company's audited financial statements at such date.

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

   Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items on the consolidated financial statements of the prior year have been reclassified to conform to the current year financial statement presentation.

ACQUISITION OF JOINT VENTURE:

   In August 1997, the Company acquired from Clal Pharmaceutical Industries Ltd. ("Clal") its 51% ownership interest in their research and development joint venture in which PRI previously had owned 49%. The Company and Clal had formed the joint venture located in Israel to research and develop generic pharmaceutical products. The joint venture was renamed Israel Pharmaceutical Resources L.P. ("IPR"). The Company acquired Clal's ownership interest in IPR for $447,000 in cash obtained from the sale of its holdings in Fine-Tech Ltd. ("Fine-Tech"), an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest, and a non-recourse, secured promissory note in the principal amount of $1,500,000. The note bears interest at 7% per annum and is payable in eight equal installments starting in July 1999. The Company may prepay the note in full if it makes a payment of $600,000 before August 13, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. Merck KGaA and the Company have reached an agreement in principle for Merck KGaA to prepay the note in full prior to August 13, 1998 on behalf of the Company in exchange for consideration relating to IPR to be agreed upon in the future (See "--Equity Investment"). In addition, the Company and Clal agreed to modify certain terms of Clal's investment in the Company, including the surrender by Clal of warrants to purchase approximately 2,005,000 shares of Common Stock of the Company in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock for nominal consideration. At March 28, 1998 Clal owned approximately 12% of PRI's outstanding Common Stock.

DISTRIBUTION AGREEMENTS:

   In April 1997, Par Pharmaceutical, Inc. ("Par"), the Company's principal operating subsidiary, entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In the event that Par's purchases do not equal or exceed the thresholds, BASF may elect to terminate the Supply Agreement effective one year later. The Company began selling drugs manufactured by BASF and BASF transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997 and the agreement became fully implemented in August 1997.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 MARCH 28, 1998
                                  (UNAUDITED)


   The Company has a distribution agreement, as amended, with Sano Corporation ("Sano") which gives Par the right to exclusively distribute Sano's nicotine transdermal patch and an option to distribute, when approved, a nitroglycerin transdermal patch developed by Sano, in the United States (see "--Subsequent Events-Distribution Agreement"). Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. Sano received U.S. Food and Drug Administration ("FDA") approval for its nicotine patch in October 1997 and the Company began selling the patch in January 1998. The Company is purchasing the manufactured product from Sano at cost and sharing in the gross profits from the sales.


SHORT-TERM DEBT:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. The Company was in breach of the Loan Agreement during the current quarter related to borrowings that exceeded the borrowing base as calculated at that time. On March 4, 1998, the Company and GECC amended the Loan Agreement. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the sum of the borrowing base and the overadvancement limit of $2,000,000 established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The overadvancement limit increases to $2,500,000 through June 19, 1998 if GECC consents to the form and substance of an equity investment in the Company (see "--Equity Investment"). The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. A portion of the proceeds from the equity investment shall be immediately applied by the Company to pay all outstanding revolving credit advances pursuant to the Loan Agreement. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of May 7, 1998, the borrowing base was approximately $13,000,000 and $5,300,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity and operations.


INCOME TAXES:

   Based on the Company's recent performance and the uncertainty of the generic drug business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended March 28, 1998 or March 29, 1997. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.


                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

                                MARCH 28, 1998
                                  (UNAUDITED)

EARNINGS PER SHARE:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company adopted the new accounting standard during the first quarter of fiscal 1998 and, accordingly, has presented or restated all earnings per share data to conform to the requirements of SFAS 128.

   Outstanding options and warrants of 1,817,100 and 812,200 at the end of the current six and three-month periods, respectively, and 3,681,307 in each of the corresponding periods of the prior year were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 156,394 and 219,145 for the current six and three-month periods, respectively, were excluded from diluted earnings per share because they were antidilutive.

EQUITY INVESTMENT:

   In March 1998, the Company entered into a strategic alliance with Merck KGaA, Darmstadt, Germany ("Merck KGaA"), a multinational pharmaceutical, laboratory and chemical company. Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated March 25, 1998, between the Company and Lipha Americas, Inc. ("Lipha"), a subsidiary of Merck KGaA, the Company agreed to sell 10,400,000 newly-issued shares of PRI's Common Stock to Lipha at $2.00 per share. In addition, the Company agreed to issue 5-year options to purchase up to 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share to Merck KGaA and Genpharm, Inc. ("Genpharm"), a subsidiary of Merck KGaA, in exchange for certain management services to be provided to the Company. In connection with the Stock Purchase Agreement, the Company also obtained from Genpharm exclusive distribution rights in the United States for up to approximately 40 generic pharmaceutical products currently being developed, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. The purchase of the 10,400,000 shares will give Merck KGaA a 36% ownership interest in PRI. The Company intends to use a portion of the net proceeds of $20,800,000 from the stock sale to repay advances made to it under its existing line of credit and the remainder will be used for working capital, including possible business expansion.

    As part of the transaction described above, Merck KGaA also agreed to purchase an additional 1,813,272 shares of the Company's Common Stock from Clal, PRI's largest current stockholder, at a price of $2.00 per share. In addition, Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal in three years.

   Genpharm is required to pay all of the research and development costs associated with the approximately 40 products covered by a distribution agreement with Genpharm. PRI will pay to Genpharm a certain percentage of the gross margin on the sales of the products.

   Under the Stock Purchase Agreement, Lipha will have the right, subject to the closing of the transaction, to designate a majority of the Company's directors and the Company's current Board of Directors will have the right to designate three persons to continue as directors of the Company, one of whom will be Kenneth I. Sawyer (the current Chairman, President and Chief Executive Officer of the Company). Lipha and its affiliates have agreed to not engage in certain business combinations including the Company for a period of three years, unless a majority of the three directors designated by the Company's current Board of Directors consent. Lipha will have certain rights of first refusal to acquire equity stock of the Company in the event of future equity offerings.


                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

                                 MARCH 28, 1998
                                  (UNAUDITED)


   Merck KGaA and its affiliates have, as a result of and subject to the closing of the transactions discussed above, the right to purchase up to approximately 46% of the Company's Common Stock after giving effect to such transactions. The completion of the transaction with Merck, Lipha and Genpharm is subject to certain conditions set forth in the Stock Purchase Agreement, including the obtaining of all necessary government consents, approval by the Company's stockholders of the issuance of the Common Stock and grant of stock options and the election of the Merck KGaA designated directors. However, the distribution agreement is effective immediately, and if the stock purchase transaction does not close by July 15, 1998, Genpharm has the option to terminate the distribution agreement with respect to certain products and otherwise it will terminate at the option of Genpharm on March 25, 1999.


COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

 Retirement Plans:

   The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Retirement Plan. The Board of Directors of Par directed the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal 1998, the Company intends to merge the Retirement Plan into the Retirement Savings Plan.

 Legal Proceedings:

   The Company is involved in certain litigation matters, including certain product liability actions and actions by a former officer for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or results of operations.

 Restructuring and Cost Reductions:

   The Company implemented measures beginning in the fourth quarter of fiscal 1996, which continued throughout fiscal 1997, to reduce costs and increase operating efficiencies. Such measures have provided for a reduction of the work force, changes in various senior management, a reorganization of certain existing personnel and reductions in certain expenses.

 Other Matters:

   Through March 1998, the Company loaned $875,000 to another generic drug manufacturer for working capital purposes. In March and April 1998, the loan plus interest, was repaid in full.

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 MARCH 28, 1998
                                  (UNAUDITED)

SUBSEQUENT EVENTS:

 Distribution Agreement :

   In May 1998, the Company amended its existing distribution agreement with Sano. Pursuant to the amendment, the Company ceded its distribution rights to two nitroglycerin transdermal patches, one unconditionally and one conditionally, currently filed with the FDA and awaiting approval. In return for relinquishing these rights, PRI received cash payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Sano in September 1998. PRI will also receive a royalty on all future net sales of one of the nitroglycerin transdermal patches by Sano or any transferee of rights by Sano, and any distributors and licensees of the product, as defined in the agreement, in the United States and Israel. In addition, Sano will increase the Company's share of the gross profit on sales of the nicotine patch whose United States distribution rights remain covered by the agreement.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION OF THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES,
(IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS, (V) THE ABILITY OF THE COMPANY TO RETAIN AND ATTRACT MANAGEMENT PERSONNEL IN KEY OPERATIONAL AREAS, (VI) CONTINUED AVAILABILITY OF BORROWINGS UNDER THE COMPANY'S CREDIT LINE WITHOUT SIGNIFICANT REDUCTION, AND (VII) CONSUMMATION OF THE PROPOSED STRATEGIC ALLIANCE WITH MERCK KGAA AND ITS AFFILIATES (SEE "NOTES TO FINANCIAL STATEMENTS-EQUITY INVESTMENT").

RESULTS OF OPERATIONS

GENERAL

   The Company's operating losses were $4,948,000 and $2,956,000 for the six-month and three-month periods ended March 28, 1998, respectively, compared to operating losses of $9,365,000 and $6,769,000 in the corresponding periods of the prior fiscal year. The improvement was due to increased sales and gross margins, and lower operating expenses, as described below. If current sales and gross margin levels are not increased from sales of new distributed or manufactured products, the Company will continue to experience losses.

   In an effort to position the Company for future growth while strengthening its current financial condition and near and long-term product line, PRI entered into a strategic alliance on March 25, 1998 with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. Under the agreement, Merck KGaA, through its subsidiary Lipha, will pay the Company $20,800,000, or $2.00 per share, for 10,400,000 newly-issued shares of PRI's Common Stock. The alliance will give the Company an immediate cash infusion which will be used to repay advances made to it under its existing line of credit with the remainder used for working capital, including possible business expansion. In addition, the Company will receive the sole rights to the portfolio of products covered by a distribution agreement with Merck KGaA's Canadian subsidiary Genpharm, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. Genpharm will pay all of the research and development costs associated with the approximately 40 products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products. The completion of the transaction with Merck KGaA, Lipha and Genpharm is subject to certain conditions set forth in the Stock Purchase Agreement (see "Notes to Financial Statements-Equity Investment").

   The continued price and profit margin erosion on certain of the Company's products reflects the continuing trend in the generic drug industry in the United States. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things, (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs. In response to these conditions, the Company has reduced operating costs and entered into several significant agreements, as described elsewhere in this Form 10-Q (see "Notes to Financial Statements-Distribution Agreements", "-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions" and "-Equity Investment").

   Critical to any significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at profitable prices. The strategic alliance with Merck KGaA is expected to provide, in the near-term, the Company with a significant number of new products in its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline. The Company plans to continue to invest in research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements. No assurance can be given that any additional products for sale by the Company will occur or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "--Financial Condition-Liquidity and Capital Resources").


NET SALES

   Net sales of $25,708,000 for the six months ended March 28, 1998 increased $1,456,000, or 6%, from $24,252,000 for the corresponding period ended March 29, 1997. The sales growth was primarily due to the continuing increase in sales of two distributed products manufactured by BASF under the Supply Agreement and the introduction of two new products in January 1998, the nicotine patch manufactured by Sano and Zorprin(R) manufactured by BASF. Net sales of these four products, in addition to significantly higher volumes of a lower margin manufactured product due to increased demand from three customers, more than offset the decline in sales of certain manufactured products. Certain manufactured products continued to experience decreased sales which resulted primarily from lower pricing and continuing decreases in volume of three of the Company's significant products. The reductions in pricing and volume resulted principally from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products.

   Net sales for the current three-month period of $13,574,000 increased $1,792,000, or 15%, compared to sales for the corresponding period of last year. The increase is principally attributable to higher sales of two distributed products, the introduction of two new products and a higher volume of a lower margin product offsetting the continuing lower sales of certain significant products, as described above.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products, and (v) the level of customer service.


GROSS MARGIN

   The gross margin of $2,133,000 (8% of net sales) for the six-month period ended March 28, 1998 increased $1,375,000 from $758,000 (3% of net sales) in the corresponding period of the prior fiscal year. The gross margin improvement was principally due to increased margin contributions from higher margin products manufactured by BASF under the Supply Agreement, higher volumes of a lower margin manufactured product together with more favorable raw material pricing, decreased manufacturing costs and the introduction of two new products. These improvements more than offset the continuing lower selling prices and decreased volumes of certain significant manufactured products resulting from increased competition from other generic drug manufacturers.

   In the current quarter, the Company's gross margin of $629,000 (5% of net sales) increased from ($474,000) (-4% of net sales) in the corresponding quarter of the prior year. The improvement is primarily attributable to increased margin contributions from products manufactured by BASF, a higher volume of a lower margin manufactured product and the introduction of two new products in the current quarter. These factors along with reduced manufacturing costs more than offset the continuing lower sales of certain significant products, as described above.

   Inventory write-offs, taken in the normal course of business, amounted to $495,000 and $202,000 for the six-month and three-month periods ended March 29, 1998, respectively, decreasing from $634,000 and $301,000 in the corresponding periods of the prior year. The inventory write-offs are related primarily to the disposal of finished products due to short shelf life.


OPERATING EXPENSES

 Research and Development

   Research and development expenses for the six and three-month periods ended March 28, 1998 were $1,769,000 and $861,000, respectively, versus $3,777,000 and
$3,073,000 for the respective corresponding periods of the prior fiscal year.
In August 1997, the Company acquired Clal's 51% ownership interest in IPR in which PRI previously had owned 49% (see "Notes to Financial Statements-Acquisition of Joint Venture"). The Company recorded an aggregate of $729,000 and $287,000 in research and development expenses for IPR for the current six and three-month periods, respectively, compared to $379,000 and $231,000 for the respective corresponding periods of the prior year. The higher costs of IPR were more than offset by lower domestic spending on research and development. Additionally, prior year costs included advances to Sano of $1,957,000 which were not incurred in the current fiscal year.

   During fiscal year 1997, the Company's domestic research and development program was fully integrated with the research operations in Israel. The Company has ANDAs for five potential products pending with the FDA and awaiting approval. The Company expects to complete two additional product submissions by the end of the current fiscal year.

   The Company has a distribution agreement with Sano to distribute a generic nicotine transdermal product developed by Sano. Sano received FDA approval for its nicotine patch in October 1997 and the Company began selling the patch manufactured by Sano in January 1998 (see "Notes to Financial Statements-Distribution Agreements").

   As part of the distribution agreement entered into with Genpharm, Genpharm is required to pay all of the research and development costs associated with a portfolio of products covered by the distribution agreement. The distribution agreement will grant the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. The Company will pay Genpharm a certain percentage of the gross margin on sales of those products. The distribution agreement is effective immediately, and if the stock purchase transaction does not close by July 15, 1998, Genpharm has the option to terminate the distribution agreement with respect to certain products and otherwise it will terminate at the option of Genpharm on March 25, 1999 (see "Notes to Financial Statements-Equity Investment").


 Selling, General and Administrative

   Selling, general and administrative costs of $5,312,000 (21% of net sales) for the six-month period ended March 28, 1998 were reduced $1,034,000, or 16%, from $6,346,000 (26% of net sales) in the six-month period ended March 29, 1997. The lower expenses in the current period were primarily attributable to a decline in personnel costs resulting from head count reductions (see "Notes to Financial Statements-Restructuring and Cost Reductions").

   In the second quarter of fiscal year 1998, selling, general and administrative costs of $2,724,000 (20% of net sales) decreased $498,000, or 15%, from $3,222,000 (27% of net sales) in the corresponding quarter of the last fiscal year. The reduced expenses are primarily the result of decreased personnel costs, as discussed above.

INCOME TAXES

   Management has determined, based on the Company's recent performance and the uncertainty of the generic drug business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended March 28, 1998 or March 29, 1997 (see "Notes to Financial Statements-Income Taxes"). The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

   Working capital of $10,646,000 at March 28, 1998 decreased $5,313,000 from $15,959,000 at September 30, 1997. The decrease is principally due to the use of funds to finance operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with GECC, the only remaining cash balance at March 28, 1998 was cash at IPR (see "-- Financing"). The working capital ratio of 1.6x in the current period declined from 2.3x at fiscal 1997 year end.

   In August 1997, the Company, through one of its subsidiaries, acquired Clal's 51% ownership interest in their research and development joint venture in Israel for $447,000 in cash obtained from the sale of Fine-Tech stock and a non-recourse secured promissory note for $1,500,000 bearing interest at 7% per annum. The Company may prepay the note in full if it makes a payment of $600,000 before August 13, 1998. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. Merck KGaA and the Company have reached an agreement in principle for Merck KGaA to prepay the note in full prior to August 13, 1998 on behalf of the Company in exchange for consideration relating to IPR to be agreed upon in the future (see "Notes to Financial Statements-Acquisition of Joint Venture").

   Through March 1998, the Company loaned $875,000 to another generic drug manufacturer for working capital purposes. In March and April 1998, the loan, plus interest, was repaid in full (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

   On March 25, 1998 the Company formed a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. Under the agreement, Merck KGaA, through its subsidiary Lipha, will pay the Company $20,800,000, or $2.00 per share, for 10,400,000 newly-issued shares of PRI's Common Stock. The Company intends to use a portion of the net proceeds of the stock sale to repay advances made to it under its existing line of credit and the remainder will be used for working capital, including possible business expansion. The completion of the transaction with Merck, Lipha and Genpharm is subject to certain conditions set forth in the Stock Purchase Agreement, including the obtaining of all necessary government consents, approval by the Company's stockholders of the issuance of the Common Stock and the grant of stock options and the election of the Merck KGaA designated directors (see "Notes to Financial Statements-Equity Investment").

   In May 1998, the Company amended its existing distribution agreement with Sano ceding its distribution rights to two products, one unconditionally and one conditionally, covered under the agreement. In return for relinquishing these rights, PRI received cash payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Sano in September 1998. The proceeds from this transaction were used to reduce the revolving credit line balance (see "Notes to Financial Statements-Subsequent Events-Distribution Agreement").

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed above, out of its working capital, (including proceeds from the stock sale to Lipha if it is consummated) and if necessary with borrowings against its line of credit, to the extent then available (see "- -Financing"). If, however, the Company continues to experience significant losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.


FINANCING

   At March 28, 1998, the Company's total outstanding short-term and long-term debt amounted to $12,118,000 and $2,749,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC and the long-term debt consists primarily of an outstanding mortgage loan with a bank and a non-recourse secured promissory note resulting from the acquisition of Clal's interest in IPR in fiscal year 1997.

   In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. The Company was in breach of the Loan Agreement during the second quarter of fiscal 1998 and on March 4, 1998, the Company and GECC amended the Loan Agreement (see "Item 6-Defaults Upon Senior Securities"). Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the sum of the borrowing base and the overadvancement limit of $2,000,000 established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The overadvancement limit increases to $2,500,000 through June 19, 1998 if GECC consents to the form and substance of an equity investment in the Company (see "Notes to the Financial Statements-Equity Investment"). The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. A portion of the proceeds from the equity investment shall be immediately applied by the Company to pay all outstanding revolving credit advances pursuant to the Loan Agreement. The revolving credit facility is subject to covenants based on various financial benchmarks. In fiscal year 1997, GECC waived events of default on three occasions unrelated to the repayment of debt under the Loan Agreement. As of May 7, 1998, the borrowing base was approximately $13,000,000 and $5,300,000 was outstanding under the line of credit. Any significant reduction in the borrowing base from current levels will adversely affect the Company's liquidity and operations.



                   ITEM 6.  DEFAULTS UPON SENIOR SECURITIES.

   In February 1998, the Company was in breach of the Loan Agreement related to borrowings that exceeded the borrowing base as calculated at that time. On March 4, 1998, the Company and GECC amended the Loan Agreement with respect to overadvancement limits and prepayment of the revolving credit facility.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

   (a)  Exhibits:

        10.28 - Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital Corporation.

        27 -    Financial Data Schedule.

   (b)  Reports on Form 8-K:

   The Company, on March 31, 1998, filed a current report on Form 8-K, relating to the proposed transactions with Merck KGaA and its affiliates.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                 (Registrant)



May 12, 1998                     /s/ Kenneth I. Sawyer
                                 -------------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




May 12, 1998                     /s/ Dennis J. O'Connor
                                 -------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer
                                   and Secretary
                                 (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                    Description                    Page Number
--------------                    -----------                    -----------


    10.28          Third Amendment and Consent to Loan and
                   Security Agreement, dated as of March 4, 1998,
                   between Par and General Electric Capital
                   Corporation                                        18

    27             Financial Data Schedule                            25