Form 10-Q
period 1998-06-27
PHARMACEUTICAL RESOURCES INC
filed 1998-08-07
CIK 878088

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



                 For the quarterly period ended June 27, 1998



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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                                 29,311,245

       Number of shares of Common Stock outstanding as of August 5, 1998.



         This is page 1 of 18 pages.  The exhibit index is on page 17.

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                        JUNE 27,   SEPTEMBER 30,

     ASSETS                                                              1998            1997
     ------                                                             -------         -------
                                                                      (Unaudited)      (Audited)

Current assets:

  Cash and cash equivalents                                             $   87         $   181
  Accounts receivable, net of allowances of
   $4,058 and $5,109                                                    11,991          11,414
  Inventories                                                           11,518          13,239
  Prepaid expenses and other current assets                              1,170           3,321
                                                                        -------         -------
    Total current assets                                                24,766          28,155

Property, plant and equipment, at cost less
accumulated depreciation and amortization                               26,575          27,832

Deferred charges and other assets                                        3,069           2,102

Non-current deferred tax benefit                                        14,608          14,608
                                                                        -------         -------


 Total assets                                                          $69,018         $72,697
                                                                        ======          ======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
  Current portion of long-term debt                                    $   272         $   218
  Short-term debt                                                        4,674           3,947
  Accounts payable                                                       4,505           5,120
  Accrued salaries and employee benefits                                 1,796           1,755
  Accrued expenses and other current liabilities                         1,108           1,156
                                                                        -------         -------
     Total current liabilities                                          12,355          12,196



Long-term debt, less current portion                                     2,689           2,651



Accrued pension liability                                                  582             582


Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 18,909,381 and  18,874,216 shares               189             189
  Additional paid in capital                                            67,599          67,520
  Accumulated deficit                                                  (14,365)        (10,410)
  Additional minimum liability related to defined benefit pension plan     (31)            (31)
    Total shareholders' equity                                          53,392          57,268
                                                                        -------        -------



 Total liabilities and shareholders' equity                            $69,018         $72,697
                                                                        ======          ======


        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                                -----------------------   ----------------------

                                                   JUNE 27,   JUNE 28,   JUNE 27,   JUNE 28,
                                                     1998       1997       1998       1997
                                                   ---------  ---------  ---------  ---------
Net sales                                          $ 43,594   $ 36,001   $ 17,886   $ 11,749
Cost of goods sold                                   39,425     34,626     15,850     11,132
                                                   --------   --------   --------   --------

   Gross margin                                       4,169      1,375      2,036        617

Operating expenses:
 Research and development                             2,669      4,627        900        850
 Selling, general and administrative                  8,559      9,478      3,247      3,132
                                                   --------   --------   --------   --------

   Total operating expenses                          11,228     14,105      4,147      3,982
                                                   --------   --------   --------   --------
   Operating loss                                    (7,059)   (12,730)    (2,111)    (3,365)

Other income (expense)                                3,778        (28)     3,632       (277)
Interest expense                                       (674)      (411)      (221)      (193)
                                                   --------   --------   --------   --------
(Loss) income before provision for income taxes      (3,955)   (13,169)     1,300     (3,835)
Provision for income taxes                                -        410          -          -
                                                   --------   --------   --------   --------
NET (LOSS) INCOME                                    (3,955)   (13,579)     1,300     (3,835)

Accumulated deficit, beginning of period            (10,410)    (1,509)   (15,665)   (11,253)
                                                   --------   --------   --------   --------
Accumulated deficit, end of period                 $(14,365)  $(15,088)  $(14,365)  $(15,088)


NET (LOSS) INCOME PER SHARE OF COMMON STOCK:

   BASIC                                              $(.21)     $(.73)      $.07      $(.21)
                                                        ===        ===        ===        ===
   DILUTED (1)                                        $(.21)     $(.73)      $.06      $(.21)
                                                        ===        ===        ===        ===


WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING:

   BASIC                                             18,886     18,669     18,896    18,676
                                                     ======     ======     ======    ======
   DILUTED (1)                                       18,886     18,669     20,732    18,676
                                                     ======     ======     ======    ======



(1) There were no effects of dilutive options in the nine-month period ended June 27, 1998 and the nine and three-month periods ended June 28, 1997.



       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                              -------------------------

                                                                   JUNE 27,  JUNE 28,
                                                                    1998      1997
                                                                  --------  --------


Cash flows from operating activities:
 Net loss                                                           $(3,955) $(13,579)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
     Joint venture research and development                               -       610
     Depreciation and amortization                                    2,062     2,059
     Allowances against accounts receivable                           1,051    (1,677)
     Write-off of inventories                                         1,372     1,148
     Loss on sale of marketable securities                                -       197
     Loss (gain) on sale of fixed assets                                 22       (98)


 Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                     (1,628)    1,997

    Decrease in inventories                                             349     2,094
    Decrease in prepaid expenses and other assets                     1,187     1,856
    Decrease in accounts payable                                       (615)     (848)
    Decrease in accrued expenses and other liabilities                   (7)     (674)
                                                                    -------   -------
        Net cash used in operating activities                          (162)   (6,915)

Cash flows from investing activities:
      Capital expenditures                                             (899)     (716)
      Proceeds from sale of fixed assets                                 69       453
      Proceeds from sale of marketable securities                         -     1,115
                                                                    -------   -------

        Net cash (used in) provided by investing activities            (830)      852

 Cash flows from financing activities:
    Proceeds from issuances of Common Stock                              79        57
    Net proceeds from revolving credit line and proceeds
     from issuances of other debt                                     1,008     9,415
    Principal payments under long-term debt and other borrowings       (189)   (3,708)
        Net cash provided by financing activities                       898     5,764

Net decrease in cash and cash equivalents                               (94)     (299)
Cash and cash equivalents at beginning of period                        181   $   299
                                                                    -------   -------
Cash and cash equivalents at end of period                          $    87         -
                                                                    =======   =======




        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 27, 1998
                                  (UNAUDITED)




   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and capsule), with one product in the semi-solid form of a cream and one transdermal patch.


BASIS OF PREPARATION:


   The accompanying financial statements at June 27, 1998 and for the nine-month and three-month periods ended June 27, 1998 and June 28, 1997 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1997 was derived from the Company's audited financial statements at such date.


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


ACCOUNTS RECEIVABLE:


   A significant portion of the accounts receivable allowances were comprised of provisions for chargebacks. Chargebacks are price adjustments generated from the differential between the invoice or list price and a separate price agreed to in a contract with a customer. In fiscal 1997, the Company began to expand the number of contracts with drug wholesalers as distribution channels constricted.


SHORT-TERM DEBT:


   In December 1996, Par Pharmaceutical, Inc. ("Par"), the Company's principal operating subsidiary, entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. On May 22, 1998, the Company and GECC amended the Loan Agreement in connection with an equity investment in the Company by Merck KGaA, Darmstadt, Germany ("Merck KGaA") (see "--Subsequent Events-Equity Investment"). Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.


                         PHARMACEUTICAL RESOURCES, INC.

                                 JUNE 27, 1998


                                  (UNAUDITED)


LONG-TERM DEBT:


   As a result of PRI's August 1997 acquisition of Clal Pharmaceutical Industries Ltd. ("Clal") 51% ownership interest in their research and development joint venture, the Company issued a non-recourse secured promissory note in the principal amount of $1,500,000 bearing interest at 7% per annum and payable in eight equal installments to Clal starting in July 1999. The Company and Clal had formed the joint venture located in Israel to research and develop generic pharmaceutical products. The joint venture was renamed Israel Pharmaceutical Resources L.P. ("IPR") following the acquisition. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. The Company intends to prepay the note in full with a payment of $600,000 before August 13, 1998.


INCOME TAXES:


   Based on the Company's recent performance and the uncertainty of the generic drug business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended June 27, 1998 or June 28, 1997. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company incurred income tax expense of $410,000 in the first quarter of fiscal 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.


EARNINGS PER SHARE:


   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company adopted the new accounting standard during the first quarter of fiscal 1998 and, accordingly, has presented or restated all earnings per share data to conform to the requirements of SFAS 128. The following table is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share:

                                                 NINE MONTHS ENDED      THREE MONTHS ENDED
                                              -----------------------   -------------------
                                                 JUNE 27,   JUNE 28,    JUNE 27,  JUNE 28,
                                                   1998       1997       1998      1997
                                                 ---------  ---------  --------  ---------
                                                  (In Thousands, Except Per Share Amounts)
NET (LOSS) INCOME (NUMERATOR)                     $(3,955)  $(13,579)   $ 1,300   $(3,835)

BASIC:
Weighted average number of common
 shares outstanding (denominator)                  18,886     18,669     18,896    18,676

NET (LOSS) INCOME PER SHARE OF COMMON STOCK       $  (.21)  $   (.73)   $   .07   $  (.21)
                                                      ===        ===        ===       ===

ASSUMING DILUTION:
Weighted average number of common
 shares outstanding                                18,886     18,669     18,896    18,676
Effect of dilutive options                              -          -      1,836         -
                                                  -------   --------    -------   -------
Weighted average number of common and common
  equivalent shares outstanding (denominator)      18,886     18,669     20,732    18,676

NET (LOSS) INCOME PER SHARE OF COMMON STOCK       $  (.21)  $   (.73)   $   .06   $  (.21)
                                                      ===        ===        ===       ===

                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 JUNE 27, 1998

                                  (UNAUDITED)

   Outstanding options and warrants of 794,700 and 548,700 at the end of the current nine-month and three-month periods, respectively, and 3,652,307 and 3,713,307 in the corresponding periods of the prior year were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 771,373 for the current nine-month period and 9,562 and 918 for the nine-month and three-month periods of last year, respectively, were excluded from diluted earnings per share because they were antidilutive.


STRATEGIC ALLIANCE:


   In March 1998, the Company entered into a strategic alliance with Merck KGaA, a multinational pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. At the Company's Annual Meeting of Shareholders on June 26, 1998, certain terms of the alliance were approved and the transactions were subsequently completed on June 30, 1998. Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated March 25, 1998, between the Company and Lipha Americas, Inc. ("Lipha"), a subsidiary of Merck KGaA, the Company agreed to sell 10,400,000 newly-issued shares of PRI's Common Stock to Lipha, at $2.00 per share. In addition, the Company agreed to issue to Merck KGaA and Genpharm, Inc. ("Genpharm"), a subsidiary of Merck KGaA, five-year options to purchase up to 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share, in exchange for consulting services to be provided to the Company (see "--Subsequent Events-Equity Investment").


DISTRIBUTION AGREEMENTS:


Genpharm, Inc.

   In connection with the Stock Purchase Agreement, Genpharm and the Company have entered into a Distribution Agreement, dated March 25, 1998 (the "Distribution Agreement"), pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. Products may be added to or removed from the Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products which are subject to the Distribution Agreement and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products.


BASF Corporation


   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. Under the first three years of the initial term of the Supply Agreement, Par agreed to purchase minimum quantities of certain products valued at $24,500,000. Further, if Par does not purchase one of those products valued at $29,000,000 in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company currently believes it will meet the minimum purchase requirements of calendar year 1998, however, there can be no assurance that the Company will meet such
requirements.   The Company began selling drugs manufactured by BASF and BASF transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997 and the agreement became fully implemented in August 1997.



                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 JUNE 27, 1998
                                  (UNAUDITED)

Sano Corporation

   The Company has a distribution agreement, as amended, with Sano Corporation ("Sano") which gives Par the right to exclusively distribute Sano's nicotine transdermal patch and an option to distribute, when approved, a nitroglycerin transdermal patch developed by Sano, in the United States. Sano develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin. Pursuant to an amendment in May 1998 in which the Company ceded its distribution rights to two nitroglycerin transdermal patches, one unconditionally and one conditionally, currently filed with the FDA and awaiting approval, PRI received cash payments of approximately $5,700,000. The payments included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Sano in September 1998. PRI will also receive a royalty on all future net sales of one of the nitroglycerin transdermal patches by Sano or any transferee of rights by Sano, and any distributors and licensees of the product, as defined in the agreement, in the United States and Israel. In addition, Sano has increased the Company's share of the gross profit on sales of the nicotine patch whose United States distribution rights remain covered by the agreement. Sano received U.S. Food and Drug Administration ("FDA") approval for its nicotine patch in October 1997 and the Company began selling the patch in January 1998. The Company is purchasing the manufactured product from Sano at cost and sharing in the gross profits from the sales.


COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:


Retirement Plans:

   The Company has a defined contribution, social security integrated Retirement Plan providing retirement benefits to eligible employees as defined in the Retirement Plan. The Board of Directors of Par directed the cessation of employer contributions effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.


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



                         PHARMACEUTICAL RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED
                                 JUNE 27, 1998
                                  (UNAUDITED)


SUBSEQUENT EVENTS:

Equity Investment:

   On June 30, 1998, the Company and Merck KGaA completed the transactions resulting from the strategic alliance discussed above. Merck KGaA, through its subsidiary Lipha, purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal, PRI's largest shareholder prior to the transaction and Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal in three years. After giving effect to such transactions, Merck KGaA and its affiliates currently have a 42% stake in the Company and have the right to purchase up to an aggregate of approximately 46% of the Company's Common Stock.


   Under the Stock Purchase Agreement, Lipha has the right to designate a majority of the Company's directors. Lipha and its affiliates have agreed to not engage in certain business combinations including the Company for a period of three years, unless a majority of the three directors designated by the Company's former Board of Directors consents. Lipha will have certain rights of first refusal to acquire equity stock of the Company in the event of future equity offerings.


   On June 30, 1998, the Company paid all outstanding revolving credit advances pursuant to the Loan Agreement with GECC with a portion of the proceeds from the equity investment and GECC relinquished operating control over the Company's cash receipts. As of July 31, 1998, the borrowing base was approximately $12,300,000 and no amounts were outstanding under the line of credit. PRI and GECC are currently negotiating new terms for the credit facility. The remainder of the proceeds from the equity investment is planned to be used for working capital, including possible business expansion.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   CERTAIN STATEMENTS IN THIS FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS; (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION OF THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES,
(IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS, AND (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER CURRENT SIGNIFICANT AGREEMENTS.


RESULTS OF OPERATIONS

GENERAL


   The Company's operating losses for the nine-month and three-month periods ended June 27, 1998 of $7,059,000 and $2,111,000, respectively, decreased from operating losses of $12,730,000 and $3,365,000 in the corresponding periods of the prior fiscal year. The improvement in both periods was due primarily to increased sales and gross margins, as described below, and lower operating expenses in the nine-month period. The Company's net loss of $3,955,000 and net income of $1,300,000 for the current nine-month and three-month periods, respectively, improved from net losses of $13,579,000 and $3,835,000 in the corresponding periods of the prior fiscal year. Current year results included non-recurring income of approximately $3,600,000 in both periods pursuant to an amendment to the distribution agreement between Par and Sano (see "Notes to Financial Statements-Distribution Agreements-Sano Corporation"). If current sales and gross margin levels are not increased from additional sales of new distributed or manufactured products, the Company will continue to experience losses.


   In an effort to position the Company for future growth while strengthening its current financial condition and near and long-term product line, PRI entered into a strategic alliance on March 25, 1998 with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. Under the agreement, which was completed on June 30, 1998, Merck KGaA, through its subsidiary Lipha, paid the Company $20,800,000, or $2.00 per share, for 10,400,000 newly-issued shares of PRI's Common Stock. The Company also issued to Merck KGaA and Genpharm five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. A portion of the proceeds from the stock sale were used to repay advances made to the Company under its existing line of credit and the remainder is planned to be used for working capital, including possible business expansion. In addition, the Company received the sole rights to the portfolio of products covered by a distribution agreement with Merck KGaA's Canadian subsidiary Genpharm, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. Genpharm will pay all of the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products
(see "Notes to Financial Statements-Strategic Alliance", -Distribution Agreements-Genpharm, Inc." and "-Subsequent Events-Equity Investment").


    The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things; (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs. In an attempt to improve eroding margins, a recent trend developing in the industry is the raising of prices on products that do not generate an adequate profit or discontinuing them. Consequently, the Company increased pricing on a limited number of products while discontinuing certain unprofitable products. In an effort to further lessen the unfavorable impact of the continued price and profit margin erosion on certain significant manufactured products, the Company has reduced operating costs and entered into several significant agreements, as described elsewhere in this Form 10-Q (see "Notes to Financial Statements-Strategic Alliance", "-Distribution Agreements" and "-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions").


   Critical to any significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at selling prices that generate significant gross margin. The strategic alliance with Merck KGaA is expected to provide the Company with a significant number of additional products for its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline. The Company plans to continue to invest in research and development efforts in addition to pursuing additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution agreements.
No assurance can be given that any additional products for sale by the Company will occur or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "--Financial Condition-Liquidity and Capital Resources").


NET SALES


   Net sales for the nine-month period ended June 27, 1998 of $43,594,000 increased $7,593,000, or 21%, from $36,001,000 for the nine-month period ended June 28, 1997. The sales growth was primarily attributable to significantly higher volumes of a lower margin manufactured product due to increased demand from two customers. The manufacturing of this product was transferred to BASF in June 1998. Also contributing to the sales improvement was the continuing increase in sales of two distributed products manufactured by BASF under the Supply Agreement and the introduction of three new products, the nicotine patch manufactured by Sano, Zorprin(R) manufactured by BASF and the first product distributed by the Company under the Distribution Agreement (see "Notes to Financial Statements-Distribution Agreements-Genpharm, Inc."). Net sales of these six products, and to a lesser extent, price and volume increases on several other manufactured products more than offset the discontinuance of certain unprofitable products and the continuing decreases in pricing and volume of three of the Company's products, which had historically accounted for a significant percentage of the Company's sales and gross margins. The reductions in pricing and volume of these three products resulted principally from the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products. Net sales of distributed product for the nine-month period increased to approximately 40% of the Company's total net sales compared to approximately 20% of the total in the same period of the prior year.


   Net sales of $17,886,000 for the third quarter of fiscal 1998 increased $6,137,000, or 52%, compared to sales of $11,749,000 for the corresponding quarter of fiscal 1997. The increase is principally attributable to a higher volume of a lower margin manufactured product, the introduction of three new distributed products and higher sales of two other distributed products. Price and sales volume increases during the current quarter on several manufactured products offset the continuing lower sales of certain significant products, as described above, in addition to the discontinuance of some unprofitable products. Net sales of distributed product for the third quarter increased to approximately 50% of the Company's total net sales versus approximately 25% of the total for the same quarter of last year.


   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of Abbreviated New Drug Applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products, and (v) the level of customer service.


GROSS MARGIN


   The gross margin of $4,169,000 (10% of net sales) for the nine-month period ended June 27, 1998 increased $2,794,000 from $1,375,000 (4% of net sales) in the corresponding period of the prior fiscal year. The gross margin improvement was principally due to higher volumes of a lower margin manufactured product together with more favorable raw material pricing, increased margin contributions from higher margin products manufactured by BASF under the Supply

Agreement, and the introduction of three new products. These improvements along with reduced manufacturing costs, and to a lesser extent, price increases on certain products, more than offset the continuing lower selling prices and decreased volumes of certain significant manufactured products resulting from increased competition from other generic drug manufacturers.


   The Company's gross margin for the three-month period ended June 27, 1998 of $2,036,000 (11% of net sales) increased $1,419,000 from $617,000 (5% of net sales) in the corresponding three-month period of the prior year. The improvement is primarily attributable to a higher volume of a lower margin manufactured product, increased margin contributions from products manufactured by BASF, and the introduction of three new products in the current year. These factors along with price increases on several products and reduced manufacturing costs more than offset the continuing lower sales of certain significant products, as described above.


   Inventory write-offs amounted to $1,372,000 and $877,000 for the nine-month and three-month periods ended June 27, 1998, respectively, compared to $1,148,000 and $514,000 in the corresponding periods of the prior year. The increase in both periods was primarily attributable to the write-off of obsolete inventory due to the discontinuance of certain products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf life.


OPERATING EXPENSES

Research and Development

   Research and development expenses were $2,669,000 for the nine-month period ended June 27, 1998 compared to $4,627,000 for the corresponding period of the prior fiscal year. The lower cost in the current year is due to advances of $1,957,000 paid to Sano in the prior year. In August 1997, the Company acquired Clal's 51% ownership interest in IPR in which PRI previously had owned 49% (see "Notes to Financial Statements-Long-Term Debt"). The Company recorded an aggregate of $1,214,000 in research and development expenses for IPR for the current nine-month period compared to $610,000 in the corresponding period of the prior year. The higher costs of IPR, due to the Company absorbing 100% of the expenses in the current year compared to 49% in the prior year, were offset by reduced spending in the Company's domestic research and development operation as IPR assumed responsibility for certain functions previously performed in the United States.


   In the three-month period ended June 27, 1998 research and development expenses of $900,000 were comparable to $850,000 for the same period of last year. Research and development expenses for IPR in the current fiscal quarter were $485,000 versus $231,000 in the corresponding quarter of the prior year. The higher costs of IPR were partially offset by lower domestic research and development spending.


   During fiscal 1997, the Company's domestic research and development program was fully integrated with the research operations in Israel. The Company has ANDAs for two potential products pending with the FDA and awaiting approval. The Company expects to complete three additional product submissions by the end of the current calendar year. Recently, PRI received FDA approval of its ANDAs for two products which the Company expects to begin marketing shortly.


   As part of the Distribution Agreement entered into with Genpharm, Genpharm is required to pay all of the research and development costs associated with a portfolio of products covered by the Distribution Agreement. The Distribution Agreement will grant the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. The Company will pay Genpharm a certain percentage of the gross margin on sales of those products (see "Notes to Financial Statements-Distribution Agreements-Genpharm, Inc.").

Selling, General and Administrative

   Selling, general and administrative costs of $8,559,000 (20% of net sales) for the nine months ended June 27, 1998 were reduced $919,000 from $9,478,000 (26% of net sales) in the corresponding period ended June 28, 1997. The lower expenses in the current period were primarily attributable to a decline in personnel costs resulting from head count reductions (see "Notes to Financial Statements -Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions").

   For the three months ended June 27, 1998, selling, general and administrative costs of $3,247,000 (18% of net sales) were moderately higher than $3,132,000 (27% of net sales) for the corresponding three-month period of last year. The increase reflects higher costs incurred in connection with an equity investment in the Company (see "Notes to Financial Statements -Subsequent Events-Equity Investment") and additional selling costs associated with a new product introduction.


   The Company's previous trend of decreasing selling, general and administrative costs is expected to end in subsequent periods as the Company plans to increase and strengthen its sales force and expand marketing efforts in anticipation of product introductions.


OTHER INCOME (EXPENSE)

   Other income of $3,778,000 and $3,632,000 for the nine-month and three-month periods ended June 27, 1998, respectively, included approximately $3,600,000 from the sale of product rights pursuant to an amendment to the distribution agreement between the Company and Sano (see "Notes to Financial Statements-Distribution Agreements-Sano Corporation" and "--Liquidity and Capital Resources"). Prior year expenses of $28,000 and $277,000 for the corresponding nine-month and three-month periods, respectively, included a loss on the sale of Fine-Tech Ltd. ("Fine-Tech") stock partially offset by gains on the sale of Sano stock.


INCOME TAXES


   Management has determined, based on the Company's recent performance and the uncertainty of the generic drug business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended June 27, 1998 or June 28, 1997 (see "Notes to Financial Statements-Income Taxes"). The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES


   Working capital of $12,411,000 at June 27, 1998 decreased $3,548,000 from $15,959,000 at September 30, 1997. The decrease is principally due to the use of funds to finance operating losses. As a result of a cash management system pursuant to the financing agreement that the Company entered into with GECC, the only remaining cash balance at June 27, 1998 was cash at IPR (see "-- Financing"). The working capital ratio of 2.0x in the current period declined from 2.3x at fiscal 1997 year end.


   In August 1997, the Company, through one of its subsidiaries, acquired Clal's 51% ownership interest in their research and development joint venture in Israel for $447,000 in cash obtained from the sale of Fine-Tech stock and a non-recourse secured promissory note for $1,500,000 bearing interest at 7% per annum. The Company is obligated to invest not less than $1,500,000 each year in IPR until the note is repaid. The Company intends to prepay the note in full with a payment of $600,000 before August 13, 1998. Merck KGaA and the Company are negotiating an agreement where Merck KGaA would advance the Company the funds to prepay the note in exchange for consideration relating to IPR to be agreed upon in the future.


   Through March 1998, the Company loaned $875,000 to another generic drug manufacturer for working capital purposes. In March and April 1998, the loan, plus interest, was repaid in full (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").


   In May 1998, the Company amended its existing distribution agreement with Sano ceding its distribution rights to two products, one unconditionally and one conditionally, covered under the agreement. In return for relinquishing these rights, PRI received cash payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Sano in September 1998. The proceeds from this transaction were used to reduce the revolving credit line balance (see "Notes to Financial Statements-Distribution Agreement-Sano Corporation").

   Under the terms of a strategic alliance formed on March 25, 1998, Merck KGaA, through its subsidiary Lipha, paid the Company $20,800,000, or $2.00 per share, on June 30 1998 for 10,400,000 newly-issued shares of PRI's Common Stock. The Company used approximately $3,600,000 of the net proceeds from the stock sale to repay advances made to it under its existing line of credit and the remainder is planned to be used for working capital, including possible business expansion (see "Notes to Financial Statements-Subsequent Events-Equity Investment").


   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed above, out of its working capital, (including proceeds from the stock sale to Lipha) and if necessary with borrowings against its line of credit, to the extent then available (see "--Financing"). If, however, the Company continues to experience significant losses over the next year, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.


FINANCING


   The Company's total outstanding short-term and long-term debt at June 27, 1998 amounted to $4,674,000 and $2,961,000, respectively. The short-term debt consists of the outstanding amount under the Company's line of credit with GECC, which was repaid in full on June 30, 1998, and the long-term debt consists primarily of capital leases, an outstanding mortgage loan with a bank and a non-recourse secured promissory note resulting from the acquisition of Clal's interest in IPR in fiscal 1997 (see "Notes to Financial Statements-Short-Term Debt" and "-Long-Term Debt").


   In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. On May 22, 1998, the Company and GECC amended the Loan Agreement in connection with Merck KGaA's equity investment in the Company (see "Notes to Financial Statements-Subsequent Events-Equity Investment"). Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 3.50% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI, and their affiliates established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.


   On June 30, 1998, the Company paid all outstanding revolving credit advances pursuant to the Loan Agreement with a portion of the proceeds from the equity investment by Merck KGaA and GECC relinquished operating control over the Company's cash receipts. As of July 31, 1998, the borrowing base was approximately $12,300,000 with no amounts outstanding under the line of credit. PRI and GECC are currently negotiating new terms for the credit facility.

                          PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ---------------------------------------------------


   An Annual Meeting of Shareholders of the Company was held on June 26, 1998. The following matters were voted on and approved by the holders of shares of the Company's Common Stock:


   The first proposal presented to the shareholders was to elect seven members of the Company's Board of Directors, divided into three classes, Class I to serve until 2000, Class II to serve until 2001 and Class III to serve until 1999, and until their respective successors are duly elected and qualified. There were 11,541,739 and 11,544,774 shares of Common Stock cast in favor of electing Anthony S. Tabatznik and J. Neil Tabatznik, respectively, Class I Directors which represented a plurality of the shares of the Company's Common Stock cast for such proposal, and 537,240 and 534,205, shares were withheld, respectively. There were 11,464,072, 11,519,932 and 11,515,375 shares of Common Stock cast in favor of electing Kenneth I. Sawyer, Mark Auerbach and Stephen A. Ollendorff, respectively, Class II Directors which represented a plurality of the shares of the Company's Common Stock cast for such proposal, and 614,907, 559,047 and 563,604, shares were withheld, respectively. There were 11,542,223 and 11,543,935 shares of Common Stock cast in favor of electing Bernhard Scheuble and Klaus H. Jander, respectively, Class III Directors which represented a plurality of the shares of the Company's Common Stock cast for such proposal, and 536,756 and 535,044, shares were withheld, respectively. There were no broker non-votes.


   The second proposal presented to the shareholders was to approve the sale of 10,400,000 shares of the Company's Common Stock to Lipha Americas, Inc. at a price of $2.00 per share and grant the issuance of stock options to Merck KGaA, Darmstadt, Germany, and Genpharm Inc. to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share. There were 11,734,992 shares of Common Stock cast in favor of such proposal which represented a majority of the outstanding shares of the Company's Common Stock, and 5,057,781 shares of Common Stock voted against such proposal, including 4,775,130 abstentions and non-voted Broker shares.


   The third proposal presented to the shareholders was to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 90,000,000. There were 11,368,619 shares of Common Stock cast in favor of such proposal which represented a majority of the outstanding shares of the Company's Common Stock, and 5,424,154 shares of Common Stock voted against such proposal, including 4,792,700 abstentions and non-voted Broker Shares.


   The fourth proposal presented to the shareholders was to approve and adopt the Company's 1997 Directors Stock Option Plan. There were 14,892,583 shares of Common Stock cast in favor of such proposal which represented a majority of the shares of the Company's Common Stock cast for such proposal, 1,441,854 shares of Common Stock voted against such proposal, and 459,136 shares abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------


   (a)  Exhibits:


        27 -  Financial Data Schedule.


   (b)  Reports on Form 8-K:


   The Company, on July 14, 1998, filed a Current Report on Form 8-K, relating to the consummation of the transactions with Merck KGaA and its affiliates.

                                  SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PHARMACEUTICAL RESOURCES, INC.


                                  (Registrant)



August 7, 1998                   /s/ Kenneth I. Sawyer
                                 ---------------------------------------
                                 Kenneth I. Sawyer
                                 Chief Executive Officer and Chairman of
                                 the Board of Directors
                                 (Principal Executive Officer)



August 7, 1998                   /s/ Dennis J. O'Connor
                                 ---------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------





   Exhibit Number               Description                     Page Number
   --------------               -----------                     -----------

       27               Financial Data Schedule                      18