Form 10-K405
period 1998-09-30
PHARMACEUTICAL RESOURCES INC
filed 1998-12-29
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For Fiscal Year Ended September 30, 1998

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

     TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                      The New York Stock Exchange, Inc.
     Common Stock, $.01 par value     The Pacific Stock Exchange, Inc.
     ----------------------------     --------------------------------
                                      The New York Stock Exchange, Inc.
     Common Stock Purchase Rights     The Pacific Stock Exchange, Inc.
     ----------------------------     --------------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:    Yes     X     No
                                                  ------      -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
            ------



   The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant was $131,174,874 as of December 22, 1998 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

     Number of shares of the Registrant's common stock outstanding as of
                         December 22, 1998: 29,321,044
                  DOCUMENTS INCORPORATED BY REFERENCE : NONE


         This is page 1 of 65 pages.  The exhibit index is on page 31.

                                    PART  I

ITEM 1.  BUSINESS.
------   --------

GENERAL

   Pharmaceutical Resources, Inc. ("PRI" or the "Company") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs in the United States. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs.

   The Company's current product line consists of prescription and, to a much lesser extent, over-the-counter drugs. Approximately 91 products representing various dosage strengths of 34 drugs are currently being marketed (see "-- Product Line Information"). Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Normally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs.

   The Company markets its products primarily to wholesalers, drug distributors, repackagers and retail drug store chains principally through its own sales staff. Par also has a significant over the counter business through which it sells its products to specific marketing sales organizations that repackage and sell private label products to large chain drug stores. In addition, the Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "--Marketing and Customers").

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

Significant Developments:

   Results of Operations. Although the Company continued to be unprofitable in the fiscal year ended September 30, 1998, PRI experienced net sales growth and gross margin improvements for the first year in several years. In the most recent fiscal year, several products were introduced through new and existing distribution agreements, and together with increased sales of certain existing distributed products sold under a supply agreement with BASF Corporation ("BASF"), led to sales growth of 14% over the prior fiscal year. The recent trend of decreased selling, general and administrative costs ended during the second half of the last fiscal year as the Company strengthened its sales force and expanded marketing efforts in anticipation of product introductions. In addition, the Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment after moving a substantial portion of the manufacturing volume at its facility in Congers, New York to BASF (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   Product Line Restructuring. In an attempt to reduce operating losses, the Company plans to implement measures during fiscal year 1999 to reduce costs and increase operating efficiencies. The Company will discontinue six unprofitable products from its product line, eliminate approximately 70 positions, primarily in manufacturing and various manufacturing support functions, and reduce certain related expenses. These measures are expected to result in a charge of approximately $3,000,000 in the quarter ended December 31, 1998 including severance payments and other employee termination benefits, inventory reserves and write-downs for the impairment of assets affected by the termination of the six products. The Company expects to continue to search for additional measures to improve its operations in order to reduce costs and obtain other operating efficiencies. Further, the Company plans to continue to seek new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   Equity Investment. The Company consummated a strategic alliance on June 30, 1998 with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000. A portion of the proceeds from the stock sale were used to repay advances made to the Company under its existing line of credit. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. Under the Stock Purchase Agreement, Lipha has appointed a majority of the members of the Company's Board of Directors. As part of the agreement, the Company received the exclusive United States distribution rights to the portfolio of products covered by a distribution agreement with Genpharm. Genpharm will pay all of the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products in the United States. To date the Company has introduced three of such products and anticipates introducing several more in fiscal 1999 (see "--Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction, and Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal in July 2001. After giving effect to such transactions, Merck KGaA and its affiliates currently have a 42% stake in the Company and have the right to purchase up to an aggregate of approximately 46% of the Company's Common Stock.

   This alliance provides the Company with a significant number of potential products for its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, working capital for possible business expansion, improved financial condition through elimination of certain significant outstanding debt and access to Merck KGaA's expertise and experience in the industry.

   Transdermal Distribution Rights. On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (together "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Under the Termination Agreement, the Company retained exclusive distribution rights in the United States for a transdermal nicotine patch developed by Elan for a period of up to twelve months. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000 less any profit generated by sales of the product between September 29, 1998 and the termination date in consideration of the termination of Par's long-term distribution rights for a nicotine patch and a nitroglycerin patch (see "--Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   Sales and Marketing Organization. During fiscal year 1998, the Company strengthened its internal sales force by hiring additional experienced personnel in several key positions to help the Company distribute the products generated from the Merck KGaA relationship, the internal research and development program and additional licensing opportunities that may become available in the future (see "--Marketing and Customers").


PRODUCT LINE INFORMATION

   The Company operates primarily in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes products in the semi-solid form of a cream, reconstituted suspensions/solutions and transdermal delivery systems (see "--Research and Development").

   Par markets approximately 57 products, representing various dosage strengths of 19 drugs that are manufactured by the Company and approximately 34 products, representing various dosage strengths of 15 drugs that are manufactured for it by other companies (see "--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Par holds abbreviated new drug applications ("ANDAs") for the drugs which it manufactures. Below is a list of drugs manufactured and/or distributed by Par. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

            Name                        COMPETITIVE BRAND-NAME DRUG
            ----                        ---------------------------
       Central Nervous System:
       Alprazolam                              Xanax
       Benztropine Mesylate                    Cogentin
       Carisoprodol and Aspirin                Soma Compound
       Clonazepam                              Klonopin
       Doxepin Hydrochloride                   Sinequan, Adapin
       Fluphenazine Hydrochloride              Prolixin
       Flurazepam Hydrochloride                Dalmane
       Haloperidol                             Haldol
       Imipramine Hydrochloride                Tofranil
       Meclizine Hydrochloride                 Antivert
       Methocarbamol and Aspirin               Robaxisal
       Prochlorperazine Maleate                Compazine
       Temazepam                               Restoril
       Triazolam                               Halcion

       Cardiovascular:
       Amiloride Hydrochloride                 Midamor
       Atenolol                                Tenormin
       Hydralazine Hydrochloride               Apresoline
       Hydra-Zide                              Apresazide
       Indapamide                              Lozol
       Isosorbide Dinitrate                    Isordil
       Minoxidil                               Loniten
       Nicardipine Hydrochloride               Cardene

       Anti-Inflammatory:
       Aspirin (zero order release)            Zorprin
       Ibuprofen                               Advil, Nuprin, Motrin
       Naproxen Sodium                         Aleve

       Anti-Infective:
       Amoxicillin                             Amoxil
       Ampicillin                              Principen
       Penicillin V Potassium                  V-Cillin K

       Anti-Cancer:
       Megestrol Acetate                       Megace

       Transdermal:
       Nicotine                                Habitrol

       Other:
       Allopurinol                             Zyloprim
       Dexamethasone                           Decadron
       Methylprednisolone                      Medrol
       Silver Sulfadiazine (SSD)               Silvadene

   The Company seeks to introduce new products not only through internal research and development, but also through joint venture, distribution and other agreements with pharmaceutical comp anies located throughout the world. The Company's material distribution agreements are described below. As part of that strategy, it has pursued and continues to pursue arrangements or affiliations which it believes, in general, should provide access to raw materials at favorable prices, share development costs, generate profits from jointly developed products and expand distribution channels for new and existing products.

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF, a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The Supply Agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the Supply Agreement, Par agreed to purchase at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company has met the minimum purchase requirements of calendar year 1998 for two of the higher volume products and BASF has agreed to waive the minimum requirement in calendar 1998 for the third product. The Company began selling drugs manufactured by BASF and BASF transferred to Par the marketing and sales of certain products covered by the Supply Agreement in June 1997 and the agreement became fully implemented in August 1997.

   In connection with the Stock Purchase Agreement, Genpharm and the Company have entered into a distribution agreement, dated March 25, 1998 (the "Genpharm Distribution Agreement"), pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or are expected to be submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products which are subject to the Genpharm Distribution Agreement and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products. The Company is currently marketing three products under the Genpharm Distribution Agreement and anticipates introducing several more in fiscal 1999.

   Par has the exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan for a twelve-month period ending September 29, 1999. Elan may terminate the distribution rights earlier upon three months notice in certain circumstances. Par pays to Elan a certain percentage of gross profits from the sale of the transdermal nicotine patch. Pursuant to the Termination Agreement, Elan agreed to pay Par a perpetual royalty for all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel. Under the Termination Agreement, the Company's percentage share of the gross profit on sales of the nicotine patch was increased, subject to certain conditions. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000 less any profit generated by sales of the product between September 29, 1998 and the termination date, subject to a minimum payment of $1,000,000, in consideration of the termination of Par's long-term distribution rights for a nicotine patch and a nitroglycerin patch. Elan received U.S. Food and Drug Administration ("FDA") approval for its nicotine patch in October 1997 and the Company began selling the patch in January 1998. Elan develops transdermal delivery systems utilizing a patch that incorporates the appropriate drug dosage into an adhesive that attaches the patch to the skin.


RESEARCH AND DEVELOPMENT

   The Company is actively developing thirteen products. The Company expects that approximately six of these products will be the subject of a biostudy in fiscal year 1999, but has not filed any ANDAs with respect to such potential products. The Company plans that its expenditures in fiscal year 1999 will remain at approximately the same levels from the prior fiscal year. The scientific process of developing new products is complex and time consuming, as is obtaining FDA approval, and the development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons. The Company conducts a significant part of its research and development in Israel through Israel Pharmaceutical Resources L.P. ("IPR"). Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. The Company and Merck KGaA have an agreement in principle in which Merck KGaA will share one-half of the costs of IPR's operating budget, beginning in fiscal year 1999, in exchange for the non-United States distribution rights to the products developed by IPR.

   The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $100,000 to $500,000 per study. During fiscal year 1998, the Company contracted with outside laboratories to conduct biostudies for three potential new products and will continue to do so in the future. Biostudies must be conducted and documented in conformity with FDA standards (see "-- Government Regulation"). In addition, the Company from time to time enters into agreements with others with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development.

   The research and development of oral solid products, including preformulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy or patent issues associated with the product. Currently, the Company has ANDAs pending with the FDA for three proposed products. No assurance can be given that the Company will successfully complete the development of products currently under development or proposed for development, that it will obtain regulatory approval for any such product or that any approved product will be produced in commercial quantities. Improvement in the Company's financial condition depends upon the acquisition and introduction of new products at profitable prices to replace declining revenues from older products. The failure of the Company to introduce profitable new products in a timely manner could have a material adverse effect on the Company's operating results and financial condition (see "--Competition").

   For its 1998, 1997 and 1996 fiscal years, the Company incurred research and development expenses of $5,775,000, $5,843,000 and $5,160,000, respectively. The Company had advanced $7,629,000 to Elan in prior fiscal years for the development of transdermal products. No advances were made to Elan in fiscal year 1998. The advances were recorded as research and development expenses in the periods they were made (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results-Research and Development").


MARKETING AND CUSTOMERS

   The Company markets its products under both Par and private labels principally to wholesalers, distributors, repackagers, retail drug store chains and, to a lesser extent, drug manufacturers and government agencies primarily through its own sales staff. The Company also markets to customers in the managed health care market. Such customers include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.


   Following industry trends, the Company has experienced a significant change in its distribution channels in the last several years. In general, sales of generic drugs to distributors have been decreasing, while sales to wholesalers, repackagers and chains have been increasing. The Company believes that competition between distributors and consolidation among wholesalers and retailers have resulted in additional pressure to decrease prices. Additionally, aggressive pricing strategies by distributors which are attempting to maintain or increase market share have adversely affected the Company's ability to market its products. Consequently, price reductions have resulted in lower gross margins for the Company (see "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

   The Company strengthened its internal sales force in fiscal year 1998 by hiring additional experienced personnel in several key positions. After reducing selling costs in fiscal year 1997, the Company reversed the trend to capitalize on anticipated product introductions from the Merck KGaA relationship, the internal research and development program and additional licensing opportunities that may become available in the future.

   The Company has approximately 185 customers. During fiscal year 1998, sales to the Company's three largest customers, Bergen Brunswig Corporation, Leiner Health Products Inc. and McKesson Drug Co. accounted for approximately 15%, 14% and 12%, respectively, of net sales. None of these customers has written agreements with the Company. The loss of any of these customers or the substantial reduction in orders from any of such customers would have a material adverse effect upon the Company's operating results and financial condition (see "Notes to Financial Statements-Accounts Receivable-Major Customers").


ORDER BACKLOG

   The dollar amount of open orders, as of September 30, 1998, believed by management to be firm, was approximately $7,700,000, as compared to approximately $3,300,000 at September 30, 1997. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.


COMPETITION

   The generic pharmaceutical industry is highly and increasingly competitive. The Company has identified at least ten principal competitors, and experiences varying degrees of competition from numerous other companies in the health care industry. The Company's competitors include many generic drug manufacturers and a number of major branded pharmaceutical companies which, as part of their business, market both brand-name prescription drugs and generic versions of these brand-name drugs. Many of the Company's competitors have greater financial and other resources than the Company and are able to spend more for product development and marketing.

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


   During fiscal year 1998, four of the Company's products accounted for approximately 63% of its net sales compared to 56% and 48%, respectively, of net sales in fiscal years 1997 and 1996. One of these products has historically accounted for a significant percentage of the Company's sales and gross margins. A competitor of the Company received FDA approval for this product in fiscal year 1996 when, prior to that time, the Company had been the sole generic manufacturer. Due to the increased competition with respect to this and other products, the Company's sales and gross margins have been materially and adversely affected (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-General", "-Net Sales" and "-Gross Margins").

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


EMPLOYEES

   As of September 30, 1998, the Company had approximately 320 employees (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Event").


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

   3. Abbreviated New Drug Applications: The Waxman-Hatch Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). As the safety and efficacy have already been established by the innovator company, the FDA waives the need for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical antifungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain chemistry, manufacturing, labeling, and stability data.

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


ITEM 2.  PROPERTIES.
------   ----------

   The Company owns its executive offices and a substantial portion of its production and domestic research facilities which are housed in an approximately 92,000 square foot facility built to Par's specifications. This building, occupied by Par since fiscal year 1986, also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion.

   The Company owns an approximately 36,000 square foot building on two acres in Chestnut Ridge, New York, across the street from its executive offices. This property was acquired in fiscal year 1994 and is used for offices and warehousing. The purchase of the land and building was financed by a mortgage loan.

   Par owns a third facility consisting of an approximately 33,000 square foot building located on six acres in Congers, New York, which is used for tablet coating operations and product manufacturing. During fiscal year 1998, the Company moved a substantial portion of the manufacturing at this facility to BASF and will attempt to move the remaining production and tablet coating operations to another location. The Company will attempt to sell or lease the facility in fiscal year 1999.

   Par occupies approximately 47,000 square feet of a building in Chestnut Ridge, New York for warehouse space under a lease which expires December 2004. The Company has the option to extend the lease for two additional five-year periods.

   Par also leases an 11,000 square foot facility in Upper Saddle River, New Jersey, for certain of its manufacturing operations. The lease covering this facility expires November 2000, and has two two-year renewal options.

   IPR leases approximately 13,000 square feet in Even Yehuda, Israel for product research and development. The lease expires May 2000 and has a two-year renewal option and one thirty-five month renewal option. The Company guarantees the lease.

   The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" and "Notes to Financial Statements-Long- Term Debt" and "-Commitments, Contingencies and Other Matters-Leases").


ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

   The Company is involved in certain litigation matters, including certain product liability actions and actions by a former officer for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business, and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or liquidity.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ---------------------------------------------------

   An Annual Meeting of Shareholders of the Company was held on June 26, 1998. The following matters were voted on and approved by the holders of shares of the Company's Common Stock:

   The first proposal presented to the shareholders was the election of seven members of the Company's Board of Directors which is divided into three classes:
Class I serves until 2000, Class II serves until 2001 and Class III serves until 1999. There were 11,541,739 and 11,544,774 shares of Common Stock cast in favor of electing Anthony S. Tabatznik and J. Neil Tabatznik, respectively, as Class I Directors which represented a plurality of the shares cast and 537,240 and 534,205 shares, respectively, were withheld. There were 11,464,072, 11,519,932 and 11,515,375 shares of Common Stock cast in favor of electing Kenneth I. Sawyer, Mark Auerbach and Stephen A. Ollendorff, respectively, as Class II Directors which represented a plurality of the shares cast and 614,907, 559,047 and 563,604 shares, respectively, were withheld. There were 11,542,223 and 11,543,935 shares of Common Stock cast in favor of electing Bernhard Scheuble and Klaus H. Jander, respectively, as Class III Directors which represented a plurality of the shares cast and 536,756 and 535,044 shares, respectively, were withheld. There were no broker non-votes.

   The second proposal presented to the shareholders was the approval of the sale of 10,400,000 shares of the Company's Common Stock to Lipha at a price of $2.00 per share and the grant of stock options to Merck KGaA and Genpharm to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share. There were 11,734,992 shares cast in favor of such proposal which represented a majority of the outstanding shares of the Company's Common Stock, and 5,057,781 shares voted against such proposal, including 4,775,130 abstentions and non-voted broker shares.

   The third proposal presented to the shareholders was to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 90,000,000. There were 11,368,619 shares cast in favor of such proposal which represented a majority of the outstanding shares of the Company's Common Stock, and 5,424,154 shares voted against such proposal, including 4,792,700 abstentions and non-voted broker shares.

   The fourth proposal presented to the shareholders was the approval and adoption of the Company's 1997 Directors Stock Option Plan. There were 14,892,583 shares cast in favor of such proposal which represented a majority of the shares of the Company's Common Stock cast for such proposal, 1,441,854 shares voted against such proposal, and 459,136 shares abstained. There were no non-voted broker shares.

   Any proposal which is intended to be presented by any shareholder of the Company for action at the 1999 Annual Meeting of Shareholders must be received in writing by the Secretary of the Company, at One Ram Ridge Road, Spring Valley, New York, 10977, not later than January 5, 1999 in order for such proposal to be considered for inclusion in the proxy statement and form of proxy relating to the 1999 Annual Meeting of Shareholders. The rules promulgated by the Securities and Exchange Commission may permit the Company to exercise discretionary authority to vote on shareholder proposals at the 1999 Annual Meeting of Shareholders if proposals are not included in the proxy statement relating to such meeting and the Company does not have notice of the proposal before March 21, 1999.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

 (a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol "PRX". The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                               FISCAL YEAR ENDED IN
                          ------------------------------
QUARTER ENDED                  1998            1997
                          --------------  --------------
                            HIGH   LOW      HIGH   LOW
                          ------- ------  ------- ------

          December 31      $2.50  $1.13    $6.00  $3.38

          March 31          4.75   1.44     4.38   2.88

          June 30           5.00   3.56     3.75   2.13

          September 30      6.31   3.81     2.88   1.94


 (b) Holders. As of December 22, 1998, there were approximately 3,200 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

 (c) Dividends. During the two most recent fiscal years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition. The Company's current loan agreement prohibits the declaration or payment of any dividend, or the making of any distribution, to any of the Company's stockholders (see "Notes to Financial Statements-Short-Term Debt").

 (d) Recent Stock Price. On December 22, 1998, the closing price of a share of the Common Stock on the NYSE was $4.50 per share.

 (e) Recent Sales of Unregistered Securities. The Company, on June 30, 1998, sold 10,400,000 shares of Common Stock to Lipha at a purchase price of $2.00 per share, and issued stock options to purchase an aggregate of 1,171,040 shares of Common Stock to Merck KGaA and Genpharm at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. The options are exercisable commencing on July 10, 2001 and expire on April 30, 2003. Such shares and stock options were issued pursuant to an exemption provided by Section 4(2) and/or Section 4(6) of the Securities Act of 1933. Lipha, Merck KGaA and Genpharm have registration rights with respect to the shares of Common Stock they own (see "Certain Relationships and Related Transactions").

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------
                                                                      Fiscal Year Ended In
                                                       ---------------------------------------------------
                                                         1998       1997       1996       1995      1994
                                                       ---------  ---------  ---------  --------  --------
INCOME STATEMENT DATA                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                              $ 60,380   $ 53,172   $ 57,959   $66,503   $69,169
Cost of goods sold                                       56,135     49,740     48,299    45,514    45,774
                                                       --------   --------   --------   -------   -------
   Gross margin                                           4,245      3,432      9,660    20,989    23,395
Operating expenses:
 Research and development                                 5,775      5,843      5,160     5,487     3,874
 Selling, general and administrative                     12,765     12,461     17,168    16,192    13,463
 Asset impairment\restructuring charge                    1,212          -        549         -         -
                                                       --------   --------   --------   -------   -------
   Total operating expenses                              19,752     18,304     22,877    21,679    17,337
                                                       --------   --------   --------   -------   -------
   Operating (loss) income                              (15,507)   (14,872)   (13,217)     (690)    6,058
Settlements                                                   -          -          -     2,029         -
Other income-net                                          6,261      6,926      2,007        77       269
Interest (expense) income                                  (382)      (545)       118        32      (309)
                                                       --------   --------   --------   -------   -------
(Loss) income from continuing operations
 before provision for income taxes                       (9,628)    (8,491)   (11,092)    1,448     6,018
Provision for income taxes                                    -        410          -       836     1,785
                                                       --------   --------   --------   -------   -------
(Loss) income from continuing operations                 (9,628)    (8,901)   (11,092)      612     4,233
Income from discontinued operations                           -          -      2,800         -       466
                                                       --------   --------   --------   -------   -------
(Loss) income before change in accounting principle      (9,628)    (8,901)    (8,292)      612     4,699
Cumulative effect of change in accounting principle           -          -          -         -    14,128
                                                       --------   --------   --------   -------   -------
Net (loss) income                                      $ (9,628)  $ (8,901)  $ (8,292)  $   612   $18,827
                                                       ========   =========  ========   =======   =======
NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Continuing operations:
 Basic                                                 $   (.45)  $   (.48)  $   (.60)     $.04   $   .29
 Diluted                                               $   (.45)  $   (.48)  $   (.60)     $.04   $   .26
Discontinued operations:
 Basic                                                        -          -        .15         -       .03
 Diluted                                                      -          -        .15         -       .03
Change in accounting principle:
 Basic                                                        -          -          -         -       .99
                                                       --------   --------   --------   -------   -------
 Diluted                                                      -          -          -         -       .85
                                                       --------   --------   --------   -------   -------
Net (loss) income
 Basic                                                 $   (.45)  $   (.48)  $   (.45)     $.04   $  1.31
                                                       ========   =========  ========   =======   =======
 Diluted                                               $   (.45)  $   (.48)  $   (.45)     $.04   $  1.14
                                                       ========   =========  ========   =======   =======

Weighted average number of common and
   common equivalent shares outstanding:
 Basic                                                   21,521     18,681     18,340    16,670    14,321
                                                       ========   ========   ========   =======   =======
 Diluted                                                 21,521     18,681     18,340    17,143    16,495
                                                       ========   ========   ========   =======   =======

BALANCE SHEET DATA
Working capital                                        $ 29,124   $ 15,959   $ 20,716   $34,907   $19,996
Property, plant and equipment (net)                      24,283     27,832     26,068    24,371    23,004
Total assets                                             82,924     72,697     84,946    90,917    69,202
Long-term debt, less current portion                      1,143      2,651      2,971     4,259     5,490
Shareholders' equity                                     68,009     57,268     70,624    71,954    49,276

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

   CERTAIN STATEMENTS IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AS WELL AS THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-K INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS, (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS CONTINUING TO BE AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES,
(IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS IN OBTAINING REGULATORY APPROVALS AND (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS.


RESULTS OF OPERATIONS

General

   The Company experienced operating losses of $15,507,000, $14,872,000 and $13,217,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The losses were principally due to the continued volume and price erosion on certain existing manufactured products without significant new products at higher gross margins. Included in the net loss for fiscal year 1998 was a charge of $1,212,000 for asset impairment of the Company's Congers, New York facility as a result of outsourcing the manufacture of most of the products from such facility. Net sales growth in the current year was attributable to new distributed products and increased sales of products sold under the Supply Agreement with BASF. The sales growth led to some improvement in gross margins in fiscal year 1998 compared to fiscal year 1997. Net sales and gross margin declines in fiscal year 1997 from fiscal year 1996 were partially offset by a reduction in operating expenses. If current sales and gross margin levels are not increased by sales of substantially profitable new distributed or manufactured products, the Company will continue to experience losses.

   In an effort to improve the Company's growth prospects through the introduction of new products at profitable pricing and strengthen its current financial condition, PRI entered into a strategic alliance, completed on June 30, 1998, with Merck KGaA. Pursuant to the Stock Purchase Agreement, Merck KGaA, through its subsidiary Lipha, purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000. A portion of the proceeds from the stock sale were used to repay advances made to the Company under its existing line of credit. In addition, the Company issued to Merck KGaA and Genpharm, a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. As part of the agreement, the Company received the sole rights to the portfolio of products covered by the Genpharm Distribution Agreement, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or are expected to be submitted to the FDA for approval. Genpharm will pay all of the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products. To date the Company has introduced three products under the Genpharm Distribution Agreement and anticipates introducing several more in fiscal year 1999 (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution Agreements-Genpharm, Inc.").

   This alliance provides the Company with a significant number of potential products for its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, working capital for possible business expansion, improved financial condition through elimination of certain significant outstanding debt and access to Merck KGaA's expertise and experience in the industry.

    The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things; (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs (see "Business-Marketing and Customers" and "-Competition").

   Critical to any significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to new product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements.
No assurance can be given that any additional products for sale by the Company will occur or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products (see "--Financial Condition-Liquidity and Capital Resources").

NET SALES

   Net sales for the fiscal year ended September 30, 1998 of $60,380,000 increased $7,208,000, or 14%, from the corresponding period of the prior fiscal year. The sales growth was primarily attributable to the continuing increase in sales of two distributed products manufactured by BASF under the Supply Agreement and the introduction of three new products. These include the transdermal nicotine patch manufactured by Elan, Zorprin(R) manufactured by BASF and the first product distributed by the Company under the Genpharm Distribution Agreement. Net sales of these five products more than offset the discontinuance of certain unprofitable products and the continuing decreases in pricing and volume of three of the Company's manufactured products which had historically accounted for a significant percentage of the Company's sales and gross margins. The reductions in pricing and volume of these three products resulted principally from the introduction of other generic drug manufacturers' products in direct competition with the products. Net sales of distributed product for the most recent fiscal year increased to approximately 44% of the Company's total net sales compared to approximately 22% of the total for the same period of the prior year continuing the trend of greater reliance upon sales of distributed product. As the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. In the later part of the year, prices were increased on a limited number of products which do not generate adequate gross profit while discontinuing certain unprofitable products. The Company is continuing the evaluation of its existing product line and expects additional price increases and product deletions during the first half of fiscal year 1999.

   Net sales of $53,172,000 for the fiscal year ended September 30, 1997 decreased $4,787,000, or 8%, from sales of $57,959,000 for the year ended September 30, 1996. The decline was due principally to lower pricing and volume of one of the Company's significant products, and to a lesser extent, two other significant products as described above, partially offset by higher volumes of a lower margin manufactured product due to increased demand from one customer.
The reductions in pricing and volume resulted from increased competition from other drug manufacturers. Net sales in the fourth quarter of fiscal year 1997 of two distributed products manufactured by BASF under the Supply Agreement experienced significant increases over the same period of the prior year helping to offset the decline in sales of certain manufactured products. Net sales of distributed product as a percentage of the Company's total net sales for the fiscal year 1997 increased to approximately 22% from approximately 16% in fiscal year 1996.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of ANDAs and introduction of new manufactured products,
(iv) introduction of new distributed products and (v) the level of customer service (see "Business-Competition").

GROSS MARGINS

   The gross margin for the twelve-month period ended September 30, 1998 was $4,245,000 (7% of net sales) compared to $3,432,000 (6% of net sales) for the same period of the prior fiscal year. The gross margin improvement was primarily due to increased margin contributions from higher margin products manufactured by BASF under the Supply Agreement and the introduction of three new products. These improvements more than offset the continuing lower selling prices and decreased volumes of certain significant manufactured products, unfavorable manufacturing variances caused by a shift in production during the later part of fiscal year 1998 of the largest volume manufactured product from the Company's Congers facility to BASF and higher inventory write-offs resulting from the write-off of discontinued and slow moving products.

   Inventory write-offs amounted to $2,229,000, $1,630,000 and $1,395,000 for the twelve-month periods ended September 30, 1998, 1997 and 1996, respectively. The increase in the current period was primarily attributable to the write-off of material and obsolete inventory of approximately $768,000 due to discontinued products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf life.

   During fiscal year 1998, four of the Company's products accounted for approximately 63% of its net sales compared to 56% and 48%, respectively, of net sales in fiscal years 1997 and 1996. One of such products has historically accounted for a significant percentage of the Company's net sales and gross margin. A competitor of the Company received FDA approval for this product in fiscal year 1996 when, prior to that time, the Company had been the sole generic manufacturer. As a result of the increased competition, net sales of that product decreased from $13,581,000 in fiscal year 1996 to $6,098,000 in fiscal year 1997 to $3,969,000 in fiscal year 1998 with corresponding decreases in gross margin. Due to the increased competition with respect to this and other products, the Company's sales and gross margins have been materially and adversely affected. The Company has implemented measures to lessen the overall impact of these products including adding additional products through new and existing distribution agreements, increasing margins and volumes on certain existing products through the Supply Agreement with BASF, manufacturing process improvements and cost reductions. There can be no assurances that these measures will return the Company to profitability.

   The Company's gross margin of $3,432,000 (6% of net sales) for the fiscal year ended September 30, 1997 decreased significantly from $9,660,000 (17% of net sales) in the corresponding period of the prior fiscal year. The gross margin decline was attributable to the continued lower selling prices and decreased volumes of certain significant manufactured products resulting from increased competition. The increased gross margin contribution from the additional fourth quarter fiscal 1997 sales of products manufactured by BASF partially offset the decline in margins, however, the effect on the total margin for the year was negligible.

OPERATING EXPENSES

Research and Development

   Research and development expenses of $5,775,000 for the twelve-month period ended September 30, 1998 decreased $68,000 from the corresponding period of the prior fiscal year. In fiscal year 1998, the Company expensed $967,000 for advances made to Fine-Tech Ltd. ("Fine-Tech") for the development of raw material being utilized in the development of a finished dosage form of a generic product. The Company, in fiscal year 1997, made advances to Elan for the development of transdermal products, however similar advances were not made in fiscal year 1998. In fiscal year 1998, the Company incurred higher costs for IPR and increased biostudy activity. In August 1997, the Company acquired Clal's 51% ownership interest in IPR in which PRI previously had owned 49%. The current year cost of $1,763,000 for research and development expenses at IPR increased $733,000 over the aggregate cost in fiscal year 1997 due in part to the Company absorbing 100% of the expenses in the current year compared to 49% in the prior year. During the fourth quarter of fiscal year 1997, the Company's domestic research and development program was fully integrated with the research operations in Israel with IPR assuming responsibility for certain functions previously performed in the United States (see "Notes to Financial Statements-Acquisition of Joint Venture").

   The Company has ANDAs for three proposed products pending with the FDA and awaiting approval. The Company expects to commence biostudies for six additional product submissions in fiscal year 1999. Recently, PRI received FDA approval of its ANDAs for two products, one of which the Company began marketing in the quarter ended December 31, 1998 and the other is expected to be introduced shortly.

   As part of the Genpharm Distribution Agreement, Genpharm is required to pay all of the research and development costs associated with a portfolio of products covered by the Genpharm Distribution Agreement (see "Notes to Financial Statements-Distribution Agreements-Genpharm, Inc.").

   Research and development expenses for the twelve-month period ended September 30, 1997 of $5,843,000 increased $683,000 from $5,160,000 for the twelve-month period ended September 30, 1996. In fiscal year 1997, advances to Elan amounted to $2,258,000, while in fiscal year 1996 payments of $2,942,000 were partially offset by a reimbursement from Elan of $1,500,000. The Company recorded an aggregate of $1,030,000 in research and development expenses for IPR in fiscal year 1997 compared to $499,000 in the fiscal year 1996. The higher cost of the Elan transactions and IPR were partially offset by lower personnel costs in the domestic operation.

Selling, General and Administrative

   Selling, general and administrative costs of $12,765,000 (21% of net sales) for the twelve months ended September 30, 1998 increased $304,000 from expenses in the corresponding period of the prior fiscal year. The higher costs in the current period were primarily attributable to strengthening the sales force and expanding marketing efforts in anticipation of product introductions.

   Selling, general and administrative costs for the fiscal year ended September 30, 1997 of $12,461,000 (23% of net sales) decreased from $17,168,000 (30% of net sales) for the corresponding period ended September 30, 1996. The 27% decrease was primarily attributable to a decline in personnel costs resulting from head count reductions and the amendment of a retirement plan (see "-- Restructuring Charge" and "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Retirement Plans" and "-Restructuring and Cost Reductions"). In addition, fees for consulting and professional services, costs for advertising and developmental marketing, and bad debt expense were reduced in fiscal year 1997.

Asset Impairment

   The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers, New York facility as a result of outsourcing the manufacture of most of the products from such facility. The charge is based of the difference between the appraised value of the property less the net book value at September 30, 1998. The Company is currently planning to move the remaining manufacturing volume and coating operation to another location and will attempt to sell or lease the facility in fiscal year 1999, although there can be no assurance the Company will be able to sell or lease the facility.

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

OTHER INCOME

   Other income of $6,261,000 for the year ended September 30, 1998 included income of approximately $6,100,000 from the sale and release of product rights to Elan in fiscal year 1998 and a $600,000 fee paid by Generics (UK) Ltd., a subsidiary of Merck KGaA ("Generics"), pursuant to an agreement to share costs in the research and development operation in Israel partially offset by a write-off of a $421,000 investment in a software company. Other income of $6,926,000 for the fiscal year ended September 30, 1997 included approximately $3,900,000 of income from the sale and release of product rights to Elan in fiscal year 1997 and a gain of

$3,433,000 on the sale of Sano Corporation common stock partially offset by a loss on the sale of stock of Fine-Tech. In future periods, it is anticipated that there will no additional income from the sale of assets to Elan (see "-- Liquidity and Capital Resources" and "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

   Other income for the fiscal year ended September 30, 1997 increased $4,919,000 from $2,007,000 in the corresponding period of the prior fiscal year. The increase is attributable to income resulting from an amendment in fiscal year 1997 of a distribution agreement with Elan and a gain on the sale of Sano Corporation common stock partially offset by a loss on the sale of Fine-Tech stock (see "--Liquidity and Capital Resources" and "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

INCOME TAXES

   Management has determined, based on the Company's recent performance and the uncertainty of the generic drug business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the twelve-month periods ended September 30, 1998, 1997 or 1996. The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs (see "Notes to Financial Statements-Income Taxes").

DISCONTINUED OPERATIONS

   In September 1991, the Company's Board of Directors determined to discontinue the operations of Quad Pharmaceuticals, Inc. ("Quad"), a wholly-owned subsidiary of Par. The Board based its decision in large part on the judgement that the time, resources and financial commitment required to rehabilitate Quad's operations would not be economically prudent. Accordingly, it was determined to sell all of Quad's assets on an orderly basis. At that time, the Company provided for an estimated loss on the disposition of Quad, which included a net loss on the disposition of Quad's assets based upon their estimated realizable value. The measurement date was the date the Board determined not to attempt to rehabilitate Quad's operations.

   The remaining reserve in fiscal year 1996 for the liabilities of Quad was approximately $2,800,000. The reserve included amounts for notes payable to former officers, amounts due to customers, accrued expenses and accounts payable. Such liabilities were direct liabilities of Quad which the Company believed it had no obligation to satisfy. In fiscal year 1996, the Company recorded the $2,800,000 as income from discontinued operations, reversing the remaining reserves of Quad as the statute of limitations for them expired. The income from discontinued operations does not reflect any tax effect (see "Notes to Financial Statements-Discontinued Operations").


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

   Working capital increased $13,165,000 to $29,124,000 at September 30, 1998 from $15,959,000 at September 30, 1997. The increase was principally due to the equity investment by Merck KGaA in June 1998 and an increase in accounts
receivable.   The working capital ratio improved in the current period to 3.2x from 2.3x at fiscal 1997 year end.

   Merck KGaA, through its subsidiary Lipha, paid the Company $20,800,000, or $2.00 per share, on June 30 1998 for 10,400,000 newly-issued shares of PRI's Common Stock. The Company used approximately $3,600,000 of the net proceeds from the stock sale to repay advances made to it under its existing line of credit and the remainder is planned to be used for working capital, including possible business expansion. The Company's liquidity in fiscal year 1998 significantly improved as a result of the sale of Common Stock to Merck KGaA and the payments received by the Company for releasing certain product rights to Elan (see "Notes to Financial Statements-Strategic Alliance").

    In return for relinquishing certain product distribution rights to Elan under a prior distribution agreement, PRI received cash payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment of a promissory note. The proceeds from these payments were used to reduce revolving credit line balances. On September 29, 1998, the Company and Elan entered into the Termination Agreement with respect to their distribution agreement in which the Company would retain the exclusive distribution rights in the United States to the nicotine patch for a period of up to twelve months. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000 less any profit generated by sales of the product between September 29, 1998 and the termination date in consideration of the termination of Par's long-term distribution rights for a nicotine patch and a nitroglycerin patch (see "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

   The Company will attempt to sell or lease its manufacturing facility in Congers, New York during 1999 and recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment after moving a substantial portion of its manufacturing volume to BASF. There can be no assurance that the Company will be able to sell or lease the facility and, if sold, there can be no assurance that the Company would receive its appraised value.

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital (including proceeds from the stock sale to Lipha) and if necessary with borrowings against its line of credit, to the extent then available (see "--Financing"). If, however, the Company continues to experience significant losses over the next year, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.

FINANCING

   The Company's total outstanding debt of $1,410,000 is classified as long-term at September 30, 1998. The amount consists primarily of capital leases and an outstanding mortgage loan with a bank (see "Notes to Financial Statements-Long-Term Debt").

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. The Loan Agreement was amended in October 1998. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with a portion of the proceeds from the equity investment by Merck KGaA. The revolving credit facility is subject to covenants based on various financial benchmarks. In December 1998, GECC waived events of default related to financial covenants. As of December 22, 1998, the borrowing base was approximately $15,700,000 and no amounts were outstanding under the line of credit.

   At September 30, 1998 the Company has a mortgage loan with a bank in the original principal amount of $1,340,000. The loan bears interest during the first five years of its term at a rate of 8.5% per annum and thereafter at the prime rate plus 1.75%. It is due in equal monthly installments until May 1, 2001, at which time the remaining principal balance with interest is due. The loan is secured by certain real property (see "Business-Property"). At September 30, 1998, the outstanding balance of the loan was $1,050,000. At September 30, 1998, the Company had outstanding balances of $317,000 under capital leases and $32,000 under a line of credit maintained at the same bank as the mortgage loan, which line is secured by equipment purchased. The interest rate on the line of credit is based on the prime rate plus a premium (see "Notes to Financial Statements-Long-Term Debt").

YEAR 2000

   The Company has completed an assessment of its internal systems related to Year 2000 compliance and is in the process of evaluating the status of its customers, suppliers and banks. The Company has implemented a plan it believes will enable its computerized information systems to be Year 2000 compliant without any material disruption in business. The costs of addressing this issue have been expensed when incurred and have not, and the Company believes will not in the future, have a materially adverse effect on its financial condition. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company anticipates devoting all resources necessary to resolve any additional significant Year 2000 issues in a timely manner.

SUBSEQUENT EVENT

   In an attempt to reduce operating losses, the Company plans to implement measures during fiscal year 1999 to reduce costs and increase operating efficiencies. The Company will discontinue six unprofitable products from its product line, eliminate approximately 70 positions, primarily in manufacturing and various manufacturing support functions, and reduce certain related expenses. These measures are expected to result in a charge of approximately $3,000,000 in the quarter ended December 31, 1998, including severance payments and other employee termination benefits, inventory reserves and write-downs for the impairment of assets affected by the termination of the six products. The Company expects to continue to search for additional measures to improve its operations in order to reduce costs and obtain other operating efficiencies. Further, the Company plans to continue to seek new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world.


ITEM 6. DEFAULTS UPON SENIOR SECURITIES.
------  -------------------------------

   At September 30, 1998, the Company was in breach of financial covenants contained in the Loan Agreement with GECC and GECC waived such breaches in December 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  ----------------------------------------------------------

   Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

   See Index to Financial Statements after Signature Page.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

   Not applicable.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

DIRECTORS

   The Company's Certificate of Incorporation provides that the Board of Directors (the "Board") is divided into three classes, with the term of office of one class expiring each year. The Class I, Class II and Class III directors of the Company have terms which expire in 2000, 2001 and 1999, respectively.
The following table sets forth certain information with respect to each of Class I, II and III directors and the year each was first elected as a director:

                                                                                                   YEAR
                                                                                                 OF FIRST
                                NAME                                      AGE (AS OF 12/98)      ELECTION
                                ----                                      ----------------       --------

Class I
Anthony S. Tabatznik(1)...............................................            51                1998

    Since 1983, Chairman and director of Generics (UK) Ltd.; since 1989, director of Generics Group BV, now known as Merck Generics Group BV and since 1994, Chairman and director of Merck Generics Ltd. Such companies are involved in the manufacture and distribution of generic pharmaceutical products. Founder of The Generics Group
    Ltd. and brother of J. Neil Tabatznik.

J. Neil Tabatznik(1)..................................................            49                1998

    Since July 1993, Chairman of Genpharm, a Canadian manufacturer and distributor of generic pharmaceutical products. Prior to July
    1993, an attorney in private practice. Brother of Anthony S.
    Tabatznik.


Class II

Kenneth I. Sawyer(1)...................................................           53                1989

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


                                                                                                    YEAR
                                                                                                  OF FIRST
                                NAME                                      AGE (AS OF 12/98)       ELECTION
                                ----                                      ----------------        --------

Mark Auerbach(1)(2)...................................................            60                 1990

    Since June 1993, the Senior Vice President and Chief Financial
    Officer of Central Lewmar L.P., a distributor of fine papers.  From
    August 1992 to June 1993, a partner of Marron Capital L.P., an investment banking firm. Since December 1995, Chief Financial
    Officer of Oakhurst Company, Inc., and Steel City Products, Inc., each a publicly traded distributor of automotive products, and Chief Executive Officer of Oakhurst Company, Inc. from December
    1995 to May 1997.  Also a director of Oakhurst Company, Inc.

Stephen A. Ollendorff(1)...............................................          60                 1998

    Practicing attorney for more than the past five years.  Since
    December 1990, of counsel to Hertzog, Calamari & Gleason, a law firm. Chief Executive Office and director of Acorn Venture Capital
    Corporation, a publicly traded holding company, for more than the past five years. Director of Computer Products, Inc., a publicly traded designer, manufacturer and seller of power supplies.



Class III

Bernhard Scheuble(1).....................................................      45                 1998

    Since 1998, member of the Executive Board of Merck KGaA, Darmstadt,
    Germany. From 1996 to 1998, Head of Pharma Ethicals, Merck KGaA, from 1994 to 1995, Head of Pharma International, E. Merck,
    Darmstadt, Germany, and from 1992 to 1994, General Manager, Liquid
    Crystals Unit, E. Merck.

Klaus H. Jander(1)(2)...................................................      58                 1998

    Since 1990, a partner of Rogers & Wells LLP, a law firm.  Since
    1997, a member of the Executive Committee of Rogers & Wells LLP.

--------------------------------------------
(1)  A member of the Compensation and Stock Option Committee of the Board.
(2)  A member of the Audit Committee of the Board.

     Pursuant to the Stock Purchase Agreement, Lipha has the right to designate a majority of the directors on the Board and the Company has agreed to use its best efforts to cause such designees to be elected to the Board (see "Certain Relationships and Related Transactions"). Mr. Scheuble has submitted his resignation from the Board. The resignation is effective January 1, 1999. Lipha has the right to designate a nominee to fill the vacancy pursuant to the Stock Purchase Agreement. Lipha has indicated its intent to name Michael Urwin, Chief Executive Officer designee of Merck Generics, to fill the vacancy. The Board anticipates acting on this matter prior to the effective date of Mr. Scheuble's resignation.

EXECUTIVE OFFICERS

   The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of Par consist of Mr. Sawyer, Mr. O'Connor and Scott Tarriff as Executive Vice President of Business, Sales and Marketing. Mr. O'Connor, age 46, has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. Mr. O'Connor served as Vice President-Controller of Tambrands, Inc., a consumer products company, from November 1989 to June 1995. Since January 1998, Mr. Tarriff has served as Executive Vice President of Business, Sales and Marketing of Par. Since June 1989, Mr. Tarriff, age 39, was an employee of Bristol-Myers Squibb Company, a drug manufacturer, serving as Senior Director of Marketing, Business Development and Strategic Planning from 1995 to 1997 and Director of Marketing from 1992 to 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

   As a public company, the Company's directors, executive officer and 10% beneficial owners are subject to reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. To the Company's knowledge, there were no delinquent filers under such Section 16(a) during fiscal year 1998.


ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

   The following table sets forth compensation earned by or paid, during fiscal years 1996 through 1998, to the Chief Executive Officer of the Company and the most highly compensated executive officers of the Company and/or Par who earned over $100,000 in salary and bonus at the end of fiscal year 1998 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                          -------------------------  ---------------------------
                                                       RESTRICTED     SECURITIES
NAME AND                                                 STOCK        UNDERLYING      ALL OTHER
PRINCIPAL POSITION         YEAR  SALARY($) BONUS($)   AWARDS($)(1)    OPTIONS(#)  COMPENSATION($)(2)
------------------         ----  --------- --------  -------------    ----------  ------------------
Kenneth I. Sawyer,         1998  $350,000         -           -         500,000          $78,401
President, Chief           1997  $350,000         -           -               -          $ 2,707
Executive Officer          1996  $370,692         -           -          75,000          $ 2,674
and Chairman

Dennis J. O'Connor (3)     1998  $142,500         -           -          37,500          $ 2,191
Vice President             1997  $137,994         -           -          30,000          $ 2,121
Chief Financial
Officer and
Secretary

Scott Tariff               1998  $124,519         -           -         200,000          $    46
Executive Vice
President of Business,
Sales and Marketing

--------------------------
(1) The Named Executives did not hold any shares of restricted stock at the end of fiscal year 1998.
(2) For fiscal year 1998, includes insurance premiums paid by the Company for term life insurance for the benefit of the Named Executives as follows: Mr. Sawyer-$74, Mr. O'Connor-$53 and Mr. Tariff-$46. The amounts for Mr. Sawyer include $75,500 for the forgiveness of a loan from the Company and $2,827 for the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if premiums were advanced to the executive without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company. Also includes the following amounts contributed by the Company to the Company 401(k) plan: Mr. O'Connor-$2,138.
(3) Mr. O'Connor did not become a Named Executive until fiscal year 1997, even though he was previously employed by the Company.

   The following table sets forth stock options granted to the Named Executives during fiscal year 1998.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable Value at Assumed
                                                                                                       Annual Rates of Stock
                                                Individual Grants                             Price Appreciation for Option Term
                                ---------------------------------------------------------     -----------------------------------
                                Shares          % of Total
                               Underlying      Options Granted
                                Options        to Employees in     Exercise    Expiration
Name                           Granted(#)         Fiscal Year      Price ($)      Date         0%($)        5%($)      10%($)
----                          -----------         -----------      ---------      ----         -----        -----      -----
Kenneth I. Sawyer (1)           500,000             33.79%         $2.250      10/27/02          -        $310,817   $686,824
Scott Tariff (2)                200,000             13.51%         $1.500        1/5/03          -        $ 82,884   $183,153
Dennis J. O'Connor (3)            5,000              0.34%         $2.250      10/27/02          -        $  3,108   $  6,868
Dennis J. O'Connor (1)           17,500              1.18%         $2.250      10/27/02          -        $ 10,879   $ 24,039
Dennis J. O'Connor (2)           15,000              1.01%         $1.500        1/5/03          -        $  6,216   $ 13,736

--------------------------
(1) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on October 28, 1997, one-third of which become exercisable on July 1, 1999 and two-thirds of which become exercisable on July 1, 2001. On October 28, 1997, the Board approved the grant of new five-year options to the Named Executives at an exercise price of $2.25, upon surrender for cancellation of certain outstanding options.
(2) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on January 1, 1998, one-third of which became exercisable July 1, 1998, one-third of which become exercisable on July 1, 1999 and one-third of which become exercisable on July 1, 2000.
(3) Represents options granted pursuant to the Company's 1990 Incentive Option Plan on October 28, 1997, one-third of which became exercisable on April 28, 1998, one-third of which become exercisable on April 28, 1999, and one-third of which become exercisable on April 28, 2000.

   In connection with the strategic alliance with Merck KGaA, each of Messrs. Sawyer and Tarriff have agreed not to exercise his stock options for a period ending on July 10, 2001, and Mr. O'Connor has agreed not to exercise certain of his stock options until June 30, 2001, except for installments of one-third of his stock options on each of June 30, 1999, 2000 and 2001.

   The following table sets forth the stock options exercised by the Named Executives during fiscal year 1998 and the value, as of September 30, 1998, of unexercised stock options held by the Named Executives.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                             Number of Securities              Value of Unexercised
                                                            Underlying Unexercised             In-the-Money Options
                                                             Options at FY-End (#)                at FY-End ($)
                                                             ---------------------                -------------

                           Shares
                        Acquired on     Value
Name                    Exercise (#)  Realized($)      Exercisable      Unexercisable       Exercisable       Unexercisable
----                    ------------  -----------      -----------      -------------       -----------       -------------
Kenneth I. Sawyer             -           -                -               500,000                -             $1,000,000
Scott Tariff                  -           -                -               200,000                -             $  550,000
Dennis J. O'Connor            -           -              23,333             44,167            $24,583           $  100,417

COMPENSATION OF DIRECTORS

   For service on the Board in fiscal year 1998, Directors who are not employees of the Company or any of its subsidiaries received an annual retainer of $12,000, a fee of $1,000 for each meeting of the Board attended in person or by teleconference, and a fee of $750 for each committee meeting attended in person or by teleconference, subject to a maximum of $1,750 per day. Chairmen of committees received an additional annual retainer of $5,000 per committee. New non-employee Directors are granted options to purchase 5,000 shares Common Stock on the date initially elected to the Board and on each following day on which the shareholders elect directors pursuant to the Company's 1997 Directors Stock Option Plan (the "Directors Plan"). Non-employee Directors are entitled to only one automatic option grant each year and are entitled to the grant of an option to purchase an additional 6,500 shares of Common Stock each year if they own at least 2,500 shares of issued Common Stock for each year they are granted options under the Plan. These additional options are subject to forfeiture if, in certain circumstances, the non-employee Director sells Common Stock of the Company. Directors who are employees of the Company received no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings. Messrs. A. Tabatznik, N. Tabatznik, Scheuble and Jander have waived their rights to receive options to purchase Common Stock under the Directors Plan. In addition, Messrs. Ollendorff, A. Tabatznik, N. Tabatznik and Scheuble have waived their receipt of cash compensation for service on the Board.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

   The Company has entered into an employment agreement with Mr. Sawyer, which provides for his employment through October 4, 2000, subject to earlier termination by the Company for Cause (as such term is defined in the agreement). Mr. Sawyer's agreement provides for a rolling three-year term of employment which is automatically extended each year for an additional one year unless either party provides written notice by July 4th of such year that he or it desires not to renew the agreement. Under the agreement with Mr. Sawyer, the Company is required to use its best efforts to cause him to be reelected to the Board during his term of employment. Mr. Sawyer, pursuant to the terms of his employment agreement, is and will be required to serve, if so elected, on the Board of Directors as well as any committees thereof.

   Mr. Sawyer's agreement provides for certain payments upon termination of his employment. Upon termination of Mr. Sawyer's employment without cause (as such term is defined in the agreement) by the Company or for the Company's material breach, Mr. Sawyer is entitled to receive the balance of his current salary for the remainder of the employment term and the amount of his current bonus multiplied by the number of years remaining under his agreement. A material breach by the Company of the employment agreement includes, but is not limited to, a termination without cause and a change of his responsibilities. In the event of termination of Mr. Sawyer's employment for death, disability or for cause, Mr. Sawyer is entitled to receive his current base salary through the date of termination and, in the event of death or disability, a pro-rated amount of his last annual bonus. As a result of a material breach by the Company of his employment agreement following a change of control (as such term is defined in the agreement) of the Company, Mr. Sawyer is entitled to receive, if such a termination occurs within two years following the change of control of the Company, a lump sum payment equal to the lesser of three times the sum of his annual base salary and most recent bonus or the maximum amount permitted without the imposition of an excise tax on Mr. Sawyer or the loss of a deduction to the Company under the Internal Revenue Code of 1986, as amended (the "Code"), plus reimbursement of certain legal and relocation expenses incurred by Mr. Sawyer as a result of the termination of his employment and maintenance of insurance, medical and other benefits for 24 months or until Mr. Sawyer is covered by another employer for such benefits.

   In April 1998, Mr. Sawyer and the Company amended Mr. Sawyer's employment agreement. Mr. Sawyer agreed to waive breaches of his employment agreement which would arise out of consummation of the strategic alliance with Merck KGaA, to relinquish his title and position as President of the Company and each of its subsidiaries if Lipha exercises its right to designate the President of the Company and each of its subsidiaries. The Company agreed to forgive, in each year that Mr. Sawyer remains employed by the Company, one-third of the principal amount of his promissory note, plus accrued interest on the forgiven portion. The outstanding balance of the note, including interest, was approximately $318,000 at September 30, 1998. The entire unpaid principal of the promissory note and accrued interest would be canceled upon certain events, including termination of Mr. Sawyer's employment without cause and the expiration of this employment agreement in accordance with its terms.

   The Company has entered into a severance agreement with Mr. O'Connor, dated October 23, 1996. The agreement provides, with certain limitations, that upon the termination of Mr. O'Connor's employment by the Company for any reason other than for cause or by Mr. O'Connor for good reason or following a change of control (as such terms are defined in the agreement), Mr. O'Connor is entitled to receive a severance payment. The amount of the payment is to be equal to six months of his salary at the date of termination, with such amount to be increased by an additional month of salary for every full month he has been employed by the Company in his present position, up to a maximum of six additional month's salary.

   The Company has entered into an employment agreement with Mr. Tarriff, dated February 20, 1998. Upon termination of Mr. Tarriff's employment within the first year of employment other than by the Company for cause (as such term is defined in the agreement), Mr. Tarriff is entitled to receive the balance, if any, of his salary for the first year of employment. In the event of termination of Mr. Tarriff's employment after one year of employment by Mr. Tarriff for good reason (as such term is defined in the agreement) or by the Company without cause, Mr. Tarriff is entitled to receive a severance payment equal to one year of his then current salary less any amount of compensation paid by a new employer for the balance of the year from the termination date. In connection with his employment by the Company, he was granted options to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share.

   Under the stock option agreements with Messrs. Sawyer, O'Connor and Tarriff, any unexercised portion of the options becomes immediately exercisable in the event of a change of control (as such term is defined in their agreements). However, each of such persons has agreed that the consummation of the strategic alliance with Merck KGaA did not constitute a change in control under his stock option agreement.

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

   The Company has a defined contribution, social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Plan. The Company has suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan are no longer entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation and Stock Option Committee (the "Compensation Committee") of the Board consists of Messrs. A. Tabatznik, N. Tabatznik, Sawyer, Auerbach, Ollendorff, Scheuble and Jander.

   Mr. J. Neil Tabatznik, a director of the Company, is the Chairman of Genpharm, which develops, manufactures and distributes products to the Company pursuant to the Genpharm Distribution Agreement. Mr. Anthony S. Tabatznik, a director of the Company, is a director of Generics, a subsidiary of Merck KGaA. Dr. Bernhard Scheuble, a director of the Company, is a member of the Executive Board of Merck KGaA, which beneficially owns 42.5% of the Common Stock. The Company and Genpharm and its affiliate are presently parties to distribution agreements entered into in 1992 and 1993. Under such distribution agreements, payments by the Company to Genpharm and an affiliate in fiscal year 1998 accounted for less than five percent (5%) of the Company's and Genpharm's consolidated gross revenues. Further, Generics and the Company are negotiating a development agreement pursuant to which each of Generics and the Company would fund one-half of the research budget of IPR each year. The budget to be funded would not exceed $2,000,000. In exchange for the funding and a previous payment by Generics of $600,000, Generics would receive the exclusive rights to manufacture and distribute products developed by IPR after the effective date of the agreement worldwide, except for the United States, where the Company would have exclusive manufacturing and distribution rights. The Company anticipates signing an agreement with Generics in fiscal year 1999.

   Until September 1998, Mr. Kenneth I. Sawyer, the Chairman, President and Chief Executive Officer of the Company, served as a director of Authorgenics, Inc., a developer of software ("Authorgenics"), and Mr. Stephen A. Ollendorff served as a director and Executive Vice President of Authorgenics. Mr. Ollendorff was not granted any cash compensation for his service as director and Executive Vice President of Authorgenics.

   At various times during fiscal years 1996 and 1997, the Company made unsecured loans to Mr. Sawyer. Such loans are evidenced by a single promissory note, which bears interest at the rate of 8.25% per annum. Interest and principal are due on the earlier of August 14, 2002, or the termination of Mr. Sawyer's employment with the Company. As of September 30, 1998, the outstanding principal balance of the note, plus accrued interest, was approximately $318,000. The Company has agreed to forgive the note over a three-year period, provided that Mr. Sawyer remains employed by the Company (see "--Executive Compensation--Employment Agreements and Termination Arrangements").

   Mr. Stephen A. Ollendorff, a director of the Company, is of counsel to the law firm of Hertzog, Calamari & Gleason, which acts as counsel for the Company and which received fees in fiscal year 1998 of approximately $600,000, including representation of the Company in the negotiation of the transactions with Merck KGaA and the shareholder approval thereof. Such firm represents the Company in the current fiscal year and has represented the Company in prior fiscal years for various legal matters. Mr. Ollendorff is a consultant to the Company and was paid $76,550 in fiscal year 1998. Pursuant to a renewable one-year consulting agreement, the Company has agreed to pay Mr. Ollendorff $76,800 per year. Mr. Ollendorff holds stock options to purchase 60,000 shares of Common Stock, none of which are presently exercisable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

   The following table sets forth, as of the close of business on December 17, 1998, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedules 13Ds) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director of the Company,
(iii) the Named Executives as defined in the "Executive Compensation" section of this report, and (iv) all directors and current executive officers of the Company and Par as a group (based solely in respect of clauses (ii),(iii) and (iv) upon information furnished by such persons). Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.


                                                                            SHARES OF          % OF
                                                                             COMMON           COMMON
                       NAME OF BENEFICIAL OWNER                              STOCK             STOCK
                       ------------------------                              -----             -----
Merck KGaA(1).............................................................    12,462,972       42.5
Kenneth I. Sawyer(2)......................................................       151,900         *
Stephen A. Ollendorff(2)..................................................         2,975         *
Anthony S. Tabatznik(2)(3)................................................         2,500         *
J. Neil Tabatznik(2)......................................................         2,500         *
Mark Auerbach(2)..........................................................         2,500         *
Klaus H. Jander(2)........................................................             0         *
Bernhard Scheuble(2)......................................................             0         *
Dennis J. O'Connor(4).....................................................        24,952         *
Scott Tariff..............................................................         7,078         *
All directors and current executive officers (as of 12/17/98) as a
 group (nine persons)(4)..................................................       194,405         *

________________________

*        Less than 1%.
(1) The business address of Merck KGaA is Frankfurter Strasse 250, 64271, Darmstadt, Germany. Includes 249,700 shares of Common Stock which may be acquired by Genpharm, a subsidiary of Merck KGaA, upon exercise of warrants exercisable on or prior to February 15, 1999. Warrants for 99,700 of such shares have an exercise price of $6.00 per share and warrants for 150,000 of such shares have an exercise price of $10.00 per share. Does not include an additional 1,171,040 shares which may be acquired upon exercise of options granted to Merck KGaA and Genpharm. Such options are not exercisable on or prior to February 15, 1999. Dr. Scheuble is a member of the Executive Board of Merck KGaA.
(2)      A current Director of the Company.
(3) Does not include 501,400 shares of Common Stock held by a family trust, the corporate trustee of which has the power to direct the disposition and voting of such shares. Mr. Tabatznik disclaims beneficial ownership of the aforesaid shares of Common Stock.
(4) Includes 23,333 shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or prior to February 15, 1999 under the Company's stock option plans.

         The business address of each Director and Named Executive of the Company, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977.

         Under the Stock Purchase Agreement between the Company and Lipha, Lipha has the right to nominate a majority of the members of the Board. In addition, Lipha has agreed to refrain from taking certain actions, including proposing that the Company engage in a business combination or other extraordinary transactions, subject to certain exceptions (see "Certain Relationships and Related Transactions").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

         Merck KGaA Transactions.   On June 30, 1998, the Company completed a
strategic alliance with Merck KGaA, Darmstadt, Germany, following approval by the shareholders of the Company at its Annual Meeting of Shareholders held in June 1998. The strategic alliance included the sale of 10,400,000 shares of Common Stock (the "Shares") to Lipha, a subsidiary of Merck KGaA, at $2.00 per Share, and the issuance to Merck KGaA and Genpharm, a subsidiary of Merck KGaA, of options (each, an "Option" and collectively, the "Options") to purchase up to an aggregate of 1,171,040 shares of Common Stock (the "Option Shares") at an exercise price of

$2.00 per share in exchange for certain services. The sale of the Shares was made pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated March 25, 1998, between the Company and Lipha (the "Stock Purchase Agreement"). The issuance of the Options was made pursuant to terms and conditions of separate Services Agreements entered into with each of Merck KGaA and Genpharm.

   The Company used a significant portion of the net cash proceeds from the sale of the Shares to repay certain advances made to it under its existing line of credit and the remainder is being used for working capital, including expansion of the Company's operations. The agreement by the Company to sell the Shares and to grant and issue the Options was part of an overall transaction in which certain exclusive distribution rights and services are to be provided to the Company under the Genpharm Distribution Agreement and the Services Agreements, as described below.

   Stock Purchase Agreement.  The Stock Purchase Agreement contains certain
   -------------------------
significant terms, obligations and other agreements, as described below, including Lipha's right to designate a majority of the Board members, Lipha's right of first refusal in respect of certain equity offerings and Lipha's agreement not to engage in certain extraordinary transactions.

   Lipha has the right to designate a majority of the members of the Board. Pursuant to this right, Lipha has designated Messrs. Scheuble, A. Tabatznik, N. Tabatznik and Jander, each of whom was elected by the shareholders of the Company at the annual meeting. Three members of the Board are comprised of Mr. Sawyer and two additional designees of the Board which was in place prior to the closing of the Stock Purchase Agreement (collectively, the "Company Designees"). Such Board has designated Messrs. Auerbach and Ollendorff, each of whom, together with Mr. Sawyer, were elected by the shareholders of the Company at the annual meeting. In addition, Lipha has the right to designate (i) jointly with the Company Designees, two members of the Board to comprise the Audit Committee of the Board and (ii) the President and Chief Operating Officer of the Company. The effect of the foregoing agreement is to afford voting control to the designees of Lipha with respect to matters determined by the Board.

   Lipha has a right of first refusal for a period ending on June 30, 2004 to purchase all, but not less than all, of any equity securities to be sold by the Company pursuant to any proposed non-registered offering or any registered offering solely for cash. If Lipha does not exercise its first refusal rights within 30 days of notice from the Company, the Company may sell such securities to any third party on substantially the same terms and conditions as first offered to Lipha. The Shares and the Option Shares do not have any preemptive rights.

   Lipha has agreed, for a period ending on June 30, 2001, to not to cause or permit the Company to engage in any transactions or enter into any agreements or arrangements with, or make any distributions to, any Affiliate or Associate (each as defined in the Stock Purchase Agreement) of Lipha without the prior written consent of a majority of the Company Designees. In addition, Lipha has agreed, for a period ending on June 30, 2001, to not to propose that the Company, or to cause or permit the Company to, engage in business combinations or other extraordinary transactions, including mergers and tender offers, without the prior written consent of a majority of the Company Designees and the prior receipt of a fairness opinion from an independent nationally recognized investment bank. The Company and Lipha agreed that an executive committee of the Board continue in existence until June 30, 2001, and to cause Mr. Sawyer to be appointed to the executive committee.

   As a condition to the closing of the Stock Purchase Agreement, certain holders of options to purchase Common Stock, including Mr. Sawyer and Mr. Tarriff, have agreed not to exercise their options during the period ending on July 10, 2001, and certain other holders, including the Directors of the Company, have agreed not to exercise more than one-third of their options annually commencing on June 30, 1999.

   Distribution Agreement.   In connection with the Stock Purchase Agreement,
   -----------------------
Genpharm and the Company have entered into the Genpharm Distribution Agreement (see "Business-Product Line Information").

   Services Agreements.   Each of Merck KGaA and Genpharm entered into separate
   --------------------
Services Agreements on June 30, 1998 to provide various services to the Company for a period of 36 months, including, but not limited to, rendering advice and providing technical support and assistance in the areas of research and development, regulatory compliance, manufacturing, quality control and quality assurance, administration, marketing and promotion (collectively, the "Services"). In consideration of providing the Services, the Company issued an Option to Merck KGaA to purchase up to 820,000 shares of Common Stock and an Option to Genpharm to purchase up to 351,040 shares of Common Stock.

   Options.   The Options entitle Merck KGaA and Genpharm to purchase up to an
   --------
aggregate of 1,171,040 Option Shares at an exercise price of $2.00 per share with one-third of the total Option Shares vesting annually commencing on June 30, 1999. The Options will be exercisable at any time beginning on July 10, 2001, and will terminate, to the extent unexercised, on April 30, 2003. The Options contain provisions that protect the holder against dilution by adjustment of the exercise price and the number of Option Shares issuable upon exercise in certain events, such as stock dividends, stock splits, consolidation, merger, or sale of all or substantially all of the Company's assets. The holders of the Options do not have any rights as shareholders of the Company unless and until the Options have been exercised.

   Clal Sale Agreement.   Pursuant to a letter agreement, dated March 25, 1998,
   --------------------
between the Company, Merck KGaA and Clal (the "Clal Sale Agreement"), Clal sold to Lipha on June 30, 1998, 1,813,272 shares of Common Stock at a price of $2.00 per share. Merck KGaA also agreed to pay Clal, on June 30, 2000, an amount equal to the excess, if any, of the weighted average trading price of all trades in shares of Common Stock on The New York Stock Exchange during the 30 trading days preceding such date over $2.00, multiplied by 500,000. In addition, Clal has the right to cause Merck KGaA and/or the Company to purchase Clal's remaining 500,000 shares of Common Stock during the five-day period commencing July 5, 2001, in certain circumstances, at a price of $2.50 per share. If Clal does not exercise such right, then Merck KGaA and the Company have the right to cause Clal to sell its remaining shares in open market transactions and Merck KGaA and the Company will purchase from Clal all shares which have not been sold within 90 days. The shares of Common Stock purchased or which may be purchased from Clal under the Clal Sale Agreement are referred to herein as the "Clal Shares." Clal has agreed, for the period ending on July 5, 2001, not to acquire or sell, directly or indirectly, any shares of Common Stock, other than pursuant to the Clal Sale Agreement, enter into any agreement with respect to the voting, holding or transferring of any shares of Common Stock or to propose or participate in any transactions involving the Company or recommend others to take any of such actions.

   Registration Rights Agreement.   The Company granted to Lipha, Merck KGaA and
   -------------------------------
Genpharm (collectively, the "Holders") certain registration rights under a registration rights agreement (the "Registration Rights Agreement"). None of the Shares, the Options or the Option Shares are registered under the Securities Act of 1933, as amended (the "Securities Act"). Starting on March 30, 1999, the Holders will be entitled to three demand registrations of the Shares, the Option Shares and the Clal Shares (the "Registrable Shares") and two additional demand registrations if the Options are exercised. In addition, the Company will grant to the Holders the right to register the Registrable Shares on each occasion that the Company registers shares of Common Stock, subject to certain limitations and exceptions. If the Company at any time registers shares of Common Stock for sale to the public, the Holders will agree not to sell publicly, make any short sale, grant any option for the purchase of or otherwise publicly dispose of shares of Common Stock during the same period during which directors and executive officers of the Company are similarly limited in selling the Company's securities up to 180 days after the effective date of the applicable registration statement.

   Development Agreement.  The Company, IPR and Generics, are negotiating a
   ----------------------
development agreement pursuant to which Generics and the Company would each fund one-half of the research and development budget of IPR. The Company would have the rights to distribute products developed by IPR in the United States and Generics would have the right to distribute products developed by IPR elsewhere. Although no written agreement has been signed by the parties, Generics has paid $600,000 to IPR as an initial fee for the grant of certain distribution rights. IPR used such funds to prepay an outstanding note to Clal, which resulted in the termination of purchase money liens Clal had on the assets of IPR.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

  (a)(1)&(2) Financial Statements and Schedules.

     See Index to Consolidated Financial Statements and Schedules after Signature Page.

  (a)(3)    Exhibits.

    3.1.1   Certificate of Incorporation of the Registrant, dated July 29,
            1991.(1)

    3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 3, 1992. (1)

    3.1.3 Articles of Amendment to the Certificate of Incorporation of the Registrant, dated June 26, 1998. (1)

    3.2     By-Laws of the Registrant, as amended. (1)

    4 Rights Agreement, dated August 6, 1991, between the Registrant and Midlantic National Bank, as Rights Agent. (2)

    4.1 Amendment to Rights Agreement between the Registrant and Midlantic National Bank, as Rights Agent, dated as of April 27, 1992. (3)

    4.2 Amendment to Rights Agreement, dated as of March 24, 1995, between the Registrant and Midlantic National Bank, as Rights Agent. (4)

    4.3 Amendment to Rights Agreement, dated as of September 18, 1997, between the Registrant and First City Transfer Company, as Rights Agent.(4)

    4.4 Amendment to Rights Agreement, dated as of September 30, 1997, between the Registrant and First City Transfer Company, as Rights Agent.(5)

    4.5 Amendment to Rights Agreement, dated as of March 25, 1998, between the Registrant and First City Transfer Company, as Rights Agent. (5)

    10.1    1983 Stock Option Plan of the Registrant, as amended. (6)

    10.2    1986 Stock Option Plan of the Registrant, as amended. (6)

    10.3    1989 Directors' Stock Option Plan of the Registrant, as amended. (7)

    10.4    1989 Employee Stock Purchase Program of the Registrant. (8)

    10.5    1990 Stock Incentive Plan of the Registrant, as amended. (4)

    10.6    Form of Retirement Plan of Par. (9)

    10.6.1  First Amendment to Par's Retirement Plan, dated October 26,
            1984.(10)

    10.7    Form of Retirement Savings Plan of Par. (9)

    10.7.1  Amendment to Par's Retirement Savings Plan, dated July 26, 1984.(11)

    10.7.2  Amendment to Par's Retirement Savings Plan, dated November 1, 1984.
            (11)

    10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (11)

    10.8    Par Pension Plan, effective October 1, 1984. (12)

    10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (11)

    10.9.1 Amendment to Employment Agreement, dated as of April 30, 1998, among the Company, Par Pharmaceutical, Inc. and Kenneth I. Sawyer. (1)

    10.10 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor. (4)

    10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983. (13)

    10.12 Lease Agreement, dated as of January 1, 1993, between Par and Ramapo Corporate Park Associates. (14)

    10.13 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par and Ramapo Corporate Park Associates. (4)

    10.14 Amended and Restated Distribution Agreement, dated as of July 28, 1997, among Sano Corporation, the Registrant and Par.* (4)

    10.14.1 Amended and Restated Distribution Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc. and Sano Corporation.* (1)

    10.14.2 Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation, and Elan Corporation, plc.* (1)

    10.15 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

    10.15.1 Mortgage Loan Note, dated May 4, 1994. (15)

    10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

    10.16   1997 Directors Stock Option Plan. (1)

    10.17 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (16)

    10.18 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd.
            (16)

    10.19 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (16)

    10.21 Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Registrant and Clal Pharmaceutical Industries Ltd. (4)

    10.22 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

    10.23 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (17)

    10.24 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

    10.25.1 First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par and General Electric Capital Corporation. (18)

    10.25.2 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation. (4)

    10.25.3 Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital Corporation. (19)

    10.25.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (1)

    10.25.5 Fifth Amendment to Loan and Security Agreement, dated as of October 30, 1998, among the Company, General Electric Capital
            Corporation, and the other parties named therein.

    10.26 Stock Purchase Agreement, dated March 25, 1998, between the Company and Lipha Americas, Inc. (1)

    10.27 Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. * (1)

    10.28 Services Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.29 Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.30 Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc. (1)

    10.31 Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.32 Registration Rights Agreement, dated June 26, 1998, among the Company, Lipha Americas, Inc., Merck KGaA and Genpharm Inc. (1)

    10.33 Letter Agreement, dated March 25, 1998, among the Company and Merck KGaA and Clal Pharmaceutical Industries Ltd. (1)

    10.34 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation. (20)

    27      Financial Data Schedule.

    (a)(4) Reports on Form 8-K. On July 14, 1998, the Company filed a Current Report on Form 8-K relating to the consummation of the transactions with Merck KGaA and its affiliates.
__________________________________________

    (1) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

    (2) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 8-B dated August 6, 1991 and incorporated herein by reference.

    (3) Previously filed with the Commission as an exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B filed on May 15, 1992 and incorporated herein by reference.

    (4) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

    (5) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated March 25, 1998 and incorporated herein by reference.

    (6) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

    (7) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

    (8) Previously filed with the Commission as an exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

    (9) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 2-86614) and incorporated herein by reference.

    (10) Previously filed with the Commission as an Exhibit to Par's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

    (11) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 33-4533) and incorporated herein by reference.

    (12) Previously filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for 1991 and incorporated herein by reference.

    (13) Previously filed with the Commission as an exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (14) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference.

    (15) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

    (16) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated May 2, 1995 and incorporated herein by reference.

    (17) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

    (18) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

    (19) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and incorporated herein by reference.

    (20) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

* Certain portions of Exhibits 10.14, 10.14.1, 10.14.2 and 10.27 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 1998               PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                               (Registrant)

                                       By:  /s/ Kenneth I. Sawyer
                                          ---------------------------
                                          Kenneth I. Sawyer
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)

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


           SIGNATURE                                           TITLE                              DATE
           ---------                                           -----                              ----
  /s/ Kenneth I. Sawyer
  -------------------------------       President, Chief Executive Officer, and             December 29, 1998
  Kenneth I. Sawyer                     Chairman of the Board of Directors


  /s/ Dennis J. O'Connor                Vice President, Chief Financial Officer and         December 29, 1998
  --------------------------------      Secretary (Principal Accounting and
  Dennis J. O'Connor                    Financial Officer)


  /s/ Mark Auerbach                     Director                                            December 29, 1998
  ----------------------------------
  Mark Auerbach


  /s/ Klaus H. Jander                   Director                                            December 29, 1998
  ------------------------------------
  Klaus H. Jander


  /s/ Stephen A. Ollendorff             Director                                            December 29, 1998
  -------------------------------
  Stephen A. Ollendorff


  /s/ Bernhard Scheuble                 Director                                            December 29, 1998
  --------------------------------
  Bernhard Scheuble


                                        Director                                            December 29, 1998
  ------------------------------
  Anthony S. Tabatznik


                                        Director                                            December 29, 1998
  ------------------------------------
  J. Neil Tabatznik

                         PHARMACEUTICAL RESOURCES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                      FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                                             Page
                                                                                             ----
INCLUDED IN PART II:
-------------------

  Report of Independent Public Accountants                                                   F-2

  Consolidated Balance Sheets at September 30, 1998 and September 30, 1997                   F-3

  Consolidated Statements of Operations and Accumulated (Deficit) Retained Earnings
  for the years ended September 30, 1998, September 30, 1997 and September 30, 1996          F-4

  Consolidated Statements of Cash Flows for the years ended September 30, 1998,
  September 30, 1997 and September 30, 1996                                                  F-5

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations and accumulated (deficit) retained earnings and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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


/s/ ARTHUR ANDERSEN LLP


New York, New York
December 15, 1998

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,   September 30,
                                                                             1998            1997
ASSETS                                                                   ------------    -------------
Current assets:
Cash and cash equivalents                                                $  9,793,000   $    181,000
Accounts receivable, net of allowances of
  $3,041,000 and $2,462,000                                                15,344,000     11,414,000
Inventories                                                                13,093,000     13,239,000
Prepaid expenses and other current assets                                   3,949,000      3,321,000
                                                                         ------------   ------------
  Total current assets                                                     42,179,000     28,155,000
Property, plant and equipment, at cost less
  accumulated depreciation and amortization                                24,283,000     27,832,000
Deferred charges and other assets                                           1,854,000      2,102,000
Non-current deferred tax benefit, net                                      14,608,000     14,608,000
                                                                         ------------   ------------
  Total Assets                                                           $ 82,924,000   $ 72,697,000
                                                                         ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
Current portion of long-term debt                                        $    267,000   $    218,000
Short-term debt                                                                     -      3,947,000
Accounts payable                                                            8,786,000      5,120,000
Accrued salaries and employee benefits                                      2,010,000      1,755,000
Accrued expenses and other current liabilities                              1,992,000      1,156,000
                                                                         ------------   ------------
  Total current liabilities                                                13,055,000     12,196,000
Long-term debt, less current portion                                        1,143,000      2,651,000
Accrued pension liability                                                     717,000        582,000
Shareholders' equity:
Common Stock, par value $.01 per share; authorized 90,000,000
  shares; issued and outstanding 29,316,467 and 18,874,216 shares             293,000        189,000
Additional paid in capital                                                 87,972,000     67,520,000
Accumulated deficit                                                       (20,038,000)   (10,410,000)
Additional minimum liability related to defined benefit pension plan         (218,000)       (31,000)
                                                                         ------------   ------------
  Total shareholders' equity                                               68,009,000     57,268,000
                                                                         ------------   ------------
  Total liabilities and shareholders' equity                             $ 82,924,000   $ 72,697,000
                                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED (DEFICIT) RETAINED EARNINGS

                                                                               Years Ended
                                                              ----------------------------------------------
                                                              September 30,   September 30,   September 30,
                                                                   1998            1997            1996
                                                              --------------  --------------  --------------
Net sales                                                      $ 60,380,000    $ 53,172,000    $ 57,959,000
Cost of goods sold                                               56,135,000      49,740,000      48,299,000
                                                               ------------    ------------    ------------
   Gross margin                                                   4,245,000       3,432,000       9,660,000
Operating expenses:
 Research and development                                         5,775,000       5,843,000       5,160,000
 Selling, general and administrative                             12,765,000      12,461,000      17,168,000
 Asset impairment\restructuring charge                            1,212,000               -         549,000
                                                               ------------    ------------    ------------
   Total operating expenses                                      19,752,000      18,304,000      22,877,000
                                                               ------------    ------------    ------------
   Operating loss                                               (15,507,000)    (14,872,000)    (13,217,000)
Other income-net                                                  6,261,000       6,926,000       2,007,000
Interest (expense) income                                          (382,000)       (545,000)        118,000
                                                              --------------  --------------  --------------
Loss from continuing operations
 before provision for income taxes                               (9,628,000)     (8,491,000)    (11,092,000)
Provision for income taxes                                                -         410,000               -
                                                               ------------    ------------    ------------
Loss from continuing operations                                  (9,628,000)     (8,901,000)    (11,092,000)
Income from discontinued operations                                       -               -       2,800,000
                                                               ------------    ------------    ------------
NET LOSS                                                         (9,628,000)     (8,901,000)     (8,292,000)
Accumulated (deficit) retained earnings, beginning of year     $(10,410,000)     (1,509,000)      6,783,000
                                                               ------------    ------------    ------------
Accumulated deficit, end of year                               $(20,038,000)   $(10,410,000)   $ (1,509,000)
                                                               ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK:
 Continuing operations:                                               $(.45)          $(.48)          $(.60)
 Discontinued operations:                                                 -               -             .15
                                                                      -----           -----           -----
 NET LOSS                                                             $(.45)          $(.48)          $(.45)
                                                                      =====           =====           =====
WEIGHTED AVERAGE NUMBER OF COMMON AND
   common equivalent shares outstanding                          21,521,372      18,681,017      18,340,248
                                                               ============    ============    ============

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended
                                                            ----------------------------------------------
                                                            September 30,   September 30,   September 30,
                                                                 1998            1997            1996
                                                            --------------  --------------  --------------
Cash flows from operating activities:
 Net loss                                                     $(9,628,000)    $(8,901,000)   $ (8,292,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Income from discontinued operations                                  -               -      (2,800,000)
   Asset impairment\restructuring charge                        1,212,000               -         549,000
   Gain on sale of investments                                          -      (2,880,000)     (1,859,000)
   Loss (gain) on sale of fixed assets                             37,000        (100,000)        (53,000)
   Joint venture research and development                               -         773,000         499,000
   Depreciation and amortization                                2,712,000       2,758,000       2,873,000
   Allowances against accounts receivable                         579,000         803,000         177,000
   Write-off of inventories                                     2,229,000       1,630,000       1,395,000
   Issuance of stock options                                       75,000               -               -
   Other                                                                -               -         158,000

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                  (4,509,000)     (4,572,000)      1,189,000
   (Increase) decrease in inventories                          (2,083,000)      4,483,000      (5,383,000)
   (Increase) decrease in prepaid expenses
    and other assets                                             (549,000)        533,000      (1,431,000)
   Increase (decrease) in accounts payable                      3,666,000         732,000      (2,398,000)
   Increase (decrease) in accrued expenses
    and other liabilities                                       1,039,000      (1,467,000)        625,000
                                                              -----------     -----------    ------------
  Net cash used in operating activities                        (5,220,000)     (6,208,000)    (14,751,000)
Cash flows from investing activities:
 Capital expenditures                                          (1,260,000)     (1,049,000)     (4,746,000)
 Proceeds from sale of fixed assets                               117,000         477,000         293,000
 Investment in joint venture                                            -               -      (1,470,000)
 Acquisition of businesses net of cash acquired                         -        (311,000)              -
 Decrease in marketable securities                                      -       6,570,000       1,669,000
 Decrease in temporary investments                                      -         143,000         113,000
                                                              -----------     -----------    ------------
   Net cash (used in) provided by investing activities         (1,143,000)      5,830,000      (4,141,000)
Cash flows from financing activities:
 Proceeds from issuances of Common Stock                       20,481,000          72,000       1,826,000
 Net (payments) proceeds from revolving credit line,
  proceeds from issuance of notes payable and other debt       (3,604,000)      3,947,000       4,843,000
 Principal payments under long-term debt
  and other borrowings                                           (902,000)     (3,759,000)     (5,459,000)
 Payments due to stock conversion                                       -               -          (5,000)
                                                              -----------     -----------     -----------
  Net cash provided by financing activities                    15,975,000         260,000       1,205,000
Net increase (decrease) in cash and cash equivalents            9,612,000        (118,000)    (17,687,000)
Cash and cash equivalents at beginning of year                    181,000         299,000      17,986,000
                                                              -----------     -----------    ------------
Cash and cash equivalents at end of year                      $ 9,793,000     $   181,000    $    299,000
                                                              ===========     ===========    ============

Supplemental disclosure of cash flow information
Non-cash investing activities:
 Assets assumed in the acquisition of business                          -     $ 4,233,000               -
 Liabilities assumed in the acquisition of business                     -         240,000               -

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998

   Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes products in the semi-solid form of a cream, reconstituted suspensions/solutions and transdermal delivery systems.

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

   Certain items on the consolidated financial statements and the notes to financial statements for the prior years have been reclassified to conform to the current year financial statement presentation.

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

Inventories:

   Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company makes provisions for obsolete and slow moving inventories as necessary to properly reflect inventory value.

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

Per Share Data:

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company adopted the new accounting standard during the first quarter of fiscal year 1998 and, accordingly, has presented or restated all earnings per share data to conform to the requirements of SFAS 128.

   Outstanding options and warrants of 469,700, 3,597,307 and 3,465,691 at the end of the twelve-month periods ended September 30, 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 627,318, 49,091 and 127,000 for the fiscal years 1998, 1997 and 1996, respectively, were excluded from diluted earnings per share because they were antidilutive.

Cash Equivalents:

   For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less when purchased to be cash equivalents. At September 30, 1998, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

Fair Value of Financial Instruments:

   The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities and debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

Concentration of Credit Risk:

   Financial instruments that potentially subject the Company to credit risk consist of trade receivables and interest bearing short-term commercial paper which matures within thirty days. The Company markets its products primarily to domestic wholesalers, distributors, repackagers and retail drug store chains. The risk associated with this concentration is believed by the Company to be limited due to the number of wholesalers, distributors, repackagers and drug store chains, their geographic dispersion and the performance of certain credit evaluation procedures (see "--Accounts Receivable-Major Customers").

New Accounting Standards:

   The FASB has recently issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for fiscal year 1999. The Company does not expect the impact of the adoption of SFAS 130 and SFAS 131 on its financial position or results of operations to be material.

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

   IPR's assets included cash, equipment, formulation and research on products under development, all future rights to potential revenues and profits and all international marketing and distribution rights of products developed by IPR. The estimated fair market value of the assets and liabilities of IPR at acquisition were as follows (in thousands):

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


    In August 1998, the Company prepaid the non-recourse secured promissory note at a discounted principal amount of $600,000 plus unpaid interest. The estimated fair market value of the assets and liabilities of IPR at such time exceeded the purchase price. In fiscal year 1998, a final purchase price allocation was recorded which reduced the assigned value of the property, plant and equipment by $727,000.

DISCONTINUED OPERATIONS:

   In September 1991, the Company's Board of Directors determined to discontinue the operations of Quad Pharmaceuticals, Inc. ("Quad"), a wholly-owned subsidiary of Par. The Board based its decision in large part on the judgement that the time, resources and financial commitment required to rehabilitate Quad's operations would not be economically prudent. Accordingly, it was determined to sell all of Quad's assets on an orderly basis. At that time, the Company provided for an estimated loss on the disposition of Quad, which included a net loss on the disposition of Quad's assets based upon their estimated realizable value. The measurement date was the date the Board determined not to attempt to rehabilitate Quad's operations.

   The remaining reserve in fiscal year 1996 for the liabilities of Quad was approximately $2,800,000. The reserve included amounts for notes payable to former officers, amounts due to customers, accrued expenses and accounts payable. Such liabilities were direct liabilities of Quad which the Company believed it had no obligation to satisfy. In September 1996, the Company recorded the $2,800,000 as income from discontinued operations, reversing the remaining reserves of Quad as the statute of limitations for them expired. The income from discontinued operations does not reflect any tax effect.

ACCOUNTS RECEIVABLE:
                                         1998     1997
                                        -------  -------
                                         (In Thousands)
          Accounts receivable           $18,385  $13,876
                                        -------  -------

          Allowances:
              Doubtful accounts             735      685
              Returns and allowances        759      544
              Price adjustments           1,547    1,233
                                        -------  -------
                                          3,041    2,462
                                        -------  -------
          Accounts receivable,
              net of allowances         $15,344  $11,414
                                        =======  =======

   The accounts receivable amount is net of provisions for customer rebates and chargebacks. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Chargebacks are price adjustments generated from the differential between the invoice or list price and a separate price agreed to in a contract with a customer. In fiscal year 1997, the Company began to expand the number of contracts with drug wholesalers as distribution channels constricted which resulted in lower pricing and decreased margins on certain products.

   Price adjustments include provisions for cash discounts, sales promotions, introductory price protection and shelf stock adjustments. When introducing a new product, customers receive price protection during the introductory period, generally one to three months, where price competition is a factor in placing the product with that customer. The practice is customary in the industry when several manufacturers attempt to capture significant market share on a new product. A shelf stock adjustment occurs when there is a reduction in the invoice or list price of a product and the Company provides an allowance on the customer's existing inventory level for the difference between the old and new invoice prices.

Major Customers:

   Three of the Company's customers accounted for approximately 15%, 14% and 12% of net sales in fiscal year 1998, 11%, 16% and 10% of net sales in fiscal year 1997, and 7%, 7% and 11% of net sales in fiscal year 1996.

   At September 30, 1998, amounts due from these same three customers accounted for approximately 18%, 11% and 19% of the net accounts receivable balance. At September 30, 1997, the amounts due from these same three customers accounted for approximately 26%, 10% and 12% of the net accounts receivable balance.

INVENTORIES:                                                 1998     1997
                                                            -------  -------
                                                             (In Thousands)
          Raw materials and supplies                        $ 5,210  $ 6,439
          Work in process and finished goods                  7,883    6,800
                                                            -------  -------
                                                            $13,093  $13,239
                                                            =======  =======


Property, Plant and Equipment:                                 1998     1997
                                                            -------  -------
                                                             (In Thousands)
          Land                                              $ 2,231  $ 2,231
          Buildings                                          18,555   18,508
          Machinery and equipment                            18,339   18,386
          Office equipment, furniture and fixtures            4,318    4,139
          Leasehold improvements                              2,454    2,420
                                                            -------  -------
                                                             45,897   45,684
          Less accumulated depreciation
            and amortization                                 21,614   17,852
                                                            -------  -------
                                                            $24,283  $27,832
                                                            =======  =======

   The Company recorded a reserve of $1,212,000 in fiscal year 1998 for asset impairment of its Congers, New York facility as a result of outsourcing the manufacture of most of the products from such facility. The reserve is based of the difference between the appraised value of the property less the net book value at September 30, 1998.

DEFERRED CHARGES AND OTHER ASSETS:                           1998    1997
                                                            ------  ------
                                                            (In Thousands)
          Defined benefit pension                           $  499  $  551
          Product license fees                                 400       -
          Employee loans and advances                          356     463
          Cash surrender value of officer life insurance       283     272
          Security deposit for leases                           58      57
          Long term portion of prepaid loan fees                41     168
          Investment in a software company                       -     271
          Advanced royalty payments                              -     150
          Other                                                217     170
                                                            ------  ------
                                                            $1,854  $2,102
                                                            ======  ======

STRATEGIC ALLIANCE:

   The Company completed on June 30, 1998 a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998 (the "Stock Purchase Agreement"), Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. The options expire in April 2003 and become exercisable commencing in July 2001. The Company received the exclusive United States distribution rights to the portfolio of products covered by a distribution agreement with Genpharm (see "--Distribution Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal, PRI's largest shareholder prior to the transaction, and Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

DISTRIBUTION AGREEMENTS:

Genpharm, Inc.

   In connection with the Stock Purchase Agreement, Genpharm and the Company have entered into a distribution agreement, dated March 25, 1998 (the "Genpharm Distribution Agreement"), pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or will be submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties.
Genpharm is required to use commercially reasonable efforts to develop the products which are subject to the Genpharm Distribution Agreement and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

BASF Corporation

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the Supply Agreement, Par agreed to purchase at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company has met the minimum purchase requirements of calendar year 1998 for two of the higher volume products and BASF has agreed to waive the minimum purchase requirements in calendar year 1998 for the third product.

Elan Corporation

   Par has the exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan Transdermal Technologies, Inc., formerly known as Sano Corporation ("Elan"), for a twelve-month period ending September 29, 1999. Elan may terminate the distribution rights earlier upon three months notice in certain circumstances. Par must pay to Elan a certain percentage of gross profits from the sale of the nicotine patch. Pursuant to a September 29, 1998 agreement with Elan (the "Termination Agreement"), Elan agreed to pay Par a perpetual royalty for all non-prescription sales by Elan in the United States and Israel. In exchange for relinquishing long-term distribution rights for the nicotine patch and a nitroglycerin patch, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional payment of $2,000,000, upon the termination of the Company's distribution rights, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000. The Company began selling Elan's nicotine patch in January 1998.

   Pursuant to a May 1998 amendment to a distribution agreement with Elan, the Company ceded its distribution rights to two nitroglycerin transdermal patches, one unconditionally and one conditionally and received cash payments of approximately $5,700,000. The payments included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Elan in September 1998.

   Pursuant to the Termination Agreement and amendments to the distribution agreement with Elan, the Company recorded other income of $6,100,000 and $3,900,000 in fiscal years 1998 and 1997, respectively. Through September 30, 1998, the Company advanced Elan $7,629,000 as funding for the research and development of the generic transdermal products. Due to the uncertainty with respect to the collectability of such advances, the Company expended them in the periods they were paid. In November 1995, the Company received $1,500,000 from the proceeds of Elan's initial public offering in repayment of a portion of total advances outstanding from the Company which were reflected as a reduction of research and development expense in fiscal year 1996.

SHORT-TERM DEBT:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. The Loan Agreement was amended in October 1998. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with GECC with a portion of the proceeds from the equity investment and GECC relinquished operating control over the Company's cash receipts. As of December 22, 1998, the borrowing base was approximately $15,700,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In December 1998, GECC waived events of default related to financial covenants.

LONG-TERM DEBT:

   At September 30, 1998, the Company's long-term debt of $1,410,000 consisted primarily of a mortgage loan, secured by the assets of the Company. In addition, the Company had outstanding balances of $317,000 under capital leases and $32,000 under a line of credit.


                                   1998    1997
                                  ------  ------
                                  (In Thousands)
          Term loans (a)          $1,050  $1,117
          Promissory note (b)          -   1,500
          Other (c)                  360     252
                                  ------  ------
                                   1,410   2,869
          Less current portion       267     218
                                  ------  ------
                                  $1,143  $2,651
                                  ======  ======

   (a) Mortgage loan with a fixed rate of 8.5% until May 1999, at which time the fixed rate will be reset, paid in monthly installments until May 2001 when the remaining balance of $877,000 becomes due.

   (b) Non-recourse secured promissory note bearing interest at 7%. The Company prepaid the note in August 1998 for $600,000 plus accrued interest.

   (c) Includes amounts due under capital leases for computer equipment and amounts outstanding under a line of credit. The interest rate on the line of credit is based upon prime rate in effect at the time of borrowing, with a minimum of 1/2 of 1% per annum premium which increases based upon the length of time the loan is outstanding.
            The line of credit is collateralized by the equipment purchased.

   All of the Company's long-term debt, including the portion classified as current, will mature during the next three fiscal years as follows: $267,000 in 1999, $173,000 in 2000 and $970,000 in 2001.

   During the fiscal years 1998, 1997 and 1996, the Company incurred total interest expense of $721,000, $587,000, and $432,000, respectively. Interest paid approximated interest expense in each of the years.

SHAREHOLDERS' EQUITY:

Preferred Stock:

   In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion or other rights as the Board of Directors may determine at the time of issuance.

Common Stock:

   On June 30, 1998, Merck KGaA, through its subsidiary Lipha, purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000 ($2.00 per share) as part of a strategic alliance. In addition, the Company issued to Merck KGaA and Genpharm five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share (see "--Strategic Alliance").

Dividend:

   There was no dividend on Common Stock in fiscal years 1998, 1997 or 1996.

Changes in Shareholders' Equity:

   Changes in the Company's Common Stock and Additional Paid in Capital accounts during fiscal years 1996, 1997 and 1998 were as follows:
                                                               Additional
                                            Common Stock        Paid In
                                          Shares     Amount     Capital
                                        ----------  --------  ------------
     Balance, September 30, 1995        18,168,625  $182,000  $65,276,000
      Exercise of stock options            470,000     5,000    1,017,000
      Investment shares issued                   -         -      (12,000)
      Conversion of preferred shares             -         -       (5,000)
      Compensatory arrangements             23,244         -      805,000
                                        ----------  --------  -----------
     Balance, September 30, 1996        18,661,869   187,000   67,081,000
      Investment shares issued             186,000     2,000      370,000
      Compensatory arrangements             26,347         -       69,000
                                        ----------  --------  -----------
     Balance, September 30, 1997        18,874,216   189,000   67,520,000
      Exercise of stock options             21,696         -       48,000
      Investment shares issued          10,400,000   104,000   20,274,000
      Issuance of stock options                  -         -       75,000
      Compensatory arrangements             20,555         -       55,000
                                        ----------  --------  -----------
     Balance, September 30, 1998        29,316,467  $293,000  $87,972,000
                                        ==========  ========  ===========

Share Purchase Rights Plan:

   Each share of Common Stock outstanding carries with it one Common Share Purchase Right ("Right"). Generally, the Rights will become exercisable only if a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock (with certain exceptions), or if the Board of Directors has determined that a person or group has sought control of the Company with the result that control by such person or group ("Disqualifying Persons") would be detrimental to the maintenance, renewal or acquisition of the Company's governmental or regulatory approvals. If a person or group thereafter acquires beneficial ownership of 25% or more of the outstanding Common Stock or if the Board of Directors determines that there is a reasonable likelihood that control of the Company by a Disqualifying Person would result in the loss of, or denial of approval for, any governmental or regulatory approval of the Company, each outstanding Right not owned by such person or group would entitle the holder to purchase, for $25 (the exercise price of the Right), Common Stock having a market value of $50. Under certain other circumstances, including the acquisition of the Company in a merger or other business combination, each Right not owned by the acquiring party will entitle the holder to purchase for $25, securities of the acquirer having a market value of $50. The Rights are subject to redemption by the Company at a redemption price of $.01 per Right.

Employee Stock Purchase Program:

   The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 20,555, 26,347 shares and 23,244 shares during fiscal years 1998, 1997 and 1996, respectively. At September 30, 1998, 870,389 shares remain available for sale under the Program.

Stock Options:
   The following is a summary of stock option activity during fiscal years 1998, 1997 and 1996:


                                             1998                    1997                  1996
                                    ---------------------  ---------------------  ---------------------
                                                Price Per              Price Per              Price Per
                                      Shares       Share     Shares      Share      Shares      Share
                                    ----------  ---------  ----------  ---------  ----------  ---------
Outstanding at beginning of year     1,751,400    2.13 to  2,013,750    $3.13 to  2,357,750    $2.63 to
                                                   $10.63                 $13.88                 $14.13
Granted                              1,479,900    1.50 to    313,900    $2.13 to    210,500    $7.00 to
                                                   $ 4.94                  $3.38                  $7.38
Exercised                              (21,696)   2.13 to          -           -   (470,000)   $3.50 to
                                                   $ 2.25                      -                  $7.00
Canceled/Surrendered                (1,445,168)   1.50 to   (576,250)   $6.25 to    (84,500)   $2.63 to
                                    ----------     $10.13  ---------      $13.88  ---------      $14.13
Outstanding at end of year           1,764,436    1.50 to  1,751,400    $2.13 to  2,013,750    $3.13 to
                                    ==========             =========              =========
                                                   $ 8.63                 $10.63                 $13.88

   At September 30, 1998, 1997 and 1996 exercisable options amounted to 165,612, 1,388,333 and 1,754,056, respectively. The weighted average exercise price of the options for the respective periods is $4.84, $8.69 and $8.48. Exercise price ranges and additional information regarding the 1,764,436 options outstanding at September 30, 1998 are as follows:

             Exercise         Number         Weighted Average    Weighted Average
           Price Range      of Options        Exercise Price      Remaining Life
           -----------      ----------        --------------      --------------
          $1.50 to $3.38     1,564,436             $2.12             5.0 years
          $4.81 to $5.75       136,000             $5.04             4.7 years
          $6.88 to $8.63        64,000             $7.70             1.7 years

   In fiscal year 1998, the Company's shareholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors Plan") through which options are granted to non-employee directors of the Company. The 1997 Directors Plan became effective October 28, 1997 and will continue thereafter until October 28, 2007, unless terminated sooner. Options granted under this Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors Plan is ten years. The Company has reserved 500,000 shares of Common Stock for issuance under the 1997 Directors Plan. In connection with the adoption of the 1997 Directors Plan, the 1995 Directors' Stock Option Plan has been terminated.

   The Company's 1990 Stock Incentive Plan (the "1990 Plan") provides for the granting of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards or any combination thereof to employees of the Company or to others. The maximum term of an option under the 1990 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a 10% stockholder in the Company. The Company has reserved 2,800,000 shares of Common Stock for issuance under the 1990 Plan, which terminates in March 2000.

    Under the 1989 Directors' Stock Option Plan (the "Directors' Plan"), options were granted to directors of the Company who are not employees of the Company or are otherwise ineligible to receive options under any other plan adopted by the Company. The Company has reserved 550,000 shares of Common Stock for issuance under the Directors' Plan. The maximum term of an option under the Directors Plan is ten years. Options vest in full on the first anniversary after the date of grant, provided that the eligible director has not voluntarily resigned, or been removed "for cause", as a member of the Board on or prior to the first anniversary of the date of grant. Certain current and former non-employee directors surrendered for cancellation options granted under the Directors' Plan for an equal number of options under the 1997 Directors Plan. The Company does not intend to grant further options under this Plan, which terminates in November 1999.

   The Company's 1986 Stock Option Plan ("1986 Plan") provides that options may be granted to employees of the Company or to others for the purchase of up to 900,000 shares of the Company's Common Stock. Options granted under the Plan may be incentive stock options or nonqualified options with vesting in each case determined by the Board, however, options are exercisable in full at the earliest of the holders death or the fourth anniversary of the date of grant. The maximum term of an option under the 1986 Plan was ten years. The Company may not grant further options under the 1986 Plan.

   Under all the stock options plans, the stock option exercise price equaled the market price on the date of grant. At September 30, 1998 and September 30, 1997, options for 1,056,118 and 1,120,850 shares, respectively, were available for future grant under the various stock option plans.

   In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted the disclosure provisions of SFAS 123 in 1997, but opted to remain under the expense recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock option plans. Had compensation expense for stock options granted under the Plans above been determined based on fair value at the grant dates consistent with the disclosure method required for 1997 in accordance with SFAS 123, the Company's net loss for fiscal years 1998, 1997 and 1996 would have increased to the pro forma amounts shown below:

                               1998        1997       1996
                               ----        ----       ----
     Net loss:                        (In Thousands)
      As reported            $ (9,628)   $(8,901)   $(8,292)
      Pro forma              $(10,019)   $(9,076)   $(8,568)

     Net loss per share:
      As reported            $   (.45)   $  (.48)   $  (.45)
      Pro forma              $   (.47)   $  (.49)   $  (.46)

   The weighted average fair value of options granted in fiscal years 1998, 1997 and 1996 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                    1998        1997        1996
                                    ----        ----        ----
   Risk free interest rate          5.3%        6.3%        6.0%
   Expected term                  4.0 years   5.0 years   3.4 years
   Expected volatility              63.0%       64.1%       64.1%

   No dividend will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 1998 and 1997 were $1.24 and $2.14, respectively.

INCOME TAXES:

   In February 1992, the FASB issued SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), which required the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 required the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000 which were reflected as the cumulative effect of a change in accounting principle in fiscal year 1994.

   Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either fiscal years 1998, 1997 or 1996. Based on recent occurrences, including the equity investment by Merck KGaA, the Supply Agreement with BASF, cost reductions and process improvements, and a commitment to research and development of new products, management believes that its valuation allowance is adequate. However, there can be no assurance that the Company will generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. At September 30, 1998, the Company had NOL carryforwards for tax purposes of approximately $63,000,000 that expire in September 2006 through September 2013.

   The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.

   The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                  1998       1997
                                                ---------  --------
                                                  (In Thousands)
          Deferred assets:
           Federal NOL carryforwards            $ 21,588   $19,250
           State NOL carryforwards                 2,447     2,192
           Accounts receivable                     2,171     2,044
           Accrued expenses                          254       448
           Asset impairment reserve                  485         -
           Research and development expenses         387       637
           Inventory                                 543       463
           Other                                     856       629
                                                --------   -------
                                                  28,731    25,663
          Valuation allowance                    (12,388)   (8,308)
                                                --------   -------
                                                  16,343    17,355
          Deferred liabilities:
           Fixed assets                            1,735     2,747
                                                --------   -------
          Net deferred assets                   $ 14,608   $14,608
                                                ========   =======

   Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of SFAS 109 and $434,000 was credited in fiscal year 1995. Valuation allowances were recorded in fiscal years 1998, 1996 and 1995 for an additional $11,000, $683,000 and $558,000, respectively, related to stock option compensation which will be credited to equity upon utilization of tax carryforwards.

   The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the three years during the fiscal years ended 1998, 1997 and 1996:

                                          1998    1997    1996
                                         ------  ------  ------
     Federal statutory tax rate           (34%)   (34%)   (34%)
     State tax - net                       (6%)    (6%)    (6%)
     Increase in NOL carryforwards         40%     40%     40%
     Interest on IRS settlement - net       -       5%      -
                                         ----    ----    ----
     Effective tax rate                     -       5%      -
                                         ====    ====    ====


COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Leases:
   At September 30, 1998, the Company had minimum rental commitments aggregating $2,964,000 under noncancelable operating leases expiring through 2005. Amounts payable thereunder are $560,000 in fiscal year 1999, $510,000 in fiscal year 2000, $438,000 in fiscal year 2001, $426,000 in fiscal year 2002, $428,000 in fiscal year 2003, and $602,000 thereafter. Rent expense charged to operations in fiscal years 1998, 1997 and 1996 was $732,000, $932,000, and $863,000,
respectively.

Retirement Plans:

   The Company has a defined contribution, social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan are no longer entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans and the defined benefit plan discussed below were $336,000 in fiscal year 1998, $344,000 (adjusted for $22,000 in forfeitures) in fiscal year 1997 and $729,000 (adjusted for $24,000
in forfeitures) in fiscal year 1996.   In fiscal year 1998, the Company merged
the Retirement Plan into the Retirement Savings Plan.

   The Company maintains a defined benefit plan (the "Pension Plan") covering eligible employees as defined in the Plan, which was frozen October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Plan retirees. The assets of the Pension Plan are invested in mortgages and bonds.

   Net pension expense for fiscal years 1998, 1997 and 1996 included the following components:

                                                      1998    1997    1996
                                                     ------  ------  ------
                                                         (In Thousands)
          Interest cost                              $ 128   $ 135   $ 132
          Actual return on assets                     (188)   (167)    (71)
          Net amortization and deferral:
            Asset gain (loss)                           77      58     (34)
            Amortization of initial unrecognized
              transition obligation                     51      51      51
            Amortization of unrecognized net gain        -       -       3
                                                     -----   -----   -----
          Net pension expense                        $  68   $  77   $  81
                                                     =====   =====   =====


     For fiscal year 1998, the discount rate used to measure the projected benefit obligation for the Pension Plan was 5.75% and the assumed long-term rate of return on Plan assets was 7%.

     The Pension Plan's funded status and the amounts recorded on the Company's consolidated balance sheets are as follows:

                                               1998     1997
                                              -------  -------
                                               (In Thousands)
          Vested benefit obligations          $2,209   $1,961
                                              ======   ======
          Accumulated benefit obligations     $2,209   $1,961
                                              ======   ======
          Projected benefit obligations       $2,209   $1,961
          Market value of assets               1,739    1,643
                                              ------   ------
          Projected benefit obligation
            in excess of market value           (470)    (318)
          Unrecognized net obligation            499      551
          Unrecognized net loss                  218       31
          Adjustment for minimum liability      (717)    (582)
          Net recorded pension liability      $ (470)  $ (318)

   In accordance with SFAS 87, the Company has recorded an additional minimum pension liability for under funded plans of $717,000 and $582,000 in fiscal years 1998 and 1997, respectively, representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of September 30, 1998, $218,000 of the excess minimum pension liability resulted in a charge to equity as compared to $31,000 as of September 30, 1997.

Legal Proceedings:

   The Company is involved in certain litigation matters, including certain product liability actions and actions by a former officer for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or liquidity.

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

Asset Impairment

   The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers, New York facility as a result of outsourcing the manufacture of most of the products from such facility. The charge is based of the difference between the appraised value of the property less the net book value at September 30, 1998. The Company is currently planning to move the remaining manufacturing volume and coating operation to another location and will attempt to sell or lease the facility in fiscal year 1999.

Restructuring and Cost Reductions:

   Primarily as a result of the Supply Agreement, the Company further reduced the work force during the third quarter of fiscal year 1997 by approximately forty-five employees, primarily in manufacturing functions and a smaller number in administrative and product development positions (see "--Distribution Agreements-BASF Corporation"). The work force reduction included a layoff of employees at the end of June 1997 and the elimination of positions then open. The Company established a provision for the work force reduction of $280,000 and subsequent charges are included in the fiscal year 1997 operating results. The charge includes $231,000 for severance pay, employee benefits and out placement services and $49,000 in legal fees. The Company began implementing measures during the fourth quarter of fiscal year 1996, which continued in fiscal year 1997, in an effort to reduce costs and increase operating efficiencies. Such measures have provided for a reduction in the work force, changes in senior management, a reorganization of certain existing personnel and reductions in certain expenses.

   A provision of $549,000 was established for the cost of a restructuring during fiscal 1996 and the subsequent charge to expense was classified as "Restructuring charge" on the statement of operations. The charge included $424,000 for severance pay, employee benefits, and out placement services and $125,000 in consulting and legal fees. The amount of actual termination benefits paid approximated the original provision.

Other Matters:

   During fiscal year 1998, four of the Company's products accounted for approximately 63% of its net sales compared to 56% and 48%, respectively, of net sales in fiscal years 1997 and 1996. One of these products had historically accounted for a significant percentage of the Company's net sales and gross margin. A competitor of the Company received FDA approval for this product in fiscal year 1996 where, prior to that time, the Company had been the sole generic manufacturer. Due to the increased competition with respect to these products, the Company's sales and gross margins have been materially and adversely affected.

SUBSEQUENT EVENT-UNAUDITED

   In an attempt to reduce operating losses, the Company plans to implement measures during fiscal year 1999 to reduce costs and increase operating efficiencies. The Company will discontinue six unprofitable products from its product line, eliminate approximately 70 positions, primarily in manufacturing and various manufacturing support functions, and reduce certain related expenses. These measures are expected to result in a charge of approximately $3,000,000 in the quarter ended December 31, 1998, including severance payments and other employee termination benefits, inventory reserves and write-downs for the impairment of assets affected by the termination of the six products.

                                                                     SCHEDULE II

                         PHARMACEUTICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                             COLUMN B    COLUMN C    COLUMN D    COLUMN E
--------                            ----------  ----------  -----------  ---------
                                                ADDITIONS
                                    BALANCE AT  CHARGED TO                BALANCE
                                    BEGINNING   COSTS AND                AT END OF
DESCRIPTION                         OF PERIOD    EXPENSES   DEDUCTIONS    PERIOD
-----------                         ----------  ----------  -----------  ---------

Allowance for doubtful accounts:

 Year ended September 30, 1998        $685,000    $ 50,000           -       $735,000

 Year ended September 30, 1997        $694,000    $  3,000       12,000(a)   $685,000

 Year ended September 30, 1996        $208,000    $486,000           -       $694,000

Allowance for returns and price adjustments:

 Year ended September 30, 1998      $1,777,000  $4,661,000   4,132,000(b)  $2,306,000

 Year ended September 30, 1997      $  965,000  $5,019,000   4,207,000(b)  $1,777,000

 Year ended September 30, 1996      $1,274,000  $4,579,000   4,888,000(b)  $  965,000


(a)  Write-off of uncollectible accounts.

(b)  Returns and allowances charged against allowance provided therefor.

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

    3.1.1    Certificate of Incorporation of the Registrant, dated July 29,
             1991. (1)

    3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 3, 1992. (1)

    3.1.3 Articles of Amendment to the Certificate of Incorporation of the Registrant, dated June 26, 1998. (1)

    3.2      By-Laws of the Registrant, as amended. (1)

    4 Rights Agreement, dated August 6, 1991, between the Registrant and Midlantic National Bank, as Rights Agent. (2)

    4.1 Amendment to Rights Agreement between the Registrant and Midlantic National Bank, as Rights Agent, dated as of April 27, 1992. (3)

    4.2 Amendment to Rights Agreement, dated as of March 24, 1995, between the Registrant and Midlantic National Bank, as Rights Agent. (4)

    4.3 Amendment to Rights Agreement, dated as of September 18, 1997, between the Registrant and First City Transfer Company, as Rights Agent. (4)

    4.4 Amendment to Rights Agreement, dated as of September 30, 1997, between the Registrant and First City Transfer Company, as Rights Agent. (5)

    4.5 Amendment to Rights Agreement, dated as of March 25, 1998, between the Registrant and First City Transfer Company, as Rights Agent.
             (5)

    10.1     1983 Stock Option Plan of the Registrant, as amended. (6)

    10.2     1986 Stock Option Plan of the Registrant, as amended. (6)

    10.3     1989 Directors' Stock Option Plan of the Registrant, as amended.
             (7)

    10.4     1989 Employee Stock Purchase Program of the Registrant. (8)

    10.5     1990 Stock Incentive Plan of the Registrant, as amended. (4)

    10.6     Form of Retirement Plan of Par. (9)

    10.6.1   First Amendment to Par's Retirement Plan, dated October 26, 1984.
             (10)

    10.7     Form of Retirement Savings Plan of Par. (9)

    10.7.1   Amendment to Par's Retirement Savings Plan, dated July 26, 1984.
             (11)

    10.7.2   Amendment to Par's Retirement Savings Plan, dated November 1, 1984.
             (11)

    10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (11)

    10.8     Par Pension Plan, effective October 1, 1984. (12)

    10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (11)

    10.9.1 Amendment to Employment Agreement, dated as of April 30, 1998, among the Company, Par Pharmaceutical, Inc. and Kenneth I. Sawyer.
             (1)

    10.10 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor. (4)

    10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983. (13)

    10.12 Lease Agreement, dated as of January 1, 1993, between Par and Ramapo Corporate Park Associates. (14)

    10.13 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par and Ramapo Corporate Park Associates. (4)

    10.14 Amended and Restated Distribution Agreement, dated as of July 28, 1997, among Sano Corporation, the Registrant and Par.* (4)

    10.14.1 Amended and Restated Distribution Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc. and Sano Corporation.* (1)

    10.14.2 Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation, and Elan Corporation, plc.* (1)

    10.15 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par. (15)

    10.15.1  Mortgage Loan Note, dated May 4, 1994. (15)

    10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank. (15)

    10.16    1997 Directors Stock Option Plan. (1)

    10.17 Stock Purchase Agreement, dated March 25, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (16)

    10.18 Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd.
             (16)

    10.19 Registration Rights Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd. (16)

    10.21 Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Registrant and Clal Pharmaceutical Industries Ltd. (4)

    10.22 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

    10.23 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (17)

    10.24 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

    10.25.1 First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par and General Electric Capital Corporation.
             (18)

    10.25.2 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation. (4)

    10.25.3 Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital Corporation. (19)

    10.25.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (1)

    10.25.5 Fifth Amendment to Loan and Security Agreement, dated as of October 30, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein.

    10.26 Stock Purchase Agreement, dated March 25, 1998, between the Company and Lipha Americas, Inc. (1)

    10.27 Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. * (1)

    10.28 Services Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.29 Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.30 Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc. (1)

    10.31 Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

    10.32 Registration Rights Agreement, dated June 26, 1998, among the Company, Lipha Americas, Inc., Merck KGaA and Genpharm Inc. (1)

    10.33 Letter Agreement, dated March 25, 1998, among the Company and Merck KGaA and Clal Pharmaceutical Industries Ltd. (1)

    10.34 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation. (20)

    27       Financial Data Schedule.
__________________________________________

    (1) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

    (2) Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 8-B dated August 6, 1991 and incorporated herein by reference.

    (3) Previously filed with the Commission as an exhibit to Amendment No. 1 on Form 8 to the Registrant's Registration Statement on Form 8-B filed on May 15, 1992 and incorporated herein by reference.

    (4) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

    (5) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated March 25, 1998 and incorporated herein by reference.

    (6) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.

    (7) Previously filed with the Commission as an exhibit to the Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.

    (8) Previously filed with the Commission as an exhibit to Par's Proxy Statement dated August 16, 1990 and incorporated herein by reference.

    (9) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 2-86614) and incorporated herein by reference.

    (10) Previously filed with the Commission as an Exhibit to Par's Annual Report on Form 10-K for 1990 and incorporated herein by reference.

    (11) Previously filed with the Commission as an exhibit to Par's Registration Statement on Form S-1 (Commission No. 33-4533) and incorporated herein by reference.

    (12) Previously filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for 1991 and incorporated herein by reference.

    (13) Previously filed with the Commission as an exhibit to Par's Annual Report on Form 10-K for 1989 and incorporated herein by reference.

    (14) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference.

    (15) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

    (16) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated May 2, 1995 and incorporated herein by reference.

    (17) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

    (18) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

    (19) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and incorporated herein by reference.

    (20) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

* Certain portions of Exhibits 10.14, 10.14.1, 10.14.2 and 10.27 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.