Form 10-Q
period 1998-12-31
PHARMACEUTICAL RESOURCES INC
filed 1999-02-16
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from October 1, 1998 to December 31, 1998

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

                                  29,375,746
     Number of shares of Common Stock outstanding as of February 12, 1999.

         This is page 1 of 36 pages. The exhibit index is on page 16.

                                           PART I. FINANCIAL INFORMATION
                                           ITEM 1. FINANCIAL STATEMENTS


                                          PHARMACEUTICAL RESOURCES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In Thousands, Except Share Data)

                                                                              December 31,          September 30,
                  ASSETS                                                          1998                   1998
                  ------                                                       ----------             ---------
                                                                               (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents                                                      $6,424                $9,793
  Accounts receivable, net of allowances of
   $2,226 and $3,041                                                             14,513                15,344
  Inventories                                                                    15,611                13,093
  Prepaid expenses and other current assets                                       2,597                 3,949
                                                                                  -----                 -----
    Total current assets                                                         39,145                42,179

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       22,789                24,283

Deferred charges and other assets                                                 1,405                 1,854

Non-current deferred tax benefit, net                                            14,608                14,608
                                                                                 ------                ------
   Total assets                                                                 $77,947               $82,924
                                                                                 ======                ======


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Current portion of long-term debt                                                $225                  $267
  Accounts payable                                                               10,411                 8,786
  Accrued salaries and employee benefits                                          1,705                 2,010
  Accrued expenses and other current liabilities                                  2,596                 1,992
                                                                                  -----                 -----
     Total current liabilities                                                   14,937                13,055

Long-term debt, less current portion                                              1,102                 1,143

Accrued pension liability                                                           717                   717

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,322,659 and 29,316,467 shares                         293                   293
  Additional paid in capital                                                     88,036                87,972
  Accumulated deficit                                                           (26,920)              (20,038)
  Additional minimum liability related to defined benefit pension plan             (218)                 (218)
                                                                                    ---                   ---
    Total shareholders' equity                                                   61,191                68,009
                                                                                 ------                ------
    Total liabilities and shareholders' equity                                  $77,947               $82,924
                                                                                 ======                ======


       The accompanying notes are an integral part of these statements.


                                     --2--

                                     PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                (In Thousands, Except Per Share Amounts)
                                               (Unaudited)

                                                                                   Three Months Ended
                                                                             --------------------------
                                                                              December 31,    December 27,
                                                                                   1998            1997
                                                                             --------------  ----------
Net sales                                                                       $16,775        $12,134
Cost of goods sold                                                               17,105         10,630
                                                                                --------        ------
       Gross margin                                                                (330)         1,504

Operating expenses:
   Research and development                                                       1,125            908
   Selling, general and administrative                                            3,611          2,588
   Asset impairment/restructuring charge                                          1,906           -
                                                                                  -----          -----
       Total operating expenses                                                   6,642          3,496
                                                                                  ------         -----
       Operating loss                                                            (6,972)        (1,992)
Other income                                                                          1           -
Interest income (expense)                                                            89           (120)
                                                                                     --            ---
Net loss                                                                         (6,882)        (2,112)
Accumulated deficit, beginning of period                                        (20,038)       (10,410)
                                                                                 ------         ------
Accumulated deficit, end of period                                             $(26,920)       (12,522)
                                                                                 ======         ======

Basic and diluted net loss per share of common stock                              $(.23)         $(.11)
                                                                                    ===            ===
Weighted average number of common and
   common equivalent shares outstanding                                           29,320        18,878
                                                                                  ======        ======

       The accompanying notes are an integral part of these statements.


                                     --3--

                                    PHARMACEUTICAL RESOURCES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In Thousands)
                                              (Unaudited)
                                                                                         Three Months Ended
                                                                                  ----------------------------
                                                                                   December 31,     December 27,
                                                                                       1998             1997
                                                                                  -------------     -----------
Cash flows from operating activities:
   Net loss                                                                            $(6,882)       $(2,112)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        680            654
      Allowances against accounts receivable                                              (815)          (484)
      Write-off of inventories                                                           1,478            293
      Asset impairment/restructuring charge                                              1,906            -
      Other                                                                                 54              2
   Changes in assets and liabilities:
      Decrease in accounts receivable                                                    1,646          3,930
      Increase in inventories                                                           (3,996)        (3,504)
      Decrease (increase) in prepaid expenses and other assets                           1,801           (350)
      Increase (decrease) in accounts payable                                            1,625           (850)
      Decrease in accrued expenses and other liabilities                                  (579)          (376)
                                                                                           ---            ---
       Net cash used in operating activities                                            (3,082)        (2,797)

Cash flows from investing activities:
      Capital expenditures                                                                (214)          (285)
      Proceeds from sale of fixed assets                                                   -               36
                                                                                         -----             --
       Net cash used in investing activities                                              (214)          (249)

Cash flows from financing activities:
     Proceeds from issuances of Common Stock                                                10             11
     Net proceeds from revolving credit line                                                -           2,968
     Principal payments under long-term debt and other borrowings                          (83)           (62)
                                                                                            --             --
       Net cash (used in) provided by financing activities                                 (73)         2,917

Net decrease in cash and cash equivalents                                               (3,369)          (129)
Cash and cash equivalents at beginning of period                                         9,793            181
                                                                                         -----            ---
Cash and cash equivalents at end of period                                              $6,424            $52
                                                                                         =====             ==

       The accompanying notes are an integral part of these statements.


                                     --4--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

       Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes products in the semi-solid form of a cream, reconstituted suspensions/solutions and transdermal delivery systems.

Basis of Preparation:

       The accompanying financial statements at December 31, 1998 and for the three-month periods ended December 31, 1998 and December 27, 1997 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at September 30, 1998 was derived from the audited financial statements at such date.

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

       In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the next fiscal year will commence on January 1, 1999 and will end on December 31, 1999, and the fiscal quarters will end on April 3, 1999, July 3, 1999, October 2, 1999 and December 31, 1999. The results of operations for the transition period from October 1, 1998 to December 31, 1998 are included in this filing of Form 10-Q.

Strategic Alliance:

       On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany ("Merck KGaA"). Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company received the exclusive United States distribution rights to the portfolio of products covered by a distribution agreement with Genpharm (see "--Distribution Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Development Agreement:

       The Company, Israel Pharmaceutical Resources L.P. ("IPR") and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, have a development agreement (the "Development Agreement"), dated August 11, 1998, in which Generics will fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. The Development Agreement has an initial term of five years and shall automatically renew for additional periods of one year or earlier termination upon six months notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and fulfilled the funding requirements for the three-month period ended December 31, 1998. Under the agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                                     --5--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

Distribution Agreements:

  Genpharm, Inc.

       The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained U.S. Food and Drug Administration ("FDA") approval and others of which have been or will be submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

  BASF Corporation

       In April 1997, Par Pharmaceutical, Inc. ("Par"), the Company's operating subsidiary, entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the Supply Agreement, Par agreed to purchase at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company has met the minimum purchase requirements of calendar year 1998 for two of the higher volume products and BASF has waived the minimum purchase requirements in calendar year 1998 for the third product.

  Elan Corporation

       On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement Par has the exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan for a twelve-month period ending September 29, 1999 or earlier termination upon three months notice in certain circumstances. In January 1999, Elan notified the Company that its distribution rights with respect to the nicotine patch will be terminated effective April 30, 1999. Par must pay Elan a certain percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights for the nicotine patch and a nitroglycerin patch, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional payment of $2,000,000, upon the termination of the Company's distribution rights, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000. Pursuant to the Termination Agreement, Elan agreed to pay Par a perpetual royalty for all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel.
The Company began selling Elan's nicotine patch in January 1998.

Short-Term Debt:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and



                                     --6--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with GECC with a portion of the proceeds from an equity investment and GECC relinquished operating control over the Company's cash receipts. As of February 12, 1999, the borrowing base was approximately $13,441,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.

Income Taxes:

       Based on the Company's recent performance and uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended December 31, 1998 or December 27, 1997. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

Earnings Per Share:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company adopted the accounting standard during the quarter ended December 27, 1997 and, accordingly, has presented all earnings per share data to conform to the requirements of SFAS 128.

       Outstanding options and warrants of 514,700 as of December 31, 1998 and 1,996,250 as of December 27, 1997 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 756,290 as of December 31, 1998 were excluded from diluted earnings per share because they were nondilutive.

Comprehensive Income:

       During the three months ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components. There was no impact on the financial statements as a result of the adoption of SFAS 130.

Commitments, Contingencies and Other Matters:

  Retirement Plans:

       The Company has a defined contribution, social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 12% of pay to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.



                                     --7--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

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

  Asset Impairment/Restructuring:

       In an attempt to reduce operating losses, the Company is implementing measures during the three-month transition period ended December 31, 1998 and during 1999 to reduce costs and increase operating efficiencies. The Company will discontinue six unprofitable products from its product line, eliminate approximately 70 positions, primarily in manufacturing and various manufacturing support functions, and reduce certain related expenses. These measures resulted in a charge of $1,906,000 in the transition period, which included provisions of approximately $1,200,000 for write-downs related to the impairment of assets affected by the termination of the six products, and $705,000 for severance payments and other employee termination benefits. The Company began the work force reduction with the layoff of approximately forty employees, primarily in manufacturing functions and a smaller number in administrative positions, in January 1999.

       Additionally, the Company recorded inventory reserves of $630,000 relating to the six discontinued products. This reserve is included as part of cost of goods sold.

       The Company recorded a charge of $1,212,000 in fiscal year ended September 30, 1998 for asset impairment of its Congers, New York facility as a result of outsourcing the manufacture of most of the products from such facility. The charge is based on the difference between the appraised value of the property less the net book value at September 30, 1998. The Company is currently planning to move the remaining manufacturing volume and coating operation to another location and will attempt to sell or lease the facility in fiscal year 1999.


                                     --8--

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds continuing to be available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements and (vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies.


RESULTS OF OPERATIONS

General

       The Company's operating loss was $6,972,000 for the three-month period ended December 31, 1998 compared to $1,992,000 for the three-month period ended December 27, 1997. Although the Company experienced 38% net sales growth from sales of new distributed products, the gross margin for the period declined significantly due to unfavorable manufacturing variances caused by excess capacity and, to a lesser extent, additional inventory write-offs. In addition, increased product development activity and higher selling and administrative expenses, as described below, adversely impacted the operating loss for the period. In an attempt to reduce operating losses, the Company is implementing measures during the three-month transition period ended December 31, 1998 and during 1999 in an attempt to reduce costs and increase operating efficiencies, and accordingly, has recorded charges of $1,906,000 in the transition period for restructuring and asset impairment, and inventory reserves of $630,000 following a decision to discontinue six unprofitable products manufactured by the Company (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Asset Impairment/Restructuring"). The Company expects to continue to search for additional measures to improve its operations in order to reduce costs and obtain other operating efficiencies. Further, the Company plans to continue to seek new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world. If current sales and gross margin levels are not increased by sales of substantially profitable new distributed or manufactured products, the Company will continue to experience losses.

       In an effort to improve the Company's growth prospects through the introduction of new products at profitable pricing and strengthen its financial condition, PRI entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company received the sole rights to the portfolio of products covered by the Genpharm Distribution Agreement, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or are expected to be submitted to the FDA for approval. Genpharm pays the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution Agreements-Genpharm, Inc."). This alliance provides the Company with a significant number of potential products for its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, working capital for possible business expansion, improved financial condition through elimination of certain significant outstanding debt and access to Merck KGaA's expertise and experience in the industry. To date, four products introduced under the Genpharm Distribution Agreement did not have a significant impact on the Company's operating results.

       The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things; (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability


                                     --9--
of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their drugs.

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

Net Sales

       Net sales for the three months ended December 31, 1998 of $16,775,000 increased $4,641,000, or 38%, from sales of $12,134,000 for the corresponding period of the prior fiscal year. The sales growth was primarily attributable to sales of new products, primarily the transdermal nicotine patch manufactured by Elan and Naproxen Sodium manufactured by the Company and introduced in October 1998. Net sales of distributed product for the most recent fiscal year increased to approximately 68% of the Company's total net sales compared to approximately 31% of the total for the same period of the prior year continuing the trend of greater reliance upon sales of distributed product. The Company is substantially dependent upon distributed products for its sales and, as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Pursuant to the Termination Agreement with Elan, the Company will no longer have the transdermal nicotine patch to market after April 30, 1999. As a result of the continued evaluation of the existing product line, the Company will discontinue six unprofitable products during fiscal year 1999 as existing inventory for those products is depleted. It is expected that the termination of the transdermal nicotine patch distribution rights will adversely affect the Company's annual net sales after April 1999. To a lesser extent, the discontinued manufactured products will also negatively affect net sales. However, it is anticipated that new product introductions in fiscal 1999 can offset this expected net sales decrease.

       Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) approval of abbreviated new drug applications ("ANDAs") and introduction of new manufactured products, (iv) introduction of new distributed products (v) the level of customer service, and (v) the continuation of existing distribution agreements.

Gross Margin

       The Company's gross margin was $(330,000) (-2% of net sales) for the three months ended December 31, 1998 compared to $1,504,000 (12% of net sales) in the corresponding period of the prior fiscal year. Unfavorable manufacturing variances due to excess capacity, caused by outsourcing or discontinuing manufactured products in prior periods and higher inventory write-offs related to discontinued products, adversely affected the gross margin in the current period. The Company has attempted to address its excess capacity with the restructuring implemented in the most recent quarter which resulted in layoffs of manufacturing personnel in January 1999 and the write-down of certain assets which will be under utilized as a result of discontinued products (see "Notes to Financial Statements-Asset Impairment/Restructuring").

       Inventory write-offs amounted to $1,478,000 and $293,000 for the three-month periods ended December 31, 1998 and December 27, 1997, respectively. The increase in the current period was primarily attributable to the write-off of material and work in process inventory not meeting the Company's quality control standards and additional inventory reserves due to discontinued products. The inventory write-offs, which have increased significantly over the prior six months, are expected to return to a more normalized level in subsequent periods. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf life.

       The termination of the transdermal nicotine patch distribution rights, discussed above, will negatively affect the Company's gross margin. However, it is anticipated that the gross margins generated by sales of new product in fiscal 1999 can offset this expected decrease.


                                    --10--

Operating Expenses

  Research and Development

       Research and development expenses of $1,125,000 for the three-month period ended December 31, 1998 increased $217,000 from the three-month period ended December 27, 1997. The Company conducts a significant part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. The increased costs in the current period were primarily due to biostudy activity by the domestic operation. The current year costs for research and development expenses at IPR were $374,000, net of $209,000 in funding from Generics, compared to $442,000 in the prior year. Generics, a subsidiary of Merck KGaA, the Company and IPR have an agreement pursuant to which Generics will share one-half of the costs of IPR's operating budget, beginning in the three-month period ended December 31, 1998, in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

       The Company has ANDAs for three potential products pending with the FDA and awaiting approval. The Company expects to commence biostudies for eight additional product submissions in fiscal year 1999. Recently, PRI has received FDA approval of its ANDAs for three products, two of which the Company began marketing in the quarter ended December 31, 1998, and the other is expected to be introduced shortly.

       As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. To date, the Company has introduced four products under the Genpharm Distribution Agreement and anticipates introducing several more in fiscal year 1999 (see "Notes to Financial Statements-Distribution Agreements-Genpharm, Inc.").

  Selling, General and Administrative

       Selling, general and administrative costs for the three-month period ended December 31, 1998 of $3,611,000 (22% of net sales) increased $1,023,000 from $2,588,000 (21% of net sales) for the corresponding period in the prior fiscal year. The higher costs in the current period were primarily attributable to strengthening the sales force and expanding marketing efforts, beginning in the later half of the prior year, in anticipation of product introductions and further market penetration of the existing product line, and to a lesser extent, higher professional fees.

  Asset Impairment/Restructuring

       In an attempt to reduce operating losses, the Company is implementing measures during the three month transition period ended December 31, 1998 and during 1999 to reduce costs and increase operating efficiencies. The Company will discontinue six unprofitable products from its product line, eliminate approximately 70 positions, primarily in manufacturing and various manufacturing support functions, and reduce certain related expenses. These measures resulted in a charge of $1,906,000 in the transition period, which included provisions of approximately $1,200,000 for write-downs related to the impairment of assets affected by the termination of the six products, and $705,000 for severance payments and other employee termination benefits. The Company began the work force reduction with the layoff of approximately forty employees, primarily in manufacturing functions and a smaller number in administrative positions, in January 1999.

Income Taxes

       Management has determined, based on the Company's recent performance and uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended December 31, 1998 or December 27, 1997 (see "Notes to Financial Statements-Income Taxes").


                                    --11--

FINANCIAL CONDITION

Liquidity and Capital Resources

       Working capital of $24,208,000 at December 31, 1998 decreased $4,916,000 from $29,124,000 at September 30, 1998. The decrease is principally due to the use of funds to finance operating losses and to build inventory on higher volume products. The working capital ratio of 2.6x in the current period declined from 3.2x at fiscal 1998 year end.

       The Company, IPR and Generics have entered into an agreement, dated August 11, 1998, pursuant to which Generics will fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. The funding commenced in the three-month period ended December 31, 1998. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements-Development Agreement").

       On September 29, 1998, the Company and Elan entered into the Termination Agreement in which the Company would retain the exclusive distribution rights in the United States to a transdermal nicotine patch for a period of up to twelve months or earlier termination upon three months notice in certain circumstances. In January 1999, Elan notified the Company that its distribution rights with respect to the nicotine patch will be terminated effective April 30, 1999. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000 upon the termination of the Company's distribution rights, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000. In future periods, it is anticipated that the Company will not receive any additional funds from the sale of product rights to Elan (see "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

       The Company will attempt to sell or lease its manufacturing facility in Congers, New York during fiscal year 1999 after moving a substantial portion of its manufacturing volume to BASF. There can be no assurance that the Company will be able to sell or lease the facility and, if sold, there can be no assurance that the Company would receive its appraised value.

       The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and if necessary with borrowings against its line of credit, to the extent then available (see "Financing"). If, however, the Company continues to experience significant losses over the next year, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.

Financing

       At December 31, 1998, the Company's total outstanding long-term debt, including the current portion, amounted to $1,327,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

       In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with a portion of the proceeds from the equity investment by Merck KGaA. As of February 12, 1999, the borrowing base was approximately $13,441,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.



                                    --12--

Year 2000

       The Company has completed an assessment of its internal systems related to Year 2000 compliance and is in the process of evaluating the status of its customers, suppliers and banks. The Company has implemented a plan it believes will enable its computerized information systems to be Year 2000 compliant without any material disruption in business. The costs of addressing this issue have been expended when incurred and have not, and the Company believes will not in the future, have a materially adverse effect on its financial condition. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company anticipates devoting all resources necessary to resolve any additional significant Year 2000 issues in a timely manner.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.



                                    --13--

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

      (a)  Exhibits:

           10.1 - Sixth Amendment to Loan and Security Agreement, dated as of February 2, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein.

           10.2 - Development Agreement, dated as of August 11, 1998, among the Company, Generics (UK) Ltd., and Israel Pharmaceutical Resources L.P.

           27   -  Financial Data Schedule.

      (b)  Reports on Form 8-K:

           On December 29, 1998, the Company filed a Current Report on Form 8-K relating to item 8, a change in its fiscal year.



                                    --14--

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




                          PHARMACEUTICAL RESOURCES, INC.
                          ------------------------------
                           (Registrant)




February 16, 1999         /s/ Kenneth I. Sawyer
                          ------------------------------------------------------
                          Kenneth I. Sawyer
                          President and Chief Executive Officer
                          (Principal Executive Officer)




February 16, 1999         /s/ Dennis J. O'Connor
                          ------------------------------------------------------
                          Dennis J. O'Connor
                          Vice President - Chief Financial Officer and Secretary
                          (Principal Accounting and Financial Officer)




                                    --15--

                                 EXHIBIT INDEX
                                 -------------

      Exhibit Number                    Description                                    Page Number
      --------------                    -----------                                    -----------
          10.1         Sixth Amendment to Loan and Security Agreement, dated as             17
                       of February 2, 1999, among the Company, General Electric
                       Capital Corporation, and the other parties named therein.

          10.2         Development Agreement, dated as of August 11, 1998, among            21
                       the Company, Generics (UK) Ltd., and Israel Pharmaceutical
                       Resources L.P.

          27           Financial Data Schedule.                                             36

                                    --16--