Form 10-Q
period 1999-04-03
PHARMACEUTICAL RESOURCES INC
filed 1999-05-18
CIK 878088

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ________________

                                   FORM 10-Q

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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


                                   29,408,378
        Number of shares of Common Stock outstanding as of May 13, 1999.

         This is page 1 of 92 pages.  The exhibit index is on page 16.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)


                                               April 3,  December 31,
                   ASSETS                        1999        1998
                   ------                      --------  ------------

Current assets:
  Cash and cash equivalents                     $ 2,684       $ 6,424
  Accounts receivable, net of allowances of
   $2,906 and $2,226                             16,544        14,513
  Inventories                                    15,151        15,611
  Prepaid expenses and other current assets       2,172         2,597
                                                -------       -------
    Total current assets                         36,551        39,145

Property, plant and equipment, at cost less
 accumulated depreciation and amortization       22,526        22,789

Deferred charges and other assets                 1,535         1,405

Non-current deferred tax benefit, net            14,608        14,608
                                                -------       -------
   Total assets                                 $75,220       $77,947
                                                =======       =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Current portion of long-term debt             $   200       $   225
  Accounts payable                                8,310        10,411
  Accrued salaries and employee benefits          1,848         1,705
  Accrued expenses and other current
    liabilities                                   1,911         2,596
                                                --------      --------
     Total current liabilities                   12,269        14,937

Long-term debt, less current portion              1,062         1,102
Accrued pension liability                           717           717

Shareholders' equity:
  Common Stock, par value $.01 per share;
   authorized 90,000,000 shares;
   issued and outstanding 29,389,366 and
   29,322,659 shares                                294           293
  Additional paid in capital                     88,344        88,036
  Accumulated deficit                           (27,248)      (26,920)
  Additional minimum liability related to
     defined benefit pension plan                  (218)         (218)
    Total shareholders' equity                   61,172        61,191
                                                --------      --------
    Total liabilities and shareholders'
     equity                                     $ 75,220      $ 77,947
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

                                     --2--

                         PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                        Three Months Ended
                                                       ---------------------
                                                        April 3,   March 28,
                                                          1999       1998
                                                       ---------   ---------
Net sales                                               $ 20,164    $ 13,574
Cost of goods sold                                        16,248      12,945
                                                        --------    --------
    Gross margin                                           3,916         629

Operating expenses:
 Research and development                                  1,186         861
 Selling, general and administrative                       3,222       2,724
                                                        --------    --------
   Total operating expenses                                4,408       3,585
                                                        --------    --------
   Operating loss                                           (492)     (2,956)
Other income                                                 117          11
Interest income (expense)                                     47        (198)
                                                        --------    --------
Net loss                                                    (328)     (3,143)
Accumulated deficit, beginning of period                 (26,920)    (12,522)
Accumulated deficit, end of period                      $(27,248)   $(15,665)
                                                        ---------   ---------
                                                        ---------   ---------
Basic and diluted net loss per share of common stock       $(.01)      $(.17)
Weighted average number of common and
 common equivalent shares outstanding                     29,354      18,883
                                                        ========    ========




        The accompanying notes are an integral part of these statements.

                                     --3--

                         PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                     ---------------------
                                                                     April 3,   March 28,
                                                                       1999        1998
                                                                     ---------  ----------
Cash flows from operating activities:
 Net loss                                                             $  (328)    $(3,143)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                         683         782
    Allowances against accounts receivable                                680        (182)
    Write-off of inventories                                              235         202
    Other                                                                  66          (1)
 Changes in assets and liabilities:
    Increase in accounts receivable                                    (2,711)     (1,673)
    Decrease in inventories                                               225          35
    Decrease (increase) in prepaid expenses and other assets              295        (806)
    Decrease in accounts payable                                       (2,101)       (602)
    (Decrease) increase in accrued expenses and other liabilities        (542)        513
                                                                       -------     -------
Net cash used in operating activities                                  (3,498)     (4,875)

Cash flows from investing activities:
      Capital expenditures                                               (452)       (264)
      Proceeds from sale of fixed assets                                   30           -
                                                                      -------     -------
     Net cash used in investing activities                               (422)       (264)

Cash flows from financing activities:
   Proceeds from issuances of Common Stock                                245           9
   Net proceeds from revolving credit line                                  -       5,203
   Principal payments under long-term debt and other borrowings           (65)        (58)
                                                                          ----      ------
     Net cash provided by financing activities                            180       5,154

Net (decrease) increase in cash and cash equivalents                   (3,740)         15
Cash and cash equivalents at beginning of period                        6,424          52
                                                                      -------     -------
Cash and cash equivalents at end of period                            $ 2,684     $    67
                                                                      =======     =======




        The accompanying notes are an integral part of these statements.

                                     --4--

                         PHARMACEUTICAL RESOUCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)



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

Basis of Preparation:

   The accompanying financial statements at April 3, 1999 and December 31, 1998 and for the three-month periods ended April 3, 1999 and March 28, 1998 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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

   In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the current fiscal year began on January 1, 1999 and will end on December 31, 1999, and subsequent fiscal quarters will end on July 3, 1999, October 2, 1999 and December 31, 1999.

Strategic Alliance:

   On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany ("Merck KGaA"). Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000.
In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company received the exclusive United States distribution rights to the portfolio of products covered by a distribution agreement with Genpharm (see "-- Distribution Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Development Agreement:

   The Company, Israel Pharmaceutical Resources L.P. ("IPR") and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, have a development agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year or earlier termination upon six months notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and had fulfilled their funding requirements through April 3, 1999. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                                     --5--

                         PHARMACEUTICAL RESOUCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)

Profit Sharing Agreement:

   In January 1999, the Company entered into a profit sharing agreement with Genpharm (the "Genpharm Profit Sharing Agreement") pursuant to which PRI will receive a portion of the profits and will bear a portion of the expenses resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000. The date PRI will pay Genpharm the fee is subject to negotiation. The agreement between Genpharm and the unaffiliated third party covers fifteen products which are not included as part of the Genpharm Distribution Agreement (see "--Distribution Agreements-Genpharm, Inc.").

Lease Agreement:

   On March 17, 1999, Par Pharmaceutical, Inc. ("Par"), the Company's operating subsidiary, entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two year renewal period and contains a purchase option enabling Halsey to purchase the Congers Facility and substantially all the equipment at any time during the lease terms for a specified amount. The Lease agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey will perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases under the Halsey Supply Agreement are less than $1,150,000, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "--Distribution Agreements-Halsey Drug Co., Inc.").

Distribution Agreements:

 Halsey Drug Co., Inc.

   On March 17, 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to contract manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility prior to the agreement. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement. Halsey cannot manufacture, supply, develop or distribute the products for anyone other than Par for a period of three years.

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

                                     --6--

                         PHARMACEUTICAL RESOUCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)

 BASF Corporation

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products.
BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year.

 Elan Corporation

   On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement Par has the exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan until May 31, 1999. Par must pay Elan a certain percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights for the nicotine patch and a nitroglycerin patch, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional payment of $2,000,000, upon the termination of the Company's distribution rights, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000. Pursuant to the Termination Agreement, Elan agreed to pay Par a perpetual royalty for all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel. The Company began selling Elan's nicotine patch in January 1998.

Short-Term Debt:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with GECC with a portion of the proceeds from an equity investment and GECC relinquished operating control over the Company's cash receipts. As of April 1999, the borrowing base was approximately $12,600,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.

Income Taxes:

   Based on the Company's recent performance and uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended April 3, 1999 or March 28, 1998. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

                                     --7--

                         PHARMACEUTICAL RESOUCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)


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

   Outstanding options and warrants of 333,700 as of April 3, 1999 and 812,200 as of March 28, 1998 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,072,326 as of April 3, 1999 and 219,145 as of March 28, 1998 were excluded from diluted earnings per share because they were non-dilutive.

Comprehensive Income:

   During the period ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components. For the three-month period ended April 3, 1999, there was no impact on the financial statements as a result of the adoption of SFAS 130.

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

 Asset Impairment/Restructuring:

   In an attempt to reduce operating losses, the Company continued to implement previously announced measures in 1999 to reduce costs and increase operating efficiencies. The Company discontinued six unprofitable products from its product line, eliminated approximately 40 positions with a layoff in January 1999, primarily in manufacturing and various manufacturing support functions, and reduced certain related expenses. These measures resulted in a charge of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the termination of the six products and a provision of $706,000 for severance payments and other employee termination benefits. Additionally, the Company established inventory reserves of $630,000 relating to the six discontinued products which was recorded in cost of goods sold during the transition period. At April 3, 1999, the remaining provisions for the severance payments and other employee

                                     --8--

                         PHARMACEUTICAL RESOUCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 3, 1999
                                  (Unaudited)


termination benefits and discontinued product inventory amounted to $330,000 and $412,000, respectively. The Company expects the remaining reserves are sufficient and will be fully utilized.

          The Company recorded a charge of $1,212,000 in the fiscal year ended September 30, 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of most of the products from such facility. The charge was based on the difference between the appraised value of the property less the net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

                                     --9--

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds continuing to be available for internal research and development and research and development joint ventures,
(iv) research and development project delays or delays in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements,
(vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies and (vii) the continued ability of distributed product suppliers to meet future demand. The Company disclaims any obligations or intent to update or review any forward-looking statements or information whatsoever.


RESULTS OF OPERATIONS

General

   The Company reduced its operating loss to $492,000 for the three-month period ended April 3, 1999 from $2,956,000 for the three-month period ended March 28, 1998. Net sales growth of 49%, primarily from price and volume increases on certain existing products and additional sales of new distributed products, produced significantly higher gross margins. The improved results were achieved despite increased spending on product development and sales and marketing, as described below. The Company recently implemented measures, including a work force reduction following a decision to discontinue six unprofitable manufactured products and the leasing of an under-utilized facility, in an attempt to lower costs, increase operating efficiencies and reduce operating losses (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Asset Impairment/Restructuring"). The Company plans to continue to search for additional measures to improve results in addition to continue seeking new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world. If current sales or gross margin levels are not increased by sales of substantially profitable new distributed or manufactured products or continued price and volume increases on existing products, the Company will continue to experience losses.

   In an effort to improve the Company's growth prospects through the introduction of new products at profitable pricing and strengthen its financial condition, PRI entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company received the sole rights to the portfolio of products covered by the Genpharm Distribution Agreement, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or are expected to be submitted to the FDA for approval. Genpharm pays the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution Agreements-Genpharm, Inc."). The alliance provides the Company with a significant number of potential products for its product development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, working capital for possible business expansion, improved financial condition through elimination of certain significant outstanding debt and access to Merck KGaA's expertise and experience in the industry. To date, five products introduced under the Genpharm Distribution Agreement have had only a minimal positive effect on the Company's operating results.

   The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things; (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) increased ability of generic competitors to enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers (v) competition from brand name drug manufacturers selling generic versions of their

                                     --10--
drugs, and (vi) price increases and product deletions by competitors.

   Critical to any significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to new product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements.
No assurance can be given that any additional products for sale by the Company will occur or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "--Financial Condition-Liquidity and Capital Resources").

Net Sales

   Net sales increased $6,590,000, or 49% to $20,164,000 for the three months ended April 3, 1999 from sales of $13,574,000 for the three-month period ended March 28, 1998. The significant sales growth was primarily attributable to price or volume increases on several existing products and sales of new products. Net sales of distributed product, which consist of contract manufactured and licensed product, increased to approximately 67% of the Company's total net sales for the most recent three-month period compared to approximately 31% of the total for the same period of the prior year continuing the trend of greater reliance upon sales of distributed product. The increased percentage of distributed product is primarily due to increased sales of products manufactured under the BASF Supply Agreement. The Company is substantially dependent upon distributed products for its sales and, as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. Pursuant to the Termination Agreement with Elan, the Company will no longer distribute Elan's transdermal nicotine patch after May 31, 1999. As a result of the continued evaluation of the existing product line, the Company discontinued six unprofitable products during 1999 and will sell off all remaining inventory for those products. It is expected that the termination of the transdermal nicotine patch distribution rights and, to a lesser extent, the discontinued manufactured products will adversely affect the Company's annual net sales. Although there can be no assurance, it is anticipated that new product introductions and the effect of recent price and volume increases on certain products can offset these expected net sales decreases.

   Levels of sales are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of abbreviated new drug applications ("ANDAs") and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

   The Company's gross margin of $3,916,000 (19% of net sales) for the three months ended April 3, 1999 improved significantly from $629,000 (5% of net sales) in the corresponding period of the prior fiscal year primarily due to increased pricing or volumes on certain products. Unfavorable manufacturing variances due to excess capacity caused by outsourcing or discontinuing manufactured products in prior periods adversely affected the gross margin in the current period. The Company has attempted to address its excess capacity by leasing its under-utilized Congers facility in March 1999, layoffs of manufacturing personnel in January 1999 and the write-down of certain assets which will be under-utilized as a result of discontinuing certain products (see "Notes to Financial Statements-Asset Impairment/Restructuring").

   Inventory write-offs amounted to $235,000 and $202,000 for the three-month periods ended April 3, 1999 and March 28, 1998, respectively. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf life.

   The termination of the transdermal nicotine patch distribution rights, discussed above, will negatively affect the Company's gross margin. Although there can be no assurance, it is anticipated that the gross margins generated by sales of new products and the effect of recent price and volume increases on certain products can offset this expected decrease.

Operating Expenses

 Research and Development

                                     --11--

   Research and development expenses of $1,186,000 for the three-month period ended April 3, 1999 increased $325,000 from the three-month period ended March 28, 1998. The Company conducts a significant part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. The increased costs in the most recent period were primarily due to payments for development work and patent research performed for PRI by unaffiliated companies. Research and development expenses at IPR of $484,000 for the current period were partially offset by $313,000 in funding, which included a prior period adjustment, from Generics compared to expenses of $287,000 in the prior year. Generics, a subsidiary of Merck KGaA, the Company and IPR have an agreement pursuant to which Generics will share one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

   The Company has ANDAs for three potential products pending with the FDA and awaiting approval. The Company expects to commence biostudies for seven additional product submissions in 1999. In 1999, PRI has received FDA approval of its ANDAs for two products which the Company began marketing in March 1999.

   As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. To date, the Company has introduced five products under the Genpharm Distribution Agreement and anticipates introducing several more in 1999 (see "Notes to Financial Statements-Distribution Agreements-Genpharm, Inc.").

 Selling, General and Administrative

   Selling, general and administrative costs for the three-month period ended April 3, 1999 of $3,222,000 (16% of net sales) increased $498,000 from $2,724,000 (20% of net sales) for the corresponding period in the prior fiscal year. The higher costs in the current period were primarily attributable to strengthening the sales force and expanding marketing efforts in anticipation of product introductions and further market penetration of the existing product line, and to a lesser extent, higher professional fees and shipping costs.

Other Income

   Other income for the three-month period of $117,000 included a purchase option payment from Halsey related to leasing the Company's manufacturing facility in Congers, New York (see "Notes to Financial Statements-Leasing Agreement").

Income Taxes

   Management has determined, based on the Company's recent performance and uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended April 3, 1999 or March 28, 1998 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

   Working capital was $24,282,000 at April 3, 1999 compared to $24,208,000 at December 31, 1998. The working capital ratio of 2.98x in the most recent period improved from 2.62x at December 31, 1998.

   On March 17, 1999, the Company entered into an agreement to lease its manufacturing facility in Congers, New York to Halsey. Halsey paid the Company a purchase option of $100,000 and is obligated to pay rent of $500,000 annually during the initial term of the lease. In future periods, the rent is expected to cover the Company's fixed costs of the facility. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements-Leasing Agreement").

   In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which PRI will receive a portion of the profits and will bear a portion of the expenses resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000. The date PRI will pay Genpharm the fee is subject to negotiation (see "Notes to Financial Statements-Profit Sharing Agreement").

                                     --12--

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

   On September 29, 1998, the Company and Elan entered into the Termination Agreement in which the Company would retain the exclusive distribution rights in the United States to a transdermal nicotine patch until May 31, 1999. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000 upon the termination of the Company's distribution rights, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000. In future periods, the Company will not receive any additional funds from the sale of product rights to Elan (see "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

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

Financing

   At April 3, 1999, the Company's total outstanding long-term debt, including the current portion, amounted to $1,262,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

   In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with a portion of the proceeds from the equity investment by Merck KGaA. As of April 1999, the borrowing base was approximately $12,600,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks.

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


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.


                           PART II. OTHER INFORMATION

                                     --13--

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

   (a)  Exhibits:

        10.1 - Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc.

        10.2 - Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc.

        10.3 - Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. *

        27 -    Financial Data Schedule.

   (b)  Reports on Form 8-K:

        None.

   * Certain portions of Exhibit 10.3 have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                (Registrant)



May 18, 1999                     /s/ Kenneth I. Sawyer
                                 ------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)





May 18, 1999                     /s/ Dennis J. O'Connor
                                 ----------------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                     --15--

                                 EXHIBIT INDEX
                                 -------------


 Exhibit Number              Description
 --------------              ------------

     10.1 Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc.

     10.2 Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc.

     10.3 Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. *

     27         Financial Data Schedule.


     * Certain portions of Exhibit 10.3 have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

                                     --16--