Form 10-Q
period 1999-07-03
PHARMACEUTICAL RESOURCES INC
filed 1999-08-17
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               _________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No______
                                              -----


                                  29,530,003
      Number of shares of Common Stock outstanding as of August 12, 1999.

         This is page 1 of 18 pages.  The exhibit index is on page 17.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                              July 3,    December 31,
                          ASSETS                                               1999          1998
                          ------                                               ----          ----
Current assets:
  Cash and cash equivalents                                                $  1,280       $  6,424
  Accounts receivable, net of allowances of
   $2,948 and $2,226                                                         14,614         14,513
  Inventories                                                                17,246         15,611
  Prepaid expenses and other current assets                                   2,642          2,597
                                                                           --------       --------
    Total current assets                                                     35,782         39,145

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                   22,561         22,789

Deferred charges and other assets                                             1,759          1,405

Non-current deferred tax benefit, net                                        14,608         14,608
                                                                           --------       --------

   Total assets                                                            $ 74,710       $ 77,947
                                                                           ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Current portion of long-term debt                                        $    213       $    225
  Accounts payable                                                            8,298         10,411
  Accrued salaries and employee benefits                                      1,751          1,705
  Accrued expenses and other current liabilities                              1,655          2,596
                                                                           --------       --------
     Total current liabilities                                               11,917         14,937

Long-term debt, less current portion                                          1,090          1,102

Accrued pension liability                                                       874            717

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,441,231 and 29,322,659 shares                     294            293
  Additional paid in capital                                                 88,536         88,036
  Accumulated deficit                                                       (27,613)       (26,920)
  Additional minimum liability related to defined benefit pension plan         (388)          (218)
    Total shareholders' equity                                               60,829         61,191
                                                                           --------       --------

    Total liabilities and shareholders' equity                             $ 74,710       $ 77,947
                                                                           ========       ========

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                  Six Months Ended     Three Months Ended
                                                --------------------  --------------------
                                                 July 3,   June 27,    July 3,   June 27,
                                                  1999       1998       1999       1998
                                                ---------  ---------  ---------  ---------
Net sales                                       $ 41,125   $ 31,460   $ 20,961   $ 17,886
Cost of goods sold                                33,100     28,795     16,852     15,850
                                                --------   --------   --------   --------

   Gross margin                                    8,025      2,665      4,109      2,036

Operating expenses:
 Research and development                          2,467      1,761      1,281        900
 Selling, general and administrative               6,466      5,971      3,244      3,247
                                                --------   --------   --------   --------

   Total operating expenses                        8,933      7,732      4,525      4,147
                                                --------   --------   --------   --------

   Operating loss                                   (908)    (5,067)      (416)    (2,111)

Other income, net                                    161      3,598         44      3,587

Interest income (expense)                             54       (374)         7       (176)
                                                --------   --------   --------   --------

Net (loss) income                                   (693)    (1,843)      (365)     1,300

Accumulated deficit, beginning of period         (26,920)   (12,522)   (27,248)   (15,665)
                                                --------   --------   --------   --------

Accumulated deficit, end of period              $(27,613)  $(14,365)  $(27,613)  $(14,365)
                                                ========   ========   ========   ========

Net (loss) income per share of common stock:
   Basic                                        $   (.02)  $   (.10)  $   (.01)  $    .07
                                                ========   ========   ========   ========
   Diluted                                      $   (.02)  $   (.10)  $   (.01)  $    .06
                                                ========   ========   ========   ========
Weighted average number of common and
 common equivalent shares outstanding:
   Basic                                          29,387     18,890     29,421     18,896
                                                ========   ========   ========   ========
   Diluted                                        29,387     18,890     29,421     20,732
                                                ========   ========   ========   ========

       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                     ------------------
                                                                     July 3,   June 27,
                                                                      1999       1998
                                                                     -------   --------
Cash flows from operating activities:
  Net loss                                                           $  (693)   $(1,843)

  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                                     1,265      1,408
     Allowances against accounts receivable                              722        589
     Write-off of inventories                                            528      1,079
     Other                                                               116         20

 Changes in assets and liabilities:
      Increase in accounts receivable                                   (823)    (4,612)
    (Increase) decrease in inventories                                (2,163)     3,853
    (Increase) decrease in prepaid expenses and other assets            (399)     1,537
    (Decrease) increase in accounts payable                           (2,113)       235
    (Decrease) increase in accrued expenses and other liabilities       (908)       369
                                                                     -------    -------
        Net cash (used in) provided by operating activities           (4,468)     2,635
Cash flows from investing activities:
      Capital expenditures                                            (1,069)      (614)
      Proceeds from sale of fixed assets                                  45         33
                                                                     -------    -------
        Net cash used in investing activities                         (1,024)      (581)
 Cash flows from financing activities:
    Proceeds from issuances of Common Stock                              372         68
    Proceeds from issuances of other debt and
      net payments from revolving credit line                            120     (1,960)
    Principal payments under long-term debt and other borrowings        (144)      (127)
                                                                     -------    -------
        Net cash provided by (used in) financing activities              348     (2,019)

Net (decrease) increase in cash and cash equivalents                  (5,144)        35
Cash and cash equivalents at beginning of period                       6,424         52
                                                                     -------    -------
Cash and cash equivalents at end of period                           $ 1,280    $    87
                                                                     =======    =======

       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 3, 1999
                                  (Unaudited)


   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and capsule). The Company also distributes products in the semi-solid form of a cream and reconstituted suspensions/solutions.


Basis of Preparation:

   The accompanying consolidated financial statements at July 3, 1999 and December 31, 1998 and for the six-month and three-month periods ended July 3, 1999 and June 27, 1998 are unaudited; however, in the opinion of the management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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

   Results of operations for interim periods are not necessarily indicative of those to be achieved for a full fiscal year. Certain items on the consolidated financial statements of the prior year have been reclassified to conform to the current year financial statement presentation.

   In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the current fiscal year began on January 1, 1999 and will end on December 31, 1999, and subsequent fiscal quarters will end on October 2, 1999 and December 31, 1999. Comparative results in this Form 10-Q include amounts from the corresponding three-month and six-month calendar periods of last year.

Strategic Alliance:

   On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany ("Merck KGaA"). Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000.
In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "--Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

   The Company, Israel Pharmaceutical Resources L.P. ("IPR"), a subsidiary of PRI, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, have entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and has fulfilled their funding requirements through July 3, 1999. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 3, 1999
                                  (Unaudited)


Profit Sharing Agreement:

   In January 1999, the Company entered into a profit sharing agreement with Genpharm (the "Genpharm Profit Sharing Agreement") pursuant to which PRI will receive a portion of the profits and will bear a portion of the expenses resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000. The date on which PRI will be required to pay Genpharm the fee is currently being negotiated. The agreement between Genpharm and the unaffiliated third party covers fifteen products which are not included as part of the Genpharm Distribution Agreement (see "--Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

   On March 17, 1999, Par Pharmaceutical, Inc. ("Par"), the Company's wholly-owned operating subsidiary, entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey will perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases are less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "--Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

Halsey Drug Co., Inc.

   On March 17, 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility prior to the agreement. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency under the Lease Agreement. Halsey cannot manufacture, supply, develop or distribute the products for anyone other than Par for a period of three years.

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

BASF Corporation

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 3, 1999
                                  (Unaudited)


agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods until December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year.

Elan Corporation

   On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, Par's exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan ended on May 31, 1999. Par paid Elan a certain percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights for the nicotine patch and a nitroglycerin patch, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional payment of $2,000,000, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000, in the third quarter of 1999. Pursuant to the Termination Agreement, Elan agreed to pay Par a perpetual royalty on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel.

Short-Term Debt:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with GECC with a portion of the proceeds from Merck KGaA's equity investment and GECC relinquished operating control over the Company's cash receipts. As of July 3,1999, the borrowing base was approximately $14,800,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived events of default related to financial covenants and amended the financial covenants of Par.

Income Taxes:

   Based on the Company's recent performance and uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended July 3, 1999 or June 27, 1998. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

Earnings Per Share:

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share"
("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share including retroactive restatement of all prior earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company adopted the new accounting standard during the quarter ended December 27, 1997 and, accordingly, has presented or restated all earnings per share data to conform to the requirements of SFAS 128. The following table is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share:

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 3, 1999
                                  (Unaudited)

                                                    Six Months Ended      Three Months Ended
                                                  ---------------------  --------------------
                                                   July 3,    June 27,    July 3,    June 27,
                                                    1999        1998        1999       1998
                                                  ---------  ----------  ----------  --------
                                                   (In Thousands, Except Per Share Amounts)
Net (loss) income (numerator)                      $  (693)    $(1,843)    $  (365)   $ 1,300
Basic:
Weighted average number of common
  shares outstanding (denominator)                  29,387      18,890      29,421     18,896
Net (loss) income per share of common stock        $  (.02)    $  (.10)    $  (.01)   $   .07
                                                   =======     =======     =======    =======
Assuming dilution:
Weighted average number of common
  shares outstanding                                29,387      18,890      29,421     18,896
Effect of dilutive options                               -           -           -      1,836
                                                   -------     -------     -------    -------
Weighted average number of common and common
   equivalent shares outstanding (denominator)      29,387      18,890      29,421     20,732
Net (loss) income per share of common stock        $  (.02)    $  (.10)    $  (.01)   $   .06
                                                   =======     =======     =======    =======


   Outstanding options and warrants of 287,500 and 262,500 at the end of the six-month and three-month periods ended July 3, 1999, respectively, and 779,700 and 548,700 at the end of the corresponding periods of the prior year were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,145,825 and 1,222,841 at the end of the current six-month and three-month periods, respectively, and 1,169,210 at the end of the six-month period of last year were excluded from diluted earnings per share because they were non-dilutive.

Comprehensive Income:

   The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. There was no impact on the financial statements as a result of the adoption of SFAS 130 in the six-month and three-month periods ended July 3, 1999.

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

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 3, 1999
                                  (Unaudited)


Asset Impairment/Restructuring:

   Following previously announced measures to reduce costs and increase operating efficiencies, the Company has discontinued the sale of certain unprofitable products, eliminated approximately 40 positions in January 1999, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses. These measures resulted in a charge of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinuance of the products and a provision of $706,000 for severance payments and other employee termination benefits. Additionally, the Company established inventory reserves of $630,000 relating to the discontinued products which was recorded as part of cost of goods sold during the transition period. At July 3, 1999, the remaining provisions for the severance payments and other employee termination benefits and discontinued product inventory amounted to $176,000 and $342,000, respectively. The Company expects the remaining reserves to be sufficient and to be fully utilized.

   The Company recorded a charge of $1,212,000 in the fiscal year ended September 30, 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of most of the products from such facility. The charge was based on the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds continuing to be available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies and (vii) the continued ability of distributed product suppliers to meet future demand. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.


RESULTS OF OPERATIONS

General

   The Company reduced its operating losses in the six-month and three-month periods ended July 3, 1999 to $908,000 and $416,000, respectively, from $5,067,000 and $2,111,000 in the corresponding periods of the prior year. The improvement in both periods was due primarily to volume increases on sales of certain existing products, a more favorable pricing environment in the market and additional sales of products introduced during the last year, including four new products in 1999. The improved results were achieved despite increased spending on product development and sales and marketing, as described below. The Company incurred net losses of $693,000 and $365,000 for the six-month and three-month periods ended July 3, 1999, respectively, compared to a net loss of $1,843,000 and net income of $1,300,000 in the corresponding periods of the prior year. Prior year net results included non-recurring income of approximately $3,600,000 in both periods from the sale and release of product rights to Elan (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

   In an attempt to lower costs, increase operating efficiencies and reduce operating losses, the Company has recently reduced its work force, discontinued certain unprofitable manufactured products and leased an under-utilized facility (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Asset Impairment/Restructuring"). The Company plans to continue to search for additional measures to improve results in addition to continue seeking new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world. If current sales or gross margin levels are not increased by sales of substantially more profitable new distributed or manufactured products or continued volume increases and favorable pricing on existing products, the Company will continue to experience losses.

   In an effort to improve the Company's growth prospects through the introduction of new products at profitable pricing and strengthen its financial condition, PRI entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company sold stock to a subsidiary of Merck KGaA and received the sole rights to the portfolio of products covered by the Genpharm Distribution Agreement, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products currently being developed or identified for development, some of which have obtained FDA approval and others of which have been or are expected to be submitted to the FDA for approval. Genpharm pays the research and development costs associated with the products and PRI will pay Genpharm a certain percentage of the gross margin on sales of the products (see "Notes to Financial Statements-Strategic Alliance" and "--Distribution and Supply Agreements-Genpharm, Inc."). The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, working capital for possible business expansion, improved financial condition through elimination of certain significant outstanding debt and access to Merck KGaA's expertise and experience in the industry. To date, six products introduced under the Genpharm Distribution Agreement have had only a minimal positive effect on the Company's operating results.

   The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things; (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) ability of generic competitors to quickly enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) competition from brand name drug manufacturers selling generic versions of their branded drugs.

   Critical to any significant improvement in the Company's financial condition is the introduction and acquisition of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to new product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements. No assurance can be given that the Company will acquire any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing losses will adversely affect the Company's liquidity and, accordingly, its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "--Financial Condition-Liquidity and Capital Resources").

Net Sales

   Net sales of $41,125,000 for the six-month period ended July 3, 1999 grew $9,665,000, or 31%, from net sales of $31,460,000 for the six-month period ended June 27, 1998. The sales increase was primarily attributable to volume increases on several existing products combined with a more favorable pricing environment and additional sales from new products. Net sales of distributed products, which consist of products manufactured under contract and licensed products, increased to approximately 67% of the Company's total net sales for the most recent six-month period compared to approximately 40% of the total for the same period of the prior year, continuing the Company's trend of greater reliance upon sales of distributed product. The increased percentage of distributed product is primarily due to increased sales of products manufactured under the BASF Supply Agreement. The Company is substantially dependent upon distributed products for its sales and, as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. Pursuant to the Termination Agreement with Elan, the Company ceased distributing Elan's transdermal nicotine patch after May 31, 1999. As a result of the continued evaluation of its existing product line, the Company discontinued certain unprofitable products during 1999 and will attempt to sell off all remaining inventory for those products. It is expected that the termination of the transdermal nicotine patch distribution rights, and to a lesser extent the discontinued manufactured products, will adversely affect the Company's annual net sales. Although there can be no assurance, it is anticipated that new product introductions and the effect of recent volume increases on certain products and the current pricing environment can offset somewhat these expected net sales decreases.

   Second quarter 1999 net sales of $20,961,000 increased $3,075,000, or 17%, compared to $17,886,000 for the corresponding quarter of 1998 following volume increases of certain products, a more favorable pricing environment and sales of new products. Net sales of distributed products for the most recent quarter increased to approximately 67% of the Company's total net sales versus approximately 50% of the total for the same quarter of last year.

   Levels of sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of abbreviated new drug applications ("ANDAs") and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

   The gross margin of $8,025,000 (20% of net sales) for the six-month period ended July 3, 1999 increased $5,360,000 from $2,665,000 (8% of net sales) in the corresponding period of the prior year. Significant gross margin gains were attained principally through increased volumes on certain products, a more favorable pricing environment, additional contributions from new products and lower inventory write-offs. Unfavorable manufacturing variances due to excess capacity caused by outsourcing or discontinuing manufactured products in prior periods continued to adversely affect the gross margin in the six-month period. The Company has attempted to address its excess capacity by leasing its under-utilized Congers facility in March 1999, through layoffs of manufacturing personnel in January 1999 and by the write-down of certain assets under-utilized as a result of discontinuing certain products (see "Notes to Financial Statements-Asset Impairment/Restructuring").

   The Company's gross margin for the second quarter ended July 3, 1999 was $4,109,000 (20% of net sales) compared to $2,036,000 (11% of net sales) in the corresponding quarter of the prior year. Increased pricing or volumes on certain products, additional contributions from new products and lower inventory write-offs were partially offset by unfavorable manufacturing variances due to excess manufacturing capacity.

   Inventory write-offs amounted to $528,000 and $293,000 for the six-month and three-month periods ended July 3, 1999, respectively, compared to $1,079,000 and $877,000 in the corresponding periods of the prior year. The decrease in both periods was primarily attributable to the magnitude of the write-offs in the prior year related to obsolete inventory from the discontinuance of certain products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf life.

   In addition to having a negative impact on net sales, the termination of the transdermal nicotine patch distribution rights, discussed above, will also negatively affect the Company's gross margin. Although there can be no assurance, it is anticipated that the gross margins generated by sales of new products and the effect of recent price and volume increases on certain products can offset somewhat this expected decrease.

Operating Expenses

Research and Development

   Research and development expenses of $2,467,000 for the six-month period ended July 3, 1999 increased $706,000, or 40%, from $1,761,000 in the corresponding period of the prior year. The increase was primarily due to payments for development work and patent research performed for PRI by unaffiliated companies. The payments were partially offset by recording the funding of certain expenses by Generics and Genpharm. The Company conducts a significant part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses at IPR of $972,000 in the current period were partially offset by $443,000 in funding from Generics compared to expenses of $772,000 in the prior year. Generics, a subsidiary of Merck KGaA, the Company and IPR have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

   In the three-month period ended July 3, 1999 research and development expenses of $1,281,000 increased $381,000, or 42%, from $900,000 for the same period of last year. The increase, primarily due to payments to unaffiliated development companies, was partially offset by the funding of certain expenses, as described above. Second quarter 1999 research and development expenses of $488,000 for IPR, before funding from Generics, were comparable to $485,000 in the corresponding quarter of the prior year.

   The Company has ANDAs for four potential products pending with and awaiting approval from, the FDA. The Company expects to commence biostudies for six additional product submissions in 1999. In 1999, PRI has received FDA approval of its ANDAs for two products which the Company is currently marketing.

   As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for seven potential products which are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company began marketing six products under the Genpharm Distribution Agreement and anticipates marketing several more in 1999 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

Selling, General and Administrative

   Selling, general and administrative costs of $6,466,000 (16% of net sales) for the six months ended July 3, 1999 increased from $5,971,000 (19% of net sales) in the corresponding period ended June 27, 1998. The higher costs in the current period were primarily attributable to strengthening the sales force and expanding marketing efforts in anticipation of product introductions and increasing market share of the existing product line, and to a lesser extent, higher shipping costs associated with the increased sales levels.

   For the three months ended July 3, 1999, selling, general and administrative costs of $3,244,000 (15% of net sales) were comparable to $3,247,000 of such costs (18% of net sales) for the corresponding three-month period of last year. The effect of higher costs related to the sales force and distribution of products was offset by additional costs in the prior year associated with Merck KGaA's equity investment in the Company.

Other Income

   Other income decreased $3,437,000 and $3,543,000 for the six-month and three-month periods ended July 3, 1999, respectively, from the corresponding 1998 periods. Prior year amounts included a one time receipt of approximately $3,600,000 of income in the second quarter of 1998 from the sale and release of product rights to Elan (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

Income Taxes

   Management has determined, based on the Company's recent performance and uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended July 3, 1999 or June 27, 1998 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

   Working capital at July 3, 1999 was $23,865,000 compared to $24,208,000 at December 31, 1998. The working capital ratio of 3.00x in the most recent period improved from 2.62x at December 31, 1998.

   The Company, from time to time, enters into agreements with others with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Total research and development expenses, including these types of payments, are expected to be approximately $6,000,000 in each of the twelve-month periods ended December 31, 1999 and 2000.

   On March 17, 1999, the Company entered into an agreement to lease its manufacturing facility in Congers, New York to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to cover the Company's fixed costs of the facility. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements-Leasing Agreement").

   In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which PRI will receive a portion of the profits and will bear a portion of the expenses resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000. The date on which PRI will be required to pay Genpharm the fee is currently being negotiated (see "Notes to Financial Statements-Profit Sharing Agreement").

   The Company, IPR and Generics have entered into an agreement, dated August 11, 1998, pursuant to which Generics will fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. Under the Agreement, Generics commenced funding in the three-month period ended December 31, 1998 and had fulfilled their requirements through July 3, 1999. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements-Development Agreement").

   On September 29, 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States to a transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and will receive an additional $2,000,000, less any gross profit generated by sales of the product subject to a minimum payment of $1,000,000, in the third quarter of 1999. In future periods, the Company will not receive any additional funds from the sale of product rights to Elan (see "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and if necessary with borrowings against its line of credit, if and to the extent then available (see "Financing:). If, however, the Company continues to experience losses over the next year, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.

Financing

   At July 3, 1999, the Company's total outstanding long-term debt, including the current portion, amounted to $1,303,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

   In December 1996, Par entered into the Loan Agreement with GECC which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, GECC can require the Company and its affiliates to establish a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control. On June 30, 1998, the Company paid all remaining outstanding revolving credit advances pursuant to the Loan Agreement with a portion of the proceeds from the equity investment by Merck KGaA and GECC relinquished operating control over the Company's cash receipts. As of July 3, 1999, the borrowing base was approximately $14,800,000 and no amounts were outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived events of default related to financial covenants and amended the financial covenants of Par.

Year 2000

   The Company has completed an assessment of its internal systems related to Year 2000 ("Y2K") compliance and has implemented a plan it believes will enable its computerized information systems, manufacturing equipment, physical plant and computerized processes to be Y2K compliant without any material disruption in business. As of this Form 10-Q filing, the Company's internal efforts are approximately 90% complete and are expected to be completed by December 31, 1999. These efforts include a pilot room testing of all critical computerized systems, remedial action or replacement of systems which are not Y2K compliant, evaluation of the Company's suppliers, customers and banks regarding their Y2K readiness, and contingency plans for addressing complications as they may arise. The costs of addressing this issue have consisted primarily of internal personnel costs which have been expensed as incurred and have not, and the Company believes will not, have a materially adverse effect on its financial condition. However, a material financial risk could result if third parties upon which the Company relies are unable to address this issue in a timely manner. The Company anticipates devoting all resources necessary to resolve any additional significant Year 2000 issues in a timely manner.

   The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. The federal drug application process requires specification of raw material suppliers. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which could in turn have an adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible, two or more suppliers for its drug approvals. A Y2K compliance survey directed to all suppliers, which consist primarily of domestic distributors, resulted in a 95% response rate with 58% of those vendors currently compliant while the remaining vendors have projected to be compliant during the fourth quarter 1999. In addition, an internal study was conducted to determine the adequacy of raw material and finished goods inventory projected to be on hand at the end of 1999, including a contingency plan to build inventory on certain key products.

   A Y2K compliance survey was sent to all of the Company's customers and financial institutions to identify issues which could develop as a result of Y2K. Certain customers have inquired about obtaining additional inventory during the last four months of 1999. Customer ordering restrictions will be established to prevent stockpiling of products, however the Company anticipates filling additional orders where possible which could effect sales levels in the fourth quarter of 1999 and the early part of 2000. The Company has been contacted by its key financial institutions which reported that they expect to be Y2K compliant in a timely manner.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

                          PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

   An Annual Meeting of Shareholders of the Company was held on July 30, 1999. The following matters were voted on and approved by the holders of shares of the Company's Common Stock:

   The proposal presented to the shareholders was to elect two Class III members of the Company's staggered Board of Directors, which consists of seven members, to serve for a three-year term and until their respective successors have been duly elected and qualified. There were 26,109,075 and 26,112,602 shares of Common Stock cast in favor of electing Klaus H. Jander and Francis Michael J. Urwin, respectively, as Class III Directors which represented a plurality of the shares of the Company's Common Stock cast for such proposal, and 267,363 and 263,836, shares were withheld, respectively. There were no broker non-votes.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 -------------------------------------
                                 (Registrant)



August 17, 1999                  /s/ Kenneth I. Sawyer
                                 --------------------------------------
                                 Kenneth I. Sawyer
                                 Chief Executive Officer and Chairman of
                                 the Board of Directors
                                 (Principal Executive Officer)



August 17, 1999                  /s/ Dennis J. O'Connor
                                 --------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial
                                 Officer and Secretary (Principal
                                 Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number           Description                   Page Number
--------------           -----------                   -----------
     27                  Financial Data Schedule           18