Form 10-Q
period 1999-10-02
PHARMACEUTICAL RESOURCES INC
filed 1999-11-16
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


                                  29,540,746
     Number of shares of Common Stock outstanding as of November 10, 1999.


         This is page 1 of 23 pages.  The exhibit index is on page 17.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                           October 2,   December 31,
                            ASSETS                                            1999          1998
                            ------                                         -----------  -------------
Current assets:
  Cash and cash equivalents                                                  $    151       $  6,424
  Accounts receivable, net of allowances of
   $4,079 and $2,226                                                           17,306         14,513
  Inventories                                                                  18,466         15,611
  Prepaid expenses and other current assets                                     2,393          2,597
                                                                             --------       --------
    Total current assets                                                       38,316         39,145

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                     22,709         22,789

Deferred charges and other assets                                               4,510          1,405

Non-current deferred tax benefit, net                                          14,608         14,608
                                                                             --------       --------

   Total assets                                                              $ 80,143       $ 77,947
                                                                             ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Current portion of long-term debt                                          $    235       $    225
  Short-term debt                                                               3,476              -
  Accounts payable                                                             10,282         10,411
  Accrued salaries and employee benefits                                        1,738          1,705
  Accrued expenses and other current liabilities                                1,607          2,596
                                                                             --------       --------
     Total current liabilities                                                 17,338         14,937

Long-term debt, less current portion                                            1,094          1,102

Accrued pension liability                                                         874            717

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,538,513 and 29,322,659 shares                       295            293
  Additional paid in capital                                                   88,869         88,036
  Accumulated deficit                                                         (27,939)       (26,920)

  Additional minimum liability related to defined benefit pension plan           (388)          (218)
                                                                             --------       --------
    Total shareholders' equity                                                 60,837         61,191
                                                                             --------       --------

    Total liabilities and shareholders' equity                               $ 80,143       $ 77,947
                                                                             ========       ========



        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                 Nine Months Ended           Three Months Ended
                                            ---------------------------  ---------------------------
                                            October 2,   September 30,   October 2,   September 30,
                                               1999           1998          1999           1998
                                            -----------  --------------  -----------  --------------
Net sales                                     $ 60,692        $ 48,246     $ 19,317        $ 16,786
Cost of goods sold                              48,347          45,505       15,247          16,710
                                              --------        --------     --------        --------
   Gross margin                                 12,345           2,741        4,070              76

Operating expenses:
 Research and development                        4,755           4,867        2,038           3,106
 Selling, general and administrative             9,328          10,177        2,862           4,206
 Asset impairment                                    -           1,212            -           1,212
                                              --------        --------     --------        --------
   Total operating expenses                     14,083          16,256        4,900           8,524
                                              --------        --------     --------        --------
   Operating loss                               (1,738)        (13,515)        (830)         (8,448)
Other income, net                                  658           6,261          497           2,663
Interest income (expense)                           61            (262)           7             112
                                              --------        --------     --------        --------
Net loss                                        (1,019)         (7,516)        (326)         (5,673)

Accumulated deficit, beginning of period       (26,920)        (12,522)     (27,613)        (14,365)
                                              --------        --------     --------        --------
Accumulated deficit, end of period            $(27,939)       $(20,038)    $(27,939)       $(20,038)
                                              ========        ========     ========        ========
Basic and diluted net loss per share
    of common stock                              $(.03)          $(.34)       $(.01)          $(.20)
                                              ========        ========     ========        ========
Weighted average number of common and
 common equivalent shares outstanding           29,433          22,415       29,526          29,091
                                              ========        ========     ========        ========



       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                    --------------------------
                                                                    October 2,   September 30,
                                                                       1999           1998
                                                                    ----------   -------------
Cash flows from operating activities:
 Net loss                                                              $(1,019)    $(7,516)

 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                                          1,822       2,058
  Allowances against accounts receivable                                 1,853       1,062
  Write-off of inventories                                                 870       1,936
  Asset impairment                                                           -       1,212
  Other                                                                    190         110

 Changes in assets and liabilities:
      Increase in accounts receivable                                   (4,646)     (8,438)
   (Increase) decrease in inventories                                   (3,725)      1,421
   Increase in prepaid expenses and other assets                        (2,901)       (199)
   (Decrease) increase in accounts payable                                (129)      4,516
   (Decrease) increase in accrued expenses and other liabilities          (969)      1,415
                                                                        -------     -------
   Net cash used in operating activities                                (8,654)     (2,423)

Cash flows from investing activities:
      Capital expenditures                                              (1,796)       (975)
      Proceeds from sale of fixed assets                                    57          81
                                                                        -------     -------
   Net cash used in investing activities                                (1,739)       (894)

 Cash flows from financing activities:
   Proceeds from issuances of Common Stock                                 642      20,470
   Net proceeds (payments) from revolving credit line
    and proceeds from issuances of other debt                            3,691      (6,572)
   Principal payments under long-term debt and other borrowings           (213)       (840)
                                                                        -------     -------
   Net cash provided by financing activities                             4,120      13,058

Net (decrease) increase in cash and cash equivalents                    (6,273)      9,741
Cash and cash equivalents at beginning of period                         6,424          52
                                                                       -------     -------
Cash and cash equivalents at end of period                             $   151     $ 9,793
                                                                       =======     =======



        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 2, 1999
                                  (Unaudited)


   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals. Marketed products are principally in solid oral dosage form (tablet, caplet and capsule). The Company also distributes products in the semi-solid form of a cream and reconstituted suspensions/solutions.

Basis of Preparation:

   The accompanying consolidated financial statements at October 2, 1999 and December 31, 1998 and for the nine-month and three-month periods ended October 2, 1999 and the comparative periods ended September 30, 1998 are unaudited; however, in the opinion of the management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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

   Results of operations for interim periods are not necessarily indicative of those that may be achieved for a full fiscal year. Certain items on the consolidated financial statements of the prior year have been reclassified to conform to the current year financial statement presentation. Certain items in previous periods of the current year have also been reclassified.

   In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the current fiscal year began on January 1, 1999 and will end on December 31, 1999. Comparative results in this Form 10-Q include amounts from the corresponding nine-month and three-month calendar periods of last year.

Strategic Alliance:

   On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany ("Merck KGaA"). Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000.
In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "--Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

   The Company, Israel Pharmaceutical Resources L.P. ("IPR"), a subsidiary of PRI, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and has fulfilled their funding requirements through October 2, 1999. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

Profit Sharing Agreement:

   Included in deferred charges and other assets is $2,500,000 resulting from a profit sharing agreement the Company entered into with Genpharm (the "Genpharm Profit Sharing Agreement") in January 1999. Pursuant to the Genpharm Profit

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 2, 1999
                                  (Unaudited)


Sharing Agreement the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 from the Company. To date, the Company has paid $951,000 pursuant to the Genpharm Profit Sharing Agreement and is negotiating a payment schedule of the remainder of the fee. The agreement between Genpharm and the unaffiliated third party covers fifteen products that are not included in the Genpharm Distribution Agreement (see "--Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

   On March 17, 1999, Par Pharmaceutical, Inc. ("Par"), the Company's wholly-owned operating subsidiary, entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases are less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "--Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

Halsey Drug Co., Inc.:

   On March 17, 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility prior to the Agreement. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years.

Genpharm, Inc.:

   The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, seven of such products have obtained U.S. Food and Drug Administration ("FDA") approval and are being marketed by Par.
The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

BASF Corporation:

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods until December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. Although the Company currently expects to meet the minimum purchase requirements

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 2, 1999
                                  (Unaudited)


for calendar year 1999, there can be no assurance that the Company will meet such requirements. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year.

Elan Corporation:

   On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, Par's exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan ended on May 31, 1999. Par paid Elan a percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights to the nicotine patch and a nitroglycerin patch, PRI received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of 1999. Pursuant to the Termination Agreement, Elan has agreed to pay Par a perpetual royalty on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel.

Short-Term Debt:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. As of October 2, 1999, the borrowing base was approximately $17,100,000 and $3,476,000 was outstanding under the line of credit. The Company has begun negotiations with GECC to extend the Loan Agreement on substantially similar terms.

Income Taxes:

   Based on the Company's recent performance and uncertainty of the generic pharmaceutical business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended October 2, 1999 or the comparable periods ended September 30, 1998. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

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

   Outstanding options and warrants of 288,500 and 283,500 at the end of the nine-month and three-month periods ended October 2, 1999, respectively, and 449,700 at the end of each of the corresponding periods of the prior year were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,132,414 and 1,150,943 at the end of the current nine-month and three-month periods, respectively, and 756,135 and 929,941 at the end of

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                October 2, 1999
                                  (Unaudited)


the corresponding periods of last year were excluded from diluted earnings per share because they were non-dilutive.

Comprehensive Income:

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. There was no impact on the financial statements as a result of the adoption of SFAS 130 in the nine-month and three-month periods ended October 2, 1999.

Commitments, Contingencies and Other Matters:

Retirement Plans:

   The Company has a defined contribution, social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 12% of pay to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company merged the Retirement Plan into the Retirement Savings Plan in fiscal year 1998.

Legal Proceedings:

   Par has filed with the FDA an abbreviated new drug application ("ANDA") for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("Bristol") Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expires September 10, 2000 and Bristol has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the Bristol formulation patent. Bristol has initiated a patent infringement action against Par, which the Company intends to defend vigorously. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

   The Company is involved in certain other litigation matters, including certain product liability actions and actions by a former officer for, among other things, breach of contract. Such actions seek damages from the Company, including compensatory and punitive damages. The Company intends to defend these actions vigorously. The Company believes that these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or liquidity.

Asset Impairment/Restructuring:

   The Company has discontinued the sale of certain unprofitable products, terminated approximately 40 employees in January 1999, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses as part of previously announced measures to reduce costs and increase operating efficiencies. These measures resulted in a charge of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinuance of the products and a provision of $706,000 for severance payments and other employee termination benefits. Additionally, the Company established inventory reserves of $630,000 relating to the discontinued products which was recorded as part of cost of goods sold during the transition period. At October 2, 1999, the remaining provisions for the severance payments and other employee termination benefits and discontinued product inventory amounted to $112,000 and $342,000, respectively. The Company expects the remaining reserves to be sufficient and fully utilized.

   The Company recorded a charge of $1,212,000 in the fiscal year ended September 30, 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of the products from such facility. The charge was based on the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures,
(iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies, (vii) the continued ability of distributed product suppliers to meet future demand and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

   Overall results have significantly improved during 1999, when compared to corresponding 1998 periods, through increased sales levels, improved margins, lower operating expenses and recent restructuring. Operating losses for the nine-month and three-month periods ended October 2, 1999 of $1,738,000 and $830,000, respectively, were reduced considerably from $13,515,000 and $8,448,000 in the corresponding periods ended September 30, 1998. Revenue and margin growth in both periods were obtained primarily through volume increases on certain existing products, a more favorable pricing environment in the market and additional sales of products introduced during the last year, including seven new products in 1999. Reduced operating expenses in 1999 included lower product development costs, net of funding from strategic partners, and lower selling and administrative costs, as described below. Operating expenses in the prior year included a non-recurring charge of $1,212,000 for asset impairment of the Congers Facility resulting from outsourcing the production from such facility. The Company incurred net losses of $1,019,000 and $326,000 for the nine-month and three-month periods ended October 2, 1999, respectively, compared to net losses of $7,516,000 and $5,673,000 in the corresponding periods of the prior year. 1998 net results included non-recurring income of approximately $6,100,000 and $2,500,000 in the nine-month and three-month periods, respectively, from the sale and release of product rights to Elan (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

   As part of a recent restructuring designed to increase operating efficiencies and improve operating results, the Company has reduced its work force, discontinued certain unprofitable manufactured products, discontinued manufacturing at an under-utilized facility and subsequently leased the facility (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Asset Impairment/Restructuring"). The Company plans to continue to search for additional measures to improve results, including pursuing new products through joint ventures, and distribution and other agreements with pharmaceutical companies located throughout the world. If current gross margin levels are not increased by sales of more profitable products or continued volume increases and favorable pricing on existing products, the Company will continue to experience losses.

   In order to improve the Company's growth prospects through the introduction of new products at profitable pricing and strengthen its financial condition, the Company entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received the sole rights to the portfolio of products covered by the Genpharm Distribution Agreement, granting the Company exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products. To date, seven of such products have received FDA approval and are being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Genpharm pays the research and development costs associated with the products and the Company will pay Genpharm a certain percentage of the gross margin on sales of the products (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution and Supply Agreements-Genpharm, Inc."). The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and working capital for possible business expansion, and access to Merck KGaA's expertise and experience in the industry.

   Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to new product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements.
No assurance can be given that the Company will acquire any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing operating losses will have a materially adverse affect to the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "--Financial Condition-Liquidity and Capital Resources").

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

Net Sales

   Net sales for the nine-month period ended October 2, 1999 of $60,692,000 increased $12,446,000, or 26%, from net sales of $48,246,000 for the nine-month period ended September 30, 1998. The sales increase was primarily attributable to volume increases on several existing products combined with a more favorable pricing environment and additional sales from new manufactured products and products sold under the Genpharm Distribution Agreement. Net sales of distributed products in the most recent nine-month period, which consist of products manufactured under contract and licensed products, increased to approximately 66% of the Company's total net sales compared to approximately 47% of the total for the same period of the prior year, continuing the trend of greater reliance on sales of distributed products. The increased percentage of distributed product sales is primarily due to increased sales of products manufactured under the BASF Supply Agreement. The Company is substantially dependent upon distributed products for its sales and, as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. Pursuant to the Termination Agreement with Elan, the Company ceased distributing Elan's transdermal nicotine patch after May 31, 1999. As a result of the continued evaluation of its existing product line, the Company discontinued certain unprofitable products during 1999 and is attempting to sell all remaining inventory of those products. Although there can be no assurance, it is anticipated that new product introductions, the effect of recent volume increases on certain products and the current pricing environment should offset decreased sales from the termination of the transdermal nicotine patch distribution rights, and to a lesser extent, the discontinued manufactured products.

   Net sales of $19,317,000 in the third quarter of 1999 increased $2,531,000, or 15%, compared to $16,786,000 for the corresponding quarter of 1998 following volume increases on certain products, a more favorable pricing environment and sales of new products which more than offset decreased sales due to the termination of the transdermal nicotine patch distribution rights. Net sales of distributed products for the most recent quarter increased to approximately 65% of the Company's total net sales compared to approximately 61% of the total for the comparable quarter of last year.

   Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

   The gross margin for the nine-month period ended October 2, 1999 increased $9,604,000 to $12,345,000 (20% of net sales) from $2,741,000 (6% of net sales)
in the corresponding period of the prior year. Significant gross margin gains were attained principally through increased volumes on certain products, a more favorable pricing environment, additional contributions from new products and lower inventory write-offs. Although unfavorable manufacturing variances due to excess capacity earlier in the year adversely affected the gross margin, the magnitude of these variances has decreased from the prior year. The Company has attempted to address its excess capacity by leasing its under-utilized Congers Facility in March 1999, through layoffs of manufacturing personnel in January 1999 and by writing down certain under-utilized assets (see "Notes to Financial Statements-Asset Impairment/Restructuring").

   The third quarter 1999 gross margin of $4,070,000 (21% of net sales) increased $3,994,000 from $76,000 (less than 1% of net sales) in the corresponding quarter of the prior year. Increased pricing or volumes on certain products, additional contributions from new products, lower manufacturing costs and lower inventory write-offs contributed to the improved margins.

   In addition to having a negative impact on net sales in the third quarter of 1999 and in future periods, the termination of the transdermal nicotine patch distribution rights, discussed above, will also negatively affect the Company's gross margin. Although there can be no assurance, it is anticipated that the gross margins generated by sales of new products and the effect of recent price and volume increases on certain products should offset this expected decrease.

   Inventory write-offs amounted to $870,000 and $342,000 for the nine-month and three-month periods ended October 2, 1999, respectively, compared to $1,936,000 and $857,000 in the corresponding periods of the prior year. The decrease in both periods was primarily attributable to the magnitude of the write-offs in the prior year related to obsolete inventory from the discontinuance of certain products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf life.

Operating Expenses

Research and Development

   Research and development expenses of $4,755,000 for the nine-month period ended October 2, 1999 decreased from $4,867,000 in the corresponding period of the prior year. Partial funding of certain research and development expenses by Generics and Genpharm in 1999 offset increased payments to purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies. The Company conducts a significant part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses at IPR were $831,000, net of Generics funding, compared to expenses of $1,322,000 in the prior year. Generics, a subsidiary of Merck KGaA, the Company and IPR have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

   In the three-month period ended October 2, 1999, research and development expenses were $2,038,000 compared to $3,106,000 in the same period of last year. Lower payments to unaffiliated development companies due to additional costs in the prior year to purchase rights to pharmaceutical chemical processes, the timing of bio-studies and partial funding of certain expenses by Generics resulted in lower spending in the most recent three-month period. Third quarter 1999 research and development expenses were $302,000 for IPR, net of funding from Generics, compared to the $550,000 spent in the corresponding quarter of the prior year.

   The Company has ANDAs for three potential products pending with and awaiting approval from, the FDA as a result of its internal product development program. The Company has in process or expects to commence biostudies for three additional products in 1999. In 1999, PRI received FDA approval of its ANDAs for three products that it is currently marketing.

   As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for eight potential products that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing seven products under the Genpharm Distribution Agreement (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

Selling, General and Administrative

   Selling, general and administrative costs for the nine-month period ended October 2, 1999 of $9,328,000 (15% of net sales) decreased from $10,177,000 (21%
of net sales) in the corresponding prior year period. One-time expenses in the prior year for an introductory marketing program, certain selling expenses and additional administrative costs related to Merck KGaA's equity investment in the
Company were not incurred in 1999.   The absence of these expenses more than
offset higher costs in the current period related to strengthening the sales force in anticipation of product introductions and increasing market share of the existing product line, and to a lesser extent, higher shipping costs associated with the increased sales levels.

   For the three-month period ended October 2, 1999, selling, general and administrative costs of $2,862,000 (15% of net sales) decreased $1,344,000, or 32% from $4,206,000 (25% of net sales) for the corresponding three-month period of last year. The lower costs in the current quarter were primarily attributable to the absence of certain prior year marketing and selling expenses, and administrative expenses associated with Merck KGaA's equity investment in the Company.

Asset Impairment

   The Company recorded a charge of $1,212,000 for the nine and three-month periods ended September 30, 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of the products from such facility. The charge is based of the difference between the appraised value of the property less the net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

Other Income

   Other income of $658,000 and $497,000 for the nine-month and three-month periods ended October 2, 1999, respectively, decreased $5,603,000 and $2,166,000 from the corresponding periods in 1998. Other income in the nine-month and three-month periods of 1999 consisted primarily of a payment from Genpharm in return for a share of gross margin from a product currently awaiting approval from the FDA. The decrease in both periods was primarily attributable to income from the sale and release of product rights to Elan in 1998 (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

Income Taxes

   Management has determined, based on the Company's recent performance and uncertainty of the generic pharmaceutical business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended October 2, 1999 or the comparable periods ended September 30, 1998 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

   The Company's cash and cash equivalents decreased to $151,000 at October 2, 1999 from $6,424,000 at December 31, 1998. The decrease was primarily attributable to increased inventory levels, funding of outside development projects and capital expenditures. Working capital at October 2, 1999, including cash and cash equivalents, of $20,978,000 decreased $3,230,000 from $24,208,000 at December 31, 1998. The working capital ratio was 2.21x in the most recent period compared to 2.62x at December 31, 1998.

   The Company, from time to time, enters into agreements with others with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Total research and development expenses, projected to reach approximately $6,000,000 in 1999, are expected to increase in 2000.

   On March 17, 1999, the Company entered into an agreement to lease its Congers Facility to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to cover the Company's fixed costs of the facility. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements-Leasing Agreement").

   In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which PRI will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 from the Company. To date, the Company has paid $951,000 pursuant to the Genpharm Profit Sharing Agreement and is negotiating a payment schedule for the remainder of the fee (see "Notes to Financial Statements-Profit Sharing Agreement").

   The Company, IPR and Generics have entered into an agreement, dated August 11, 1998, pursuant to which Generics will fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. Under the Agreement, Generics commenced funding in the three-month period ended December 31, 1998 and had fulfilled their requirements through October 2, 1999. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements-Development Agreement").

   On September 29, 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States to a transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, PRI received a cash payment of $2,000,000 in October 1998 and an additional $1,000,000 in the third quarter of 1999. In future periods, the Company will not receive any additional funds from the sale of product rights to Elan. Pursuant to the Termination Agreement, Elan agreed to pay Par a perpetual royalty on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel (see "Notes to Financial Statements-Distribution Agreements-Elan Corporation").

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and if necessary with available borrowings against its line of credit, if and to the extent then available (see "Financing"). If, however, the Company continues to experience operating losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would likely be materially and adversely affected.

Financing

   The Company's total outstanding long-term debt, including the current portion, at October 2, 1999 amounted to $1,329,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC") which provided Par with a three-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2 1/4% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. As of October 2,1999, the borrowing base was approximately $17,100,000 and $3,476,000 was outstanding under the line of credit. The Company has begun negotiations with GECC to extend the Loan Agreement on substantially similar terms.

Year 2000

   The Company has completed an assessment of its internal systems related to Year 2000 ("Y2K") compliance and has implemented a plan it believes will enable its computerized information systems, manufacturing equipment, physical plant and computerized processes to be Y2K compliant without any material disruption in business. As of this Form 10-Q filing, the Company's internal efforts are nearly complete and are expected to be completed by December 31, 1999. These efforts include a pilot room testing of all critical computerized systems, remedial action or replacement of systems which are not Y2K compliant, evaluation of the Company's suppliers, customers and banks regarding their Y2K readiness, and contingency plans for addressing complications as they may arise. The costs of addressing this issue have consisted primarily of internal personnel costs which have been expensed as incurred and have not, and the Company believes will not, have a materially adverse effect on its financial condition. However, a material financial risk could result if third parties upon which the Company relies are unable to address this issue in a timely manner. The Company anticipates devoting all resources necessary to resolve any additional significant Year 2000 issues in a timely manner.

   The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. The federal drug application process requires specification of raw material suppliers. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which could in turn have an adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible, two or more suppliers for its drug approvals. A Y2K compliance survey directed to all suppliers, which consist primarily of domestic distributors, indicates that substantially all expect to be compliant during the fourth quarter of 1999. In addition, an internal study was conducted to determine the adequacy of raw material and finished goods inventory projected to be on hand at the end of 1999, including a contingency plan to build inventory on certain key products.

   A Y2K compliance survey was sent to all of the Company's customers and financial institutions to identify issues that could develop as a result of Y2K. Certain customers have inquired about obtaining additional inventory before December 31, 1999. Customer ordering restrictions are currently being considered to prevent stockpiling of products, however the Company anticipates filling additional orders where possible which could effect sales levels in the fourth quarter of 1999 and the early part of 2000. The Company has been contacted by its key financial institutions which reported that they expect to be Y2K compliant in a timely manner.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

   (a)  Exhibits:

        10.4 - Seventh Amendment and Waiver to Loan and Security Agreement, dated as of August 13, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein.

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



                         PHARMACEUTICAL RESOURCES, INC.
                         ------------------------------
                          (Registrant)



November 16, 1999        /s/ Kenneth I. Sawyer
                         ---------------------------------------------
                         Kenneth I. Sawyer
                         Chief Executive Officer and Chairman of the
                         Board of Directors
                         (Principal Executive Officer)



November 16, 1999        /s/ Dennis J. O'Connor
                         ---------------------------------------------
                         Dennis J. O'Connor
                         Vice President - Chief Financial Officer and
                         Secretary
                         (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number                          Description                       Page Number
-------------------  -------------------------------------------------    -----------

      10.4           Seventh Amendment and Waiver to Loan and Security        18
                     Agreement, dated as of August 13, 1999, among the
                     Company, General Electric Capital Corporation, and
                     the other parties named therein.

      27             Financial Data Schedule                                  23