Form 10-K
period 1999-12-31
PHARMACEUTICAL RESOURCES INC
filed 2000-03-30
CIK 878088

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------

                                   FORM 10-K

 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                    For Fiscal Year Ended December 31, 1999

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



      Registrant's telephone number, including area code: (914) 425-7100

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Class              Name of each exchange on which registered
       --------------              -----------------------------------------
 Common Stock, $.01 par value       The New York Stock Exchange, Inc.
                                      The Pacific Stock Exchange, Inc.
 Common Stock Purchase Rights       The New York Stock Exchange, Inc.
                                      The Pacific Stock Exchange, Inc.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---
  The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant was $189,300,284 as of March 15, 2000
               (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

 Number of shares of the Registrant's common stock outstanding as of March 15,
                               2000: 29,567,225

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

         This is page 1 of 73 pages. The exhibit index is on page 33.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business.

General

  Pharmaceutical Resources, Inc. ("PRI" or the "Company") is a holding company which, through its subsidiaries, is in the business of manufacturing and distributing a broad line of generic drugs in the United States. PRI operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs.

  The Company's current product line consists of prescription and over-the-counter drugs. Approximately 102 products representing various dosage strengths of 42 drugs are currently marketed by the Company. Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Generally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs. Generic drugs provide a cost effective alternative for consumers while maintaining the safety and effectiveness of the brand name pharmaceutical product (see "--Product Line Information").

  The Company markets its products primarily to wholesalers, retail drug store chains, drug distributors and repackagers principally through its own sales staff. Par also has a significant over-the-counter business through which it sells its products to specific marketing sales organizations that repackage and sell private label products to large chain drug stores. In addition, the Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "--Marketing and Customers").

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

 Significant Developments:

  Change in Accounting Period. In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the most recent fiscal year reported in this Form 10-K began on January 1, 1999 and ended on December 31, 1999 ("fiscal year 1999") and comparative results include amounts for the twelve-month fiscal periods ended September 30, 1998 ("fiscal year 1998") and September 30, 1997 ("fiscal year 1997"). As a result of the change in accounting period, the Company also previously reported results for the three-month period ended December 31, 1998 ("transition period") and the comparative three-month period ended December 27, 1997.

  Results of Operations. In fiscal year 1999, the Company achieved its highest sales levels since fiscal year 1989, which led to significant improvements in gross margin and operating results compared to fiscal years 1998 and 1997. Beginning in the latter half of 1998, and continuing into 1999, the generic drug industry began experiencing a more favorable pricing environment after many years of severe price erosion. In addition to benefiting from the favorable pricing environment, the Company introduced several new manufactured products and additional products under distribution agreements. The improved results were also aided by a recent Company restructuring designed to reduce costs and increase operating efficiencies. The Company expects to continue to search for additional measures to improve its operations in order to reduce costs and obtain other operating efficiencies. Further, the Company plans to continue to seek new products through joint ventures, distribution and other agreements with pharmaceutical companies located throughout the world.

  Restructuring. In fiscal year 1998 and the transition period, the Company recorded asset impairment and restructuring charges totaling $3,118,000 and began implementing restructuring plans that included discontinuing certain unprofitable products and outsourcing certain other products previously manufactured by the Company, reducing the work force related to producing those products and eliminating or writing down the assets of under-utilized facilities. Following that plan, the Company terminated approximately 50 employees in fiscal year 1999, primarily in manufacturing and various manufacturing support functions, reduced certain related expenses, and leased, with an option to purchase, its facility and related machinery and equipment located in Congers, New York.

  Patent for Unique Formulation Granted. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding its unique formulation of megestrol acetate oral suspension. Par has filed with the United States Food and Drug Administration ("FDA") an abbreviated new drug application ("ANDA") for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension, including a paragraph IV certification regarding the formulation patent as part of its ANDA submission. Par has reason to believe that it is the first to file an ANDA for megestrol acetate oral suspension and, based upon current legislation, could be entitled to up to 180 days of generic marketing exclusivity after final approval by the FDA. BMS sued Par in October 1999, claiming that Par's formulation of its megestrol acetate oral suspension infringes a BMS patent. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. Par believes that the issuance of its new patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the BMS patent infringement case.

  Par's patent broadly covers its unique approach to the formulation of the product. Par believes that based upon the BMS patent and the Par patent, it will be more difficult for other generic companies to develop a product that does not infringe either patent. Non-infringement of both the Par patent and the BMS patent are a requirement for other generic companies to lawfully enter this market. Although Par anticipates that other generic products may ultimately be approved for megestrol acetate oral suspension, it is now possible that there will be fewer market entries over time than typical of a product of this size. Based on Par's market research, the Company believes U.S. sales of Megace Oral Suspension were approximately $100 million over the last twelve months.

  Marketing of the product may occur after Par receives final FDA approval. Based on current legislation, final approval will occur when (i) its ANDA submission is approved (the application was filed in July 1999 and normally takes 12-24 months) and (ii) the earlier of 30 months from the date litigation commenced (October 1999) or at the conclusion of successful litigation with BMS. The duration and/or final outcome of the litigation and the FDA's treatment of exclusivity are subject to many factors beyond the direct control of Par. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company (see "--Legal Proceedings").

  Lease Agreement. On March 17, 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility (see "--Product Line Information" and "--Properties").

  Profit Sharing Agreement. In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA pursuant to which PRI will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable

$2,500,000 fee, which the Company completed paying in January 2000. The Genpharm Profit Sharing Agreement covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA.

  Strategic Alliance. In 1998, the Company began a strategic alliance with Merck KGaA, a pharmaceutical, laboratory and chemical company located in Darmstadt, Germany. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received the exclusive United States distribution rights to approximately 40 generic pharmaceutical products, covered by a distribution agreement between the Company and Genpharm (the "Genpharm Distribution Agreement"). To date, ten of such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for nine potential products covered by the Genpharm Distribution Agreement, one of which has been tentatively approved, pending with and awaiting approval from, the FDA. The Company anticipates introducing several of these products in 2000. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "-- Product Line Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

PRODUCT LINE INFORMATION

  The Company operates in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes products in the semi-solid form of creams and reconstituted suspensions/solutions (see "--Research and Development").

  Par markets approximately 51 products, representing various dosage strengths of 19 drugs that are manufactured by the Company and approximately 51 additional products, representing various dosage strengths of 23 drugs that are manufactured for it by other companies (see "--Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Par holds ANDAs for the drugs which it manufactures. Below is a list of drugs manufactured and/or distributed by Par. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

                                                                  Competitive
          Name                                                  Brand-Name Drug
          ----                                                  ----------------
      Central Nervous System:
      Alprazolam............................................... Xanax
      Benztropine Mesylate..................................... Cogentin
      Carisoprodol and Aspirin................................. Soma Compound
      Clonazepam............................................... Klonopin
      Doxepin Hydrochloride.................................... Sinequan, Adapin
      Fluphenazine Hydrochloride............................... Prolixin
      Flurazepam Hydrochloride................................. Dalmane
      Imipramine Hydrochloride................................. Tofranil
      Meclizine Hydrochloride.................................. Antivert
      Prochlorperazine Maleate................................. Compazine
      Temazepam................................................ Restoril
      Triazolam................................................ Halcion

                                                               Competitive
          Name                                               Brand-Name Drug
          ----                                           -----------------------
      Cardiovascular:
      Acebutolol........................................ Sectral
      Amiloride Hydrochloride........................... Midamor
      Amiodarone Hydrochloride.......................... Cordarone
      Captopril......................................... Capoten
      Guanfacine........................................ Tenex
      Hydralazine Hydrochloride......................... Apresoline
      Hydra-Zide........................................ Apresazide
      Indapamide........................................ Lozol
      Isosorbide Dinitrate.............................. Isordil
      Minoxidil......................................... Loniten
      Nicardipine Hydrochloride......................... Cardene

      Anti-Inflammatory:
      Aspirin (zero order release)...................... Zorprin
      Dexamethasone..................................... Decadron
      Etodolac.......................................... Lodine
      Ibuprofen......................................... Advil, Nuprin, Motrin
      Naproxen Sodium................................... Aleve
      Orphengesic/Orphengesic Forte..................... Norgesic/Norgesic Forte

      Anti-Infective:
      Acyclovir......................................... Zovirax
      Amoxicillin....................................... Amoxil
      Ampicillin........................................ Principen
      Minocycline....................................... Minocin
      Penicillin V Potassium............................ V-Cillin K
      Silver Sulfadiazine (SSD)......................... Silvadene

      Anti-Cancer:
      Hydroxyurea....................................... Hydrea
      Megestrol Acetate................................. Megace

      Anti-Parkinson:
      Selegiline........................................ Eldepryl

      Anti-Platelet:
      Ticlopidine....................................... Ticlid

      Anti-Gout:
      Allopurinol....................................... Zyloprim

      Histamine:
      Ranitidine........................................ Zantac

      Ovulation Stimulant:
      Clomiphene........................................ Clomid

  The Company seeks to introduce new products not only through internal research and development, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As part of that strategy, the Company has pursued and continues to pursue arrangements or affiliations which it believes could provide access to raw materials at favorable prices, share development costs, generate profits from jointly developed products and expand distribution channels for new and existing products. The Company's material distribution agreements are described below.

  In April 1997, Par entered into a Manufacturing and Supply Agreement (the "Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the Supply Agreement, Par has agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The Supply Agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods to December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the Supply Agreement, Par agreed to purchase at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company met the minimum purchase requirements for fiscal year 1999. The Company and BASF are currently negotiating a new agreement and have agreed in principle on terms substantially similar to the current agreement.


  Genpharm and the Company entered into the Genpharm Distribution Agreement, dated March 25, 1998, pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain United States territories with respect to approximately 40 generic pharmaceutical products. To date, ten of such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for nine potential products covered by the Genpharm Distribution Agreement, one of which has been tentatively approved, pending with and awaiting approval from, the FDA. The Company anticipates introducing several of these products in 2000. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products which are subject to the Genpharm Distribution Agreement and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company is obligated to pay Genpharm a percentage of the gross profits attributable to the sales of such products.

  On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan ended on May 31, 1999. The Company paid Elan a percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights to the nicotine patch and a nitroglycerin patch, the Company received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of fiscal year 1999. In fiscal year 1999, Elan began to pay the Company a perpetual royalty pursuant to the Termination Agreement on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel.

  On March 17, 1999, Par and Halsey entered into a Manufacturing and Supply Agreement (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility prior to the Agreement. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 of Halsey products during the initial 18 months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

Research and Development

  The Company is actively developing approximately 12 products as part of its development program. The Company expects that approximately six of these products will be the subject of a biostudy in 2000, but has not filed any ANDAs with respect to such potential products. The Company expects its expenditures for research and development in 2000 to increase to approximately $8,500,000. The scientific process of developing new products and obtaining FDA approval is complex and time consuming. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons. The Company conducts part of its research and development in Israel through Israel Pharmaceutical Resources L.P. ("IPR"). Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR.

  The Company, IPR, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States.

  The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is to expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost in the range of $100,000 to $500,000 per study. During fiscal year 1999, the Company contracted with outside laboratories to conduct biostudies for five potential new products and will continue to do so in the future. Biostudies must be conducted and documented in conformity with FDA standards (see "--Government Regulation"). In addition, the Company from time to time enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development.

  The research and development of oral solid and suspension products, including preformulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy or patent issues associated with the product. Currently, the Company has ANDAs pending with the FDA, one of which has received tentative approval, for four proposed products. No assurance can be given that the Company will successfully complete the development of products currently under development or proposed for development, that it will obtain regulatory approval for any such product or that any approved product will be produced in commercial quantities. Improvement in the Company's financial condition depends upon the acquisition and introduction of new products at profitable prices to replace the loss of revenues from certain older or discontinued products. The failure of the Company to introduce profitable new products in a timely manner could have a material adverse effect on the Company's operating results, prospects and financial condition (see "--Competition").

  For fiscal years 1999, 1998 and 1997, and the transition period, the Company incurred research and development expenses of $6,005,000, $5,775,000, $5,843,000 and $1,125,000, respectively. In fiscal year 1999, the Company increased payments for purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies and recorded reimbursements from Genpharm for work performed by PRI related to products covered by the Genpharm Distribution Agreement. Fiscal year 1999 and the transition period costs are net of funding from Generics pursuant to the Development Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results-Research and Development").

Marketing and Customers

  The Company primarily markets its products under the Par label to wholesalers, retail drug store chains, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its own sales staff. The Company also markets to customers in the managed health care market. Such customers include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Par has a significant over-the-counter business through which it sells products to specific marketing sales organizations that repackage and sell private label products to large chain drug stores.

  The Company has experienced a significant change in its distribution channels in the last several years as sales of generic drugs to wholesalers and drug store chains have increased and sales to distributors have declined. The Company believes that consolidation among wholesalers and retailers, the formation of large buying groups and competition between distributors has resulted in additional pricing pressures. Additionally, aggressive pricing strategies by some distributors attempting to maintain or increase market share have adversely affected the Company's ability to market its products. After years of severe price deterioration in the generic drug market certain industry leaders began raising prices on selected products in 1998, which continued in 1999. Although the Company continues to experience low margins on many of its products, the current pricing environment has contributed to the improvement in the Company's overall gross margin and operating results in fiscal year 1999 (see "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

  In fiscal year 1999, the Company continued to strengthen its internal sales and marketing team by hiring additional experienced personnel. After reducing selling costs in fiscal year 1997, the Company increased such costs in fiscal years 1998 and 1999 to capitalize on anticipated product introductions from the Merck KGaA relationship, its research and development program and additional licensing opportunities that may become available in the future.

  The Company has approximately 160 customers. During fiscal year 1999, sales to the Company's three largest customers, McKesson Drug Co., Bergen Brunswig Corporation and Leiner Health Products Inc. accounted for approximately 15%, 11% and 9%, respectively, of net sales. None of these customers has written agreements with the Company. The loss of any of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect upon the Company's operating results and financial condition (see "Notes to Financial Statements--Accounts Receivable-Major Customers").

Order Backlog

  The dollar amount of open orders, believed by management to be firm, as of December 31, 1999 was approximately $4,000,000, as compared to approximately $5,000,000 at December 31, 1998 and $7,700,000 at September 30, 1998.
Following the change in distribution channels over the last several years, the Company's Par label business has increased while the private label business has decreased. This change has led to a shift in ordering patterns as Par label product requires less lead time than private label. Although the current open orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

Competition

  The generic pharmaceutical industry is highly competitive due principally to the number of competitors in the market and the consolidation of the Company's distribution outlets through mergers, acquisitions and the formation of buying groups. The Company has identified at least ten principal competitors, and experiences varying degrees of competition from numerous other companies in the health care industry. Many of the Company's competitors have greater financial and other resources than the Company and are able to spend more for product development and marketing.

  As other manufacturers introduce generic products in competition with the Company's existing products, market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products prior to the Company. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depends, in large part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

  During fiscal year 1999, four of the Company's products accounted for approximately 47% of its net sales compared to 63%, 56% and 55%, respectively, of net sales for the same four products in fiscal years 1998, 1997 and the transition period. One such product, the transdermal nicotine patch whose product rights had been sold effective May 31, 1999, was not sold in fiscal year 1997. The transdermal nicotine patch accounted for approximately 5% of net sales in each fiscal year 1999 and 1998, 10% of net sales in the transition period and a significant portion of the gross margin in those respective periods. Although the termination of the distribution rights for the transdermal nicotine patch in fiscal year 1999 is expected to negatively affect the Company's sales and gross margin, it is anticipated that the sales and gross margins generated by new products in 2000 may offset this expected decrease. The Company has implemented measures to reduce the overall impact of these four products including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

  The principal competitive factors in the generic pharmaceutical market are
(i) price, (ii) the ability to introduce generic versions of brand name drugs promptly after their patents expire, (iii) reputation as a manufacturer of quality products, (iv) level of service (including maintaining sufficient inventory levels for timely deliveries), (v) product appearance, and (vi) breadth of product line.

Raw Materials

  The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which, depending on the particular product, could have a material adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible, two or more suppliers of raw materials for its drug approvals.

Employees

  As of December 31, 1999, the Company had approximately 275 employees compared to 321 at December 31, 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset
Impairment/Restructuring Charge").

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

  FDA approval is required before any new drug, including a generic equivalent of a previously approved branded drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. CGMP regulations must be followed at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

  To obtain FDA approval of a new drug, a manufacturer must demonstrate, among other requirements, the safety and effectiveness of the proposed drug. There are currently two basic ways to satisfy the FDA's safety and effectiveness requirements:

  1. New Drug Applications ("NDA"): Unless the procedure discussed in paragraph 2 below is available, a prospective manufacturer must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval.

  2. Abbreviated New Drug Applications: The Waxman-Hatch Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). As the safety and efficacy have already been established by the innovator company, the FDA waives the need for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical antifungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain chemistry, manufacturing, labeling and stability data.

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

  In addition to the Federal government, states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic for brand-name drugs. The Company's operations are also subject to regulation, licensing requirements and inspection by the states in which they are located and/or do business.

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

ITEM 2. Properties.

  The Company owns its executive offices and a substantial portion of its production and domestic research facilities which are housed in an approximately 92,000 square foot facility built to Par's specifications. The building, occupied by Par since fiscal year 1986, also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Chestnut Ridge, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion.

  The Company owns another building in Chestnut Ridge, New York, across the street from its executive offices, occupying approximately 36,000 square feet on two acres. This property was acquired in fiscal year 1994 and is used for offices and warehousing. The purchase of the land and building was financed by a mortgage loan.

  Par owns a third facility of approximately 33,000 square feet located on six acres in Congers, New York, which was used for tablet coating operations and product manufacturing. During fiscal year 1998, the Company outsourced a substantial portion of the manufacturing at this facility to BASF. On March 17, 1999, Par entered into an agreement to lease the facility and related machinery and equipment to Halsey. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Under the Halsey Supply Agreement, Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility (see "Notes to the Financial Statements--Lease Agreement" and "--Distribution and Supply Agreements--Halsey Drug Co., Inc.").

  Par occupies approximately 47,000 square feet of a building in Chestnut Ridge, New York for warehouse space under a lease that expires December 2004. The Company has the option to extend the lease for two additional five-year periods.

  Par also leases an 11,000 square foot facility in Upper Saddle River, New Jersey, for certain of its manufacturing operations. The lease covering this facility expires November 2000, and has two two-year renewal options. In December 1999, Genpharm began manufacturing for the Company the product that was previously produced at this facility. The Company does not expect to renew the lease at its expiration.

  IPR leases approximately 13,000 square feet in Even Yehuda, Israel for product research and development. The lease expires in May 2000 and has a two-year renewal option and one 35 month renewal option. The Company guarantees IPR's obligations under the lease.

  The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" and "Notes to Financial Statements--Long-Term Debt" and "--Commitments, Contingencies and Other Matters--Leases").

ITEM 3. Legal Proceedings.

  Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expires September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

  The Company is involved in certain other litigation matters, including certain product liability actions and actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition or liquidity. The Company intends to defend these actions vigorously. In fiscal year 1999, the Company settled an action by a former officer for, among other things, breach of contract that did not have a material effect on its financial condition, results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

 The rules promulgated by the Securities and Exchange Commission may permit the Company to exercise discretionary authority to vote on shareholder proposals at the 2000 Annual Meeting of Shareholders if proposals are not included in the proxy statement relating to such meeting and the Company does not have notice of the proposal before May 8, 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  (a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the ticker symbol "PRX". The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's three most recent calendar years.

                                                        Year Ended In
                                             -----------------------------------
     Quarter Ended                              1999        1998        1997
     -------------                           ----------- ----------- -----------
                                             High   Low  High   Low  High   Low
                                             ----- ----- ----- ----- ----- -----
     March 31............................... $7.69 $4.13 $4.75 $1.44 $4.38 $2.88
     June 30................................  8.69  6.50  5.00  3.56  3.75  2.13
     September 30...........................  8.44  5.06  6.31  3.81  2.88  1.94
     December 31............................  6.38  4.56  4.75  3.25  2.50  1.13

  (b) Holders. As of March 15, 2000, there were approximately 2,800 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

  (c) Dividends. During fiscal years 1999 and 1998, and the transition period, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition. The Company's current loan agreement prohibits the declaration or payment of any dividend, or the making of any distribution, to any of the Company's stockholders (see "Notes to Financial Statements-- Short-Term Debt").

  (d) Recent Stock Price. On March 15, 2000, the closing price of a share of the Common Stock on the NYSE was $6.44 per share.

  (e) Recent Sales of Unregistered Securities. The Company, on June 30, 1998, sold 10,400,000 shares of Common Stock to Lipha Americas, Inc. ("Lipha") at a purchase price of $2.00 per share, and issued stock options to purchase an aggregate of 1,171,040 shares of Common Stock to Merck KGaA and Genpharm at an exercise price of $2.00 per share in exchange for consulting services to be provided to the Company. The options are exercisable commencing on July 10, 2001 and expire on April 30, 2003. Such shares and stock options were issued pursuant to an exemption provided by Section 4(2) and/or Section 4(6) of the Securities Act of 1933, as amended. Lipha, Merck KGaA and Genpharm have certain registration rights with respect to the shares of Common Stock they own (see "Certain Relationships and Related Transactions").

ITEM 6. Selected Financial Data

                              Twelve    Three
                              Months    Months         Twelve Months Ended
                              Ended     Ended    ----------------------------------
                             12/31/99  12/31/98  9/30/98  9/30/97  9/30/96  9/30/95
                             --------  --------  -------  -------  -------  -------
                                 (In thousands, except per share amounts)
INCOME STATEMENT DATA
Net sales..................  $80,315   $16,775   $59,705  $52,572  $57,451  $65,824
Cost of goods sold.........   64,140    17,105    56,135   49,740   48,299   45,514
                             -------   -------   -------  -------  -------  -------
    Gross margin...........   16,175      (330)    3,570    2,832    9,152   20,310
Operating expenses:
  Research and
   development.............    6,005     1,125     5,775    5,843    5,160    5,487
  Selling, general and
   administrative..........   12,787     3,611    12,090   11,861   16,660   15,513
  Asset
   impairment/restructuring
   charge..................      --      1,906     1,212      --       549      --
                             -------   -------   -------  -------  -------  -------
    Total operating
     expenses..............   18,792     6,642    19,077   17,704   22,369   21,000
                             -------   -------   -------  -------  -------  -------
    Operating loss.........   (2,617)   (6,972)  (15,507) (14,872) (13,217)    (690)
Settlements................      --        --        --       --       --     2,029
Other income, net..........      906         1     6,261    6,926    2,007       77
Interest (expense) income..      (63)      (89)     (382)    (545)     118       32
                             -------   -------   -------  -------  -------  -------
(Loss) income from
 continuing operations
 before provision for
 income taxes..............   (1,774)   (6,882)   (9,628)  (8,491) (11,092)   1,448
Provision for income
 taxes.....................      --        --        --       410      --       836
                             -------   -------   -------  -------  -------  -------
(Loss) income from
 continuing operations.....   (1,774)   (6,882)   (9,628)  (8,901) (11,092)     612
Income from discontinued
 operations................      --        --        --       --     2,800      --
                             -------   -------   -------  -------  -------  -------
Net (loss) income..........  $(1,774)  $(6,882)  $(9,628) $(8,901) $(8,292) $   612
                             =======   =======   =======  =======  =======  =======
Net (loss) income per share
 of common stock:
Continuing operations:
  Basic....................  $  (.06)  $  (.23)  $  (.45) $  (.48) $  (.60) $   .04
  Diluted..................  $  (.06)  $  (.23)  $  (.45) $  (.48) $  (.60) $   .04
Discontinued operations:
  Basic....................      --        --        --       --       .15      --
  Diluted..................      --        --        --       --       .15      --
                             -------   -------   -------  -------  -------  -------
Net (loss) income:
  Basic....................  $  (.06)  $  (.23)  $  (.45) $  (.48) $  (.45) $   .04
                             =======   =======   =======  =======  =======  =======
  Diluted..................  $  (.06)  $  (.23)  $  (.45) $  (.48) $  (.45) $   .04
                             =======   =======   =======  =======  =======  =======
Weighted average number of
 common and common
 equivalent shares
 outstanding:
  Basic....................   29,461    29,320    21,521   18,681   18,340   16,670
                             =======   =======   =======  =======  =======  =======
  Diluted..................   29,461    29,320    21,521   18,681   18,340   17,143
                             =======   =======   =======  =======  =======  =======
BALANCE SHEET DATA
Working capital............  $21,221   $24,208   $29,124  $15,959  $20,716  $34,907
Property, plant and
 equipment (net)...........   22,681    22,789    24,283   27,832   26,068   24,371
Total assets...............   82,686    77,947    82,924   72,697   84,946   90,917
Long-term debt, less
 current portion...........    1,075     1,102     1,143    2,651    2,971    4,259
Shareholders' equity.......   60,339    61,191    68,009   57,268   70,624   71,954

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Certain statements in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as certain cost cutting and restructuring measures and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies, (vii) the continued ability of distributed product suppliers to meet future demand and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-K are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

Results Of Operations

General

  The Company showed significant progress in fiscal year 1999 when compared to fiscal years 1998 and 1997. Improvements were achieved through increased sales levels, higher gross margins, and the effects of a recent restructuring. Operating losses in fiscal year 1999 of $2,617,000 were reduced considerably from $15,507,000 and $14,872,000 in fiscal years 1998 and 1997, respectively. Revenue and margin growth were obtained primarily through a more favorable pricing environment in the market, reversing prior year trends of price erosion on certain products, and additional sales from new products. Operating expenses in fiscal year 1999 increased over fiscal years 1998 and 1997 due to additional emphasis on product development and marketing. Operating expenses in fiscal year 1998 included a non-recurring charge of $1,212,000 for asset impairment of the Congers Facility resulting from outsourcing its production volume and subsequently leasing the facility to Halsey. The Company incurred net losses of $1,774,000, $9,628,000 and $8,901,000 in fiscal years 1999, 1998 and 1997, respectively. Fiscal years 1998 and 1997 net results included non-recurring income of approximately $6,100,000 and $3,900,000, respectively, from the sale and release of product rights to Elan. Fiscal year 1997 net results also included a gain of approximately $3,433,000 on the sale of Sano Corporation common stock (see "Notes to Financial Statements--Distribution and Supply Agreements--Elan Corporation").

  In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30 and, accordingly, reported results for the three-month transition period. The operating loss in the transition period was $6,972,000 compared to $1,992,000 for the corresponding three-month period ended December 27, 1997. Although the Company experienced 38% net sales growth in the transition period, compared to the corresponding period of the prior year, primarily from sales of new products, the gross margin declined significantly due to unfavorable manufacturing variances and additional inventory write-offs. In addition, increased product development activity and higher selling and administrative expenses, as described below, adversely impacted the operating results for the transition period. During the transition period, the Company began implementing certain measures, including discontinuing its manufacturing of certain unprofitable products, in an attempt to reduce operating losses. Accordingly, the Company recorded charges of $1,906,000 in the transition period for asset impairment and restructuring, and $630,000 of additional inventory reserves (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters--Asset Impairment/Restructuring").

  As part of recent restructuring designed to increase operating efficiencies and improve operating results, the Company has reduced its work force, discontinued certain unprofitable manufactured products, discontinued manufacturing at two under-utilized facilities and subsequently leased, with an option to purchase, one such facility. The Company plans to continue to search for additional measures to improve results, including pursuing new products through joint ventures, and distribution and other agreements with pharmaceutical companies located throughout the world. If gross margin levels are not increased by sales of more profitable products or volume increases and favorable pricing on existing products, the Company will continue to experience losses.

  In order to improve the Company's prospects through the introduction of new products at profitable pricing and strengthen its financial condition, the Company entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, ten of such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for nine potential products covered by the Genpharm Distribution Agreement, one of which has been tentatively approved, pending with and awaiting approval from, the FDA. The Company anticipates introducing several of these products in 2000. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements--Strategic Alliance" and "--Distribution and Supply Agreements--Genpharm, Inc.").

  Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to additional product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements. No assurance can be given that the Company will obtain any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing operating losses will have a materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "--Financial Condition--Liquidity and Capital Resources").

  The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets, (iii) ability of generic competitors to quickly enter the market after patent expiration, diminishing the amount and duration of significant profits, and
(iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers (see "Business-- Marketing and Customers" and "--Competition").

Net Sales

  Net sales of $80,315,000 in fiscal year 1999 increased $20,610,000, or 35%, from fiscal year 1998. The sales increase was primarily attributable to a more favorable pricing environment and additional sales from new manufactured products and products sold under the Genpharm Distribution Agreement. Net sales in fiscal year 1999 of distributed products, which consist of products manufactured under contract and licensed products, increased to approximately 64% of the Company's net sales compared to approximately 44% of net sales in fiscal year 1998, continuing the trend of greater reliance on sales of distributed products. The increased percentage of distributed product sales is primarily due to increased sales of products manufactured under the Supply Agreement with BASF. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. Pursuant to the Termination Agreement with Elan, the Company ceased distributing Elan's transdermal nicotine patch after May 31, 1999. The transdermal nicotine patch accounted for approximately 5% of sales in both fiscal year 1999 and 1998. As a result of the continued evaluation of its existing product line, the Company discontinued certain unprofitable products during fiscal year 1999. Although there can be no assurance, it is anticipated that new product introductions and the continued effect of the current pricing environment could offset decreased sales from the termination of the transdermal nicotine patch distribution rights, and to a lesser extent, the discontinued manufactured products.

  Net sales for the transition period of $16,775,000 increased $4,641,000, or 38%, from net sales of $12,134,000 for the three-month period ended December 27, 1997. The sales growth was primarily attributable to sales of new products, primarily the transdermal nicotine patch manufactured by Elan and Naproxen Sodium manufactured by the Company and introduced in October 1998. Net sales of distributed product for the transition period increased to approximately 68% of the Company's total net sales compared to approximately 31% of the total for the same period of the prior year.

  Net sales for fiscal year 1998 of $59,705,000 increased $7,133,000, or 14%, from $52,572,000 for fiscal year 1997. The sales growth was primarily attributable to increased sales of two distributed products manufactured by BASF under the Supply Agreement and the introduction of three new products, the transdermal nicotine patch manufactured by Elan, Zorprin(R) manufactured by BASF, and the first product distributed by the Company under the Genpharm Distribution Agreement. Net sales of these five products more than offset the discontinuance of certain unprofitable products and decreased pricing and volume of three of the Company's manufactured products following the introduction of other generic drug manufacturers' products in direct competition with those products. Net sales of distributed product in fiscal year 1998 increased to approximately 44% of the Company's total net sales compared to approximately 22% of the total for fiscal year 1997. In the latter part of fiscal year 1998, the Company increased prices on a limited number of products that did not generate adequate gross profit and discontinued certain unprofitable products.

  Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service (see "Business--Competition").

Gross Margins

  The gross margin for fiscal year 1999 increased $12,605,000 to $16,175,000 (20% of net sales) from $3,570,000 (6% of net sales) in fiscal year 1998. Significant gross margin gains were attained principally through a more favorable pricing environment, additional margin contributions from new products and lower inventory write-offs. Although unfavorable manufacturing variances due to excess capacity earlier in fiscal year 1999 adversely affected the gross margin, the magnitude of these variances decreased from the prior fiscal year. The Company has attempted to address its excess capacity issues by leasing its under-utilized Congers Facility in March 1999, work force reductions and write downs of certain under-utilized assets (see "Notes to Financial Statements--Asset Impairment/Restructuring").

  The Company's gross margin was $(330,000) (-2% of net sales) in the transition period compared to $1,504,000 (12% of net sales) in the corresponding period of the prior year. Unfavorable manufacturing variances due to excess capacity following the outsourcing or discontinuing of manufactured products in prior periods, and higher inventory write-offs related to the discontinued products, adversely affected the gross margin in the transition period.

  The gross margin for fiscal year 1998 was $3,570,000 (6% of net sales) compared to $2,832,000 (5% of net sales) for fiscal year 1997. The gross margin improvement was primarily due to increased margin contributions from higher margin products manufactured by BASF under the Supply Agreement and the introduction of three new products. The improvements more than offset the continuing lower selling prices and decreased volumes of certain significant manufactured products, unfavorable manufacturing variances caused by a shift in production of the largest volume manufactured product from the Congers Facility to BASF during the latter part of fiscal year 1998, and additional inventory write-offs resulting from discontinued and slow moving products.

  Inventory write-offs for fiscal year 1999 of $1,157,000 returned to more normalized levels from $2,229,000 and $1,630,000 for fiscal years 1998 and 1997, respectively. Fiscal year 1998 included additional write-offs of material and obsolete inventory of approximately $768,000 due to discontinued products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf lives.

  Inventory write-offs amounted to $1,478,000 for the transition period compared to $293,000 for the three-month period ended December 27, 1997. The increase was primarily attributable to additional inventory reserves due to discontinued products and the write-off of material and work in process inventory not meeting the Company's quality control standards.

  Four of the Company's products accounted for approximately 47% of its net sales in fiscal year 1999 compared to 63%, 56% and 55%, respectively, of net sales for the same four products in fiscal years 1998, 1997 and the transition period. One such product, the transdermal nicotine patch whose product rights had been sold effective May 31, 1999, was not sold in fiscal year 1997. The transdermal nicotine patch accounted for approximately 5% of net sales in each fiscal year 1999 and 1998, 10% of net sales in the transition period and a significant portion of the gross margin in those respective periods. Although the termination of the distribution rights for the transdermal nicotine patch in fiscal year 1999 is expected to negatively affect the Company's gross margin, it is anticipated that the gross margins generated by sales of new products in 2000 may offset this expected decrease. The Company has implemented measures to reduce the overall impact of these products including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions. There can be no assurances that these measures will return the Company to profitability.

Operating Expenses

 Research and Development

  Research and development expenses of $6,005,000 for fiscal year 1999 increased $230,000 from similar expenses in fiscal year 1998. Increased payments in fiscal year 1999 to purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies and increased costs by the domestic operation were partially offset by the funding of certain research and development expenses by Generics and Genpharm. In fiscal 1999, Genpharm reimbursed the Company $587,000 for work performed by PRI related to products covered by the Genpharm Distribution Agreement. The Company conducts a part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses in fiscal year 1999 at IPR were $1,075,000, net of Generics funding, compared to expenses of $1,763,000 in fiscal year 1998. The Company, IPR and Generics have an agreement, pursuant to which Generics shares one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements--Acquisition of Joint Venture" and "--Development Agreement").

  Costs for research and development in the transition period of $1,125,000 increased $217,000 from the three-month period ended December 27, 1997. The increased costs were primarily due to biostudy activity by the domestic operation during the transition period. Transition period research and development expenses at IPR were $374,000, net of funding from Generics, compared to $442,000 in the corresponding period of the prior year.

  Research and development expenses of $5,775,000 for fiscal year 1998 decreased $68,000 from fiscal year 1997. In fiscal year 1998, the Company expensed $967,000 to purchase rights to certain pharmaceutical chemical processes, and incurred increased costs for IPR and biostudy activity. In fiscal year 1997, the Company made advances to Elan for the development of transdermal products, however similar advances were not made in fiscal year 1998. In August 1997, the Company acquired the 51% ownership interest in IPR that it did not already own from Clal Pharmaceutical Industries Ltd. ("Clal"), its former partner in the research and development joint venture. Research and development expenses at IPR in fiscal year 1998 increased $733,000 over the aggregate cost in fiscal year 1997 due in part to the Company absorbing 100% of such expenses in fiscal year 1998 compared to 49% in the fiscal year 1997.

  The Company has ANDAs for four potential products, one of which has been tentatively approved, pending with and awaiting approval from, the FDA as a result of its product development program. The Company has in process or expects to commence biostudies for six additional products in 2000. In fiscal year 1999, PRI received FDA approval of its ANDAs for three products that it is currently marketing.

  As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for nine potential products, one of which has been tentatively approved, that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing ten products under the Genpharm Distribution Agreement and anticipates introducing several more in 2000 (see "Notes to Financial Statements--Distribution and Supply Agreements--Genpharm, Inc.").

 Selling, General and Administrative

  Selling, general and administrative costs of $12,787,000 (16% of net sales) in fiscal year 1999 increased $697,000 from expenses in fiscal year 1998. The fiscal year 1999 costs reflect increased advertising and marketing, and strengthening the sales force in anticipation of product introductions and increasing market share of the existing product line, higher legal expenses, and to a lesser extent, higher shipping costs associated with the increased sales level.

  The transition period's selling, general and administrative costs of $3,611,000 (22% of net sales) increased $1,023,000 from $2,588,000 (21% of net sales) for the corresponding period in the prior year. The higher costs were primarily attributable to strengthening the sales force and expanding marketing efforts, which began in the latter half of fiscal year 1998, and to a lesser extent, higher professional fees.

  Selling, general and administrative costs in fiscal year 1998 of $12,090,000 (20% of net sales) increased $229,000 from $11,861,000 (23% of net sales) in fiscal year 1997. The increased costs were primarily attributable to additional sales force and marketing expenses in anticipation of product introductions.

 Asset Impairment/Restructuring Charge

  In an attempt to reduce operating losses, the Company implemented measures during the transition period, which continued in fiscal year 1999, to reduce costs and increase operating efficiencies. The Company discontinued certain unprofitable products from its product line, terminated approximately 50 employees, primarily in manufacturing and various manufacturing support functions and reduced certain related expenses. These measures resulted in a charge of $1,906,000 in the transition period, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinued products, and a provision of $706,000 for severance payments and other employee termination benefits.

  The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacturing of most of the products from such facility. The charge is based on the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment (see "Notes to Financial Statements--Commitments, Contingencies and Other Matters--Restructuring and Cost Reductions").

Other Income

  Other income of $906,000 in fiscal year 1999 decreased $5,355,000 from fiscal year 1998. Other income in fiscal year 1999 consisted primarily of payments from Genpharm to reimburse the Company for research costs incurred in prior periods in return for a share of gross margin from three products currently awaiting approval from the FDA. The decrease from fiscal year 1998 was primarily attributable to income from the sale and release of product rights to Elan in 1998 (see "Notes to Financial Statements--Distribution and Supply Agreements--Elan Corporation").

  Other income of $6,261,000 for fiscal year 1998 included income of approximately $6,100,000 from the sale and release of product rights to Elan in fiscal year 1998 and a $600,000 fee paid by Generics pursuant to the Development Agreement partially offset by the write-off of a $421,000 investment in a software company. Other income of $6,926,000 for fiscal year 1997 included approximately $3,900,000 of income from the sale and release of product rights to Elan and a gain of $3,433,000 on the sale of Sano Corporation common stock partially offset by a loss on the sale of Fine-Tech Ltd. stock (see "--Liquidity and Capital Resources" and "Notes to Financial Statements--Distribution and Supply Agreements--Elan Corporation").

Income Taxes

  Management has determined, based on the Company's recent performance and the uncertainty of the generic drug business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. The Company did not recognize a benefit for its operating losses in fiscal years 1999, 1998 and 1997, and the transition period. The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs (see "Notes to Financial Statements--Income Taxes").

Financial Condition

 Liquidity and Capital Resources

  The Company's cash and cash equivalents of $222,000 at December 31, 1999 decreased $6,202,000 from $6,424,000 at December 31, 1998. The decrease was primarily attributable to increased inventory levels, funding of outside development projects and capital expenditures. Working capital at December 31, 1999 of $21,221,000, which includes cash and cash equivalents, decreased $2,987,000 from $24,208,000 at December 31, 1998. The working capital ratio was 2.03x at December 31, 1999 compared to 2.62x at December 31, 1998.

  At December 31, 1998 the Company's cash and cash equivalents decreased $3,369,000 from $9,793,000 at September 30, 1998. The decrease was principally due to the use of funds to finance operating losses and to build inventory on higher volume products. Working capital, including cash and cash equivalents, at December 31, 1998 decreased $4,916,000 from $29,124,000 at September 30, 1998. The Company's working capital ratio was 3.23x at September 30, 1998.

  The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Research and development expenses are expected to be approximately $8,500,000 in 2000.

  On March 17, 1999, the Company entered into an agreement to lease, with an option to purchase, its Congers Facility to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to cover the Company's fixed costs of the facility. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements--Leasing Agreement").

  In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee from the Company of $2,500,000. Pursuant to the Genpharm Profit Sharing Agreement, the Company paid $951,000 of the fee in year 1999 and the remainder in January 2000 (see "Notes to Financial Statements--Profit Sharing Agreement").

  The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. Under the Development Agreement, Generics commenced funding during the transition period and had fulfilled their requirements through December 31, 1999. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements--Development Agreement").

  On September 29, 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States to a transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, the Company received a cash payment of $2,000,000 in October 1998 and an additional $1,000,000 in the third quarter of 1999. In fiscal year 1999, Elan began to pay the Company a perpetual royalty pursuant to the Termination Agreement on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel. In return for relinquishing certain product distribution rights to Elan under a prior distribution agreement, the Company received cash payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment of a promissory note. The proceeds from these payments were used to reduce outstanding revolving credit line balances at that time (see "Notes to Financial Statements--Distribution Agreements--Elan Corporation").

  On June 30 1998, Merck KGaA, through its subsidiary Lipha, paid the Company $20,800,000, or $2.00 per share, for 10,400,000 newly-issued shares of PRI's Common Stock. The Company used approximately $3,600,000 of the net proceeds from the stock sale to repay outstanding advances made to it under its existing line of credit and the remainder was used for working capital (see "Notes to Financial Statements--Strategic Alliance").

  The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent then available. If, however, the Company continues to experience operating losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would be materially and adversely affected (see "--Financing").

Financing

  At December 31, 1999, the Company's total outstanding short-term and long-term debt, including the current portion, amounted to $4,398,000 and $1,313,000, respectively. The short-term debt consists of the outstanding amount due under the Company's line of credit with General Electric Capital Corporation ("GECC") and the long-term debt consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment (see "Notes to Financial Statements--Long-Term Debt").

  In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC, which was further amended in December 1999, that provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived certain events of default related to the earnings before interest and taxes financial covenant and amended the financial covenants of Par. As of December 31,1999, the borrowing base was approximately $11,700,000 and $4,398,000 was outstanding under the line of credit.

  At December 31, 1999 the Company has a mortgage loan with a bank in the original principal amount of $1,340,000. The loan bears interest during the first five years of its term at a rate of 8.5% per annum and thereafter at the Prime Rate plus 1.75%. It is due in equal monthly installments until May 1, 2001, at which time the remaining principal balance, with interest, is due. The loan is secured by certain real property (see "Business Property"). At December 31, 1999, the outstanding balance of the loan was $960,000. In addition, the Company had amounts outstanding under capital leases of $353,000 (see "Notes to Financial Statements--Long-Term Debt").

Year 2000

  The Company completed implementation of its Year 2000 ("Y2K") compliance plan on a timely basis and did not experience any disruption in business or significant issues resulting from Y2K. The plan included an assessment of critical internal computerized information systems, manufacturing equipment, physical plant and computerized processes and remedial action or replacement of systems which were not Y2K compliant. The plan also involved evaluation of the Company's suppliers, customers and banks regarding their Y2K readiness, and contingency plans for addressing complications as they may arise. As of the date of this Form 10-K filing, the Company had not experienced any significant Y2K issues related to its suppliers, customers, bank or other service providers. The costs of addressing Y2K have consisted primarily of internal personnel costs and have been expensed as incurred and have not, and the Company believes will not, have a materially adverse affect on its financial condition.

ITEM 6. Defaults Upon Senior Securities.

  At July 3, 1999, the Company was in breach of the earnings before interest and taxes financial covenant contained in the Loan Agreement with GECC. GECC waived such breach in August 1999 and amended the financial covenants of Par.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

  See Index to Financial Statements.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors

  The Company's Certificate of Incorporation provides that its Board of Directors (the "Board") is divided into three classes, with the term of office of one class expiring each year. The Class I, Class II and Class III directors of the Company have terms which expire in 2000, 2001 and 2002, respectively. The following table sets forth certain information with respect to each of Class I, II and III directors and the year each was first elected as a director:

                                                                    Year of
Name                                            Age (as of 3/00) First Election
----                                            ---------------- --------------
Class I
Anthony S. Tabatznik(1)........................        52             1998
 Until December 1999, Chairman and director of
 Generics (UK) Ltd.; director of Generics Group
 BV, now known as Merck Generics Group BV, and
 Chairman and director of Merck Generics Ltd.
 Such companies are involved in the manufacture
 and distribution of generic pharmaceutical
 products. Founder of The Generics Group Ltd.
 and brother of J. Neil Tabatznik.
J. Neil Tabatznik(1)...........................        50             1998
 Since July 1993, Chairman of Genpharm, a
 Canadian manufacturer and distributor of
 generic pharmaceutical products. Brother of
 Anthony S. Tabatznik.
Class II
Kenneth I. Sawyer(1)...........................        54             1989
 Since October 1990, Chairman of the Board of
 the Company. Since October 1989, President and
 Chief Executive Officer of the Company.
Mark Auerbach(1)(2)............................        61             1990
 Since June 1993, Senior Vice President and
 Chief Financial Officer of Central Lewmar
 L.P., a distributor of fine papers. From
 December 1995 to January 1999, Chief Financial
 Officer of Oakhurst Company, Inc., and Steel
 City Products, Inc., each a publicly-traded
 distributor of automotive products, and Chief
 Executive Officer of Oakhurst Company, Inc.
 from December 1995 to May 1997. Also a
 director of Oakhurst Company, Inc.
Stephen A. Ollendorff(1).......................        61             1998
 Practicing attorney for more than the past
 five years. From February 1999, Of Counsel to
 Kirkpatrick & Lockhart LLP, a law firm; from
 December 1990 to January 1999, Of Counsel to
 Hertzog, Calamari & Gleason, a law firm. Chief
 Executive Officer and director of Acorn
 Holding Corp., a publicly-traded holding
 company, for more than the past five years.
 Director of Artesyn Technologies, Inc., a
 publicly-traded designer, manufacturer and
 seller of power supplies.
Class III
Francis Michael J. Urwin(1)....................        47             1998
 Since April 1999, Chief Executive Officer, and
 from 1991 until April 1999, Group Financial
 Director (Chief Financial Officer), of Merck
 Generics Group BV; director of Merck Generics
 Group BV, Merck Generics Limited, Generics
 (UK) Ltd., Resolution Chemicals Limited,
 Generics Pharmaceuticals Limited, Genpharm
 Limited, Biokinetix Limited and MacDermot
 Laboratories Limited.

                                                                   Year of
Name                                           Age (as of 3/00) First Election
----                                           ---------------- --------------
Klaus H. Jander(1)(2).........................        59             1998
 Since 1990, a partner of Clifford Chance
 Rogers & Wells LLP, a law firm. Since 1997, a
 member of the Executive Committee of Clifford
 Chance Rogers & Wells LLP.

--------
(1)A member of the Compensation and Stock Option Committee of the Board.
(2)A member of the Audit Committee of the Board.

Executive Officers

  The executive officers of the Company consist of Mr. Sawyer as President, Chief Executive Officer and Chairman of the Board and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of Par consist of Mr. Sawyer as Chief Executive Officer and Chairman, Mr. O'Connor as Vice President, Chief Financial Officer and Secretary and Scott Tarriff as Executive Vice President of Business, Sales and Marketing. Mr. O'Connor, age 48, has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. Mr. O'Connor served as Vice President-- Controller of Tambrands, Inc., a consumer products company, from November 1989 to June 1995. Since January 1998, Mr. Tarriff has served as Executive Vice President of Business, Sales and Marketing of Par. From June 1989 to January 1998, Mr. Tarriff, age 40, was an employee of Bristol-Myers Squibb Company, a drug manufacturer, serving as Senior Director of Marketing, Business Development and Strategic Planning from 1995 to 1997 and Director of Marketing from 1992 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

  As a public company, the Company's directors, executive officer and more than 10% beneficial owners of the Company's Common Stock are subject to reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 1999, other than with respect to one report required to be filed by Kenneth I. Sawyer and one report required to be filed by Scott L. Tarriff, all such required reports were filed on a timely basis. Mr. Sawyer did not file a Form 5 and Mr. Tarriff did not file a Form 4 on a timely basis.

ITEM 11. Executive Compensation.

  The following table sets forth compensation earned by or paid, during fiscal years 1999, 1998 and 1997, to the Chief Executive Officer of the Company and the two other most highly compensated executive officers of the Company and/or Par who earned over $100,000 in salary and bonus at the end of fiscal year 1999 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years. The amounts set forth in the table do not include compensation earned by or paid to the Named Executives during the transition period.

                          Summary Compensation Table

                           Annual Compensation   Long-Term Compensation
                         ----------------------- -----------------------
                                                  Restricted  Securities
Name and Principal                                  Stock     Underlying    All Other
Position                 Year Salary($) Bonus($) Awards($)(1) Options(#) Compensation($)
------------------       ---- --------- -------- ------------ ---------- ---------------
Kenneth I. Sawyer,...... 1999 $350,000      --       --            --       $132,464(2)
 President, Chief        1998 $350,000      --       --        500,000      $  2,901(2)
 Executive Officer and   1997 $350,000      --       --            --       $  2,707(2)
 Chairman
Dennis J. O'Connor...... 1999 $143,150      --       --            --       $  2,199(3)
 Vice President, Chief   1998 $142,500      --       --         37,500      $  2,191(3)
 Financial Officer and   1997 $137,994      --       --         30,000      $  2,121(3)
 Secretary
Scott Tarriff........... 1999 $185,000  $50,000      --            --       $  3,574(4)
 Executive Vice          1998 $124,519      --       --        200,000      $     46(4)
 President of Business,  1997       NA       NA       NA            NA            NA
 Sales and Marketing
 (Par)

--------
(1) The Named Executives did not hold any shares of restricted stock at the end of fiscal year 1999.
(2) Includes insurance premiums paid by the Company for term life insurance for the benefit of Mr. Sawyer of $74 for each of the fiscal years 1999, 1998 and 1997; also includes $129,477 for the forgiveness of a loan from the Company for fiscal year 1999 and $2,913, $2,827 and $2,633 for the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if premiums were advanced to Mr. Sawyer without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company for the fiscal years 1999, 1998 and 1997, respectively.
(3) Includes $53, $53 and $51 for insurance premiums paid by the Company for term life insurance for the benefit of Mr. O'Connor for fiscal years 1999, 1998 and 1997, respectively; also includes $2,146, $2,138 and $2,070 for contributions by the Company to the Company's 401k Plan for fiscal years 1999, 1998 and 1997, respectively.
(4) Includes $68 and $46 for insurance premiums paid by the Company for term life insurance for the benefit of Mr. Tarriff for fiscal years 1999 and 1998, respectively; also includes $3,506 for a contribution by the Company to the Company's 401k Plan for fiscal year 1999.

  In the transition period, the compensation earned by or paid to Messrs. Sawyer, O'Connor and Tarriff amounted to $94,230, $37,692 and $49,807, respectively. Other compensation for Mr. Sawyer in the transition period included $112,301 for the forgiveness of a loan from the Company.

  During fiscal year 1999 and the transition period, there were no stock option grants or stock appreciation rights granted to any Named Executives.

  The following table sets forth certain information with respect to stock options exercised by the Named Executives during fiscal year 1999 and, as of December 31, 1999, the number of unexercised stock options and the value of in-the-money options held by the Named Executives. There were no options exercised by the Named Executives in the transition period.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised     In-the-Money Options
                           Shares                  Options at FY-End (#)       at FY-End ($)(1)
                         Acquired on    Value    ------------------------- ------------------------- ---
          Name           Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Kenneth I. Sawyer.......      --           --         --        500,000          --     $1,343,750
Scott Tarriff...........      --           --         --        200,000          --        687,500
Dennis J. O'Connor......    6,666      $39,163     32,500        28,334      $68,594        84,064

--------
(1) Based upon the closing price of the Common Stock on December 31, 1999 of $4.94.

Compensation of Directors

  For service on the Board in fiscal year 1999, Directors who are not employees of the Company or any of its subsidiaries received an annual retainer of $12,000, a fee of $1,000 for each meeting of the Board attended, in person or by teleconference, and a fee of $750 for each committee meeting attended in person or by teleconference, subject to a maximum of $1,750 per day. Chairmen of committees received an additional annual retainer of $5,000 per committee. New non-employee Directors are granted options to purchase 5,000 shares Common Stock on the date initially elected to the Board and on each following day on which the shareholders elect directors pursuant to the Company's 1997 Directors Stock Option Plan (the "Directors Plan"). Non-employee Directors are entitled to only one automatic option grant each year but are also entitled to an annual grant of an option to purchase an additional 6,500 shares of Common Stock if, for such year, they own at least 2,500 shares of issued Common Stock for each series of additional 6,500 options granted under the Directors Plan. These additional options are subject to forfeiture if, in certain circumstances, the non-employee Director sells Common Stock of the Company. Directors who are employees of the Company received no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings. Messrs. A. Tabatznik, N. Tabatznik, Urwin and Jander waived their rights to receive options to purchase Common Stock under the Directors Plan for fiscal years 1999 and 1998. In addition, Messrs. Ollendorff, A. Tabatznik, N. Tabatznik and Urwin have waived their receipt of cash compensation for service on the Board for the same periods.

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

  In April 1998, Mr. Sawyer and the Company amended Mr. Sawyer's employment agreement. Mr. Sawyer agreed to waive breaches of his employment agreement which would have arisen out of consummation of the strategic alliance with Merck KGaA, and to relinquish his title and position as President of the Company and each of its subsidiaries if Lipha exercised its right to designate the President of the Company and each of its subsidiaries. The Company agreed to forgive, in each year that Mr. Sawyer remains employed by the Company, one-third of the principal amount of a promissory note, plus accrued interest on the forgiven portion, pertaining to a loan in the original amount, including interest, equal to approximately $379,000 made by the Company to Mr. Sawyer in April 1998. The outstanding balance of the note, including interest, was approximately $163,000 at December 31, 1999. The entire unpaid principal of the promissory note and accrued interest would be canceled upon certain events, including termination of Mr. Sawyer's employment without Cause and the expiration of this employment agreement in accordance with its terms.

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

  The Company has entered into an employment agreement with Mr. Tarriff, dated February 20, 1998. In the event of termination of Mr. Tarriff's employment after one year of employment by Mr. Tarriff for good reason or by the Company without cause (as such terms are defined therein), Mr. Tarriff is entitled to receive a severance payment equal to one year of his then current salary less any amount of compensation paid by a new employer for the balance of the year from the termination date. In connection with Mr. Tarriff's employment by the Company, he was granted options to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share.

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

Pension Plan

  The Company maintains a defined benefit plan (the "Pension Plan") intended to qualify under Section 401(a) of the Code. Effective October 1, 1989, the Company ceased benefit accruals under the Pension Plan with respect to service after such date. The Company intends that distributions will be made, in accordance with the terms of the Pension Plan, to participants as of such date and/or their beneficiaries. The Company will continue to make contributions to the Pension Plan to fund its past service obligations. Generally, all employees of the Company or a participating subsidiary who completed at least one year of continuous service and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan's "Normal Retirement Date" is the date on which a participant attains age 65 or, if later, the date of completion of 10 years of service. Service is measured from the date of employment. The retirement income formula is 45% of the highest consecutive five-year average basic earnings during the last 10 years of employment, less 83 1/3% of the participant's Social Security benefit, reduced proportionately for years of service less than 10 at retirement. The normal form of benefit is life annuity, or for married persons, a joint survivor annuity. None of the Named Executives had any years of credited service under the Pension Plan.

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

Additional Information With Respect To Compensation Committee Interlocks and Insider Participation

  The Compensation and Stock Option Committee (the "Compensation Committee") of the Board consists of the entire Board of Directors, namely, Messrs. A. Tabatznik, N. Tabatznik, Sawyer, Auerbach, Ollendorff, Urwin and Jander.

  Mr. J. Neil Tabatznik, a director of the Company, is the Chairman of Genpharm, which develops, manufactures and distributes products to the Company pursuant to the Genpharm Distribution Agreement. Mr. Francis Michael J. Urwin, a director of the Company, is Chief Executive Officer and director of Merck Generics Group BV, a subsidiary of Merck KGaA, which beneficially owns 42.5% of the Company's Common Stock. Mr. Anthony S. Tabatznik, a director of the company, resigned from his position as Chairman and director of Generics, effective December 31, 1999. The Company, Genpharm and its affiliate are presently parties to distribution agreements entered into in 1992, 1993 and 1998. Under such distribution agreements, payments by the Company to Genpharm and an affiliate amounting to approximately $4,400,000 in fiscal year 1999 accounted for more than five percent (5%) of the Company's consolidated revenues. Further, Generics and the Company are parties to a development agreement pursuant to which each of Generics and the Company are funding one-half of the costs of the operating budget of IPR in exchange for the exclusive rights to manufacture and distribute products developed by IPR worldwide (except for the United States).

  Mr. Kenneth I. Sawyer, the Chairman, President and Chief Executive Officer of the Company, serves as a director of Authorgenics, Inc., a developer of software ("Authorgenics"), and until September 1998, Mr. Stephen A. Ollendorff served as a director and Executive Vice President of Authorgenics. Mr. Ollendorff was not granted any cash compensation for his service as director or Executive Vice President of Authorgenics. At December 31, 1999, the Company owned approximately 1% of Authorgenics and has the exclusive rights to market to the pharmaceutical industry certain software currently in development.

  At various times during fiscal years 1996 and 1997, the Company made unsecured loans to Mr. Sawyer. Such loans are evidenced by a single promissory note, which bears interest at the rate of 8.25% per annum. Interest and principal are due on the earlier of August 14, 2002, or the termination of Mr. Sawyer's employment with the Company. As of December 31, 1999, the outstanding principal balance of the note, plus accrued interest, was approximately $163,000. As part of Mr. Sawyer's compensation, the Company has agreed to forgive the note over a three-year period, provided that Mr. Sawyer remains employed by the Company (see "--Executive Compensation--Employment Agreements and Termination Arrangements").

  Stephen A. Ollendorff, a director of the Company, is Of Counsel to the law firm of Kirkpatrick & Lockhart LLP, which currently provides legal services to the Company, and provided legal services to the Company in fiscal year 1999. During the Company's 1998 fiscal year, Mr. Ollendorff was Of Counsel to the law firm of Hertzog, Calamari & Gleason, which received fees and expenses in fiscal year 1998 for various legal services rendered to the Company. In addition, Mr. Ollendorff is a consultant to the Company and was paid approximately $77,000 in fiscal year 1999, pursuant to a renewable one-year consulting agreement. Mr. Ollendorff owns 5,000 shares of Common Stock of the Company and also holds stock options to purchase 82,000 shares of Common Stock, of which 31,000 are presently exercisable.

Compensation and Stock Option Committee Report

  The Compensation Committee, approves the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. In fiscal 1999, the Board, acting in its role as the Compensation Committee, at one of its Board meetings acted on matters requiring Compensation Committee action. The Board also acted by unanimous written consent on one additional matter requiring Compensation Committee action. In reviewing overall compensation for fiscal year 1999, the Compensation Committee focused on the Company's objectives to attract executive officers of high caliber from larger, well-established pharmaceutical manufacturers, to retain the Company's executive officers, to encourage the highest level of performance from such executive officers and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize specific formulae or guidelines in reviewing and approving executive compensation.

  Elements of Executive Officer Compensation Program. The key elements of the Company's executive officer compensation program consist of base salary, annual bonus, stock options and other incentive awards through participation in the Company's 1990 Stock Incentive Plan. In awarding or approving compensation to executive officers in fiscal year 1999, the Compensation Committee considered the present and potential contribution of the executive officer to the Company and the ability of the Company to attract and retain qualified executive officers in light of the competitive environment of the Company's industry and the Company's financial condition.

  Base Salary and Annual Bonus. Base salary and annual bonus for executive officers are determined by reference to Company-wide and individual performances for the previous fiscal year. The factors considered by the Compensation Committee included both strategic and operational factors, such as efforts in responding to regulatory challenges, in exploring strategic alternatives for the Company, in research and development, in reviewing and implementing updated systems and operational procedures, as well as the Company's financial performance. In addition to Company-wide measures of performance, the Compensation Committee considers those performance factors particular to each executive officer, including the performance of the area for which such officer had management responsibility and individual accomplishments.

  Base salaries for executive officers were determined primarily by reference to industry norms, the principal job duties and responsibilities undertaken by such persons, individual performance and other relevant criteria. Base salary comparisons for most executive officers were made to a group of pharmaceutical manufacturers in the United States. Such group was selected by the Compensation Committee based upon several factors, including, but not limited to, the duties and responsibilities of the executive officer used in the comparison, size and complexity of operations, reputation and number of employees of other companies. With respect to Mr. Sawyer, the Company's Chief Executive Officer, a comparison was made by an independent consulting firm, prior to the signing of his employment agreement in 1992, to generic pharmaceutical companies and turnaround situations selected by the consulting firm. In keeping with its goal of recruiting executive officers from larger, well-established pharmaceutical manufacturers, the Compensation Committee considered the performance of the companies used in the comparisons, as measured by their quality and regulatory profile, as well as competitive necessity in determining base salaries. The Compensation Committee considered it appropriate and in the best interest of the Company and its shareholders to set the levels of base salary for the Company's Chief Executive Officer and other executive officers at the median of comparable companies in order to attract and retain high caliber managers for the Company so as to position the Company for future growth and improved performance.

  The Compensation Committee, in determining the annual bonuses to be paid to the Company's executive officers for fiscal year 1999, considered the individual's contribution to the Company's performance as well as the Company's financial performance and assessments of each executive officer's participation and contribution to the other factors described above, as opposed to determination by reference to a formal, goal-based plan. The non-financial measures varied among executive officers depending upon the operations under their management and direction.

  Stock Options and Other Awards. The Company's 1990 Stock Incentive Plan provides for stock option and other equity-based awards. Under such Plan, the size of each award and the persons to whom such awards are granted is determined by the Compensation Committee based upon the nature of services rendered by the executive officer, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Compensation Committee believes that grants of stock options will enable the Company to attract and retain the best available talent and to encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executive officers with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and benefit correspondingly with increases in the price of the Common Stock.

  Compensation Committee's Actions for Fiscal Year 1999. In determining the amount and form of executive officer compensation to be paid or awarded for fiscal year 1999, the Compensation Committee considered the criteria discussed above. Based upon the Compensation Committee's review of the Company's performance following the conclusion of the 1999 fiscal year, the Company granted a cash bonus to Scott Tarriff, one of the Named Executives, in the amount of $50,000. The Compensation Committee did not award cash bonuses to any of the other Named Executives in fiscal year 1999. In addition, the Compensation Committee did not award any stock options to the Named Executives in fiscal year 1999.

  Chief Executive Officer Compensation. The Compensation Committee approved an employment agreement in October 1992 for Mr. Sawyer, which agreement was amended in April 1998. In approving such employment agreement, the Compensation Committee authorized a base annual salary of $366,993 for Mr. Sawyer. Mr. Sawyer agreed to reduce his salary effective July 1, 1996 to $350,000 per year.

Compensation and Stock Option Committee

  The Compensation and Stock Option Committee members include Kenneth I. Sawyer, Mark Auerbach, Klaus H. Jander, Stephen A. Ollendorff, Anthony S. Tabatznik, J. Neil Tabatznik and Francis Michael J. Urwin.

Performance Graph

  The graph below compares the cumulative total return of the Company's Common Stock with the cumulative total return of the NYSE Composite Index and the S&P(R) Health Care Drugs Index--Major Pharmaceuticals for the fiscal periods from September 30, 1994 to December 31, 1999, including the transition period ended December 31, 1998. The graph assumes $100 was invested on September 30, 1994 in the Company's Common Stock and $100 was invested on such date in each of the Indexes. The comparison assumes that all dividends were reinvested.


                            CUMULATIVE TOTAL RETURN
           Based on initial investment of $100 on September 30, 1994
                           with dividends reinvested

                               Sep-94 Sep-95 Sep-96 Sep-97 Sep-98 Dec-98 Dec-99

Pharmaceutical Resources Inc.    $100   $109   $ 49   $ 24   $ 49   $ 54   $ 56
NYSE Composite Index             $100   $122   $146   $202   $208   $246   $273
S&P(R)Health Care (Drugs-Major   $100   $158   $213   $324   $492   $562   $462
Pharmaceuticals) Index

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth, as of the close of business on March 1, 2000, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedule 13D or Schedule 13G filed with the Commission pursuant to Section 13 of the Exchange Act) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director of the Company, (iii) each Named Executive, as defined in the "Executive Compensation" section of this report, and (iv) all directors and executive officers of the Company as a group (based solely in respect of clauses (ii), (iii) and (iv) upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any equity securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                             Shares of   % of
                                                               Common   Common
                   Name of Beneficial Owner                    Stock    Stock
                   ------------------------                  ---------- ------
   Merck KGaA(1)............................................ 12,462,972  42.5
   Kenneth I. Sawyer(2).....................................    140,900    *
   Mark Auerbach(2)(3)......................................     46,166    *
   Dennis J. O'Connor(3)....................................     37,452    *
   Stephen A. Ollendorff(2)(3)..............................     36,000    *
   Scott Tarriff............................................     17,752    *
   Anthony S. Tabatznik(2)(4)...............................      2,500    *
   J. Neil Tabatznik(2).....................................      2,500    *
   Klaus H. Jander(2).......................................          0    *
   Francis Michael J. Urwin (2).............................          0    *
   All directors and executive officers (as of 3/1/00) as a
    group (nine persons)(3).................................    283,270    *

--------
 *Less than 1%.
(1) The business address of Merck KGaA is Frankfurter Strasse 250, 64271, Darmstadt, Germany. Includes 249,700 shares of Common Stock, which may be acquired by Genpharm, a subsidiary of Merck KGaA, upon exercise of warrants exercisable on or before April 29, 2000. Warrants for 99,700 of such shares have an exercise price of $6.00 per share and warrants for 150,000 of such shares have an exercise price of $10.00 per share. Does not include an additional 1,171,040 shares Common Stock which may be acquired upon exercise of options granted to Merck KGaA and Genpharm. Such options are not exercisable on or before April 29, 2000.
(2) A current Director of the Company.
(3) Includes the following shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or before April 29, 2000 under the Company's stock option plans: Mr. Ollendorff--31,000; Mr. Auerbach--43,666; Mr. O'Connor--35,833; and all directors and executive officers as a group (nine persons)--110,499.
(4) Does not include 501,400 shares of Common Stock held by a family trust, the corporate trustee of which has the power to direct the disposition and voting of such shares. Mr. Tabatznik disclaims beneficial ownership of the aforesaid shares of Common Stock.

  The business address of each Director and Named Executive of the Company, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977.

ITEM 13. Certain Relationships and Related Transactions.

  Merck KGaA Transactions. On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, Darmstadt, Germany, following approval by the shareholders of the Company at its Annual Meeting of Shareholders held in June 1998. The strategic alliance included the sale of 10,400,000 shares of Common Stock (the "Shares") to Lipha, a subsidiary of Merck KGaA, at $2.00 per Share, and the issuance to Merck KGaA and Genpharm, another subsidiary of Merck KGaA, of options (each, an "Option" and collectively, the "Options") to purchase up to an aggregate of 1,171,040 shares of Common Stock (the "Option Shares") at an exercise price of $2.00 per share in exchange for certain services. The sale of the Shares was made pursuant to the terms and conditions of the Stock Purchase Agreement, dated March 25, 1998, between the Company and Lipha (the "Stock Purchase Agreement"). The issuance of the Options was made pursuant to terms and conditions of separate Services Agreements entered into with each of Merck KGaA and Genpharm.

  The Company used a significant portion of the net cash proceeds from the sale of the Shares to repay certain advances made to it under its existing line of credit at that time. The agreement by the Company to sell the Shares and to grant and issue the Options was part of an overall transaction in which certain exclusive distribution rights and services are to be provided to the Company under the Genpharm Distribution Agreement and the Services Agreements, as described below.

  Stock Purchase Agreement. The Stock Purchase Agreement contains certain significant terms, obligations and other agreements, as described below, including Lipha's right to designate a majority of the Board members, Lipha's right of first refusal in respect of certain equity offerings and Lipha's agreement not to engage in certain extraordinary transactions.

  Lipha has the right to designate a majority of the members of the Board. Pursuant to this right, Lipha has designated Messrs. A. Tabatznik, N. Tabatznik, Jander and Urwin, each of whom was elected by the shareholders of the Company at the Company's annual meetings held in June 1998 or July 1999. Three members of the Board are comprised of Mr. Sawyer and two additional designees of the Board who were in place prior to the closing of the Stock Purchase Agreement (collectively, the "Company Designees"). Such Board has designated Messrs. Auerbach and Ollendorff, each of whom, together with Mr. Sawyer, were elected by the shareholders of the Company at the Company's annual meeting held in June 1998. In addition, Lipha has the right to designate (i) jointly with the Company Designees, two members of the Board to comprise the Audit Committee of the Board and (ii) the President and Chief Operating Officer of the Company. The effect of the foregoing agreement is to afford voting control to the designees of Lipha with respect to matters determinable solely by the Board.

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

  Lipha has agreed, for a period ending on June 30, 2001, not to cause or permit the Company to engage in any transactions or enter into any agreements or arrangements with, or make any distributions to, any Affiliate or Associate (each as defined in the Stock Purchase Agreement) of Lipha without the prior written consent of a majority of the Company Designees. In addition, Lipha has agreed, for a period ending on June 30, 2001, not to propose that the Company, or to cause or permit the Company to, engage in business combinations or other extraordinary transactions, including mergers and tender offers, without the prior written consent of a majority of the Company Designees and the prior receipt of a fairness opinion from an independent nationally recognized investment bank. The Company and Lipha have agreed that an executive committee of the Board continue in existence until June 30, 2001, and to cause Mr. Sawyer to be appointed to the executive committee.

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

  Distribution Agreement. In connection with the Stock Purchase Agreement, Genpharm and the Company have entered into the Genpharm Distribution Agreement (see "Business--Product Line Information").

  Services Agreements. Each of Merck KGaA and Genpharm entered into separate Services Agreements on June 30, 1998 to provide various services to the Company for a period of 36 months, including, but not limited to, rendering advice and providing technical support and assistance in the areas of research and development, regulatory compliance, manufacturing, quality control and quality assurance, administration, marketing and promotion (collectively, the "Services"). In consideration of providing the Services, the Company issued an Option to Merck KGaA to purchase up to 820,000 shares of Common Stock and an Option to Genpharm to purchase up to 351,040 shares of Common Stock.

  Options. The Options entitle Merck KGaA and Genpharm to purchase up to an aggregate of 1,171,040 Option Shares at an exercise price of $2.00 per share with one-third of the total Option Shares vesting annually commencing on June 30, 1999. The Options are exercisable at any time beginning on July 10, 2001, and will terminate, to the extent unexercised, on April 30, 2003. The Options contain provisions that protect the holder against dilution by adjustment of the exercise price and the number of Option Shares issuable upon exercise in certain events, such as stock dividends, stock splits, consolidation, merger, or sale of all or substantially all of the Company's assets. The holders of the Options do not have any rights as shareholders of the Company unless and until the Options have been exercised.

  Clal Sale Agreement. Pursuant to a letter agreement, dated March 25, 1998, between the Company, Merck KGaA and Clal (the "Clal Sale Agreement"), Clal sold to Lipha on June 30, 1998, 1,813,272 shares of Common Stock at a price of $2.00 per share. Merck KGaA also agreed to pay Clal, on June 30, 2000, an amount equal to the excess, if any, of the weighted average trading price of all trades in shares of Common Stock on The New York Stock Exchange during the 30 trading days preceding such date over $2.00, multiplied by 500,000. In addition, Clal has the right to cause Merck KGaA and/or the Company to purchase Clal's remaining 500,000 shares of Common Stock during the five-day period commencing July 5, 2001, in certain circumstances, at a price of $2.50 per share. If Clal does not exercise such right, then Merck KGaA and the Company have the right to cause Clal to sell its remaining shares in open market transactions and Merck KGaA and the Company will purchase from Clal all shares which have not been sold within 90 days. Clal has agreed, for the period ending on July 5, 2001, not to acquire or sell, directly or indirectly, any shares of Common Stock, other than pursuant to the Clal Sale Agreement, enter into any agreement with respect to the voting, holding or transferring of any shares of Common Stock or to propose or participate in any transactions involving the Company or recommend others to take any of such actions.

  Registration Rights Agreement. The Company granted to Lipha, Merck KGaA and Genpharm (collectively, the "Holders") certain registration rights under a registration rights agreement (the "Registration Rights Agreement"). None of the Shares, the Options or the Option Shares are registered under the Securities Act of 1933, as amended. The Holders are entitled to three demand registrations of the Shares, the Option Shares and the Clal Shares (the "Registrable Shares") and two additional demand registrations if the Options are exercised. In addition, the Company has granted to the Holders the right to register the Registrable Shares on each occasion that the Company registers shares of Common Stock, subject to certain limitations and exceptions. If the Company at any time registers shares of Common Stock for sale to the public, the Holders will agree not to sell publicly, make any short sale, grant any option for the purchase of or otherwise publicly dispose of shares of Common Stock during the same period during which directors and executive officers of the Company are similarly limited in selling the Company's securities up to 180 days after the effective date of the applicable registration statement.

  Development Agreement. The Company, IPR, and Generics entered into the Development Agreement, dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and had fulfilled their funding requirements through December 31, 1999. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

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

   10.12   Lease Agreement, dated as of January 1, 1993, between Par and
           Ramapo Corporate Park Associates. (14)
   10.13   Lease Extension and Modification Agreement, dated as of August 30,
           1997, between Par and Ramapo Corporate Park Associates. (4)
   10.14   Amended and Restated Distribution Agreement, dated as of July 28,
           1997, among Sano Corporation, the Registrant and Par.* (4)
   10.14.1 Amended and Restated Distribution Agreement, dated as of May 1,
           1998, among the Company, Par Pharmaceutical, Inc. and Sano
           Corporation.* (1)
   10.14.2 Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation, and Elan
           Corporation, plc.* (1)
   10.15   Mortgage and Security Agreement, dated May 4, 1994, between Urban
           National Bank and Par. (15)
   10.15.1 Mortgage Loan Note, dated May 4, 1994. (15)
   10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban
           National Bank. (15)
   10.16   1997 Directors Stock Option Plan. (1)
   10.17   Stock Purchase Agreement, dated March 25, 1995, between the
           Registrant and Clal Pharmaceutical Industries Ltd. (16)
   10.18   Amendment No. 1 to Stock Purchase Agreement, dated May 1, 1995, between the Registrant and Clal Pharmaceutical Industries Ltd.
           (16)
   10.19   Registration Rights Agreement, dated May 1, 1995, between the
           Registrant and Clal Pharmaceutical Industries Ltd. (16)
   10.21   Third Amendment to Stock Purchase Agreement, dated July 28, 1997, between the Registrant and Clal Pharmaceutical Industries Ltd. (4)
   10.22   Pledge Agreement, dated December 27, 1996, between Par and General
           Electric Capital Corporation. (17)
   10.23   Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (17)
   10.24   Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)
   10.25.1 First Amendment and Waiver to Loan and Security Agreement, dated
           May 22, 1997, between Par and General Electric Capital
           Corporation. (18)
   10.25.2 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital
           Corporation. (4)
   10.25.3 Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital
           Corporation. (19)
   10.25.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital
           Corporation, and the other parties named therein. (1)
   10.25.5 Fifth Amendment to Loan and Security Agreement, dated as of
           October 30, 1998, among the Company, General Electric Capital
           Corporation, and the other parties named therein. (21)
   10.25.6 Sixth Amendment to Loan and Security Agreement, dated as of
           February 2, 1999, among the Company, General Electric Capital
           Corporation, and the other parties named therein. (22)
   10.25.7 Seventh Amendment and Waiver to Loan and Security Agreement, dated as of August 13, 1999, among the Company, General Electric Capital
           Corporation, and the other parties named therein. (24)
   10.25.8 Eighth Amendment to Loan and Security Agreement, dated as of
           December 28, 1999, among the Company, General Electric Capital
           Corporation, and the other parties named therein.
   10.26   Stock Purchase Agreement, dated March 25, 1998, between the
           Company and Lipha Americas, Inc. (1)

   10.27  Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. * (1)
   10.28  Services Agreement, dated June 26, 1998, between the Company and
          Merck KGaA. (1)
   10.29  Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)
   10.30  Services Agreement, dated June 26, 1998, between the Company and
          Genpharm, Inc. (1)
   10.31  Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)
   10.32  Registration Rights Agreement, dated June 26, 1998, among the
          Company, Lipha Americas, Inc., Merck KGaA and Genpharm Inc. (1)
   10.33  Letter Agreement, dated March 25, 1998, among the Company and Merck
          KGaA and Clal Pharmaceutical Industries Ltd. (1)
   10.34  Manufacturing and Supply Agreement, dated April 30, 1997, between
          Par and BASF Corporation. (20)
   10.35  Development Agreement, dated as of August 11, 1998, among the
          Company, Generics (UK) Ltd., and Israel Pharmaceutical Resources
          L.P. (22)
   10.36  Agreement of Lease, dated as of March 17, 1999, between Par
          Pharmaceutical, Inc. and Halsey Drug Co., Inc. (23)
   10.37  Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. (23)
   10.38  Letter Agreement, dated as of January 21, 1999, between the
          Registrant and Genpharm, Inc. * (23).
   27     Financial Data Schedule.
   (a)(4) Reports on Form 8-K. During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.
--------
    (1)   Previously filed with the Commission as an exhibit to the
          Registrant's Report on Form 8-K dated June 30, 1998 and
          incorporated herein by reference.
    (2)   Previously filed with the Commission as an exhibit to the
          Registrant's Registration Statement on Form 8-B dated August 6,
          1991 and incorporated herein by reference.
    (3)   Previously filed with the Commission as an exhibit to Amendment No.
          1 on Form 8 to the Registrant's Registration Statement on Form 8-B
          filed on May 15, 1992 and incorporated herein by reference.
    (4)   Previously filed with the Commission as an exhibit to the
          Registrant's Annual Report on Form 10-K for 1997 and incorporated herein by reference.
    (5)   Previously filed with the Commission as an exhibit to the
          Registrant's Report on Form 8-K dated March 25, 1998 and
          incorporated herein by reference.
    (6)   Previously filed with the Commission as an exhibit to the
          Registrant's Proxy Statement dated August 10, 1992 and incorporated herein by reference.
    (7)   Previously filed with the Commission as an exhibit to the
          Registrant's Proxy Statement dated August 14, 1991 and incorporated herein by reference.
    (8)   Previously filed with the Commission as an exhibit to Par's Proxy
          Statement dated August 16, 1990 and incorporated herein by reference.
    (9)   Previously filed with the Commission as an exhibit to Par's
          Registration Statement on Form S-1 (Commission No. 2-86614) and
          incorporated herein by reference.
   (10)   Previously filed with the Commission as an Exhibit to Par's Annual
          Report on Form 10-K for 1990 and incorporated herein by reference.
   (11)   Previously filed with the Commission as an exhibit to Par's
          Registration Statement on Form S-1 (Commission No. 33-4533) and
          incorporated herein by reference.
   (12)   Previously filed with the Commission as an exhibit to the
          Registrant's Annual Report on Form 10-K (Commission File No. 1-
          10827) for 1991 and incorporated herein by reference.

   (13) Previously filed with the Commission as an exhibit to Par's Annual
        Report on Form 10-K for 1989 and incorporated herein by reference.
   (14) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference.
   (15) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        April 2, 1994 and incorporated herein by reference.
   (16) Previously filed with the Commission as an exhibit to the Registrant's Report on Form 8-K dated May 2, 1995 and incorporated herein by reference.
   (17) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        December 28, 1996 and incorporated herein by reference.
   (18) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
        28, 1997 and incorporated herein by reference.
   (19) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        March 28, 1998 and incorporated herein by reference.
   (20) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        March 29, 1997 and incorporated herein by reference.
   (21) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference.
   (22) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the transition period ended December 31, 1998 and incorporated herein by reference.
   (23) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        April 3, 1999 and incorporated herein by reference.
   (24) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        October 2, 1999 and incorporated herein by reference.

    *  Certain portions of Exhibits 10.14, 10.14.1, 10.14.2, 10.27 and 10.38
       have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000
                                          Pharmaceutical Resources, Inc.
                                           (Registrant)

                                                   /s/ Kenneth I. Sawyer
                                          By: _________________________________
                                             Kenneth I. Sawyer President and
                                           Chief Executive Officer (Principal
                                                   Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                               Title                 Date
              Signature

        /s/ Kenneth I. Sawyer          President, Chief         March 30, 2000
-------------------------------------   Executive Officer,
          Kenneth I. Sawyer             and Chairman of the
                                        Board of Directors

       /s/ Dennis J. O'Connor          Vice President,          March 30, 2000
-------------------------------------   Chief Financial
         Dennis J. O'Connor             Officer and
                                        Secretary
                                        (Principal
                                        Accounting and
                                        Financial Officer)

          /s/ Mark Auerbach            Director                 March 30, 2000
-------------------------------------
            Mark Auerbach

         /s/ Klaus H. Jander           Director                 March 30, 2000
-------------------------------------
           Klaus H. Jander

      /s/ Stephen A. Ollendorff        Director                 March 30, 2000
-------------------------------------
        Stephen A. Ollendorff

      /s/ Anthony S. Tabatznik         Director                 March 30, 2000
-------------------------------------
        Anthony S. Tabatznik

        /s/ J. Neil Tabatznik          Director                 March 30, 2000
-------------------------------------
          J. Neil Tabatznik

        /s/ Michael J. Urwin           Director                 March 30, 2000
-------------------------------------
          Michael J. Urwin



                        PHARMACEUTICAL RESOURCES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

           Filed with the Annual Report of the Company on Form 10-K

    For the Years Ended December 31, 1999, September 30, 1998 And 1997, and
                the Three-Month Period Ended December 31, 1998

                                                                     Page
                                                                     ----
Included in Part II:
  Report of Independent Public Accountants....................       F-2
  Consolidated Balance Sheets at December 31, 1999, December
   31, 1998 and September 30, 1998............................       F-3
  Consolidated Statements of Operations and Accumulated
   Deficit for the year ended December 31, 1999, the three-
   month period ended December 31, 1998 and for the years
   ended September 30, 1998 and September 30, 1997............       F-4
  Consolidated Statements of Cash Flows for the year ended
   December 31, 1999, the three-month period ended December
   31, 1998 and for the years ended September 30, 1998 and
   September 30, 1997.........................................       F-5
  Notes to Consolidated Financial Statements.................. F-6 through F-22
Included in Part IV:
  SCHEDULE:
    II Valuation and qualifying accounts......................       F-23

                               ----------------

  Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

  We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1999 and 1998 and September 30, 1998, and the related consolidated statements of operations and accumulated deficit and cash flows for each of the three years in the periods ended December 31, 1999, September 30, 1998 and 1997 and the three-month transition period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of December 31, 1999, December 31, 1998 and September 30, 1998, and the results of their operations and their cash flows for each of the three years in the periods ended December 31, 1999, September 30, 1998 and 1997, and the three-month transition period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          /s/ Arthur Andersen LLP

New York, New York
March 16, 2000

                         PHARMACEUTICAL RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                       December 31,  December 31,  September 30,
                                           1999          1998          1998
                                       ------------- -------------  ------------
                ASSETS
 Current assets:
   Cash and cash equivalents..........  $    222,000  $  6,424,000  $  9,793,000
   Accounts receivable, net of
    allowances of $2,559,000,
    $2,226,000 and $3,041,000.........    17,528,000    14,513,000    15,344,000
   Inventories........................    19,903,000    15,611,000    13,093,000
   Prepaid expenses and other current
    assets............................     4,140,000     2,597,000     3,949,000
                                        ------------  ------------  ------------
     Total current assets.............    41,793,000    39,145,000    42,179,000
 Property, plant and equipment, at
  cost less accumulated depreciation
  and amortization....................    22,681,000    22,789,000    24,283,000
 Deferred charges and other assets....     3,604,000     1,405,000     1,854,000
 Non-current deferred tax benefit,
  net.................................    14,608,000    14,608,000    14,608,000
                                        ------------  ------------  ------------
     Total Assets.....................  $ 82,686,000  $ 77,947,000  $ 82,924,000
                                        ============  ============  ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt..  $    238,000  $    225,000  $    267,000
   Short-term debt....................     4,398,000            --            --
   Accounts payable...................    12,718,000    10,411,000     8,786,000
   Accrued salaries and employee
    benefits..........................     1,507,000     1,705,000     2,010,000
   Accrued expenses and other current
    liabilities.......................     1,711,000     2,596,000     1,992,000
                                        ------------  ------------  ------------
     Total current liabilities........    20,572,000    14,937,000    13,055,000
 Long-term debt, less current
  portion.............................     1,075,000     1,102,000     1,143,000
 Accrued pension liability............       700,000       717,000       717,000
 Shareholders' equity:
   Common Stock, par value $.01 per
    share; authorized 90,000,000
    shares; issued and outstanding
    29,562,025, 29,322,659 and
    29,316,467 shares.................       296,000       293,000       293,000
   Additional paid in capital.........    89,003,000    88,036,000    87,972,000
   Accumulated deficit................   (28,694,000)  (26,920,000)  (20,038,000)
   Additional minimum liability
    related to defined benefit pension
    plan..............................      (266,000)     (218,000)     (218,000)
                                        ------------  ------------  ------------
     Total shareholders' equity.......    60,339,000    61,191,000    68,009,000
                                        ------------  ------------  ------------
     Total liabilities and
      shareholders' equity............  $ 82,686,000  $ 77,947,000  $ 82,924,000
                                        ============  ============  ============

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT

                                Three         Twelve        Twelve         Twelve
                             Months Ended  Months Ended  Months Ended   Months Ended
                             December 31,  December 31,  September 30,  September 30,
                                 1999          1998          1998           1997
                             ------------  ------------  -------------  -------------
Net sales..................  $ 80,315,000  $ 16,775,000  $ 59,705,000   $ 52,572,000
Cost of goods sold.........    64,140,000    17,105,000    56,135,000     49,740,000
                             ------------  ------------  ------------   ------------
    Gross margin...........    16,175,000      (330,000)    3,570,000      2,832,000
Operating expenses:
  Research and
   development.............     6,005,000     1,125,000     5,775,000      5,843,000
  Selling, general and
   administrative..........    12,787,000     3,611,000    12,090,000     11,861,000
  Asset
   impairment/restructuring
   charge..................           --      1,906,000     1,212,000            --
                             ------------  ------------  ------------   ------------
    Total operating
     expenses..............    18,792,000     6,642,000    19,077,000     17,704,000
                             ------------  ------------  ------------   ------------
    Operating loss.........    (2,617,000)   (6,972,000)  (15,507,000)   (14,872,000)
Other income, net..........       906,000         1,000     6,261,000      6,926,000
Interest (expense) income..       (63,000)       89,000      (382,000)      (545,000)
                             ------------  ------------  ------------   ------------
Loss before provision
 for income taxes..........    (1,774,000)   (6,882,000)   (9,628,000)    (8,491,000)
Provision for income
 taxes.....................           --            --            --         410,000
                             ------------  ------------  ------------   ------------
Net loss...................    (1,774,000)   (6,882,000)   (9,628,000)    (8,901,000)
Accumulated deficit,
 beginning of year.........   (26,920,000)  (20,038,000)  (10,410,000)    (1,509,000)
                             ------------  ------------  ------------   ------------
Accumulated deficit, end of
 year......................  $(28,694,000) $(26,920,000) $(20,038,000)  $(10,410,000)
                             ============  ============  ============   ============
Basic and diluted net loss
 per share of common
 stock.....................         $(.06)        $(.23)        $(.45)         $(.48)
                             ============  ============  ============   ============
Weighted average number of
 common and common
 equivalent shares
 outstanding...............    29,461,081    29,319,918    21,521,372     18,681,017
                             ============  ============  ============   ============


        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Twelve        Three         Twelve        Twelve
                              Months Ended  Months Ended  Months Ended  Months Ended
                              December 31,  December 31,   September     September
                                  1999          1998        30, 1998      30, 1997
                              ------------  ------------  ------------  ------------
Cash flows from operating
 activities:
  Net loss................... $(1,774,000)  $(6,882,000)  $(9,628,000)  $(8,901,000)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization............   2,370,000        680,000    2,712,000     2,758,000
    Write-off of
     inventories.............   1,157,000      1,478,000    2,229,000     1,630,000
    Allowances against
     accounts receivable.....     333,000       (815,000)     579,000       803,000
    Asset
     impairment/restructuring
     charge..................         --       1,906,000    1,212,000           --
    Gain on sale of
     investments.............         --             --           --     (2,880,000)
    Joint venture research
     and development.........         --             --           --        773,000
    Other....................     221,000         54,000      112,000      (100,000)
  Changes in assets and
   liabilities:
    (Increase) decrease in
     accounts receivable.....  (3,348,000)     1,646,000   (4,509,000)   (4,572,000)
    (Increase) decrease in
     inventories.............  (5,449,000)    (3,996,000)  (2,083,000)    4,483,000
    (Increase) decrease in
     prepaid expenses and
     other assets............  (3,742,000)     1,801,000     (549,000)      533,000
    Increase in accounts
     payable.................   2,307,000      1,625,000    3,666,000       732,000
    (Decrease) increase in
     accrued expenses and
     other liabilities.......  (1,148,000)      (579,000)   1,039,000    (1,467,000)
                              -----------   ------------  -----------   -----------
  Net cash used in operating
   activities................  (9,073,000)    (3,082,000)  (5,220,000)   (6,208,000)
Cash flows from investing
 activities:
  Capital expenditures.......  (2,352,000)      (214,000)  (1,260,000)   (1,049,000)
  Proceeds from sale of fixed
   assets....................     127,000            --       117,000       477,000
  Decrease in marketable
   securities................         --             --           --      6,570,000
  Acquisition of businesses
   net of cash acquired......         --             --           --       (311,000)
  Decrease in temporary
   investments...............         --             --           --        143,000
                              -----------   ------------  -----------   -----------
    Net cash (used in)
     provided by investing
     activities..............  (2,225,000)      (214,000)  (1,143,000)    5,830,000
Cash flows from financing
 activities:
  Proceeds from issuances of
   Common Stock..............     712,000         10,000   20,481,000        72,000
  Net (payments) proceeds
   from revolving credit line
   and proceeds from issuance
   of other debt.............   4,652,000            --    (3,604,000)    3,947,000
  Principal payments under
   long-term debt and other
   borrowings................    (268,000)       (83,000)    (902,000)   (3,759,000)
                              -----------   ------------  -----------   -----------
    Net cash provided by
     (used in) financing
     activities..............   5,096,000        (73,000)  15,975,000       260,000
Net (decrease) increase in
 cash and cash equivalents...  (6,202,000)    (3,369,000)   9,612,000      (118,000)
Cash and cash equivalents at
 beginning of year...........   6,424,000      9,793,000      181,000       299,000
                              -----------   ------------  -----------   -----------
Cash and cash equivalents at
 end of year................. $   222,000   $  6,424,000  $ 9,793,000   $   181,000
                              ===========   ============  ===========   ===========
Supplemental disclosure of
 cash flow information
Non-cash investing
 activities:
  Assets assumed in the
   acquisition of business...         --             --           --    $ 4,233,000
  Liabilities assumed in the
   acquisition of business...         --             --           --        240,000

        The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

  Pharmaceutical Resources, Inc. ("PRI") operates in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally sold in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes products in the semi-solid form of a cream and reconstituted suspensions/solutions.

Summary of Significant Accounting Policies:

 Principles of Consolidation:

  The consolidated financial statements include the accounts of PRI and its wholly-owned subsidiaries, of which Par Pharmaceutical, Inc. ("Par") is its principal operating subsidiary. References herein to the "Company" refer to PRI and its subsidiaries. In August 1997, the Company purchased the 51% ownership interest of Clal Pharmaceutical Industries Ltd. ("Clal") in a research and development joint venture, located in Israel, in which PRI had previously owned 49%. Prior to acquisition the investment in the joint venture was accounted for by the equity method.

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

 Accounting Period:

  In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, the most recent year reported in this Form 10-K began on January 1, 1999 and ended on December 31, 1999 ("fiscal year 1999") as well as the three-month period ended December 31, 1998 ("transition period"). Comparative results in this Form 10-K include amounts from the twelve-month fiscal periods ended September 30, 1998 ("fiscal year 1998") and September 30, 1997 ("fiscal year 1997").

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

                        PHARMACEUTICAL RESOURCES, INC.

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

  Outstanding options and warrants of 288,500, 469,700, and 3,597,307 as of December 31, 1999 and September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,092,967, 627,318 and 49,091 as of December 31, 1999 and September 30,
1998 and 1997, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

  Outstanding options and warrants of 514,700 as of December 31, 1998 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the period. In addition, incremental shares from assumed conversions of 756,290 as of December 31, 1998 were excluded from diluted earnings per share because they were anti-dilutive.

 Cash Equivalents:

  For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less when purchased to be cash equivalents. At December 31, 1999, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

 Fair Value of Financial Instruments:

  The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities and debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

 Concentration of Credit Risk:

  Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, retail drug store chains, distributors and

                        PHARMACEUTICAL RESOURCES, INC.

repackagers. The risk associated with this concentration is believed by the Company to be limited due to the number of wholesalers, drug store chains, distributors and repackagers and, their geographic dispersion and the performance of certain credit evaluation procedures (see "Accounts Receivable-Major Customers").

 New Accounting Standards:

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. There was no impact on the financial statements as a result of the adoption of SFAS 130 in fiscal year 1999 and the transition period, respectively.

  In June 1998, the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the adoption of SFAS 133 on its financial position and results of operations.

Acquisition of Joint Venture:

  In May 1995, the Company and Clal formed a limited partnership located in Israel and organized under the laws of the State of Israel, to develop, manufacture and distribute generic pharmaceutical products worldwide. In August 1997, the Company acquired Clal's 51% ownership interest in the joint venture in which PRI previously had owned 49%. The prior joint venture entity was renamed Israel Pharmaceutical Resources L.P. ("IPR"). The Company, through one of its subsidiaries, acquired Clal's ownership interest for $447,000 in cash obtained from the sale of its holdings in Fine-Tech Ltd. an Israeli pharmaceutical research and development company in which Clal had a significant ownership interest, and a non-recourse secured promissory note for $1,500,000 which was due in January 2003. In addition, the Company and Clal agreed to modify certain terms of Clal's prior investment in the Company, including the surrender by Clal of warrants to purchase approximately 2,005,000 shares of Common Stock of the Company in exchange for the issuance to Clal of 186,000 shares of the Company's Common Stock for nominal consideration.

  IPR's assets included cash, equipment, formulation and research on products under development, all future rights to potential revenues and profits and all international marketing and distribution rights of products developed by IPR. The estimated fair market value of the assets and liabilities of IPR at acquisition were as follows (in thousands):

   Assets:
     Cash and cash equivalents..........................................  $ 407
     Current assets.....................................................     79
                                                                          -----
                                                                            486
     Property, plant and equipment (net)................................  4,154
   Liabilities:
     Accounts payable and accrued expenses..............................  $ 225
     Long term liability................................................     15

  In August 1998, the Company prepaid the non-recourse secured promissory note owed to Clal at a discounted principal amount of $600,000 plus unpaid interest. The estimated fair market value of the assets and liabilities of IPR at such time exceeded the purchase price. In fiscal year 1998, a final purchase price allocation was recorded which reduced the assigned value of the property, plant and equipment by $727,000.

                        PHARMACEUTICAL RESOURCES, INC.

Accounts Receivable:

                                       December 31, December 31, September 30,
                                           1999         1998         1998
                                       ------------ ------------ -------------
                                                   (In Thousands)
   Accounts receivable................   $20,087      $16,739       $18,385
                                         -------      -------       -------
   Allowances:
     Doubtful accounts................       773          759           735
     Returns and allowances...........     1,001          431           759
     Price adjustments................       785        1,036         1,547
                                         -------      -------       -------
                                           2,559        2,226         3,041
                                         -------      -------       -------
   Accounts receivable, net of
    allowances........................   $17,528      $14,513       $15,344
                                         =======      =======       =======

  The accounts receivable amounts are net of provisions for customer rebates and chargebacks. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Chargebacks are price adjustments generated from the differential between the invoice or list price and a separate price agreed to in a contract with a customer. In fiscal year 1997, the Company began to expand the number of contracts with drug wholesalers as distribution channels constricted which resulted in lower pricing and decreased margins on certain products. Beginning in the latter part of 1998 and continuing in 1999, the pricing environment for certain products in the generic drug market became more favorable to the Company.

  Price adjustments include provisions for cash discounts, sales promotions, introductory price protection and shelf stock adjustments. When introducing a new product, customers receive price protection during the introductory period, generally one to three months, where price competition is a factor in placing the product with that customer. The practice is customary in the industry when several manufacturers attempt to capture significant market share on a new product. A shelf stock adjustment occurs when there is a reduction in the invoice or list price of a product and the Company provides an allowance on the customer's existing inventory for the difference between the old and new invoice prices.

                        PHARMACEUTICAL RESOURCES, INC.

 Major Customers:

  Three of the Company's customers accounted for approximately 15%, 11% and 9% of net sales in fiscal year 1999, 11%, 13% and 12% of net sales in fiscal year 1998 and 10%, 11% and 16% of net sales in fiscal year 1997. The same three customers accounted for 15%, 8% and 15% of net sales in the transition period.

  At December 31, 1999, amounts due from these same three customers accounted for approximately 20%, 1% and 8% of the net accounts receivable balance. The amounts due from these same three customers accounted for approximately 21%, 9% and 18% of the net accounts receivable balance at December 31, 1998 and 19%, 18% and 11% of the net accounts receivable balance at September 30, 1998. An additional customer accounted for approximately 22% of the net accounts receivable balance at December 31, 1999 and approximately 7% of net sales in fiscal year 1999.

Inventories:

                            December 31, December 31, September 30,
                                1999         1998         1998
                            ------------ ------------ -------------
                                        (In Thousands)
   Raw materials and
    supplies...............   $ 7,531      $ 4,769       $ 5,330
   Work in process and
    finished goods.........    12,372       10,842         7,763
                              -------      -------       -------
                              $19,903      $15,611       $13,093
                              =======      =======       =======

Property, Plant and Equipment:

                                        December 31, December 31, September 30,
                                            1999         1998         1998
                                        ------------ ------------ -------------
                                                    (In Thousands)
   Land...............................    $ 2,231      $ 2,231       $ 2,231
   Buildings..........................     18,579       18,400        18,555
   Machinery and equipment............     19,507       18,352        18,339
   Office equipment, furniture and
    fixtures..........................      4,766        4,452         4,318
   Leasehold improvements.............      2,605        2,372         2,454
                                          -------      -------       -------
                                           47,688       45,807        45,897
   Less accumulated depreciation and
    amortization......................     25,007       23,018        21,614
                                          -------      -------       -------
                                          $22,681      $22,789       $24,283
                                          =======      =======       =======

  The Company recorded a write-down of approximately $1,200,000 in the transition period for the impairment of assets related to discontinuing or outsourcing products previously manufactured at its Spring Valley and Upper Saddle River facilities.

  The Company recorded a write-down of $1,212,000 in fiscal year 1998 for asset impairment of its facility located in Congers, New York (the "Congers Facility") as a result of outsourcing the manufacture of the products from such facility. The reserve is based on the difference between the appraised value of the property less the net book value at September 30, 1998.

                        PHARMACEUTICAL RESOURCES, INC.

Deferred Charges and Other Assets:

                                       December 31, December 31, September 30,
                                           1999         1998         1998
                                       ------------ ------------ -------------
                                                   (In Thousands)
   Profit sharing agreement...........    $2,500          --           --
   Defined benefit pension............       435       $  499       $  499
   Cash surrender value of officer
    life insurance....................       290          280          283
   Employee loans and advances........       199          322          356
   Security deposit for leases........        33           36           58
   Product license fees...............        15          260          400
   Other..............................       132            8          258
                                          ------       ------       ------
                                          $3,604       $1,405       $1,854
                                          ======       ======       ======

  In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, pursuant to which the Company is to receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for the non-refundable fee of $2,500,000 paid by the Company. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA (see "--Distribution and Supply Agreements--Genpharm, Inc."). The charge recorded pursuant to the Genpharm Profit Sharing Agreement will be amortized over a projected revenue stream from the products when launched by the third party.

Strategic Alliance:

  On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998 (the "Stock Purchase Agreement"), Merck KGaA, through its subsidiary Lipha Americas, Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "--Distribution and Supply Agreements--Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal, PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase an additional 500,000 shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

  The Company, IPR, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics

                        PHARMACEUTICAL RESOURCES, INC.

paid the Company an initial fee of $600,000 in August 1998 and had fulfilled their funding requirements through December 31, 1999. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

Lease Agreement:

  On March 17, 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases are less than $1,150,000 worth of the products during the initial eighteen months of the Halsey Supply Agreement, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "-- Distribution and Supply Agreements--Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

 Halsey Drug Co., Inc.:

  On March 17, 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility prior to the Agreement. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 of Halsey products during the initial 18 months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency of products purchased under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

 Genpharm, Inc.:

  The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, ten of such products have obtained U.S. Food and Drug Administration ("FDA") approval and are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

                        PHARMACEUTICAL RESOURCES, INC.

 BASF Corporation:

  In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par has agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods until December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company met the minimum purchase requirements for fiscal year 1999.

 Elan Corporation:

  On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan ended on May 31, 1999. The Company paid Elan a percentage of gross profits from the sale of the nicotine patch through the termination date. In exchange for relinquishing long-term distribution rights to the nicotine patch and a nitroglycerin patch, the Company received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of 1999. In fiscal year 1999, Elan began to pay the Company a perpetual royalty, pursuant to the Termination Agreement, on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel. The Company began selling Elan's nicotine patch in January 1998.

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

  Pursuant to the Termination Agreement and amendments to the distribution agreement with Elan, the Company recorded other income of $6,100,000 and $3,900,000 in fiscal years 1998 and 1997, respectively. Through September 30, 1998, the Company had advanced Elan $7,629,000 as funding for the research and development of the generic transdermal products which the Company expensed in the periods they were paid.

Short-Term Debt:

  In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"), which was further amended in December 1999, that provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, as amended, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over

                        PHARMACEUTICAL RESOURCES, INC.

which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In August 1999, GECC waived certain events of default related to the earnings before interest and taxes financial covenant and amended the financial covenants of Par. As of December 31,1999, the borrowing base was approximately $11,700,000 and $4,398,000 was outstanding under the line of credit.

Long-Term Debt:

                                         December 31, December 31, September 30,
                                             1999         1998         1998
                                         ------------ ------------ -------------
                                                     (In Thousands)
   Term loans (a).......................    $  960       $1,033       $1,050
   Other (b)............................       353          294          360
                                            ------       ------       ------
                                             1,313        1,327        1,410
   Less current portion.................       238          225          267
                                            ------       ------       ------
                                            $1,075       $1,102       $1,143
                                            ======       ======       ======

--------
(a) Mortgage loan with a fixed rate of 8.5% through May 1999 and thereafter at Prime Rate plus 1.75% paid in monthly installments until May 2001 when the remaining balance of $877,000 becomes due.
(b) Includes primarily amounts due under capital leases for computer equipment.

  At December 31, 1999, the Company's long-term debt, including the current portion, of $1,313,000 consisted primarily of a mortgage loan, secured by certain real property of the Company and outstanding balances under capital leases for computer equipment. All of the Company's long-term debt, including the portion classified as current, will mature during the next three years as follows: $238,000 in 2000, $1,045,000 in 2001 and $30,000 in 2002.

  During fiscal years 1999, 1998 and 1997, the Company incurred total interest expense of $63,000, $382,000, and $545,000, respectively. Interest paid approximated interest expense in each of the years. During the transition period, the Company recorded interest income of $89,000.

Shareholders' Equity:

 Preferred Stock:

  In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion, and other rights as the Board of Directors may determine at the time of issuance. At December 31, 1999, the Company had no preferred stock issued and outstanding.

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

 Dividend:

  The Company did not pay any dividend on Common Stock in fiscal years 1999, 1998 and 1997, or the transition period.

                        PHARMACEUTICAL RESOURCES, INC.

 Changes in Shareholders' Equity:

  Changes in the Company's Common Stock and Additional Paid in Capital accounts during fiscal years 1999, 1998 and 1997, and the transition period were as follows:

                                                                    Additional
                                                   Common Stock       Paid In
                                                  Shares    Amount    Capital
                                                ---------- -------- -----------
   Balance, September 30, 1997................. 18,874,216  189,000 $67,520,000
     Investment shares issued.................. 10,400,000  104,000  20,274,000
     Issuance of stock options.................        --       --       75,000
     Exercise of stock options.................     21,696      --       48,000
     Compensatory arrangements.................     20,555      --       55,000
                                                ---------- -------- -----------
   Balance, September 30, 1998................. 29,316,467  293,000  87,972,000
     Investment shares issued..................        --       --      (10,000)
     Issuance of stock options.................        --       --       54,000
     Exercise of stock options.................        333      --        1,000
     Compensatory arrangements.................      5,859      --       19,000
                                                ---------- -------- -----------
   Balance, December 31, 1998.................. 29,322,659  293,000  88,036,000
     Issuance of stock options.................        --       --      258,000
     Exercise of stock options.................    221,759    3,000     617,000
     Compensatory arrangements.................     17,607      --       92,000
                                                ---------- -------- -----------
   Balance, December 31, 1999.................. 29,562,025 $296,000 $89,003,000
                                                ========== ======== ===========

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

 Employee Stock Purchase Program:

  The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% from the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 17,607, 20,555 and 26,347 shares during fiscal years 1999, 1998 and 1997, respectively and 5,859 shares during the transition period. At December 31, 1999, 846,923 shares remain available for sale under the Program.

                        PHARMACEUTICAL RESOURCES, INC.

 Stock Options:

  The following is a summary of stock option activity in each of the periods as follows:

                                 Twelve                    Three                      Twelve                     Twelve
                              Months Ended              Months Ended               Months Ended               Months Ended
                              December 31,              December 31,              September 30,               September 30,
                                  1999                      1998                       1998                       1997
                        ------------------------- ------------------------- --------------------------- --------------------------
                                     Price Per                 Price Per                   Price Per                  Price Per
                         Shares        Share       Shares        Share        Shares         Share       Shares         Share
                        ---------  -------------- ---------  -------------- ----------  --------------- ---------  ---------------
Outstanding at
 beginning of
 period.........        1,921,635  $1.50 to $8.63 1,764,436  $1.50 to $8.63  1,751,400  $2.13 to $10.63 2,013,750  $3.13 to $13.88
Granted.........          202,300  $4.81 to $7.56   180,000  $2.38 to $3.94  1,479,900  $ 1.50 to $4.94   313,900  $ 2.13 to $3.38
Exercised.......         (221,759) $1.50 to $4.94      (333)          $2.13    (21,696) $ 2.13 to $2.25       --               --
Canceled/Surrendered..   (135,686) $1.50 to $8.63   (22,468) $1.50 to $2.44 (1,445,168) $1.50 to $10.13  (576,250) $6.25 to $13.88
                        ---------                 ---------                 ----------                  ---------
Outstanding at
 end of period..        1,766,490  $1.50 to $7.88 1,921,635  $1.50 to $8.63  1,764,436  $ 1.50 to $8.63 1,751,400  $2.13 to $10.63
                        =========                 =========                 ==========                  =========

  At December 31, 1999, September 30, 1998 and 1997 and December 31, 1998 exercisable options amounted to 337,132, 165,612, 1,388,333 and 166,067, respectively. The weighted average exercise price of the options for these respective periods is $3.85, $4.84, $8.69 and $4.86. Exercise price ranges and additional information regarding the 1,766,490 options outstanding at December 31, 1999 are as follows:

         Exercise          Number         Weighted Average       Weighted Average
       Price Range       of Options        Exercise Price         Remaining Life
       -----------       ----------       ----------------       ----------------
      $1.50 to $3.94     1,472,490             $2.21                3.7 years
      $4.81 to $5.94       149,500             $5.25                4.4 years
      $6.88 to $7.88       144,500             $7.55                3.7 years

  In fiscal year 1998, the Company's shareholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors Plan") through which options are granted to non-employee directors of the Company. The 1997 Directors Plan became effective October 28, 1997 and will continue thereafter until October 28, 2007, unless terminated sooner. Options granted under this Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors Plan is ten years. The Company has reserved 500,000 shares of Common Stock for issuance under the 1997 Directors Plan. In connection with the adoption of the 1997 Directors Plan, the 1995 Directors' Stock Option Plan was terminated.

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

  Under the 1989 Directors' Stock Option Plan (the "Directors' Plan"), options were granted to directors of the Company who are not employees of the Company or are otherwise ineligible to receive options under any other plan adopted by the Company. The Company had reserved 550,000 shares of Common Stock for issuance under the Directors' Plan. The maximum term of an option under the Directors' Plan is ten years. Options vest in full on the first anniversary after the date of grant, provided that the eligible director has not voluntarily resigned, or been removed "for cause", as a member of the Board on or prior to the first anniversary of the date of grant. Certain current and former non-employee directors surrendered for cancellation options granted under the Directors' Plan for an equal number of options under the 1997 Directors Plan. The Company may not grant further options under the Directors' Plan, which terminated in November 1999.

                        PHARMACEUTICAL RESOURCES, INC.

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

  Under all the stock options plans, the stock option exercise price equaled the market price on the date of grant. At December 31, 1999, December 31, 1998 and September 30, 1998, options for 796,972, 898,586 and 1,056,118 shares, respectively, were available for future grant under the various stock option plans.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted the disclosure provisions of SFAS 123 in 1997, but opted to remain under the expense recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock option plans. Had compensation expense for stock options granted under the Plans above been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with SFAS 123, the Company's net loss for each of the periods would have increased to the pro forma amounts shown below:

                               Twelve       Three        Twelve       Twelve
                            Months Ended Months Ended Months Ended Months Ended
                            December 31, December 31,  September    September
                                1999         1998       30, 1998     30, 1997
                            ------------ ------------ ------------ ------------
                                              (In Thousands)
   Net loss:
     As reported...........  $  (1,774)   $  (6,882)   $  (9,628)   $  (8,901)
     Pro forma.............  $  (2,590)   $  (7,013)   $ (10,019)   $  (9,076)
   Net loss per share:
     As reported...........  $    (.06)   $    (.23)   $    (.45)   $    (.48)
     Pro forma.............  $    (.09)   $    (.24)   $    (.47)   $    (.49)

  The weighted average fair value of options granted in each of the periods was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                               Twelve       Three        Twelve       Twelve
                            Months Ended Months Ended Months Ended Months Ended
                            December 31, December 31,  September    September
                                1999         1998       30, 1998     30, 1997
                            ------------ ------------ ------------ ------------
   Risk free interest
    rate...................     5.6%         4.5%         5.3%         6.3%
   Expected term...........  4.0 years    4.0 years    4.0 years    5.0 years
   Expected volatility.....     74.6%        74.6%        63.0%        64.1%

  No dividend will be paid for the entire term of the option. The weighted-average fair value of options granted in year 1999, fiscal 1998 and 1997, and the transition period were $3.72, $1.24, $2.14 and $1.78, respectively.

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

                        PHARMACEUTICAL RESOURCES, INC.

loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000 which were reflected as the cumulative effect of a change in accounting principle in fiscal year 1994.


  Based on the Company's recent performance and the uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company. The Company did not recognize a benefit for its operating losses in fiscal years 1999, 1998 and 1997, or the transition period. Based on recent developments, including the equity investment by Merck KGaA, the Supply Agreement with BASF, cost reductions and process improvements, and a commitment to research and development of new products, management believes that its valuation allowance is adequate. However, there can be no assurance that the Company will generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. At December 31, 1999, the Company had NOL carryforwards for tax purposes of approximately $69,300,000 that expire 2005 through 2019.

  The Company incurred income tax expense of $410,000 in the first quarter of fiscal year 1997 due to interest relating to a settlement with the Internal Revenue Service in fiscal year 1995 for the disallowance of tax credits taken by the Company in prior periods with respect to certain research and development costs.

  The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

Deferred tax asset, net:

                                       December 31, December 31, September 30,
                                           1999         1998         1998
                                       ------------ ------------ -------------
                                                   (In Thousands)
   Deferred assets:
     Federal NOL carryforwards........   $23,553      $23,390       $21,588
     State NOL carryforwards..........     2,592        2,765         2,447
     Accounts receivable..............     3,331        1,924         2,171
     Accrued expenses.................       224          484           254
     Asset impairment reserve.........       702          896           485
     Research and development
      expenses........................       387          387           387
     Inventory........................       596          773           543
     Other............................       828          856           856
                                         -------      -------       -------
                                          32,213       31,475        28,731
   Valuation allowance................   (15,906)     (15,139)      (12,388)
                                         -------      -------       -------
                                          16,307       16,336        16,343
   Deferred liabilities:
     Fixed assets.....................     1,699        1,728         1,735
                                         -------      -------       -------
   Net deferred tax asset.............   $14,608      $14,608       $14,608
                                         =======      =======       =======

  Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of SFAS 109 and $434,000 was credited in fiscal year 1995. Valuation allowances were recorded in fiscal years 1999 and 1998 for an additional $289,000 and $11,000, respectively, related to stock option compensation which will be credited to equity upon utilization of tax carryforwards.

                        PHARMACEUTICAL RESOURCES, INC.

  The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods as follows:

                               Twelve       Three        Twelve       Twelve
                            Months Ended Months Ended Months Ended Months Ended
                            December 31, December 31,  September    September
                                1999         1998       30, 1998     30, 1997
                            ------------ ------------ ------------ ------------
   Federal statutory tax
    rate...................     (34%)        (34%)        (34%)        (34%)
   State tax--net..........      (3%)         (6%)         (6%)         (6%)
   Increase in valuation
    reserve for
    unrecognized NOL
    carryforwards..........      37%          40%          40%          40%
   Interest on IRS
    settlement--net........     --           --           --             5%
                                ---          ---          ---          ---
   Effective tax rate......     --           --           --             5%
                                ===          ===          ===          ===


Commitments, Contingencies and Other Matters:

 Leases:

  At December 31, 1999, the Company had minimum rental commitments aggregating $2,628,000 under noncancelable operating leases expiring through 2005. Amounts payable thereunder are $633,000 in 2000, $532,000 in 2001, $491,000 in 2002,
$463,000 in 2003, $463,000 in 2004, and $46,000 thereafter. Rent expense charged to operations in fiscal years 1999, 1998 and 1997, and the transition period was $609,000, $732,000, $932,000, and $171,000, respectively.

 Retirement Plans:

  The Company has a defined contribution social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan were no longer entitled to any employer contributions under such plan in 1996 and subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 12% of pay to this Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. The Company's provisions for these plans and the defined benefit plan discussed below were $264,000 in fiscal year 1999, $336,000 in fiscal year 1998 and $344,000 (adjusted for $22,000 in forfeitures). The Company provided $63,000 for these Plans during the transition period. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

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

                        PHARMACEUTICAL RESOURCES, INC.

  Net pension expense for fiscal years 1999, 1998 and 1997 included the components in the table below. The amounts related to the transition period were recorded in the second quarter of year 1999.

                                Twelve       Three        Twelve        Twelve
                             Months Ended Months Ended Months Ended  Months Ended
                             December 31, December 31, September 30, September 30,
                                 1999         1998         1998          1997
                             ------------ ------------ ------------- -------------
                                                (In Thousands)
   Interest cost...........      $120         $31          $128          $135
   Actual return on
    assets.................        (1)          7          (188)         (167)
   Recognized actuarial
    loss...................         8         --            --            --
   Net amortization and
    deferral:
     Asset (loss) gain.....      (115)        (37)           77            58
     Amortization of
      initial unrecognized
      transition
      obligation...........        51          13            51            51
                                 ----         ---          ----          ----
     Net pension expense...      $ 63         $14          $ 68          $ 77
                                 ====         ===          ====          ====

  For fiscal year 1999 and the transition period, the discount rate used to measure the projected benefit obligation for the Pension Plan was 6.50% and 5.25%, respectively, and the assumed long-term rate of return on Plan assets was 7.00% for each period.

  The Pension Plan's funded status for each of the periods is included in the table below. The amounts for the periods ended December 31, 1999 and September 30, 1998 are recorded on the Company' consolidated balance sheets at those respective dates. The Pension Plan's funded status for December 31, 1998 was reflected on the consolidated balance sheet in the second quarter of fiscal year 1999.

                                       December 31, December 31, September 30,
                                           1999         1998         1998
                                       ------------ ------------ -------------
                                                   (In Thousands)
   Vested benefit obligations.........    $2,081       $2,341       $2,209
                                          ======       ======       ======
   Accumulated benefit obligations....    $2,081       $2,341       $2,209
                                          ======       ======       ======
   Projected benefit obligations......    $2,081       $2,341       $2,209
   Market value of assets.............     1,593        1,700        1,739
                                          ------       ------       ------
   Projected benefit obligation in
    excess of market value............      (488)        (641)        (470)
   Unrecognized net obligation........       434          486          499
   Unrecognized net loss..............       266          388          218
   Adjustment for minimum liability...      (700)        (874)        (717)
                                          ------       ------       ------
   Net recorded pension liability.....    $ (488)      $ (641)      $ (470)
                                          ======       ======       ======

  In accordance with SFAS 87, the Company has recorded an additional minimum pension liability for under funded plans of $700,000, $874,000 and $717,000 for fiscal year 1999, the transition period and fiscal year 1998, respectively, representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of December 31, 1999, $266,000 of the excess minimum pension liability resulted in a charge to equity as compared to $388,000 as of December 31, 1998 and $218,000 as of September 30, 1998. For the transition period, the additional minimum pension liability and charge to equity were recorded in the second quarter of fiscal year 1999.

                        PHARMACEUTICAL RESOURCES, INC.

Legal Proceedings:

  Par has filed with the FDA an abbreviated new drug application ("ANDA") for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expires September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

  The Company is involved in certain other litigation matters, including certain product liability actions and actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend these actions vigorously. In fiscal year 1999, the Company settled an action by a former officer for, among other things, breach of contract that did not have a material effect on the results for fiscal year 1999.

 Asset Impairment

  In fiscal year 1999, the Company has discontinued the sale of certain unprofitable products, outsourced the production of other products, and reduced the work force and certain related operating expenses as part of previously announced measures to reduce costs and increase operating efficiencies. These measures resulted in a charge of approximately $1,200,000 in the transition period for write-downs related to the impairment of assets affected by discontinuing or outsourcing products.

  The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of most of the products from such facility. The charge is based of the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

 Restructuring and Cost Reductions:

  During the transition period, the Company recorded a charge of approximately $706,000 for severance payments and other employee termination benefits. In fiscal year 1999, the Company terminated approximately 50 employees, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses following the discontinuing or outsourcing of products previously manufactured by the Company. Additionally, the Company established inventory reserves for discontinued products of $630,000 that was recorded as part of cost of goods sold in the transition period. At December 31, 1999, the remaining provisions for the severance payments and other employee termination benefits and discontinued products inventory amounted to $58,000 and $128,000, respectively. The Company expects the remaining reserves to be sufficient and fully utilized.

  Primarily as a result of the Supply Agreement, the Company reduced its work force during the third quarter of fiscal year 1997 by approximately 45 employees, primarily in manufacturing functions and a smaller number

                        PHARMACEUTICAL RESOURCES, INC.

in administrative and product development positions (see "--Distribution Agreements-BASF Corporation"). The work force reduction included a layoff of employees at the end of June 1997 and the elimination of positions then open. The Company established a provision for the work force reduction of $280,000 and subsequent charges are included in the fiscal year 1997 operating results. The charge included provisions of $231,000 for severance pay, employee benefits and out placement services and $49,000 in legal fees. The amount of actual termination benefits paid approximated the original provision. In an effort to improve results, the Company began implementing these restructuring measures, including work force reductions, changes in senior management, and a reorganization of certain existing personnel, during the fourth quarter of fiscal year 1996

 Other Matters:

  During fiscal year 1999, four of the Company's products accounted for approximately 47% of its net sales compared to 63%, 56% and 55%, respectively, of net sales for the same four products in fiscal years 1998, 1997 and the transition period. One such product, the transdermal nicotine patch whose product rights have been sold effective May 31, 1999, was not sold in fiscal year 1997. The transdermal nicotine patch accounted for approximately 5% of net sales in both fiscal years 1999 and 1998, 10% of net sales in the transition period and a significant portion of the gross margin in those respective periods.

                                                                     SCHEDULE II

                         PHARMACEUTICAL RESOURCES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

        Column A            Column B      Column C      Column D      Column E
                           Balance at    Additions                    Balance
                           beginning  charged to costs               at end of
       Description         of period    and expenses   Deductions      period
       -----------         ---------- ---------------- ----------    ----------
Allowance for doubtful
 accounts:
  Year ended December 31,
   1999..................  $  759,000    $   39,000    $   25,000(a) $  773,000
  Three months ended
   December 31, 1998.....  $  735,000    $   24,000           --     $  759,000
  Year ended September
   30, 1998..............  $  685,000    $   50,000           --     $  735,000
  Year ended September
   30, 1997..............  $  694,000    $    3,000    $   12,000(a) $  685,000
Allowance for returns and
 price adjustments:
  Year ended December 31,
   1999..................  $1,467,000    $7,857,000    $7,538,000(b) $1,786,000
  Three months ended
   December 31, 1998.....  $2,306,000    $1,255,000    $2,094,000(b) $1,467,000
  Year ended September
   30, 1998..............  $1,777,000    $4,661,000    $4,132,000(b) $2,306,000
  Year ended September
   30, 1997..............  $  965,000    $5,019,000    $4,207,000(b) $1,777,000

--------
(a) Write-off of uncollectible accounts.
(b) Returns and allowances charged against allowance provided therefor.

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

10.25.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (1)

10.25.5 Fifth Amendment to Loan and Security Agreement, dated as of October 30, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (21)

10.25.6 Sixth Amendment to Loan and Security Agreement, dated as of February 2, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein. (22)

10.25.7 Seventh Amendment and Waiver to Loan and Security Agreement, dated as of August 13, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein. (24)

10.25.8 Eighth Amendment to Loan and Security Agreement, dated as of December 28, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein.

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

10.31 Stock Option Agreement, dated June 26, 1998, between the Company and Merck KGaA. (1)

10.32 Registration Rights Agreement, dated June 26, 1998, among the Company, Lipha Americas, Inc., Merck KGaA and Genpharm Inc. (1)

10.33 Letter Agreement, dated March 25, 1998, among the Company and Merck KGaA and Clal Pharmaceutical Industries Ltd. (1)

10.34 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation. (20)

10.35 Development Agreement, dated as of August 11, 1998, among the Company, Generics (UK) Ltd., and Israel Pharmaceutical Resources L.P. (22)

10.36 Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. (23)

10.37 Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. (23)

10.38 Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. * (23).

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

    (12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10827) for 1991 and incorporated herein by reference.

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

    (21) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference.

    (22) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the transition period ended December 31, 1998 and incorporated herein by reference.

    (23) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

    (24) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference.


*  Certain portions of Exhibits 10.14, 10.14.1, 10.14.2, 10.27 and 10.38 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.