Form 10-Q
period 2000-04-01
PHARMACEUTICAL RESOURCES INC
filed 2000-05-16
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000

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


                                  29,580,683
       Number of shares of Common Stock outstanding as of May 10, 2000.

         This is page 1 of 18 pages.  The exhibit index is on page 17.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                 April 1,    December 31,
                 ASSETS                            2000          1999
                 ------                        -----------   ------------
                                               (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                    $       188   $        222
  Accounts receivable, net of allowances of
   $3,151 and $2,559                                16,280         17,528
  Inventories                                       21,930         19,903
  Prepaid expenses and other current assets          3,513          4,140
                                               -----------   ------------
    Total current assets                            41,911         41,793

Property, plant and equipment, at cost less
 accumulated depreciation and amortization          22,594         22,681

Deferred charges and other assets                    4,301          3,604

Non-current deferred tax benefit, net               14,608         14,608
                                               -----------   ------------
   Total assets                                $    83,414   $     82,686
                                               ===========   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Current portion of long-term debt               $    237   $        238
  Short-term debt                                    8,165          4,398
  Accounts payable                                  11,533         12,718
  Accrued salaries and employee benefits             1,626          1,507
  Accrued expenses and other current
   liabilities                                       1,787          1,711
                                               -----------   ------------
     Total current liabilities                      23,348         20,572

Long-term debt, less current portion                 1,015          1,075
Accrued pension liability                              700            700

Shareholders' equity:
  Common Stock, par value $.01 per share;
   authorized 90,000,000 shares; issued and
   outstanding 29,576,429 and 29,562,025
   shares                                              296            296
  Additional paid in capital                        89,111         89,003
  Accumulated deficit                              (30,790)       (28,694)
  Additional minimum liability related to
   defined benefit pension plan                       (266)          (266)
                                               -----------   ------------
    Total shareholders' equity                      58,351         60,339
                                               -----------   ------------
    Total liabilities and shareholders'
     equity                                    $    83,414   $     82,686
                                               ===========   ============



       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                        Three Months Ended
                                                        -------------------
                                                        April 1,   April 3,
                                                         2000       1999
                                                        --------   --------
Net sales                                               $ 18,139   $ 20,164
Cost of goods sold                                        14,717     16,248
                                                        --------   --------
    Gross margin                                           3,422      3,916

Operating expenses:
 Research and development                                  2,139      1,186
 Selling, general and administrative                       3,320      3,222
                                                        --------   --------
   Total operating expenses                                5,459      4,408
                                                        --------   --------
   Operating loss                                         (2,037)      (492)

Other income, net                                             89        117
Interest (expense) income                                   (148)        47
                                                        --------   --------
Net loss                                                  (2,096)      (328)

Accumulated deficit, beginning of period                 (28,694)   (26,920)
                                                        --------   --------
Accumulated deficit, end of period                      $(30,790)  $(27,248)
                                                        ========   ========
Basic and diluted net loss per share of common stock    $   (.07)  $   (.01)
                                                        ========   ========
Weighted average number of common and
 common equivalent shares outstanding                     29,566     29,354
                                                        ========   ========




       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)



                                                                              Three Months Ended
                                                                              -------------------
                                                                              April 1,   April 3,
                                                                                2000       1999
                                                                               -------    -------
Cash flows from operating activities:
 Net loss                                                                      $(2,096)   $  (328)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                                  548        683
    Allowances against accounts receivable                                         592        680
    Write-off of inventories                                                       135        235
    Other                                                                           63         66

 Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                     656     (2,711)
    (Increase) decrease in inventories                                          (2,162)       225
    (Increase) decrease in prepaid expenses and other assets                       (70)       295
    Decrease in accounts payable                                                (1,185)    (2,101)
    Increase (decrease) increase in accrued expenses and other liabilities         195       (542)
                                                                               -------    -------
     Net cash used in operating activities                                      (3,324)    (3,498)

Cash flows from investing activities:
    Capital expenditures                                                          (465)      (452)
    Proceeds from sale of fixed assets                                               5         30
                                                                               -------    -------
     Net cash used in investing activities                                        (460)      (422)

Cash flows from financing activities:
   Proceeds from issuances of Common Stock                                          44        245
   Net proceeds from revolving credit line                                       3,767          -
   Principal payments under long-term debt and other borrowings                    (61)       (65)
                                                                               -------    -------
     Net cash provided by financing activities                                   3,750        180

Net decrease in cash and cash equivalents                                          (34)    (3,740)
Cash and cash equivalents at beginning of period                                   222      6,424
                                                                               -------    -------
Cash and cash equivalents at end of period                                     $   188    $ 2,684
                                                                               =======    =======


       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)


    Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally sold in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes products in the semi-solid form of a cream and reconstituted suspensions/solutions.

Basis of Preparation:

    The accompanying financial statements at April 1, 2000 and for the three-month periods ended April 1, 2000 and April 3, 1999 are unaudited; however, in the opinion of management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the Company's audited financial statements at such date.

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

Strategic Alliance:

    On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to the Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc., purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase 500,000 additional shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

    The Company, Israel Pharmaceutical Resources L.P. ("IPR"), and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and had fulfilled their funding requirements through April 1, 2000. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

Profit Sharing Agreement:

    In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)

for a non-refundable fee of $2,500,000, which was paid by the Company. The fee, included in deferred charges and other assets, will be amortized over a projected revenue stream from the products when launched by the third party. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA (see "Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

    On March 17, 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if it purchases less than $1,150,000 worth of the products during the initial 18 months of the Halsey Supply Agreement, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "--Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

Halsey Drug Co., Inc.:

    On March 17, 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 of Halsey products during the initial 18 months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency of products purchased under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

Genpharm, Inc.:

    The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, eleven of such products have obtained U.S. Food and Drug Administration ("FDA") approval and are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

    In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole, the generic version of Jones Pharma's Tapazole (R), for a fee of $707,000. The fee, included in deferred charges and other assets, will be amortized over three years beginning in the second quarter of year 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms. The Company began marketing the product in April 2000.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)

BASF Corporation:

    In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par has agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods until December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company met the minimum purchase requirements for fiscal year 1999, but will not meet the minimum purchase requirement for one such product in the third and final year of the agreement. To ensure continuance of product supply, BASF and the Company have agreed in principle to terms of a new agreement similar to those of the current agreement, but with lower minimum purchase requirements.

Elan Corporation:

    On September 29, 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a transdermal nicotine patch manufactured by Elan ended on May 31, 1999. The Company began selling Elan's transdermal nicotine patch in January 1998 and paid Elan a percentage of the gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the nicotine patch and a nitroglycerin patch, the Company received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of 1999. Pursuant to the Termination Agreement, the Company is also receiving from Elan a perpetual royalty on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel.

Short-Term Debt:

    In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of
(i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of April 1, 2000, the borrowing base was approximately $12,400,000 and $8,165,000 was outstanding under the line of credit.

Income Taxes:

    Based on the Company's recent performance and uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended April 1, 2000 or April 3, 1999. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)

Earnings Per Share:

    During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The Company had outstanding options and warrants of 477,700 as of April 1, 2000 and 333,700 as of April 3, 1999 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 935,749 as of April 1, 2000 and 1,072,326 as of April 3, 1999 were excluded from diluted earnings per share because they were anti-dilutive.

New Accounting Standards:

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. As a result of the adoption of SFAS 130, there was no impact on the financial statements in the three-month periods ended April 1, 2000 or April 3, 1999.

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for
hedging activities.   SFAS No. 133 will be effective for fiscal years beginning
after June 15, 2000. The Company is currently evaluating the impact of the adoption of SFAS 133 on its financial position and results of operations.

Commitments, Contingencies and Other Matters:

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

Legal Proceedings:

    Par has filed with the FDA an abbreviated new drug application ("ANDA") for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace (R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace (R) has expired. Megace (R) Oral Suspension received orphan drug exclusivity from the FDA that expires September 10, 2000 and BMS has a formulation patent for Megace (R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 April 1, 2000
                                  (Unaudited)

    The Company is involved in certain other litigation matters, including certain product liability actions and actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend these actions.

Asset Impairment/Restructuring:

    The Company discontinued the sale of certain unprofitable products, terminated approximately 50 employees in fiscal year 1999, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses as part of previously announced measures to reduce costs and increase operating efficiencies. These measures resulted in a charges of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinuance of the products and a provision of $706,000 for severance payments and other employee termination benefits. The amount of the actual termination benefits paid approximated the amount of the original provision. Additionally, the Company established inventory reserves of $630,000 related to the discontinued products which was recorded as part of cost of goods sold during the transition period. At April 1, 2000, the remaining provision for discontinued product inventory amounted to $120,000, which the Company expects to be sufficient and fully utilized.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as certain cost cutting and restructuring measures and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the effectiveness of restructuring measures to reduce losses and increase efficiencies, (vii) the continued ability of distributed product suppliers to meet future demand, (viii) the outcome of any threatened or pending litigation and (ix) general industry and economic conditions. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

    The Company's net loss was $2,096,000 for the three-month period ended April 1, 2000 compared to $328,000 for the three-month period ended April 3, 1999.
The results for the most recent three-month period included increased research and development spending, lower sales levels and higher legal fees when compared to the same period of last year. Additional sales from recent new product introductions were more than offset by the termination of the transdermal nicotine patch distribution rights, the timing of orders for over-the-counter products and decreased sales of antibiotics. Gross margin levels remained at approximately 19% of net sales in each of the periods. The Company anticipates that new product introductions in fiscal year 2000 and increased business going forward for over-the-counter products can offset the current quarter sales shortfall in subsequent periods.

    As part of a previously reported restructuring in 1998 and 1999, the Company reduced its work force, discontinued certain unprofitable manufactured products, discontinued manufacturing at two under-utilized facilities and subsequently leased, with an option to purchase, one such facility. The Company plans to continue to search for additional measures to improve results, including pursuing new products through joint ventures, and distribution and other agreements with pharmaceutical companies located throughout the world. If gross margin levels are not increased by sales of more profitable new products or volume increases and favorable pricing on existing products, the Company will continue to experience losses.

    In order to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing, the Company entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, eleven of such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for eight additional products covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. The Company anticipates introducing several of these products to market in fiscal year 2000. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements-Strategic Alliance" and "--Distribution and Supply Agreements-Genpharm, Inc.").

    Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements.
No assurance can be given that the Company will obtain any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing operating losses will have a materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "--Financial Condition-Liquidity and Capital Resources").

    The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers and
(v) pricing and product deletions by competitors.

Net Sales

    Net sales of $18,139,000 in the first quarter ended April 1, 2000 decreased $2,025,000, or 10% from $20,164,000 in the corresponding quarter of the prior year. The termination of the transdermal nicotine patch distribution rights, effective May 31, 1999, the timing of orders for over-the-counter products and decreased sales of antibiotics due to a supplier's inability to meet the Company's production requirements more than offset additional sales from new manufactured products and products sold under the Genpharm Distribution Agreement. At this time, the Company is anticipating discontinuing its antibiotic product line due to continued production issues with suppliers. Total sales of antibiotics were approximately $4,088,000, or 5% of the Company's total net sales in fiscal year 1999. Net sales of distributed products in the most recent quarter, which consist of products manufactured under contract and licensed products, were approximately 60% of the Company's net sales compared to approximately 67% of net sales in fiscal year 1999. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. The Company discontinued certain unprofitable products during fiscal year 1999 following an evaluation of its existing product line. Although there can be no assurance, it is anticipated that new product introductions and additional over-the-counter business recently obtained by the Company could offset decreased sales from the termination of the transdermal nicotine patch distribution rights, loss of the antibiotics business, and to a lesser extent, the discontinued manufactured products.

    Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

    The Company's gross margins of $3,422,000 and $3,916,000 for the three-month periods ended April 1, 2000 and April 3, 1999, respectively, each approximated 19% of net sales for the corresponding periods. The $494,000 decrease in gross margin was primarily attributable to lower sales of certain products, particularly the transdermal nicotine patch. The shortfall was partially offset by sales of new products and lower manufacturing costs, primarily due to the leasing of the Congers Facility in March 1999.

    Inventory write-offs amounted to $135,000 and $235,000 in the first quarter of years 2000 and 1999, respectively. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

    The termination of the transdermal nicotine patch distribution rights negatively effected the Company's gross margin in the first quarter of 2000. Although there can be no assurance, it is anticipated that the gross margins generated by sales of new products in subsequent periods can offset the impact going forward.

Operating Expenses

Research and Development

    Research and development expenses for the three-month period ended April 1, 2000 increased $953,000, or 80%, to $2,139,000 from the corresponding period of the prior year. The higher cost was primarily attributable to increased bio-study activity, personnel and material costs, and payments to purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies. The Company conducts a part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses at IPR in the most recent quarter were $329,000, net of Generics funding, compared to expenses of $171,000 in the same period of the prior year. The Company, IPR and Generics have an agreement, pursuant to which Generics shares one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Research and Development Agreement").

    The Company has ANDAs for three potential products, one of which has been tentatively approved, pending with and awaiting approval from, the FDA as a result of its product development program. In May 2000, the Company received FDA approval for a product it expects to begin marketing in the second quarter. The Company has in process or expects to commence biostudies for at least six additional products in fiscal year 2000.

    As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for eight potential products that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing eleven products under the Genpharm Distribution Agreement and anticipates introducing several more in fiscal year 2000 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

Selling, General and Administrative

    Selling, general and administrative costs were $3,320,000 (18% of net sales) for the three-month period ended April 1, 2000 compared to $3,222,000 (16% of net sales) for the corresponding period in the prior fiscal year. The higher costs in the current period were primarily attributable to increased legal costs for a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

Other Income

    Other income in the three-month periods ended April 1, 2000 and April 3, 1999 was $89,000 and $117,000, respectively. The most recent three-month period included income from the Company's leasing of the Congers Facility to Halsey pursuant to the Leasing Agreement and the prior period included a one-time purchase option payment from Halsey for such facility (see "Notes to Financial Statements-Leasing Agreement").

Income Taxes

    Management has determined, based on the Company's recent performance and uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in either of the three-month periods ended April 1, 2000 or April 3, 1999 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

    The Company's cash and cash equivalents were $188,000 at April 1, 2000 compared to $222,000 at December 31, 1999. Additional borrowings from the Company's credit line with GECC of $3,767,000 for the three-month period ended April 1, 2000 were used primarily to fund increased research and development, increased inventories, and to a lesser extent, capital projects. Working capital at April 1, 2000 of $18,563,000, which includes cash and cash equivalents, decreased $2,658,000 from December 31, 1999 of $21,221,000. The working capital ratio was 1.80x at April 1, 2000 compared to 2.03x at December 31, 1999.

    The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Research and development expenses in fiscal year 2000 are expected to be approximately $9,000,000.

    In August 1999, Par entered into an agreement with Genpharm pursuant to which Par purchased the United States distribution rights for an additional product, not included in the Genpharm Distribution Agreement, for a fee of $707,000 paid by the Company in May 2000. The Company began marketing the product in April 2000 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

    On March 17, 1999, the Company entered into an agreement to lease, with an option to purchase, its Congers Facility to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to continue to cover the Company's fixed costs of the facility in subsequent periods. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements-Leasing Agreement").

    In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000, which was paid by the Company (see "Notes to Financial Statements-Profit Sharing Agreement").

    The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. Under the Development Agreement, Generics commenced funding during the transition period and had fulfilled their requirements through April 1, 2000. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

    On September 29, 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States to a transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, the Company received a cash payment of $2,000,000 in October 1998 and an additional $1,000,000 in the third quarter of 1999. Pursuant to the Termination Agreement, the Company is also receiving from Elan a perpetual royalty on all non-prescription sales of the transdermal nicotine patch by Elan in the United States and Israel (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

    The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent then available. If, however, the Company continues to experience operating losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would be materially and adversely affected (see "Financing").

Financing

    At April 1, 2000, the Company's total outstanding long-term debt, including the current portion, amounted to $1,252,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

    Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of April 1, 2000, the borrowing base was approximately $12,400,000 and $8,165,000 was outstanding under the line of credit.

Year 2000

    The Company completed implementation of its Year 2000 ("Y2K") compliance plan on a timely basis and has not experienced any disruption in business or significant issues resulting from Y2K. The plan included an assessment of critical internal computerized information systems, manufacturing equipment, physical plant and computerized processes and remedial action or replacement of systems which were not Y2K compliant. The plan also involved an evaluation of the Company's suppliers, customers and banks regarding their Y2K readiness, and contingency plans for addressing complications as they may arise. As of the date of this Form 10-Q filing, the Company did not experience any significant Y2K issues related to its suppliers, customers, bank or other service providers. The costs of addressing Y2K have consisted primarily of internal personnel costs and have been expensed as incurred and have not, and the Company believes will not, be material.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
------  -----------------

    Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS's Megace (R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace (R) has expired. Megace (R) Oral Suspension received orphan drug exclusivity from the FDA that expires September 10, 2000 and BMS has a formulation patent for Megace (R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

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



                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                  (Registrant)



May 16, 2000                     /s/ Kenneth I. Sawyer
                                 --------------------------------------
                                 Kenneth I. Sawyer
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



May 16, 2000                     /s/ Dennis J. O'Connor
                                 --------------------------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


 Exhibit Number              Description
 --------------              ------------

     27                Financial Data Schedule.