Form 10-Q
period 2000-07-01
PHARMACEUTICAL RESOURCES INC
filed 2000-08-11
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________

                                   FORM 10Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

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


      Registrant's telephone number, including area code: (845) 425-7100



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______
                                               -


                                  29,607,232
      Number of shares of Common Stock outstanding as of August 9, 2000.

         This is page 1 of 19 pages.  The exhibit index is on page 18.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                             July 1,         December 31,
       ASSETS                                                                 2000              1999
       ------                                                              (Unaudited)        (Audited)
                                                                           ----------       ------------
Current assets:
  Cash and cash equivalents                                                  $    210       $    222
  Accounts receivable, net of allowances of
   $3,147 and $2,559                                                           22,760         17,528
  Inventories                                                                  22,725         19,903
  Prepaid expenses and other current assets                                     2,810          4,140
                                                                             --------       --------
    Total current assets                                                       48,505         41,793

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                     23,008         22,681

Deferred charges and other assets                                               4,242          3,604

Non-current deferred tax benefit, net                                          14,608         14,608
                                                                             --------       --------

   Total assets                                                              $ 90,363       $ 82,686
                                                                             ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current portion of long-term debt                                          $    238       $    238
  Short-term debt                                                              13,534          4,398
  Accounts payable                                                             12,857         12,718
  Accrued salaries and employee benefits                                        1,681          1,507
  Accrued expenses and other current liabilities                                1,597          1,711
                                                                             --------       --------
     Total current liabilities                                                 29,907         20,572

Long-term debt, less current portion                                              955          1,075

Accrued pension liability                                                         700            700

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,600,565 and 29,562,025 shares                       296            296
  Additional paid in capital                                                   89,244         89,003
  Accumulated deficit                                                         (30,473)       (28,694)
  Additional minimum liability related to defined benefit pension plan           (266)          (266)
                                                                             --------       --------
    Total shareholders' equity                                                 58,801         60,339
                                                                             --------       --------
    Total liabilities and shareholders' equity                               $ 90,363       $ 82,686
                                                                             ========       ========




        The accompanying notes are an integral part of these statements.

                                     --2--

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                  Six Months Ended     Three Months Ended
                                                -------------------   -------------------
                                                 July 1,    July 3,    July 1,    July 3,
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Net sales                                       $ 40,853   $ 41,125   $ 22,714   $ 20,961
Cost of goods sold                                30,828     33,100     16,111     16,852
                                                --------   --------   --------   --------
   Gross margin                                   10,025      8,025      6,603      4,109

Operating expenses:
 Research and development                          4,455      2,467      2,316      1,281
 Selling, general and administrative               7,360      6,466      4,040      3,244
                                                --------   --------   --------   --------
   Total operating expenses                       11,815      8,933      6,356      4,525
                                                --------   --------   --------   --------
   Operating (loss) income                        (1,790)      (908)       247       (416)

Other income, net                                    392        161        303         44
Interest (expense) income                           (381)        54       (233)         7
                                                --------   --------   --------   --------
Net (loss) income                                 (1,779)      (693)       317       (365)

Accumulated deficit, beginning of period         (28,694)   (26,920)   (30,790)   (27,248)
                                                --------   --------   --------   --------
Accumulated deficit, end of period              $(30,473)  $(27,613)  $(30,473)  $(27,613)
                                                ========   ========   ========   ========
Net (loss) income per share of common stock:
   Basic                                           $(.06)     $(.02)      $.01      $(.01)
                                                ========   ========   ========   ========
   Diluted                                         $(.06)     $(.02)      $.01      $(.01)
                                                ========   ========   ========   ========


Weighted average number of common and
 common equivalent shares outstanding:
   Basic                                          29,575     29,387     29,585     29,421
                                                ========   ========   ========   ========
   Diluted                                        29,575     29,387     30,614     29,421
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

                                     --3--

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                          ------------------
                                                                          July 1,    July 3,
                                                                           2000       1999
                                                                          -------   -------

Cash flows from operating activities:
 Net loss                                                                 $(1,779)  $  (693)

 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                                             1,082     1,265
  Allowances against accounts receivable                                      588       722
  Write-off of inventories                                                    830       528
  Other                                                                       133       116

 Changes in assets and liabilities:
    Increase in accounts receivable                                        (5,820)     (823)
    Increase in inventories                                                (3,652)   (2,163)
    Decrease (increase) in prepaid expenses and other assets                  692      (399)
    Increase (decrease) in accounts payable                                   139    (2,113)
    Increase (decrease) in accrued expenses and other liabilities              60      (908)
                                                                          -------   -------
   Net cash used in operating activities                                   (7,727)   (4,468)

Cash flows from investing activities:
      Capital expenditures                                                 (1,424)   (1,069)
      Proceeds from sale of fixed assets                                       11        45
                                                                          -------   -------
   Net cash used in investing activities                                   (1,413)   (1,024)

 Cash flows from financing activities:
   Proceeds from issuances of Common Stock                                    112       372
   Net proceeds from revolving credit line and issuances of other debt      9,136       120
   Principal payments under long-term debt and other borrowings              (120)     (144)
                                                                          -------   -------
   Net cash provided by financing activities                                9,128       348

Net decrease in cash and cash equivalents                                     (12)   (5,144)
Cash and cash equivalents at beginning of period                              222     6,424
                                                                          -------   -------
Cash and cash equivalents at end of period                                $   210   $ 1,280
                                                                          =======   =======



       The accompanying notes are an integral part of these statements.

                                     --4--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)


   Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream.

Basis of Preparation:

   The accompanying consolidated financial statements at July 1, 2000 and for the six-month and three-month periods ended July 1, 2000 and July 3, 1999 are unaudited; however, in the opinion of the management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the Company's audited financial statements at such date.

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

Strategic Alliance:

   On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to the Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc., purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share in exchange for consulting services. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase 500,000 additional shares of Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

   The Company, Israel Pharmaceutical Resources L.P. ("IPR"), and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and had fulfilled their funding requirements through July 1, 2000. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                                     --5--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)


Profit Sharing Agreement:

   In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in deferred charges and other assets, will be amortized over a projected revenue stream from the products when launched by the third party. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA (see "-Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

   In March 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey will perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases are less than $1,150,000 worth of the products during the initial 18 months of the Halsey Supply Agreement, the amount of the deficiency will be credited against rent payments due under the Lease Agreement (see "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

Halsey Drug Co., Inc.

   In March 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Pursuant to the Lease Agreement, Par agreed to purchase not less than $1,150,000 worth of the products during the initial 18 months of the Halsey Supply Agreement, subject to Par's agreement to credit any deficiency of products purchased under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

Genpharm, Inc.:

   The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 11 of such products have obtained U.S. Food and Drug Administration ("FDA") approval and are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

                                     --6--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)



   In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a fee of $707,000. The fee will be amortized over three years and the net amount is included in deferred charges and other assets. The Company began marketing the product and amortizing the fee in April 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms.

BASF Corporation:

   In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par has agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement has an initial term of three years (subject to earlier termination upon the occurrence of certain events as provided therein) and thereafter renews automatically for successive two-year periods until December 31, 2005, if Par has met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. Further, if Par does not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF has the right to terminate the agreement with a notice period of one year. The Company met the minimum purchase requirements for fiscal year 1999, but did not meet the minimum purchase requirement for one such product in the third and final year of the agreement. To ensure continuance of product supply, BASF and the Company have agreed in principle to the terms of a new agreement similar to the terms of the current agreement, but with lower minimum purchase requirements.

Elan Corporation:

   In September 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a prescription transdermal nicotine patch manufactured by Elan ended on May 31, 1999. The Company began selling Elan's prescription transdermal nicotine patch in January 1998 and paid Elan a percentage of the gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the prescription transdermal nicotine patch and a nitroglycerin patch, the Company received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of 1999. In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under the Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000 subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement.

Short-Term Debt:

   In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of
(i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on

                                     --7--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)


various financial benchmarks. As of July 1, 2000, the borrowing base was approximately $18,574,000 and $13,534,000 was outstanding under the line of credit.

Income Taxes:

   Based on the Company's recent performance and uncertainty of the generic business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended July 1, 2000 or July 3, 1999. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

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

                                                    Six Months Ended      Three Months Ended
                                                  --------------------    ------------------
                                                   July 1,    July 3,     July 1,     July 3,
                                                    2000       1999        2000        1999
                                                  -------     -------     -------     ------
                                                    (In Thousands, Except Per Share Amounts)
Net (loss) income (numerator)                    $(1,779)  $  (693)      $   317     $  (365)

Basic:
Weighted average number of common
 shares outstanding (denominator)                 29,575    29,387        29,585      29,421

Net (loss) income per share of common stock      $  (.06)  $  (.02)      $   .01     $  (.01)
                                                 =======   =======       =======     =======

Assuming dilution:
Weighted average number of common
 shares outstanding                               29,575    29,387       29,585      29,421
Effect of dilutive options                           -         -          1,029         -
                                                 -------   -------      -------     -------
Weighted average number of common and common
  equivalent shares outstanding (denominator)     29,575    29,387       30,614      29,421

Net (loss) income per share of common stock      $  (.06)  $  (.02)     $   .01     $  (.01)
                                                 =======   =======      =======     =======


   Outstanding options and warrants of 548,700 and 420,200 at the end of the six-month and three-month periods ended July 1, 2000, respectively, and 287,500 and 262,500 at the end of the corresponding periods of the prior year were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 980,714 at the end of the six-month period ended July 1, 2000 and 1,145,825 and 1,222,841 at the end of the six-month and three-month periods ended July 3, 1999, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

                                     --8--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)

New Accounting Standards:

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. As a result of the adoption of SFAS 130, there was no impact on the financial statements in the six-month and three-month periods ended July 1, 2000 or July 3, 1999.

   In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact of the adoption of this Standard on its financial position and results of operations.

Commitments, Contingencies and Other Matters:

Retirement Plans:

   The Company has a defined contribution social security integrated Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of pay to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of the pay contributed by the employee. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

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

Asset Impairment/Restructuring:
   The Company discontinued the sale of certain unprofitable products, terminated approximately 50 employees in 1999, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses as part of previously announced measures to reduce costs and increase operating efficiencies. These measures resulted in a charges of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinuance of the products and a provision of $706,000 for severance payments and other employee termination benefits. The amount of

                                     --9--

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 July 1, 2000
                                  (Unaudited)

the actual termination benefits paid approximated the amount of the original provision. Additionally, the Company established inventory reserves of $630,000 related to the discontinued products which was recorded as part of cost of goods sold during the transition period. At July 1, 2000, the remaining provision for discontinued product inventory amounted to $114,000, which the Company expects to be sufficient and fully utilized.


                                    --10--

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

RESULTS OF OPERATIONS

General

   The Company's net loss of $1,779,000 for the six-month period ended July 1, 2000 increased from a net loss of $693,000 for the six-month period ended July 3, 1999 due to higher research and development spending and additional legal costs related to a patent infringement action. Although net sales in each of the periods were approximately the same level, gross margins improved primarily due to the introduction of new products replacing certain discontinued lower margin products. Results for the second quarter ended July 1, 2000 improved from last year as the Company reported net income of $317,000 compared to a net loss of $365,000 in the comparable quarter of 1999. Sales growth and higher gross margins in the second quarter of 2000, primarily from new products, more than offset the increased costs for product development and legal fees.

   In order to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing, the Company entered into a strategic alliance with Merck KGaA, which was completed on June 30, 1998. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, 11 of such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for nine additional products, one of which was tentatively approved, covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements-Strategic Alliance" and "Distribution and Supply Agreements-Genpharm, Inc.").

   Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements.
No assurance can be given that the Company will obtain any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing operating losses will have a

                                    --11--
materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "Financial Condition-Liquidity and Capital Resources").

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

Net Sales

   Net sales of $40,853,000 for the six-month period ended July 1, 2000 were comparable to net sales of $41,125,000 for the six-month period ended July 3, 1999. Additional sales from new products, primarily products sold under distribution agreements with Genpharm, offset the termination of the prescription transdermal nicotine patch distribution rights, effective May 31, 1999, and decreased sales of antibiotics due to a supplier's inability to meet the Company's production requirements. At this time, the Company is discontinuing its antibiotic product line due to continued production issues with suppliers. Total sales of antibiotics were approximately $4,088,000, or 5% of the Company's total net sales in 1999. Net sales of distributed products in the most recent six months, which consist of products manufactured under contract and licensed products, were approximately 62% of the Company's net sales compared to approximately 67% of net sales in 1999. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. The Company discontinued certain unprofitable products during 1999 following an evaluation of its existing product line. Although there can be no assurance, it is anticipated that new product introductions and additional over-the-counter business recently obtained by the Company will continue to offset decreased sales from the termination of the prescription transdermal nicotine patch distribution rights, loss of the antibiotics business, and to a lesser extent, the discontinued manufactured products.

   Second quarter 2000 net sales of $22,714,000 increased $1,753,000, or 8%, from $20,961,000 for the corresponding quarter of 1999. Increased sales of new products, primarily methimazole (Tapazole(R)) and sotalol (Betapace(R)), more than offset lower sales from discontinued products. Net sales of distributed products were approximately 64% of the Company's total net sales in the most recent quarter versus approximately 67% of the total for the same quarter of last year.

   Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

   The gross margin of $10,025,000 (25% of net sales) for the six-month period ended July 1, 2000 increased $2,000,000 from $8,025,000 (20% of net sales) in the corresponding period of the prior year. Gross margin gains were attained principally through the sale of new products and lower manufacturing costs, primarily due to the leasing of the Congers Facility in March 1999. The loss of gross margin from the termination of the prescription transdermal nicotine patch distribution rights was partially offset by the sale of distribution rights for a non-prescription transdermal nicotine patch (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation Inc.").

                                     --12-

   The gross margin in the second quarter 2000 increased $2,494,000 to $6,603,000 (29% of net sales) from $4,109,000 (20% of net sales) in the corresponding quarter of the prior year. Additional gross margin contributions from new products, the sale of distribution rights and lower manufacturing costs more than offset the termination of the prescription transdermal nicotine patch distribution rights and higher inventory write-offs.

   Inventory write-offs amounted to $830,000 and $695,000 for the six-month and three-month periods ended July 1, 2000, respectively, compared to $528,000 and $293,000 in the corresponding periods of the prior year. The higher inventory write-offs in both periods were primarily attributable to an increase in the disposal of finished products due to short shelf lives and obsolete inventory from the discontinuance of a low margin product. The inventory write-offs in both periods also include work in process inventory not meeting the Company's quality control standards.

Operating Expenses

Research and Development

   Research and development expenses for the six-month period ended July 1, 2000 increased $1,988,000, or 81%, to $4,455,000 from $2,467,000 in the corresponding period of the prior year. The higher expenditures were primarily attributable to increased bio-study activity, personnel and material costs. The Company conducts part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses at IPR in the most recent six-month period were $622,000, net of Generics funding, compared to expenses of $529,000 in the same period of the prior year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to $1,000,000 in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

   In the second quarter ended July 1, 2000 research and development expenses of $2,316,000 increased $1,035,000, or 81%, from $1,281,000 for the same quarter of last year. The increase was primarily due to additional bio-study, personnel and material costs. Research and development expenses at IPR in the most recent quarter were $293,000, net of Generics funding, compared to expenses of $358,000 in the same quarter of the prior year.

   The Company has ANDAs for six potential products, one of which has been tentatively approved, pending with and awaiting approval from, the FDA as a result of its product development program. The Company has in process or expects to commence biostudies for at least three additional products in 2000. None of these products are included as part of the Genpharm Distribution Agreement.

   As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for nine potential products, one of which has been tentatively approved, that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing 11 products under the Genpharm Distribution Agreement and anticipates introducing at least one more product in 2000 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

Selling, General and Administrative

   Selling, general and administrative costs of $7,360,000 (18% of net sales) for the six months ended July 1, 2000 increased $894,000, or 14%, from $6,466,000 (16% of net sales) in the corresponding period ended July 3, 1999. The higher costs in the current period were primarily attributable to increased legal costs for a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

   For the three months ended July 1, 2000, selling, general and administrative costs increased $796,000, or 25%, to $4,040,000 (18% of net sales) from $3,244,000 (15% of net sales) for the corresponding three-month period of last year primarily due to higher legal expenses.

                                    --13--

Other Income

   Other income of $392,000 and $303,000 for the six-month and three-month periods ended July 1, 2000, respectively, increased from $161,000 and $44,000 in the corresponding periods of 1999. The increase in both periods was primarily attributable to payments from strategic partners to reimburse the Company for research costs incurred in prior periods.

Income Taxes

   Management has determined, based on the Company's recent performance and uncertainty of the generic business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the six-month and three-month periods ended July 1, 2000 or July 3, 1999 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

   The Company's cash and cash equivalents were $210,000 at July 1, 2000 compared to $222,000 at December 31, 1999. Additional borrowings from the Company's credit line with GECC of $9,136,000 for the six-month period ended July 1, 2000 were used primarily to fund increased research and development, increased inventories, and to a lesser extent, capital projects. Capital projects include expenditures for product development and production equipment and system improvements. Working capital at July 1, 2000 of $18,598,000, which includes cash and cash equivalents, decreased $2,623,000 from $21,221,000 at December 31, 1999. The working capital ratio was 1.62x at July 1, 2000 compared to 2.03x at December 31, 1999.

   The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. At this time, research and development expenses are expected to total approximately $8,000,000 for the year 2000.

   In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under the Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000, subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

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

   In March 1999, the Company entered into an agreement to lease, with an option to purchase, its Congers Facility to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to continue to cover the Company's fixed costs of the facility in subsequent periods. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Financial Statements-Leasing Agreement").

                                    --14--

   In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company (see "Notes to Financial Statements-Profit Sharing Agreement").

   The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. Under the Development Agreement, Generics commenced funding during the transition period and had fulfilled their requirements through July 1, 2000. Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

   In September 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States to a transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, the Company received a cash payment of $2,000,000 in October 1998 and an additional $1,000,000 in the third quarter of 1999 (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

   The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent then available. If, however, the Company continues to experience operating losses, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would be materially and adversely affected (see "-Financing").

Financing

   At July 1, 2000, the Company's total outstanding long-term debt, including the current portion, amounted to $1,193,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

   Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of July 1, 2000, the borrowing base was approximately $18,574,000 and $13,534,000 was outstanding under the line of credit.

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

   Not applicable.

                                    --15--

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


                                    --16--

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PHARMACEUTICAL RESOURCES, INC.
                         ------------------------------
                         (Registrant)



August 11, 2000          /s/ Kenneth I. Sawyer
                         -------------------------------------------
                         Kenneth I. Sawyer
                         Chief Executive Officer and Chairman of
                         the Board of Directors
                         (Principal Executive Officer)



August 11, 2000          /s/ Dennis J. O'Connor
                         -------------------------------------------
                         Dennis J. O'Connor
                         Vice President - Chief Financial Officer and Secretary
                         (Principal Accounting and Financial Officer)


                                    --17--

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number           Description                        Page Number
--------------           -----------                        -----------

     27                  Financial Data Schedule                 19


                                    --18--