Form 10-Q
period 2000-09-30
PHARMACEUTICAL RESOURCES INC
filed 2000-11-14
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


      Registrant's telephone number, including area code: (845) 425-7100



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----
                                  29,644,870

     Number of shares of Common Stock outstanding as of November 10, 2000.

         This is page 1 of 19 pages. The exhibit index is on page 18.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                             September 30,           December 31,
                                                                                 2000                   1999
                           ASSETS                                             (Unaudited)             (Audited)
                           ------                                             -----------             ---------
Current assets:
  Cash and cash equivalents                                                        $353                   $222
  Accounts receivable, net of allowances of
  $2,994 and $2,559                                                              20,982                 17,528
  Inventories                                                                    20,712                 19,903
  Prepaid expenses and other current assets                                       3,153                  4,140
                                                                                -------                -------
    Total current assets                                                         45,200                 41,793

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       23,474                 22,681

Deferred charges and other assets                                                 4,251                  3,604

Non-current deferred tax benefit, net                                            14,608                 14,608
                                                                                -------                -------
   Total assets                                                                 $87,533                $82,686
                                                                                =======                =======


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:

  Current portion of long-term debt                                                $199                   $238
  Short-term debt                                                                11,670                  4,398
  Accounts payable                                                               10,518                 12,718
  Accrued salaries and employee benefits                                          1,666                  1,507
  Accrued expenses and other current liabilities                                  2,578                  1,711
                                                                                -------                -------
     Total current liabilities                                                   26,631                 20,572

Long-term debt, less current portion                                                932                  1,075

Accrued pension liability                                                           700                    700

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,641,475 and 29,562,025 shares                         296                    296
  Additional paid in capital                                                     89,439                 89,003
  Accumulated deficit                                                           (30,199)               (28,694)
  Additional minimum liability related to defined benefit pension plan             (266)                  (266)
                                                                                -------                -------
    Total shareholders' equity                                                   59,270                 60,339
                                                                                -------                -------
    Total liabilities and shareholders' equity                                  $87,533                $82,686
                                                                                =======                =======

       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                         Nine Months Ended                 Three Months Ended
                                                    -------------------------           ------------------------
                                                    September 30,   October 2,         September 30,   October 2,
                                                        2000           1999                2000           1999
                                                      --------       --------            --------       --------
Net sales                                              $61,289        $60,692             $20,436        $19,317
Cost of goods sold                                      46,101         48,347              15,273         15,247
                                                      --------       --------            --------       --------
       Gross margin                                     15,188         12,345               5,163          4,070

Operating expenses:
   Research and development                              5,334          4,755                 879          2,038
   Selling, general and administrative                  11,205          9,328               3,845          2,862
                                                      --------       --------            --------       --------
       Total operating expenses                         16,539         14,083               4,724          4,900
                                                      --------       --------            --------       --------
       Operating (loss) income                          (1,351)        (1,738)                439           (830)

Other income, net                                          504            658                 112            497
Interest (expense) income                                 (658)            61                (277)             7
                                                      --------       --------            --------       --------
Net (loss) income                                       (1,505)        (1,019)                274           (326)
Accumulated deficit, beginning of period               (28,694)       (26,920)            (30,473)       (27,613)
                                                      --------       --------            --------       --------
Accumulated deficit, end of period                    $(30,199)      $(27,939)           $(30,199)      $(27,939)
                                                      ========       ========            ========       ========
Net (loss) income per share of common stock:

    Basic                                                $(.05)         $(.03)               $.01          $(.01)
                                                      ========       ========            ========       ========
    Diluted                                              $(.05)         $(.03)               $.01          $(.01)
                                                      ========       ========            ========       ========

Weighted average number of common and
   common equivalent shares outstanding:
   Basic                                                29,591         29,433              29,622         29,526
                                                      ========       ========            ========       ========
   Diluted                                              29,591         29,433              30,670         29,526
                                                      ========       ========            ========       ========


       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                                          Nine Months Ended
                                                                                       ----------------------
                                                                                     September 30,     October 2,
                                                                                        2000             1999
                                                                                      --------         --------
Cash flows from operating activities:
   Net loss                                                                             $(1,505)       $(1,019)

   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                        1,661          1,822
     Allowances against accounts receivable                                                 435          1,853
     Write-off of inventories                                                             1,010            870
     Other                                                                                  171            190

 Changes in assets and liabilities:
     Increase in accounts receivable                                                     (3,889)        (4,646)
     Increase in inventories                                                             (1,819)        (3,725)
     Decrease (increase) in prepaid expenses and other assets                               340         (2,901)
     Decrease in accounts payable                                                        (2,200)          (129)
     Increase (decrease) in accrued expenses and other liabilities                        1,026           (969)
                                                                                          -----          -----
       Net cash used in operating activities                                             (4,770)        (8,654)

Cash flows from investing activities:
     Capital expenditures                                                                (2,468)        (1,796)
     Proceeds from sale of fixed assets                                                      36             57
                                                                                          -----          -----
       Net cash used in investing activities                                             (2,432)        (1,739)

Cash flows from financing activities:
     Proceeds from issuances of Common Stock                                                243            642
     Net proceeds from revolving credit line and issuances of other debt                  7,272          3,691
     Principal payments under long-term debt and other borrowings                          (182)          (213)
                                                                                          -----          -----
       Net cash provided by financing activities                                          7,333          4,120


Net increase (decrease) in cash and cash equivalents                                        131         (6,273)
Cash and cash equivalents at beginning of period                                            222          6,424
                                                                                          -----          -----
Cash and cash equivalents at end of period                                                 $353           $151
                                                                                          =====          =====



       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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

Basis of Preparation:

       The accompanying consolidated financial statements at September 30, 2000 and for the nine-month and three-month periods ended September 30, 2000 and the comparative periods ended October 2, 1999 are unaudited; however, in the opinion of the management of PRI, such statements include all adjustments (consisting of normal recurring accruals) necessary to make a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the Company's audited financial statements at such date.

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

Research and Development Agreement:

       The Company, Israel Pharmaceutical Resources L.P. ("IPR"), a subsidiary of PRI, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998, funded approximately $200,000 for IPR for year 1998, $800,000 for year 1999 and $600,000 for year 2000, fulfilling their requirements through September 30, 2000. Under the Development Agreement, Generics is not required to fund more than $1,000,000 for any one calendar year.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)


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

Lease Agreement:

       In March 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed that if its purchases under the Halsey Supply Agreement were less than $1,150,000 worth of the products between April 1999 and September 2000, the amount of the deficiency would be credited against rent payments due under the Lease Agreement (see "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

  Halsey Drug Co., Inc.:
       In March 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Par agreed to purchase not less than $1,150,000 worth of the products under the Halsey Supply Agreement between April 1999 and September 2000, subject to Par's agreement to credit any deficiency of products purchased against rent payments due under the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under such Agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

  Genpharm, Inc.:
       The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 13 of such products have obtained U.S. Food and Drug Administration ("FDA") approval and 12 are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits attributable to the sales of such products by the Company.

                            PHARMACUTICAL RESOURCES
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)


       In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a fee of $707,000. The fee will be amortized over three years and the net amount included in deferred charges and other assets. The Company began marketing the product and amortizing the fee in April 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms

  BASF Corporation:
       In April 1997, Par and BASF Corporation ("BASF"), a manufacturer of pharmaceutical products, entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement"). Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of certain products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement had an initial term of three years and would have renewed automatically for successive two-year periods until December 31, 2005, if Par had met certain purchase thresholds. In each of the first three years of the initial term of the BASF Supply Agreement, Par agreed to purchase an aggregate of at least $24,500,000 worth of three products. However, if Par did not purchase at least $29,000,000 worth of one of those products in the third and final year of the agreement, BASF had the right to terminate the agreement with a notice period of one year. The Company met the minimum purchase requirements for fiscal year 1999, but did not meet the minimum purchase requirements for one such product in the third and final year of the agreement. To ensure continuance of product supply, BASF and the Company have agreed in principle to the terms of a new agreement similar to the terms of the prior agreement, but with lower minimum purchase requirements.

  Elan Corporation:
       In September 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a prescription transdermal nicotine patch manufactured by Elan ended on May 31, 1999. The Company began selling Elan's prescription transdermal nicotine patch in January 1998 and paid Elan a percentage of the gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the prescription transdermal nicotine patch and a nitroglycerin patch, the Company received a cash payment of $2,000,000 in October 1998 and an additional payment of $1,000,000 in the third quarter of 1999. In June 2000, the Company agreed to sell its remaining distribution rights for a non-prescription transdermal nicotine patch back to Elan and to terminate Par's right to royalty payments under the Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000 subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement.

Short-Term Debt:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of
(i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of September 30, 2000, the borrowing base was approximately $15,400,000 and $11,670,000 was outstanding under the line of credit.

                        PHARMACEUTICAL RESOURCES, INC.
                          NOTES FINANCIAL STATEMENTS
                              September 30, 2000
                                 (Unaudited)

Income Taxes:

       Based on the Company's recent performance and uncertainty of the generic pharmaceutical business in which it operates, management believes that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended September 30, 2000 or the comparable periods ended October 2, 1999. If the Company is unable to generate sufficient taxable income in the future, the Company expects that increases in the valuation allowance will be required through a charge to expense.

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


                                                          Nine Months Ended              Three Months Ended
                                                      ---------------------------      --------------------------
                                                      September 30,   October 2,       September 30,   October 2,
                                                          2000           1999              2000          1999
                                                      ------------   ------------      ------------   -----------
                                                                 (In Thousands, Except Per Share Amounts)
Net (loss) income (numerator)                            $(1,505)        $(1,019)            $274          $(326)

Basic:
Weighted average number of common
  shares outstanding (denominator)                        29,591          29,433           29,622         29,526

Net (loss) income per share of common stock                $(.05)          $(.03)            $.01         $(.01)
                                                          ======          ======           ======         ======

Assuming dilution:
Weighted average number of common
  shares outstanding                                      29,591          29,433           29,622         29,526
Effect of dilutive options                                   -               -              1,048            -
                                                          ------          ------           ------         ------
Weighted average number of common and common
   equivalent shares outstanding (denominator)            29,591          29,433           30,670         29,526


Net (loss) income per share of common stock                $(.05)          $(.03)            $.01          $(.01)
                                                          ======          ======           ======         ======

       Outstanding options and warrants of 408,700 and 360,200 at the end of the nine-month and three-month periods ended September 30, 2000, respectively, and 288,500 and 283,500 at the end of the corresponding periods of the prior year were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,011,186 at the end of the nine-month period ended September 30, 2000 and 1,132,414 and 1,150,943 at the end of the nine-month and three-month periods ended October 2, 1999, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

New Accounting Standards:

       The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the period ended December 31, 1998, which establishes standards for the reporting and display of comprehensive income and its components. As a result of the adoption of SFAS 130, there was no impact on the financial statements in the nine-month and three-month periods ended September 30, 2000 or October 2, 1999.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS 133", which delayed the Company's required adoption of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133" ("SFAS 138"), which is effective concurrently with SFAS 133. The Company is currently evaluating the impact of the adoption of SFAS 133 and SFAS 138 on its financial position and results of operations.

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

  Legal Proceedings:
       Par has filed with the FDA an abbreviated new drug application ("ANDA") for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent and Trademark Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

       In October 2000, Par received from the FDA tentative approval of its ANDA for megestrol acetate oral suspension. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following court resolution of the patent infringement litigation between Par and BMS.

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

                         PHARMACETICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

  Asset Impairment/Restructuring:
       As part of previously announced measures to lower costs and increase operating efficiencies, the Company discontinued the sale of certain unprofitable products and reduced the workforce and certain related operating expenses. These measures resulted in a charge of $1,906,000 in the three-month transition period ended December 31, 1998, which included approximately $1,200,000 for write-downs related to the impairment of assets affected by the discontinuance of the products and a provision of $706,000 for severance payments and other employee termination benefits. The amount of the actual termination benefits paid approximated the amount of the provision. Additionally, the Company established inventory reserves of $630,000 relating to the discontinued products which was recorded as part of cost of goods sold during the transition period. At September 30, 2000, the remaining provision for discontinued product inventory amounted to approximately $78,000, which the Company expects to be sufficient and fully utilized.

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

RESULTS OF OPERATIONS

General

       The Company's operating loss of $1,351,000 for the nine-month period ended September 30, 2000 was reduced from $1,738,000 for the nine-month period ended October 2, 1999. Higher gross margins more than offset additional legal costs related to a patent infringement action and increased research and development spending. Although net sales increases were moderate, gross margins improved to 25% of net sales for the most recent nine-month period compared to 20% in the comparable period of last year, as higher margin new products replaced certain lower margin discontinued products. The Company's net loss of $1,505,000 for the nine months ended September 30, 2000 increased from last years nine-month net loss of $1,019,000 primarily due to additional interest expense from higher levels of short-term debt.

       Results for the three-month period ended September 30, 2000 improved from the prior year as the Company reported operating income of $439,000 compared to an operating loss of $830,000 for the corresponding period of 1999. Gross margin gains combined with sales growth, primarily from newer products, led to the improved results. Increased legal costs in the most recent quarter were more than offset by lower product development spending. Net income of $274,000 for the third quarter 2000 included increased interest expense while a net loss of $326,000 in the comparable three-month period of last year included payments from Genpharm to reimburse the Company for research costs incurred in prior periods in return for a share of the gross margin of certain products awaiting FDA approval.

       In 1998, the Company and Merck KGaA formed a strategic alliance as a means to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, 13 such products have received FDA approval and 12 are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently ANDAs for 10 additional products covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its development pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution and Supply Agreements-Genpharm, Inc.").

       Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements. No assurance can be given that the Company will obtain any additional products for sale or that sales of additional products will reduce losses or return the Company to profitability. Continuing operating losses will have a materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "-Financial Condition-Liquidity and Capital Resources").

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

Net Sales

       Net sales for the nine-month period ended September 30, 2000 were $61,289,000 compared to net sales of $60,692,000 for the nine-month period ended October 2, 1999. Additional sales from new products, primarily products sold under distribution agreements with Genpharm, offset the termination of the prescription transdermal nicotine patch distribution rights, effective May 31, 1999, and decreased sales of antibiotics due to a supplier's inability to meet the Company's production requirements. The Company has discontinued its antibiotic product line due to continued production issues with suppliers. Total sales of antibiotics were approximately $4,088,000, or 5% of the Company's total net sales in 1999. Net sales of distributed products in the most recent nine months, which consist of products manufactured under contract and licensed products, were approximately 63% of the Company's net sales compared to approximately 66% of net sales in 1999. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. The Company discontinued certain unprofitable products during 1999 following an evaluation of its product line. Although there can be no assurance, it is anticipated that new product introductions will continue to offset decreased sales from the termination of the prescription transdermal nicotine patch distribution rights, loss of the antibiotics business, and to a lesser extent, the discontinued manufactured products.

       Third quarter 2000 net sales of $20,436,000 increased $1,119,000, or 6%, from $19,317,000 in the third quarter of 1999. Increased sales of new products more than offset lower sales of certain existing or discontinued products. Net sales of distributed products were approximately 66% of the Company's total net sales in the most recent quarter versus approximately 65% of the total for the same quarter of last year.

       Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

       The gross margin for the nine-month period ended September 30, 2000 increased $2,843,000 to $15,188,000 (25% of net sales) from $12,345,000 (20% of net sales) in the corresponding period of the prior year. Gross margin improvements were attained principally through the sale of new products and lower manufacturing costs, primarily due to the leasing of the Congers Facility in March 1999. The loss of gross margin from the termination of the prescription transdermal nicotine patch distribution rights was partially offset by the sale of distribution rights for a non-prescription transdermal nicotine patch (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation Inc.").

       The third quarter 2000 gross margin of $5,163,000 (25% of net sales) increased $1,093,000 from $4,070,000 (21% of net sales) in the corresponding quarter of the prior year primarily due to additional gross margin contributions from new products.

       Inventory write-offs were $1,010,000 and $180,000 for the nine-month and three-month periods ended September 30, 2000, respectively, compared to $870,000 and $342,000 in the corresponding periods of the prior year. The higher inventory write-offs in the most recent nine-month period were primarily attributable to the discontinuance of a low margin product. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf lives. Inventory write-offs also include work in process inventory not meeting the Company's quality control standards.

Operating Expenses

  Research and Development
       For the nine-month period ended September 30, 2000, research and development expenses of $5,334,000 increased $579,000, or 12%, from $4,755,000 for the nine-month period ended October 2, 1999. The higher expenditures, primarily attributable to increased bio-study activity, personnel and material costs, were partially offset by lower payments to purchase rights to pharmaceutical processes and for formulation development work performed for PRI by unaffiliated companies. The Company conducts part of its research and development in Israel through IPR. Following the acquisition of the remaining interests of IPR in 1997, the Company's domestic research and development program was integrated with that of IPR. Research and development expenses at IPR in the most recent nine-month period were $935,000, net of Generics funding, compared to expenses of $831,000 in the same period of the prior year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to $1,000,000 in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

       In the three-month period ended September 30, 2000, research and development expenses were $879,000 compared to $2,038,000 in the same period of last year. Lower payments to unaffiliated development companies, reimbursement of certain expenses by Genpharm and the timing of bio-studies resulted in lower spending in the most recent three-month period. Third quarter 2000 research and development expenses of $313,000 for IPR, net of funding from Generics, were comparable to the $302,000 spent in the corresponding quarter of the prior year.

       The Company has ANDAs for six potential products, two of which have been tentatively approved, pending with and awaiting approval from, the FDA as a result of its product development program. The Company has in process or expects to commence biostudies for at least two additional products in 2000. None of these products are included as part of the Genpharm Distribution Agreement.

       As part of the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are ANDAs for 10 potential products that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing 12 products under the Genpharm Distribution Agreement and anticipates introducing at least one more product in 2000 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

  Selling, General and Administrative
       Selling, general and administrative costs of $11,205,000 (18% of net sales) for the nine-month period ended September 30, 2000 increased $1,877,000, or 20%, from $9,328,000 (15% of net sales) in the corresponding period ended October 2, 1999. The increase was primarily attributable to higher legal costs for a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       Selling, general and administrative costs of $3,845,000 (19% of net sales) in the third quarter 2000 increased $983,000, or 34%, from $2,862,000 (15% of net sales) for the corresponding three-month period of last year primarily due to higher legal expenses.

Other Income

       Other income of $504,000 and $112,000 for the nine-month and three-month periods ended September 30, 2000, respectively, decreased from $658,000 and $497,000 in the corresponding periods of 1999, primarily due to lower payments from strategic partners to reimburse the Company for research costs incurred in prior periods in return for a share of the gross margin of certain products awaiting FDA approval.

Income Taxes

       Management has determined, based on the Company's recent performance and uncertainty of the generic pharmaceutical business in which the Company operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Therefore, the Company did not recognize a benefit for its operating losses in any of the nine-month and three-month periods ended September 30, 2000 or the comparable periods ended October 2, 1999 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

       The Company's cash and cash equivalents increased to $353,000 at September 30, 2000 from $222,000 at December 31, 1999. Additional borrowings from the Company's credit line with GECC of $7,272,000 for the nine months ended September 30, 2000 were used primarily to fund increased research and development, legal costs, higher inventory levels and capital projects. Capital projects include expenditures for product development and production equipment and system improvements. Working capital at September 30, 2000 of $18,569,000, which includes cash and cash equivalents, decreased $2,652,000 from $21,221,000 at December 31, 1999. The working capital ratio was 1.70x at September 30, 2000 compared to 2.03x at December 31, 1999.

       The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. At this time, research and development expenses are expected to total approximately $7,500,000 for the year 2000.

       In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under the Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000, subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement. In September 1998, the Company and Elan entered into the Termination Agreement pursuant to which the Company's exclusive distribution rights in the United States for a prescription transdermal nicotine patch ended on May 31, 1999. Pursuant to the Termination Agreement, the Company received a cash payment of $2,000,000 in October 1998 and an additional $1,000,000 in the third quarter of 1999 (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

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

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998, funded approximately $200,000 for IPR for year 1998, $800,000 for year 1999 and $600,000 for year 2000, fulfilling their requirements through September 30, 2000. Generics is not required to fund more than $1,000,000 for any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

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

Financing

       The Company's total outstanding long-term debt, including the current portion, at September 30, 2000 amounted to $1,131,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

       Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of September 30, 2000, the borrowing base was approximately $15,400,000 and $11,670,000 was outstanding under the line of credit.

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
------  -----------------

       Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent and Trademark Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

       In October 2000, Par received from the FDA tentative approval of its ANDA for megestrol acetate oral suspension. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following court resolution of the patent infringement litigation between Par and BMS.

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


                          PHARMACEUTICAL RESOURCES, INC.
                          -------------------------------
                           (Registrant)




November 14, 2000         /s/   Kenneth  I. Sawyer
                          --------------------------------------------------
                          Kenneth I. Sawyer
                          President, Chief Executive Officer and Chairman of
                            the Board of Directors
                          (Principal Executive Officer)




November 14, 2000         /s/ Dennis J. O'Connor
                          ------------------------------------------------------
                          Dennis J. O'Connor
                          Vice President - Chief Financial Officer and Secretary
                          (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

  Exhibit Number                  Description                  Page Number
  --------------                  -----------                  ----------

       27                       Financial Data Schedule            19