Form 10-K405
period 2000-12-31
PHARMACEUTICAL RESOURCES INC
filed 2001-03-30
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

         Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For Fiscal Year Ended December 31, 2000

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

          Registrant's telephone number, including area code: (845) 425-7100

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                    Name of each exchange on which registered

    Common Stock, $.01 par value      The New York Stock Exchange, Inc.
                                      The Pacific Exchange, Inc.

   Common Stock Purchase Rights       The New York Stock Exchange, Inc.
                                      The Pacific Exchange, Inc.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days: Yes x   No
                                                  ---     ---
       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.  Yes x   No
                                 ---     ---

       The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant was $373,111,383 as of March 15, 2001 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").

      Number of shares of the Registrant's common stock outstanding as of
                           March 15, 2001: 29,678,156

                   DOCUMENTS INCORPORATED BY REFERENCE : NONE

          This is page 1 of 87 pages. The exhibit index is on page 33.

                                     PART I

ITEM 1.  Business.

GENERAL

       Pharmaceutical Resources, Inc. ("PRI" or the "Company") is a holding company which, through its subsidiaries, is in the business of developing, manufacturing and distributing a broad line of generic drugs in the United States. PRI operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. PRI was originally organized as a subsidiary of Par under the laws of the State of New Jersey on August 2, 1991. On August 12, 1991, Par effected a reorganization of its corporate structure, pursuant to which PRI became Par's parent company. References herein to the "Company" shall be deemed to refer to PRI and all of its subsidiaries since August 12, 1991, or Par and all of its subsidiaries prior thereto, as the context may require. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (845) 425-7100.

       The Company has strategic alliances with several pharmaceutical and chemical companies providing it with products for sale through distribution, development or licensing agreements. In 1998, the Company entered into the most significant of these alliances when Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany, through its subsidiary Lipha Americas Inc. ("Lipha"), purchased 10,400,000 newly issued shares of the Company's Common Stock. As part of the alliance, the Company obtained the exclusive United States distribution rights to approximately 40 generic pharmaceutical products, pursuant to a distribution agreement between the Company and Genpharm Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA.

       The Company's current product line consists of both prescription and over-the-counter generic drugs. Approximately 103 products representing various dosage strengths for 45 drugs are currently marketed by the Company. Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Generally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs. Generic drugs provide a cost-effective alternative for consumers while maintaining the safety and effectiveness of the brand name pharmaceutical product (see "-Product Line Information").

       The Company markets its products primarily to wholesalers, retail drug store chains, drug distributors and repackagers principally through its own sales staff. Par also has an over-the-counter business through which it sells its products to specific marketing sales organizations that repackage and sell private label products to large chain drug stores. In addition, the Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "-Marketing and Customers").

Recent Developments:

       Results of Operations. In fiscal year 2000, the Company continued to build on the improvements made in fiscal years 1999 and 1998. Sales and gross margin growth, primarily from the introduction of new products, more than offset additional legal costs related to several patent infringement actions and an increased investment in research and development. Gross margins in fiscal year 2000 were 27% of net sales compared to 20% in fiscal year 1999 and 6% in fiscal year 1998, as higher margin contributions from new products more than offset lower contributions from older or discontinued products. The margin growth further reduced operating losses to the lowest level since fiscal year 1994. The improved results were also aided by recent Company restructuring measures designed to reduce costs and increase operating efficiencies. The Company expects to continue its investment in research and development, in addition to seeking new products through joint ventures, distribution, licensing or other agreements. There are currently 19 abbreviated new drug applications ("ANDAs") awaiting approval from the United States Food and Drug Administration ("FDA") that were filed by either the Company or one of its strategic partners for potential products to be sold by the Company upon approval. The Company believes that up to nine of these products could be approved by the FDA and introduced to market during fiscal year 2001. In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30. Accordingly, this Form 10-K includes the financial results for the comparative twelve-month periods ended December 31, 2000, December 31, 1999 and

September 30, 1998, as well as the three-month period ended December 31, 1998 (the "transition period").

       First-to-File Opportunities. The Company believes three ANDAs, one by Par and two by Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, are first-to-file opportunities. Based on current legislation, the Company could have up to 180 days to market the products exclusively upon FDA approval. Par's ANDA filing for megestrol acetate oral suspension, the generic version of Bristol-Myers Squibb's ("BMS") Megace(R) Oral Suspension which had an estimated $180 million of annual sales in 2000, has received tentative approval from the FDA. Alphapharm's ANDA filings, currently under review by the FDA, for flecainide acetate tablets, the generic version of 3M Pharmaceuticals' Tambocor(R) which had an estimated $60 million of annual sales in 2000, and fluoxetine tablets, the generic version of Eli Lilly and Company's ("Eli Lilly") Prozac(R) tablets which had an estimated $65 million of annual sales in 2000, are covered under distribution agreements with the Company. Currently, the Company and Alphapharm are each involved in litigation over these products with their brand-name pharmaceutical companies. The duration and/or final outcome of the litigation and the FDA's treatment of exclusivity are subject to many factors beyond the direct control of Par or Alphapharm. At this time, it is not possible for the Company to predict the probable outcome of these litigations and the impact, if any, that it might have on the Company.

       Par received tentative approval of its ANDA for megestrol acetate oral suspension from the FDA in October 2000. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following court resolution of the patent infringement litigation between Par and BMS.

       As part of its ANDA submission for megestrol acetate oral suspension, Par filed a paragraph IV certification regarding the formulation patent. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension that expires in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent and Trademark Office for Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001.

       Although the Court has disposed of all infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortious interference remain. Par's counterclaims seek an injunction and an award of compensatory and punitive damages. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe Par's megestrol acetate oral suspension formulation patent (see "-Legal Proceedings").

       Marketing of megestrol acetate oral suspension may occur after Par receives final FDA approval. Based on current legislation, final approval will occur when (i) its ANDA submission is approved and (ii) the earlier of 30 months from the date litigation between Par and BMS (commenced October 1999) or the conclusion of successful litigation for Par. However, the granting of a summary judgment in favor of Par, together with the tentative approval received in October 2000 from the FDA are significant positive steps in Par's ability to launch the product.

       Par's patent broadly covers its unique approach to the formulation of the product. Par believes that as a result of the BMS patent and the Par patent, it could be more difficult for other generic companies to develop a product that does not infringe either patent. Non-infringement of both the Par patent and the BMS patent are a requirement for other generic companies to lawfully enter this market. Although Par anticipates that other generic products may ultimately be approved for megestrol acetate oral suspension, it is now possible that there will be fewer market entries over time than typical of a product of this size.

       A generic competitor of the Company will receive 180 days marketing exclusivity for fluoxetine capsules. The Company believes that its fluoxetine tablets, upon receiving FDA approval and the anticipated 180 days of marketing exclusivity as noted above, should be able to compete for a share of the fluoxetine capsule market. Fluoxetine capsules, the generic version of Eli Lilly's Prozac(R) capsules, had estimated annual sales exceeding $2 billion in 2000. Prozac(R) is indicated for the treatment of depression and is one of the worlds largest selling drugs.

       Genpharm/Andrx Agreement. Under an existing profit sharing agreement with Genpharm, PRI will receive an ongoing portion of the profits resulting from Genpharm's recently announced multi-year arrangement with Andrx Corporation ("Andrx"), a pharmaceutical company located in Fort Lauderdale, Florida. The arrangement, which has not been finalized, is expected to settle a dispute between Genpharm and Andrx confirming Andrx' status as the first filer of an ANDA for omeprazole, the generic version of Astra Zeneca's Prilosec(R) which had estimated annual sales in excess of $3.5 billion in 2000. Under the profit sharing agreement with Genpharm, PRI is entitled to receive 30% of the profits Genpharm derives from its arrangement with Andrx regarding omeprazole, including its share of the profits in the event Andrx receives up to 180 days of marketing exclusivity generally granted to first filers.

     Change in Composition of the Board of Directors. At a meeting of the Company's Board of Directors (the "Board") held on March 28, 2001, three members of the Board, Anthony S. Tabaznik and J. Neil Tabaznik (both existing Class I directors) and Stephen A. Ollendorff (one of the Class II directors) resigned and were immediately and simultaneously replaced by Thomas J. Drago, Matthew W. Emmens (the new Class I directors) and John D. Abernathy (the new Class II director). The two former Class I directors had been affiliated with Merck KGaA, which beneficially owns 41.8% of the Company's Common Stock. The Class II director voluntarily resigned from the Board at the request of the Company in order to assist the Company and the Board in satisfying New York Stock Exchange and Securities and Exchange Commission director independence requirements while at the same time retaining the current number of directors on the Board.

       Vesting of Employee Stock Options. At a meeting of the Company's Board held on March 28, 2001, the Board adopted a proposal accelerating the vesting of all stock options held by an employee who is terminated by the Company without cause during the period commencing on the date of such Board meeting and ending on May 31, 2002.

PRODUCT LINE INFORMATION

       The Company operates in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes one product in the semi-solid form of a cream (see "-Research and Development").

       Par markets approximately 58 products, representing various dosage strengths for 22 drugs that are manufactured by the Company and approximately 45 additional products, representing various dosage strengths for 23 drugs that are manufactured for it by other companies (see "-Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations"). Par holds ANDAs for the drugs which it manufactures. Below is a list of drugs manufactured and/or distributed by Par. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

                  Name                      Competitive Brand-Name Drug
                  ----                      ---------------------------
         Central Nervous System:
         Akineton                                    Akineton
         Benztropine Mesylate                        Cogentin
         Carisoprodol and Aspirin                    Soma Compound
         Clonazepam                                  Klonopin
         Cyproheptadine Hydrochloride                Periactin
         Doxazosin Mesylate                          Cardura
         Doxepin Hydrochloride                       Sinequan, Adapin
         Fluphenazine Hydrochloride                  Prolixin
         Imipramine Hydrochloride                    Tofranil
         Meclizine Hydrochloride                     Antivert
         Metaproterenol Sulfate                      Alupent
         Prochlorperazine Maleate                    Compazine
         Triazolam                                   Halcion

         Cardiovascular:

         Acebutolol                                  Sectral
         Amiloride Hydrochloride                     Midamor
         Amiodarone Hydrochloride                    Cordarone
         Captopril                                   Capoten
         Enalapril                                   Vasotec
         Guanfacine                                  Tenex
         Hydralazine Hydrochloride                   Apresoline
         Hydra-Zide                                  Apresazide
         Indapamide                                  Lozol
         Isosorbide Dinitrate                        Isordil
         Minoxidil                                   Loniten
         Nicardipine Hydrochloride                   Cardene
         Sotalol                                     Betapace


         Anti-Inflammatory:

         Aspirin (zero order release)                Zorprin
         Dexamethasone                               Decadron
         Etodolac                                    Lodine
         Ibuprofen                                   Advil, Nuprin, Motrin
         Naproxen Sodium                             Aleve
         Orphengesic/Orphengesic Forte               Norgesic/Norgesic Forte
         Oxaprozin                                   Daypro

         Anti-Infective:

         Acyclovir                                   Zovirax
         Doxycycline Monohydrate                     Monodox
         Silver Sulfadiazine (SSD)                   Silvadene

         Anti-Cancer:
         Hydroxyurea                                 Hydrea
         Megestrol Acetate                           Megace

         Anti-Parkinson:
         Selegiline                                  Eldepryl

         Anti-Diarrhea:
         Diphenoxylate Hydrochloride w/Atrulfate     Lomotil

         Anti-Platelet:
         Ticlopidine Hydrochloride                   Ticlid

         Anti-Gout:
         Allopurinol                                 Zyloprim

         Histamine:
         Ranitidine                                  Zantac

         Anti-Thyroid:
         Methimazole                                 Tapazole

         Ovulation Stimulant:
         Clomiphene                                  Clomid

       The Company seeks to introduce new products not only through its internal research and development program, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As part of that strategy, the Company has pursued and continues to pursue arrangements or affiliations which it believes could provide access to raw materials at favorable prices, share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company's material distribution agreements are described below.

       In March 1999, Par entered into agreements with Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products, to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") and to have Halsey manufacture (the "Halsey Supply Agreement") exclusively for Par certain products previously manufactured by Par at the Congers Facility. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Par has credited any deficiency of minimum purchases required under the Halsey Supply Agreement through September 2000 against the rent payments due pursuant to the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under the agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

       The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 14 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all its sales of the products included in the Genpharm Distribution Agreement.

       In April 1997, Par and BASF Corporation ("BASF"), a manufacturer of pharmaceutical products, entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement"). Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of three products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement had an initial term of three years and would have renewed automatically for successive two-year periods until December 31, 2005, if Par had met certain purchase thresholds. Since Par did not meet the minimum purchase requirement of $29,000,000 worth of one product in the third and final year of the Agreement, BASF had the right to terminate the agreement with a notice period of one year. However, to ensure continuance of product supply, BASF and the Company have agreed in principle to, and are operating under, the terms of a new agreement similar to the terms of the prior agreement, but with lower minimum purchase requirements.

       In June 2000, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into an agreement pursuant to which the Company sold back to Elan all of the Company's remaining distribution rights for a non-prescription transdermal nicotine patch and terminated its right to royalty payments under the September 1998 termination agreement (the "Termination Agreement"). Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive up to an additional $1,000,000 to $1,500,000 subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute an Elan manufactured prescription transdermal nicotine patch in the United States ended on May 31, 1999. The Company began selling Elan's prescription transdermal nicotine patch in January 1998 and paid Elan a percentage of gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the prescription transdermal nicotine patch and a nitroglycerin patch under the Termination Agreement, the Company received payments of $2,000,000 in October 1998 and $1,000,000 in the third quarter of 1999.

RESEARCH AND DEVELOPMENT

       At this time, the Company has approximately 12 products in active development as part of its internal research and development program. The Company expects that approximately seven of these products will be the subject of a biostudy in 2001, but has not filed any ANDAs with respect to such potential products. The Company expects its expenditures for research and development in 2001 to increase to approximately $8,500,000. The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons. The Company's domestic research and development program is integrated with that of Israel Pharmaceutical Resources L.P. ("IPR"), its research facility in Israel.

       The Company, IPR, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR.

       The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or will expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality. The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost between $100,000 to $500,000 per study. During 2000, the Company contracted with outside laboratories to conduct biostudies for six potential new products and will continue to do so in the future. Biostudies must be conducted and documented in conformity with FDA standards (see "-Government Regulation"). In addition, the Company from time to time enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and has advanced funds to several companies for products in various stages of development.

       The research and development of oral solid and suspension products, including preformulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and can depend on, among other things, availability of funding, problems relating to formulation, safety or efficacy or patent issues associated with the product. As a result of its internal product development program, the Company currently has four ANDAs pending with the FDA, two of which have received tentative approval, for potential products which are not subject to any distribution agreements. In addition, there are 15 ANDAs pending with the FDA, that have been filed by the Company or one of its strategic partners, for potential products covered under various distribution agreements. No assurance can be given that the Company will successfully complete the development of products either under development or proposed for development, that it will obtain regulatory approval for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold at a profit. Continued improvement in the Company's financial condition depends upon the acquisition and introduction of new products at profitable prices to replace the loss of revenues from certain older or discontinued products. The failure of the Company to introduce profitable new products in a timely manner could have a material adverse effect on the Company's operating results, prospects and financial condition (see "-Competition").

       For fiscal year 2000, the Company increased research and development spending to $7,634,000 from $6,005,000 and $5,775,000 in fiscal years 1999 and
1998, respectively, and $1,125,000 in the transition period. The current year reflects increased biostudy activity, personnel and material costs. In fiscal years 1999 and 1998, the Company incurred higher payments for purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies. Costs in fiscal years 2000 and 1999, and the transition period are net of funding from Generics pursuant to the Development Agreement and reimbursements from Genpharm for work performed by PRI related to products covered by the Genpharm Distribution Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results-Research and Development").

MARKETING AND CUSTOMERS

       The Company primarily markets its products under the Par label to wholesalers, retail drug store chains, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its own sales staff. Some of the Company's wholesalers and distributors purchase products that are warehoused for certain drug chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Par's over-the-counter business includes selling products to specific marketing sales organizations that repackage and sell private label products to large chain drug stores. The Company promotes its products primarily through incentive programs with its customers, trade shows and advertisements in trade journals.

       The Company has approximately 150 customers, some of which are part of larger buying groups. In fiscal year 2000, the Company's three largest customers in sales volume, McKesson Drug Co., Bergen Brunswig Corporation and AmeriSource Health Corp. accounted for approximately 21%, 9% and 8%, respectively, of its net sales. McKesson Drug Co. sales in fiscal year 2000 include a significant amount related to one of the Company's non-warehousing drug store chain customers. None of these customers has written agreements with the Company. The loss of any of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect upon the Company's operating results and financial condition (see "Notes to Financial Statements-Accounts Receivable-Major Customers").

ORDER BACKLOG

       The dollar amount of open orders, believed by management to be firm, as of December 31, 2000 was approximately $4,400,000, as compared to approximately $4,000,000 at December 31, 1999 and $5,000,000 at December 31, 1998. As the
Company's distribution channels have changed in the last several years as a result of an increase in sales of generic drugs to wholesalers and drug store chains and a decrease in sales to distributors, the Company's Par label business has increased while the private label business has declined. This change has led to a shift in ordering patterns as Par label products require less lead-time than private label. Although the current open orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

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

       As other manufacturers introduce generic products in competition with the Company's existing products, its market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products prior to the Company. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depend, in large part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

       The Company believes that consolidation among wholesalers and retailers, the formation of large buying groups and competition between distributors have resulted in additional pricing pressures. In addition, aggressive pricing strategies by some distributors attempting to maintain or increase market share have adversely affected the Company's ability to market its products. After years of severe price deterioration in the generic drug market, certain industry leaders began raising prices on selected products in 1998 and 1999. Although the Company continues to experience low margins on some of its products, the current pricing environment has contributed to the continued improvement in the Company's overall gross margin and operating results over the last several years (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

EMPLOYEES

       As of December 31, 2000, the Company had approximately 297 employees compared to 275 and 321, respectively, at December 31, 1999 and 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Impairment/Restructuring Charge").

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

       In addition to the Federal government, states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand-name drugs. The Company's operations are also subject to regulation, licensing requirements and inspection by the states in which they are located and/or conduct business.

       The Company also is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, and equal employment opportunity.

       The Federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement, as the Company has, with the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar state agreements.

ITEM 2.  Properties.

       The Company owns its executive offices and a substantial portion of its production and domestic research facilities which are housed in an approximately 92,000 square foot facility built to Par's specifications. The building, occupied by Par since fiscal year 1986, also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Spring Valley, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion.

       The Company owns another building in Spring Valley, New York, across the street from its executive offices, occupying approximately 36,000 square feet on two acres. This property was acquired in fiscal year 1994 and is used for offices and warehousing. The purchase of the land and building was financed by a mortgage loan.

       Par owns a third facility of approximately 33,000 square feet located on six acres in Congers, New York, which prior to March 1999, was used by the Company for product manufacturing and tablet coating. Beginning in fiscal year 1998 through 2000, the Company outsourced these operations to BASF and Halsey.

In March 1999, Par entered into an agreement to lease the facility and related machinery and equipment to Halsey. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Under the Halsey Supply Agreement, Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility (see "Notes to the Financial Statements-Lease Agreement" and "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

       Par occupies approximately 47,000 square feet in a building located in Spring Valley, New York for warehouse space under a lease that expires December 2004. The Company has the option to extend the lease for two additional five-year periods.

       The Company did not renew its lease, which expired in November 2000, for an 11,000 square foot facility in Upper Saddle River, New Jersey, used for certain manufacturing operations. In December 1999, Genpharm began manufacturing the product for the Company that was previously produced at this facility.

       IPR leases approximately 13,000 square feet in Even Yehuda, Israel for product research and development. The lease expires in May 2002 and has one 35-month renewal option. The Company guarantees IPR's obligations under the lease.

       The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" and "Notes to Financial Statements-Long-Term Debt" and "-Commitments, Contingencies and Other Matters-Leases").

ITEM 3.  Legal Proceedings.

       Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent and Trademark Office for Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001.

       Although the Court has disposed of all infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortious interference remain. Par's counterclaims seek an injunction and an award of compensatory and punitive damages, and may ultimately be tried before a jury. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

       Par received tentative approval of its ANDA for megestrol acetate oral suspension from the FDA in October 2000. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following court resolution of the patent infringement litigation between Par and BMS.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

       The rules promulgated by the Securities and Exchange Commission may permit the Company to exercise discretionary authority to vote on shareholder proposals at the 2001 Annual Meeting of Shareholders if proposals are not included in the proxy statement relating to such meeting and the Company does not have notice of the proposal a reasonable time before the Company mails its proxy materials for such Meeting.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

       (a) Market information. The Company's Common Stock is traded on The New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol "PRX." The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's three most recent calendar years.

                                       Year Ended In

Quarter Ended           2000                  1999                  1998
-------------   --------------------  -------------------- ------------------
                   High        Low       High       Low        High       Low
                   -----       ---       ----       ---        ----       ---
March 31          $7.63      $4.06      $7.69      $4.13      $4.75      $1.44
June 30            7.06       4.44       8.69       6.50       5.00       3.56
September 30       7.44       4.75       8.44       5.06       6.31       3.81
December 31        8.13       6.06       6.38       4.56       4.75       3.25

       (b) Holders. As of March 15, 2001, there were approximately 2,549 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

        (c)Dividends. During fiscal years 2000, 1999, 1998 and the transition period, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition. The Company's current loan agreement with General Electric Capital Corporation ("GECC") prohibits the declaration or payment of any dividend, or the making of any distribution, to any of the Company's stockholders (see "Notes to Financial Statements Short-Term Debt").

       (d) Recent Stock Price. On March 15, 2001, the closing price of a share of the Common Stock on the NYSE was $12.65 per share.

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

ITEM 6.  Selected Financial Data

                                                             Three
                                    Twelve Months Ended      Months       Twelve Months Ended
                                    -------------------      Ended      -----------------------------
                                    12/31/00     12/31/99   12/31/98    9/30/98    9/30/97    9/30/96
                                    --------     --------   --------    -------    -------    -------
INCOME STATEMENT DATA                                 (In thousands, except per share amounts)
Net sales                            $ 85,022    $ 80,315    $ 16,775    $ 59,705    $ 52,572    $ 57,451
Cost of goods sold                     62,332      64,140      17,105      56,135      49,740      48,299
                                     --------    --------    --------    --------    --------    --------
       Gross margin                    22,690      16,175        (330)      3,570       2,832       9,152
Operating expenses:
   Research and development             7,634       6,005       1,125       5,775       5,843       5,160
   Selling, general and
        administrative                 15,575      12,787       3,611      12,090      11,861      16,660
   Asset impairment/restructuring
        charge                           --          --         1,906       1,212        --           549
                                     --------    --------    --------    --------    --------    --------
       Total operating expenses        23,209      18,792       6,642      19,077      17,704      22,369
                                     --------    --------    --------    --------    --------    --------
       Operating loss                    (519)     (2,617)     (6,972)    (15,507)    (14,872)    (13,217)
Other income, net                         506         906           1       6,261       6,926       2,007
Interest (expense) income                (916)        (63)         89        (382)       (545)        118
                                     --------    --------    --------    --------    --------    --------
Loss from continuing operations
   before provision for income
        taxes                            (929)     (1,774)     (6,882)     (9,628)     (8,491)    (11,092)
Provision for income taxes               --          --          --          --           410        --
                                     --------    --------    --------    --------    --------    --------
Loss income from continuing
   operations                            (929)     (1,774)     (6,882)     (9,628)     (8,901)    (11,092)
Income from discontinued
    operations                            --          --          --          --          --         2,800
                                     --------    --------    --------    --------    --------    --------
Net loss                             $   (929)   $ (1,774)   $ (6,882)   $ (9,628)   $ (8,901)   $ (8,292)
                                     ========    ========    ========    ========    ========    ========

Basic and diluted net loss
 per share of common stock:

Continuing operations                $   (.03)   $   (.06)   $   (.23)   $   (.45)   $   (.48)   $   (.60)
Discontinued operations                  --          --          --          --          --           .15
                                     --------    --------    --------    --------    --------    --------
Net loss                             $   (.03)   $   (.06)   $   (.23)   $   (.45)   $   (.48)   $   (.45)
                                     ========    ========    ========    ========    ========    ========

Weighted average number of
   common and common equivalent
    shares outstanding                 29,604      29,461      29,320      21,521      18,681      18,340
                                     ========    ========    ========    ========    ========    ========


BALANCE SHEET DATA
Working capital                      $ 18,512    $ 21,221    $ 24,208    $ 29,124    $ 15,959    $ 20,716
Property, plant and equipment
   (net)                               23,560      22,681      22,789      24,283      27,832      26,068
Total assets                           89,150      82,686      77,947      82,924      72,697      84,946
Long-term debt, less current
   portion                                163       1,075       1,102       1,143       2,651       2,971
Shareholders' equity                   60,085      60,339      61,191      68,009      57,268      70,624


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------     ----------------------------------------------------------------

       Certain statements in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products as well as certain cost cutting and restructuring measures and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the outcome of any threatened or pending litigation and
(viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-K are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

       The Company's financial results continued to improve in fiscal year 2000 when compared to fiscal years 1999 and 1998. Higher sales and gross margins more than offset additional legal costs related to several patent infringement actions and increased research and development spending. Gross margins in fiscal year 2000 improved to 27% of net sales compared to 20% in fiscal year 1999 and 6% in fiscal year 1998, as higher margin contributions from new products more than offset lower contributions from older or discontinued products. The improved margins further reduced operating losses in fiscal year 2000 to $519,000 from $2,617,000 and $15,507,000 in fiscal years 1999 and 1998, respectively. Operating expenses in fiscal year 1998 included a non-recurring charge of $1,212,000 for asset impairment of the Congers Facility resulting from outsourcing its production volume and subsequently leasing the facility to Halsey. The Company incurred net losses of $929,000, $1,774,000 and $9,628,000 in fiscal years 2000, 1999 and 1998, respectively. The net results in fiscal year 2000 included additional interest expense from higher levels of short-term debt while fiscal year 1998 included non-recurring income of approximately $6,100,000 from the sale and release of product rights to Elan.

       In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30 and, accordingly, reported results for the three-month transition period. The operating loss in the transition period was $6,972,000 compared to $1,992,000 for the corresponding period of the prior year. Although the Company experienced 38% net sales growth in the transition period, primarily from sales of new products, the gross margin declined significantly due to unfavorable overhead variances and additional inventory write-offs. In addition, increased product development activity and higher selling and administrative expenses, as described below, adversely impacted the operating results in the transition period. During the transition period, the Company began implementing certain measures, including discontinuing its manufacturing of certain unprofitable products, in an attempt to reduce operating losses. Accordingly, the Company recorded charges of $1,906,000 in the transition period for asset impairment and restructuring, and $630,000 of additional inventory reserves (see "Notes to Financial Statements Commitments, Contingencies and Other Matters-Asset Impairment/Restructuring").

       In 1998, the Company and Merck KGaA formed a strategic alliance as a means to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing. As part of the alliance, the Company sold Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, 14 such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently 11 ANDAs for additional products, one of which has been tentatively approved, covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. Genpharm pays the research and development costs associated with the products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of the products. The alliance provides the Company with a significant number of potential products for its new product pipeline without the substantial resource commitment, including financial, it would normally take to develop such a pipeline, improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution and Supply Agreements-Genpharm, Inc.").

       Critical to any significant improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to product introductions expected as part of the strategic alliance with Merck KGaA, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements. No assurance can be given that the Company will obtain any additional products for sale. Continuing operating losses will have a materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and market existing products (see "-Financial Condition-Liquidity and Capital Resources").

       The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) pricing and product deletions by competitors (see "Business Marketing and Customers" and "Competition").

Net Sales

       Net sales of $85,022,000 in fiscal year 2000 increased $4,707,000, or 6%, from fiscal year 1999. Additional sales from new products, primarily products sold under distribution agreements with Genpharm, offset the termination of the prescription transdermal nicotine patch distribution rights, effective May 31, 1999, and reduced sales of antibiotics, which decreased due to an inability by suppliers to meet the Company's production requirements. The Company discontinued its antibiotic product line in fiscal year 2000 due to continued production issues with suppliers. Total sales of antibiotics were approximately $4,088,000, or 5% of the Company's total net sales in fiscal year 1999. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 64% of the Company's net sales in both fiscal years 2000 and 1999. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales. The Company discontinued certain unprofitable products following the continued evaluation of its product line. Although there can be no assurance, it is anticipated that new product introductions will continue to offset decreased sales from the termination of the prescription transdermal nicotine patch distribution rights, loss of the antibiotics business, and to a lesser extent, the discontinued manufactured products.

       Net sales of $80,315,000 in fiscal year 1999 increased $20,610,000, or 35%, from fiscal year 1998. The sales increase was primarily attributable to a more favorable pricing environment and additional sales from new manufactured products and products sold under the Genpharm Distribution Agreement. Net sales in fiscal year 1999 of distributed products increased to approximately 64% of the Company's net sales compared to approximately 44% of net sales in fiscal year 1998. The increased percentage of distributed product sales was primarily due to increased sales of products manufactured under the Supply Agreement with BASF. Pursuant to the Termination Agreement with Elan, the Company ceased distributing Elan's transdermal nicotine patch after May 31, 1999. The transdermal nicotine patch accounted for approximately 5% of sales in both fiscal years 1999 and 1998. As a result of an evaluation of its product line, the Company discontinued certain unprofitable products during fiscal year 1999.

       Net sales in the transition period of $16,775,000 increased $4,641,000, or 38%, from net sales in the comparable three-month period of the prior year. The sales growth was primarily attributable to sales of new products, primarily the transdermal nicotine patch manufactured by Elan, and naproxen sodium manufactured by the Company and introduced in October 1998. Net sales of distributed product for the transition period increased to approximately 68% of the Company's total net sales compared to approximately 31% of the total for the same period of the prior year.

       Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service (see "Business Competition").

Gross Margins

       The gross margin in fiscal year 2000 increased $6,515,000 to $22,690,000 (27% of net sales) from $16,175,000 (20% of net sales) in the prior year. Gross margin improvements were attained principally through the sale of new products and lower manufacturing costs, primarily due to the leasing of the Congers Facility in March 1999. The loss of gross margin from the termination of the prescription transdermal nicotine patch distribution rights was partially offset by the sale of distribution rights for a non-prescription transdermal nicotine patch (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation Inc.").

       The gross margin of $16,175,000 (20% of net sales) in fiscal year 1999 increased $12,605,000 from $3,570,000 (6% of net sales) in fiscal year 1998. Gross margin gains were attained principally through a more favorable pricing environment, additional margin contributions from new products and lower inventory write-offs. Although unfavorable overhead variances, due to excess capacity earlier in 1999, adversely affected the overall gross margin, the magnitude of these variances decreased from the prior fiscal year. The Company addressed its excess capacity issues by leasing its under-utilized Congers
Facility in March 1999, work force reductions and write-downs of certain under-utilized assets (see "Notes to Financial Statements Asset Impairment/Restructuring").

       The Company's gross margin was $(330,000) (-2% of net sales) in the transition period compared to $1,504,000 (12% of net sales) in the corresponding quarter of the prior year. Unfavorable overhead variances due to excess capacity following the outsourcing or discontinuing of manufactured products in prior periods, and higher inventory write-offs related to the discontinued products, adversely affected the gross margin in the transition period.

       Inventory write-offs were $1,645,000 in fiscal year 2000 compared to $1,157,000 in the prior year. The higher inventory write-offs in the most recent fiscal year were primarily attributable to a delayed product launch caused by a brand-name company obtaining an additional patent for a product and the discontinuance of additional low margin products. Inventory write-offs taken in the normal course of business are related primarily to the disposal of finished products due to short shelf lives. Inventory write-offs also include work in process inventory not meeting the Company's quality control standards.

       Inventory write-offs of $1,157,000 in fiscal year 1999 returned to more normalized levels from $2,229,000 in fiscal year 1998. Fiscal year 1998 included additional write-offs of material and obsolete inventory of approximately $768,000 due to discontinued products.

       In the transition period, inventory write-offs amounted to $1,478,000 compared to $293,000 in the comparable three-month period of the prior year. The increase was primarily attributable to additional inventory reserves due to discontinued products and the write-off of material and work in process inventory not meeting the Company's quality control standards.

       In fiscal year 2000, the Company's top four selling products accounted for approximately 45% of net sales compared to 47%, 63% and 55%, respectively, of net sales in fiscal years 1999 and 1998, and the transition period. Two of the products in the most recent year were not part of the top four in any of the preceding periods. Although the Company's reliance on its top four products has lessened in 2000, the aggregate sales and gross margin generated by these products continued to account for a significant portion of the Company's overall sales and gross margin. One of the top four products in the three periods preceding 2000, the prescription transdermal nicotine patch, which the Company stopped distributing May 31, 1999, accounted for approximately 5% of net sales in fiscal years 1999 and 1998, 10% of net sales in the transition period and a significant portion of the gross margin in those respective periods. The Company will continue to implement measures to reduce the overall impact of the top four products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

Operating Expenses

  Research and Development

       In fiscal year 2000, research and development expenses of $7,634,000 increased $1,629,000, or 27%, from the prior year. The higher expenditures, primarily attributable to increased bio-study activity, personnel and material costs, were partially offset by lower payments to purchase rights to pharmaceutical processes and for formulation development work performed for PRI by unaffiliated companies. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR in the most recent year were $1,299,000, net of Generics funding, compared to expenses of $1,075,000 for last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to $1,000,000 in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Development Agreement").

       Research and development expenses of $6,005,000 in fiscal year 1999 increased $230,000 from similar expenses in fiscal year 1998. Increased payments in 1999 to purchase rights to pharmaceutical chemical processes and for formulation development work performed for PRI by unaffiliated companies and increased costs by the domestic operation were partially offset by the funding of certain research and development expenses by Generics and Genpharm. In fiscal year 1999, Genpharm reimbursed the Company $587,000 for work performed by PRI related to products covered by the Genpharm Distribution Agreement. Research and development expenses in fiscal year 1999 at IPR were $1,075,000, net of Generics funding, compared to expenses of $1,763,000 in fiscal year 1998.

       Costs for research and development in the transition period of $1,125,000 increased $217,000 from the three-month period ended December 27, 1997. The increased  costs  were  primarily  due to  bio-study  activity  by the  domestic operation during the transition period. Transition period research and development expenses at IPR were $374,000, net of funding from Generics, compared to $442,000 in the corresponding period of the prior year.

       The Company currently has four ANDAs for potential products, two of which have been tentatively approved, pending with and awaiting approval from, the FDA as a result of its internal product development program. The Company has in process or expects to commence biostudies for at least seven additional products in fiscal year 2001. None of these products are included in any of the Company's distribution agreements.

       Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are 11 ANDAs for potential products, one of which has been tentatively approved, that are covered by the Genpharm Distribution Agreement pending with and awaiting approval from, the FDA. To date, the Company is marketing 14 products under the Genpharm Distribution Agreement (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

  Selling, General and Administrative

       Selling, general and administrative costs in fiscal year 2000 of $15,575,000 (18% of net sales) increased $2,788,000, or 22%, from last year's cost of $12,787,000 (16% of net sales). The increase was primarily attributable to higher legal costs, primarily for a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension and, to a lesser extent, for part of the cost of the litigation related to two products covered under the Company's distribution agreements. In addition, the most recent year included higher personnel and accounts receivable collection costs.

       On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001 (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       Selling, general and administrative costs of $12,787,000 (16% of net sales) in fiscal year 1999 increased $697,000 from expenses in fiscal year 1998. The 1999 costs reflect increased advertising and marketing, and strengthening the sales force in anticipation of product introductions and increasing market share of the existing product line, higher legal expenses, and to a lesser extent, additional shipping costs associated with the increased sales level.

       The transition period's selling, general and administrative costs of $3,611,000 (22% of net sales) increased $1,023,000 from $2,588,000 (21% of net sales) in the corresponding period in the prior year. The higher costs were primarily attributable to strengthening the sales force and expanding marketing efforts, which began in the latter half of fiscal year 1998, and to a lesser extent, higher professional fees.

Asset Impairment/Restructuring Charge

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

       The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacturing of the products from such facility. The charge was based on the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment (see "Notes to Financial Statements-Lease Agreement" and "-Commitments, Contingencies and Other Matters-Restructuring and Cost Reductions").

Other Income

       Other income of $506,000 in fiscal year 2000 decreased $400,000 from fiscal year 1999, primarily due to lower payments from strategic partners to reimburse the Company for research costs incurred in prior periods in return for a share of the gross margin of certain products awaiting FDA approval.

       Other income in fiscal year 1999 of $906,000 decreased $5,355,000 from fiscal year 1998. Other income in 1999 consisted primarily of payments from Genpharm to reimburse the Company for research costs incurred in prior periods in return for a share of gross margin from three products currently awaiting approval from the FDA. The decrease from the prior year was primarily attributable to income from the sale and release of product rights to Elan in fiscal year 1998 (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

Income Taxes

       Management has determined, based on the Company's recent performance and the uncertainty of the generic drug business in which it operates, that future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. Accordingly, the Company did not recognize a benefit for its operating losses in fiscal years 2000, 1999, 1998 and the transition period (see "Notes to Financial Statements Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

       The Company's cash and cash equivalents increased to $222,000 at December 31, 2000 from $176,000 at December 31, 1999. In fiscal year 2000, increases in accounts receivable, research and development, legal expenses and capital investments were funded by borrowings of $5,775,000, primarily from the Company's credit line with GECC. Capital investments include expenditures for product development and production equipment and system improvements. Working capital at December 31, 2000 of $18,512,000, which includes cash and cash equivalents, decreased $2,709,000 from $21,221,000 at December 31, 1999. The working capital ratio was 1.65x at December 31, 2000 compared to 2.03x at December 31, 1999.

       The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. At this time, research and development expenses, including payments to non-affiliated companies, are expected to total approximately $8,500,000 in fiscal year 2001.

       In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under the September 1998 Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000, subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement. Pursuant to the Termination Agreement, the Company's exclusive distribution rights in the United States for a prescription transdermal nicotine patch ended on May 31, 1999 and the Company received payments of $2,000,000 and $1,000,000, respectively in October 1998 and the third quarter of 1999. The Company also received payments of approximately $5,700,000 in May 1998, which included approximately $2,100,000 as a prepayment of a promissory note, in return for relinquishing certain product distribution rights to Elan under a prior distribution agreement. The proceeds from these payments were used to reduce outstanding revolving credit line balances at that time (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

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

       In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee will be amortized by the Company over a projected revenue stream from the products when launched by the third party (see "Notes to Financial Statements-Profit Sharing Agreement").

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998, funded approximately $200,000 for IPR for fiscal year 1998, $800,000 for fiscal year 1999 and $800,000 for fiscal year 2000, fulfilling their requirements through December 31, 2000. Generics is not required to fund more than $1,000,000 for any one-calendar year (see "Notes to Financial Statements-Research and Development Agreement").

       On June 30 1998, Merck KGaA, through its subsidiary Lipha, paid the Company $20,800,000, or $2.00 per share, for 10,400,000 newly issued shares of PRI's Common Stock. The Company used approximately $3,600,000 of the net proceeds from the stock sale to repay outstanding advances made to it under its existing line of credit and the remainder was used for working capital (see "Notes to Financial Statements Strategic Alliance").

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

Financing

       At December 31, 2000, the Company's total outstanding short-term and long-term debt, including the current portion, amounted to $10,021,000 and $1,212,000, respectively. The short-term debt consists of the outstanding amount due under the Company's line of credit with GECC and the long-term debt consists of an outstanding mortgage loan with a bank and capital leases for computer equipment (see "Notes to Financial Statements-Long-Term Debt").

       Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC in December 1996, which as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible account receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In March 2001, GECC waived certain events of default related to the earnings before interest and taxes financial covenant and amended the financial covenants of Par. As of December 31, 2000, the borrowing base was approximately $18,600,000 and $10,021,000 was outstanding under the line of credit.

       At December 31, 2000, the Company's outstanding balance on a mortgage loan with a bank was $893,000. The mortgage loan, in the original principal amount of $1,340,000, was borrowed in May 1994. The loan bears interest during the first five years of its term at a rate of 8.5% per annum and thereafter at the Prime Rate plus 1.75%. It is due in equal monthly installments until May 1, 2001, at which time the remaining principal balance, with interest, is due. The loan is secured by certain real property (see "Business Property"). In addition, the Company had amounts outstanding under capital leases of $319,000 (see "Notes to Financial Statements Long-Term Debt").

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

                                 Not applicable.

ITEM 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------
         See Index to Financial Statements.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------   ---------------------------------------------------------------

         Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------
Directors

       The Company's Certificate of Incorporation provides that its Board of Directors (the "Board") is divided into three classes, with the term of office of one class expiring each year. The Class I directors of the Company have terms which expired in 2000, and Class II and Class III directors of the Company have terms which expire in 2001 and 2002, respectively. The following table sets forth certain information with respect to each of the current Class I, II and III directors (taking into account the resignation and replacement of the three directors on March 28, 2001) and the year each was first elected as a director:

Class I

Name                                                 Age (as       Year of First
                                                     of 3/01)        Election

Thomas J. Drago(1)...............................      43               2001

    Since 1990, a partner of Coudert Brothers, a law firm.

Matthew W. Emmens(1).............................      49               2001

    Since   June   1999,   President   and  Chief
    Executive  Officer  of  EMD  Pharmaceuticals,
    Inc.,   a   pharmaceutical   company  and  an
    affiliate of Merck KGaA. From January 1997 to
    June  1999,  President  and  Chief  Executive
    Officer of Astra Merck Pharmaceuticals, Inc., a pharmaceutical company. From January 1992 to January 1997, Vice President of Sales and
    Marketing  of  Astra  Merck  Pharmaceuticals,
    Inc.


Class II

Kenneth I. Sawyer(1).............................      55               1989

    Since October 1990,  Chairman of the Board of
    the  Company.   Since  October  1989,   Chief
    Executive   Officer  of  the  Company.   From
    October 1989 until January 2001, President of the Company.

Mark Auerbach(1)(2)..............................      62               1990

    Since June 1993,  Senior Vice  President  and
    Chief  Financial  Officer of  Central  Lewmar
    L.P.,  a  distributor  of fine  papers.  From
    December   1995  to   January   1999,   Chief
    Financial Officer of Oakhurst Company,  Inc.,
    and  Steel  City  Products,   Inc.,   each  a
    distributor of automotive products, and Chief
    Executive Officer of Oakhurst  Company,  Inc.
    from December 1995 to May 1997. Also a director of Oakhurst Company, Inc.

John D. Abernathy(1)(2)...........................     63               2001

    Since January 1995,  Chief Operating  Officer
    of Patton Boggs LLP, a law firm.  Director of
    Oakhurst  Company,  Inc.,  a  distributor  of
    automotive  products,  Steel  City  Products,
    Inc., a distributor  of  automotive  products
    and   Barringer    Technologies,    Inc.,   a
    manufacturer of analytical instruments for chemical sensing.


Class III

Francis Michael J. Urwin(1)......................      48               1998

    Since April 1999,  Chief  Executive  Officer,
    and  from  1991  until  April   1999,   Group
    Financial Director (Chief Financial Officer),
    of Merck Generics Group BV; director of Merck
    Generics  Group BV, Merck  Generics  Limited,
    Generics (UK) Ltd., Generics  Pharmaceuticals
    Limited,    Genpharm   Limited,    Biokinetix
    Limited,   MacDermot   Laboratories  Limited,
    Merck Hoei Ltd., MDCI Ltd. and Merck Generics
    Holding GmbH.

Klaus H. Jander(1)(2)............................      60               1998

    Since  1990,  a partner  of  Clifford  Chance
    Rogers & Wells LLP, a law firm. Since 1997, a member of the Executive Committee of Clifford
    Chance Rogers & Wells LLP.

(1)   A member of the Compensation and Stock Option Committee of the Board.
(2)   A member of the Audit Committee of the Board.

Executive Officers

       The executive officers of the Company consist of Mr. Sawyer as Chief Executive Officer and Chairman of the Board and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of Par consist of Mr. Sawyer as Chief Executive Officer and Chairman, Mr. O'Connor as Vice President, Chief Financial Officer and Secretary and Scott Tarriff as Executive Vice President of Business, Sales and Marketing. Mr. O'Connor, age 49, has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. Since January 1998, Mr. Tarriff has served as Executive Vice President of Business, Sales and Marketing of Par. From June 1989 to January 1998, Mr. Tarriff, age 41, was an employee of Bristol-Myers Squibb Company, a drug manufacturer, serving as Senior Director of Marketing, Business Development and Strategic Planning from 1995 to 1997 and Director of Marketing from 1992 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

       As a public company, the Company's directors, executive officer and more than 10% beneficial owners of the Company's Common Stock are subject to reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 2000, all such required reports were filed on a timely basis.

ITEM 11.  Executive Compensation.

       The following table sets forth compensation earned by or paid, during fiscal years 2000, 1999 and 1998, to the Chief Executive Officer of the Company and the two other most highly compensated executive officers of the Company and/or Par who earned over $100,000 in salary and bonus at the end of fiscal year 2000 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years. The amounts set forth in the table do not include compensation earned by or paid to the Named Executives during the transition period.

                           Summary Compensation Table

                                     Annual Compensation             Long-Term Compensation
                                 -----------------------------    -----------------------------
                                                                    Restricted       Securities
Name and                   Fiscal                                      Stock         Underlying         All Other
Principal Position          Year       Salary ($)     Bonus($)    Awards($)(1)       Options(#)     Compensation($)
------------------          ----       ----------     --------    ------------       ----------     ---------------
Kenneth I. Sawyer,         2000          $355,175      -              -                -                $176,482(2)
Chief Executive Officer    1999          $350,000      -              -                -                $132,464(2)
and Chairman               1998          $350,000      -              -                500,000            $2,901(2)

Dennis J. O'Connor         2000          $150,700       $5,000        -                 30,000(5)         $3,506(3)
Vice President             1999          $143,150      -              -                -                  $2,199(3)
Chief Financial            1998          $142,500      -              -                 37,500            $2,191(3)
Officer and Secretary

Scott Tarriff              2000          $185,000      $42,000        -                -                  $5,318(4)
Executive Vice             1999          $185,000      $50,000        -                -                  $3,574(4)
President of Business,     1998          $124,519      -              -                200,000               $46(4)
Sales and Marketing (Par)

(1) The Named Executives did not hold any shares of restricted stock at the end of 2000.
(2) Includes insurance premiums paid by the Company for term life insurance for the benefit of Mr. Sawyer of $74 for each of the fiscal years 2000, 1999 and 1998 and $5,250 for contributions to the Company's 401k Plan for fiscal year 2000. In addition, includes $129,477 for each of the fiscal years 2000 and 1999 for the forgiveness of a loan from the Company and $40,000 paid to Mr. Sawyer for a portion of the $83,509 owed to him pursuant to his employment agreement for annual cost of living increases since 1996. Also includes $1,681, $2,913 and $2,827 in fiscal years 2000, 1999 and 1998, respectively, for the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if premiums were advanced to Mr. Sawyer without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company.
(3) Includes $56, $53 and $53 for insurance premiums paid by the Company for term life insurance for the benefit of Mr. O'Connor for fiscal years 2000, 1999 and 1998, respectively, and $3,450, $2,146 and $2,138 for contributions to the Company's 401k Plan for fiscal years 2000, 1999 and 1998, respectively.
(4) Includes $68, $68 and $46 for insurance premiums paid by the Company for term life insurance for the benefit of Mr. Tarriff in fiscal years 2000, 1999 and 1998, respectively, and $5,250 and $3,506 for contributions to the Company's 401k Plan for fiscal years 2000 and 1999.
(5) Represents options granted under the Company's 2000 Performance Equity Plan (the "2000 Plan").

       In the transition period, the compensation earned by or paid to Messrs. Sawyer, O'Connor and Tarriff amounted to $94,230, $37,692 and $49,807, respectively. Other compensation for Mr. Sawyer in the transition period included $26,500 for the forgiveness of a loan from the Company.

      The following table sets forth stock options granted to the Named Executives during fiscal year 2000.

                     Stock Option Grants in Last Fiscal Year

                                                                              Potential Realizable Value at
                                                                              Assumed Annual Rates of Stock
                                       Individual Grants                 Price Appreciation for Option Term
                                       -------------------               -----------------------------------
                                      % of Total
                           Shares       Options
                         Underlying   Granted to
                          Options    Employees in   Exercise    Expiration
Name                     Granted(#) Fiscal Year(1)   Price ($)      Date      0%($)       5%($)       10%($)
----                     ----------  ------------   ---------   ----------   ------      ------       ------

Dennis J. O'Connor (2)     15,000        2.73%       $5.500      4/16/05       -        $22,793      $50,367
Dennis J. O'Connor (3)     15,000        2.73%       $5.125      7/17/10       -        $48,346      $122,519

(1) Represents the percentage of total options granted to employees of the Company during fiscal year 2000.
(2) Represents options granted pursuant to the 2000 Plan on April 17, 2000, one-third of which became exercisable October 17, 2000, one-third of which become exercisable on October 17, 2001 and one-third of which become exercisable on October 17, 2002.
(3) Represents options granted pursuant to the 2000 Plan on July 18, 2000, one-fifth of which becomes exercisable each year on the anniversary date of the grant.

       The following table sets forth certain information with respect to the number of unexercised stock options and the value of in-the-money options held by the Named Executives as of December 31, 2000. There were no stock options exercised by the Named Executives during fiscal year 2000.

                  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                     Number of Securities        Value of Unexercised
                                                    Underlying Unexercised       In-the-Money Options
                                                     Options at FY-End (#)         at FY-End ($)(1)
                          Shares
                        Acquired on      Value
Name                    Exercise (#)  Realized($)  Exercisable  Unexercisable   Exercisable  Unexercisable
----                    ------------  -----------  -----------  -------------   -----------  -------------
Kenneth I. Sawyer            -            -          -           500,000            -        $2,343,750
Scott Tarriff                -            -          -           200,000            -         1,087,500
Dennis J. O'Connor           -            -          47,500       43,334        $191,823        131,253

(1)Based upon the closing price of the Common Stock on December 31, 2000 of $6.94.

Compensation of Directors

       For service on the Board, Directors who are not employees of the Company or any of its subsidiaries and who are deemed to be independent under the Audit Committee Rules of the New York Stock Exchange receive an annual retainer of $12,000, a fee of $1,000 for each meeting of the Board attended, in person or by teleconference, and a fee of $750 for each committee meeting attended in person or by teleconference, subject to a maximum of $1,750 per day. Chairmen of committees received an additional annual retainer of $5,000 per committee. New non-employee Directors are granted options to purchase 5,000 shares Common Stock on the date initially elected to the Board and on each following day on which the shareholders elect directors pursuant to the Company's 1997 Directors' Stock Option Plan (the "Directors' Plan"). Non-employee Directors are entitled to only one automatic option grant each year but are also entitled to an annual grant of an option to purchase an additional 6,000 shares of Common Stock if, for such year, they own at least 2,500 shares of issued Common Stock for each series of additional 6,000 options granted under the Directors' Plan. These additional options are subject to forfeiture if, in certain circumstances, the non-employee Director sells Common Stock of the Company. Directors who are employees of the Company received no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings. Messrs. A. Tabatznik and N. Tabatznik, former Directors of the Company, and Messrs. Urwin and Jander waived their rights to receive options to purchase Common Stock under the Directors' Plan for fiscal years 2000, 1999 and 1998. In addition, Messrs. Ollendorff, A. Tabatznik, and N. Tabatznik, former Directors of the Company, and Mr. Urwin waived their receipt of cash compensation for service on the Board for the same periods. Messrs. Abernathy, Drago and Emmens were not Directors in fiscal year 2000 and consequently were not entitled to receive any compensation in fiscal year 2000.

Employment Agreements and Termination Arrangements

       The Company and Mr. Sawyer entered into an amended and restated employment agreement, dated as of January 12, 2001, which provides for his employment until the earlier to occur of a change in control as (as such term is defined in the Agreement), the election of a new chief executive officer, September 30, 2001, or termination of his employment. After September 30, 2001, Mr. Sawyer's role with the Company will be solely as its Chairman of the Board and he will be permitted to engage in other employment activities so long as such activities do not directly compete with the Company's business. As long as Mr. Sawyer is employed under the agreement in any capacity, he will be paid a base annual salary equal to $395,163.

       Mr. Sawyer's agreement provides for certain payments upon termination of his employment. Upon termination of his employment for Cause (as such term is defined in the Agreement) prior to September 30, 2001, the Company will pay Mr. Sawyer his base salary through the termination date. If Mr. Sawyer's employment is terminated for Cause after September 30, 2001, the Company will pay him a single lump sum equal to his base salary through the termination date and $1,000,000.

       Upon termination of Mr. Sawyer's employment without Cause by the Company or for the Company's material breach, or by reason of his death or disability, Mr. Sawyer, or his estate, as the case may be, will be entitled to receive a single lump sum equal to his base salary through the termination date and $1,000,000. In addition, the Company will continue to pay for one year from the termination date all life insurance, medical, health and accident, and disability plans and programs for his benefit.

       If Mr. Sawyer terminates his employment with the Company prior to September 30, 2001 (other than for the Company's material breach), the Company will pay him his base salary and benefits through the termination date. If Mr. Sawyer terminates his employment after September 30, 2001 (for any reason), the Company will pay him a single lump sum equal to his base salary and benefits through the termination date and $1,000,000.

       In addition, the Company has agreed to forgive, in equal monthly amounts until September 30, 2001, the final one-third principal amount (plus accrued interest on the forgiven portion) of a promissory note pertaining to a loan made by the Company to Mr. Sawyer in 1998. If, however, his employment is terminated prior to September 30, 2001 for Cause, the principal amount (and accrued interest) outstanding as of the termination date will not be forgiven.

       At a meeting of the Board in March 2001, a committee of directors of the Board consisting of Messrs. Jander and Auerbach was formed to address what Mr. Sawyer's continuing role will be with the Company, including his responsibilities and time commitment, subsequent to September 30, 2001 in his capacity as Chairman of the Board.

       The Company entered into a severance agreement with Mr. O'Connor, dated October 23, 1996. The agreement provides, with certain limitations, that upon the termination of Mr. O'Connor's employment by the Company for any reason other than for cause or by Mr. O'Connor for good reason or following a change of control (as such terms are defined in the agreement), Mr. O'Connor is entitled to receive a severance payment. The amount of the payment is to be equal to twelve months of his salary at the date of termination.

       The Company entered into an employment agreement with Mr. Tarriff, dated February 20, 1998. In the event of termination of Mr. Tarriff's employment after one year of employment by Mr. Tarriff for good reason or by the Company without cause (as such terms are defined therein), Mr. Tarriff is entitled to receive a severance payment equal to one year of his then current salary less any amount of compensation paid by a new employer for the balance of the year from the termination date. In connection with Mr. Tarriff's employment by the Company, he was granted options to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share.

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

       The  Company  has a  defined  contribution,  social  security  integrated
Retirement Plan (the "Retirement Plan") providing retirement benefits to eligible employees as defined in the Retirement Plan. The Company has suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan are no longer entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

Additional Information With Respect To Compensation Committee Interlocks and Insider Participation

       The   Compensation   and  Stock  Option   Committee  (the   "Compensation
Committee") of the Board consists of the entire Board of Directors, namely, Messrs. Drago, Emmens, Sawyer, Auerbach, Abernathy, Urwin and Jander.

       Thomas J.  Drago,  a  director  of the  Company,  is a partner of Coudert
Brothers, a law firm that provides legal services to Merck KGaA, which beneficially owns 41.8% of the Company's Common Stock. Mr. Francis Michael J. Urwin, a director of the Company, is Chief Executive Officer and director of Merck Generics Group BV, a subsidiary of Merck KGaA. Matthew W. Emmens, a director of the Company, is President and Chief Executive Officer of EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA. The Company, Genpharm and its affiliate are presently parties to distribution agreements entered into in 1992, 1993 and 1998. Under such distribution agreements, payments by the Company to Genpharm and an affiliate amounting to approximately $9,200,000, and $4,400,000 in fiscal years 2000 and 1999, respectively, accounted for more than five percent (5%) of the Company's consolidated revenues for those respective years. Further, Generics and the Company are parties to a development agreement pursuant to which each of Generics and the Company are funding one-half of the costs of the operating budget of IPR in exchange for the exclusive rights to manufacture and distribute products developed by IPR worldwide (except for the United States). Both Generics and Genpharm are subsidiaries of Merck KGaA.

     Mr. Kenneth I. Sawyer, the Chairman and Chief Executive Officer of the Company, serves as a director of Authorgenics, Inc., a developer of software ("Authorgenics"), and until September 1998, Mr. Stephen A. Ollendorff, a former director of the Company, served as a director and Executive Vice President of Authorgenics. Mr. Ollendorff was not granted any cash compensation for his service as director or Executive Vice President of Authorgenics. At December 31, 2000, the Company owned approximately 1% of Authorgenics and has the exclusive rights to market to the pharmaceutical industry certain software currently in development.

       At various times during fiscal years 1996 and 1997, the Company made unsecured loans to Mr. Sawyer. Such loans are evidenced by a single promissory note bearing interest at the rate of 8.25% per annum. Interest and principal are due on the earlier of September 30, 2001, or the termination of Mr. Sawyer's employment with the Company. As of December 31, 2000, the outstanding principal balance of the note, plus accrued interest, was approximately $103,000. As part of Mr. Sawyer's compensation, the Company agreed to forgive the note over a three-year period, provided that Mr. Sawyer remains employed by the Company (see "Executive Compensation Employment Agreements and Termination Arrangements").

         Stephen A. Ollendorff, a former director of the Company and a director for the entire fiscal year 2000, is Of Counsel to the law firm of Kirkpatrick & Lockhart LLP, which currently provides legal services to the Company, and provided legal services to the Company in fiscal years 2000 and 1999. During the Company's 1998 fiscal year, Mr. Ollendorff was Of Counsel to the law firm of Hertzog, Calamari & Gleason, which received fees and expenses in fiscal year 1998 for various legal services rendered to the Company. In addition, Mr. Ollendorff is a consultant to the Company and was paid approximately $79,000 and $77,000 in fiscal years 2000 and 1999, respectively, pursuant to a renewable one-year consulting agreement. In March 2001, the Board requested that Mr. Ollendorff voluntarily resign from the Board at the request of the Company in order to assist the Company and the Board in satisfying New York Stock Exchange and Securities and Exchange Commission director independence requirements, while at the same time retaining the current number of directors on the Board. In connection with his resignation from the Board, Mr. Ollendorff's consulting agreement with the Company has been renewed for an additional one-year period and, as long as the consulting agreement is in effect, he will continue to receive stock options as if he were still a member of the Board. In addition, the Board waived all potential penalty provisions, including forfeiture provisions, under the Directors' Plan with regard to his currently held stock options as a result of his resignation from the Board.

Compensation and Stock Option Committee Report

       The Compensation Committee approves the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. In fiscal year 2000, the Board, acting in its role as the Compensation Committee, at one of its Board meetings acted on matters requiring Compensation Committee action. The Board also acted by unanimous written consent on one additional matter requiring Compensation Committee action. In reviewing overall compensation for fiscal year 2000, the Compensation Committee focused on the Company's objectives to attract executive officers of high caliber from larger, well-established pharmaceutical manufacturers, to retain the Company's executive officers, to encourage the highest level of performance from such executive officers and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize specific formulae or guidelines in reviewing and approving executive compensation.

       Elements of Executive Officer Compensation Program. The key elements of the Company's executive officer compensation program consist of base salary, annual bonus, stock options and other incentive awards through participation in the Company's 1990 Stock Incentive Plan and 2000 Plan. In awarding or approving compensation to executive officers in fiscal year 2000, the Compensation Committee considered the present and potential contribution of the executive officer to the Company and the ability of the Company to attract and retain qualified executive officers in light of the competitive environment of the Company's industry and the Company's financial condition.

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

       The Compensation Committee, in determining the annual bonuses to be paid to the Company's executive officers for fiscal year 2000, considered the individual's contribution to the Company's performance as well as the Company's financial performance and assessments of each executive officer's participation and contribution to the other factors described above, as opposed to determination by reference to a formal, goal-based plan. The non-financial measures varied among executive officers depending upon the operations under their management and direction.

       Stock Options and Other Awards. The Company's 2000 Plan, as amended by the Board to be a non-qualified, broad-based option plan not subject to shareholder approval, provides for stock option and other equity-based awards. Under such Plan, the size of each award and the persons to whom such awards are granted is determined by the Compensation Committee based upon the nature of services rendered by the executive officer, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Compensation Committee believes that grants of stock options will enable the Company to attract and retain the best available talent and to encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executive officers with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and benefit correspondingly with increases in the price of the Common Stock.

       Compensation Committee's Actions for fiscal year 2000. In determining the amount and form of executive officer compensation to be paid or awarded for fiscal year 2000, the Compensation Committee considered the criteria discussed above. Based upon the Compensation Committee's review of the Company's performance following the conclusion of fiscal year 2000, the Company granted a cash bonus to Messrs. Tarriff and O'Connor, two of the Named Executives, in the amounts of $42,000 and $5,000, respectively. The Compensation Committee did not award cash bonuses or stock options to any other Named Executive in fiscal year 2000.

       Chief Executive Officer Compensation. The Compensation Committee approved an employment agreement in October 1992 for Mr. Sawyer, which agreement was amended in April 1998 and further amended on January 12, 2001. In approving such employment agreement, the Compensation Committee authorized a base annual salary for Mr. Sawyer of $395,163. The employment agreement provides for an annual increase based on the Consumer Price Index during Mr. Sawyer's employment.

Compensation and Stock Option Committee

     The Compensation and Stock Option Committee members include Kenneth I. Sawyer, Mark Auerbach, Klaus H. Jander, Thomas J. Drago, Matthew W. Emmens, John
D. Abernathy and Francis Michael J. Urwin. Stephen A. Ollendorff, Anthony S. Tabatznik and J. Neil Tabatznik, former members of the Board, were members of the Compensation and Stock Option Committee during fiscal year 2000.

Performance Graph

       The graph below compares the cumulative total return of the Company's Common Stock with the cumulative total return of the NYSE Composite Index and the S&P(R) Health Care Drugs Index--Major Pharmaceuticals for the fiscal periods from September 30, 1995 to December 31, 2000, including the transition period ended December 31, 1998. The graph assumes $100 was invested on September 30, 1995 in the Company's Common Stock and $100 was invested on such date in each of the Indexes. The comparison assumes that all dividends were reinvested.

                        INSERT GRAPH

Company / Index              Sep-95   Sep-96    Sep-97    Sep-98    Dec-98   Dec-99   Dec-00
------------------           ------   ------    ------    ------    ------   ------   ------
PHARMACEUTICAL RES INC        $100      $45       $22       $45      $50      $52      $73
NY STOCK EXCHANGE-COMPOSITE   $100     $117      $159      $161      $190     $208     $210
HLTH CARE (DRUGS-MJR PH)-500  $100     $135      $205      $312      $356     $293     $404


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

       The following tables set forth, as of the close of business on March 26, 2001, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedule 13D or Schedule 13G filed with the Commission pursuant to Section 13 of the Exchange Act) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director of the Company, (iii) each Named Executive, as defined in the "Executive Compensation" section of this report, and (iv) all directors and executive officers of the Company as a group (based solely in respect of clauses (ii), (iii) and (iv) upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any equity securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Security Ownership of Certain Beneficial Owners
                                                 Shares of          %
                                                 Common          Common
        Name of Beneficial Owner                 Stock            Stock
        ------------------------                 -----            -----

        Merck KGaA(1)........................    12,462,972       41.8

        John P. Curran (1).
        Curran Partners, L.P. (2)...........      1,829,400        6.2

(1) The business address of Merck KGaA is Frankfurter Strasse 250, 64271, Darmstadt, Germany. Includes 249,700 shares of Common Stock, which may be acquired by Genpharm, a subsidiary of Merck KGaA, upon exercise of warrants exercisable on or before April 29, 2001. Warrants for 99,700 of such shares have an exercise price of $6.00 per share and warrants for 150,000 of such shares have an exercise price of $10.00 per share. Does not include an additional 1,171,040 shares Common Stock which may be acquired upon exercise of options granted to Merck KGaA and Genpharm. Such options are not exercisable on or before May 25, 2001.

(2) The business address of John P. Curran and Curran Partners, L.P. is 237 Park Avenue, New York, NY 10017. Mr. Curran and Curran Partners, L.P. share voting and dispositive power of 1,653,500 shares of Common Stock, and Mr. Curran has sole voting and dispositive power of an additional 175,900 shares of Common Stock. Mr. Curran is the General Partner of Curran Partners, L.P.

Security Ownership of Management

                                                 Shares of          %
                                                 Common          Common
        Name of Beneficial Owner                 Stock            Stock
        ------------------------                 -----            -----

        Kenneth I. Sawyer(1)..........           133,900            *
        Mark Auerbach (1)(2)..........            62,666            *
        Dennis J. O'Connor(2).........            49,119            *
        Scott Tarriff.................            25,166            *
        Klaus H. Jander(1)............                 0            *
        Francis Michael J. Urwin(1)...                 0            *
        John D. Abernathy(1)..........                 0            *
        Thomas J. Drago(1)............                 0            *
        Matthew W. Emmens(1)..........                 0            *
        All directors and executive officers
          (as of 3/26/01) as a group (nine
          persons)(2)                            270,851            *
------------------------
*      Less than 1%.
(1)    A current Director of the Company.
(2) Includes the following shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or before May 25, 2001 under the Company's stock option plans: Mr. Auerbach - 54,666; Mr. O'Connor - 47,500; and all directors and executive officers as a group (nine persons) - 102,166.

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

       Lipha had the right to designate a majority of the members of the Board as of the closing of the transactions set forth in the Stock Purchase Agreement. Pursuant to this right, Lipha designated Messrs. A. Tabatznik, N. Tabatznik, Jander and Urwin, each of whom was elected by the shareholders of the Company at the Company's annual meetings held in June 1998 or July 1999. Three members of the Board are comprised of Mr. Sawyer and two additional designees of the Board who were in place prior to the closing of the Stock Purchase Agreement (collectively, the "Company Designees"). Such Board had designated Messrs. Auerbach and Ollendorff, each of whom, together with Mr. Sawyer, were elected by the shareholders of the Company at the Company's annual meeting held in June 1998. In addition, Lipha has the right to designate (i) jointly with the Company Designees, two members of the Board to comprise the Audit Committee of the Board and (ii) the President and Chief Operating Officer of the Company. The effect of the foregoing agreement is to afford voting control to the designees of Lipha with respect to matters determinable solely by the Board.

       Lipha has a right of first refusal for a period ending on June 30, 2004 to purchase all, but not less than all, of any equity securities to be sold by the Company pursuant to any proposed non-registered offering or any registered offering solely for cash. If Lipha does not exercise its first refusal rights within 30 days of notice from the Company, the Company may sell such securities to any third party on substantially the same terms and conditions as first offered to Lipha. The holders of the Shares and the Option Shares do not have any preemptive rights.

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

     Distribution Agreement. In connection with the Stock Purchase Agreement, Genpharm and the Company have entered into the Genpharm Distribution Agreement.

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

       Clal Sale Agreement. Pursuant to a letter agreement, dated March 25, 1998, between the Company, Merck KGaA and Clal Pharmaceutical Industries Ltd. ("Clal") (the "Clal Sale Agreement"), Clal sold to Lipha on June 30, 1998, 1,813,272 shares of Common Stock at a price of $2.00 per share. Merck KGaA paid to Clal an additional $1,729,071 on June 30, 2000 for such shares. In addition, Clal has the right to cause Merck KGaA and/or the Company to purchase Clal's remaining 500,000 shares of Common Stock during the five-day period commencing July 5, 2001, in certain circumstances, at a price of $2.50 per share. If Clal does not exercise such right, then Merck KGaA and the Company have the right to cause Clal to sell its remaining shares in open market transactions and Merck KGaA and the Company will purchase from Clal all shares which have not been sold within 90 days. Clal has agreed, for the period ending on July 5, 2001, not to acquire or sell, directly or indirectly, any shares of Common Stock, other than pursuant to the Clal Sale Agreement, enter into any agreement with respect to the voting, holding or transferring of any shares of Common Stock or to propose or participate in any transactions involving the Company or recommend others to take any of such actions.

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

       Development Agreement. The Company, IPR, and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and funded IPR approximately $200,000 for the transition period, $800,000 for 1999 and $800,000 for 2000, fulfilling their requirements through December 31, 2000. Under the Development Agreement, Generics is not required to fund more than $1,000,000 for any one calendar year.

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

     10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985. (11)

     10.8     Par Pension Plan, effective October 1, 1984. (12)

     10.9 Employment Agreement, dated as of October 4, 1992, among the Registrant, Par and Kenneth I. Sawyer. (11)

     10.9.1 Amendment to Employment Agreement, dated as of April 30, 1998, among the Company, Par Pharmaceutical, Inc. and Kenneth I. Sawyer.
              (1)

     10.9.2 Amended and Restated Employment Agreement, dated as of January 12, 2001, among the Company and Kenneth I. Sawyer.

     10.10 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor. (4)

     10.11 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983. (13)

     10.12 Lease Agreement, dated as of January 1, 1993, between Par and po Corporate Park Associates.(14)

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

     10.16    1997 Directors' Stock Option Plan. (1)

     10.16.1  2000 Performance Equity Plan.

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

     10.22 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

     10.23 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation. (17)

     10.24 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. (17)

     10.25.1  First Amendment and Waiver to Loan and Security  Agreement,  dated
              May  22,   1997,   between  Par  and  General   Electric   Capital
              Corporation. (18)

     10.25.2 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation. (4)

     10.25.3 Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital Corporation. (19)

     10.25.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (1)

     10.25.5 Fifth Amendment to Loan and Security Agreement, dated as of October 30, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein. (21)

     10.25.6 Sixth Amendment to Loan and Security Agreement, dated as of February 2, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein. (22)

     10.25.7 Seventh Amendment and Waiver to Loan and Security Agreement, dated as of August 13, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein. (24)

     10.25.8 Eighth Amendment to Loan and Security Agreement, dated as of December 28, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein. (25)

     10.25.9 Ninth Amendment and Waiver to Loan and Security Agreement, dated as of March 27, 2001, among the Company, General Electric Capital Corporation, and the other parties named therein.

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

------------------------------------------

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

        (25)      Previously  filed  with the  Commission  as an exhibit to the
                  Registrant's   Annual  Report  on  Form  10-K  for  1999  and
                  incorporated herein by reference.

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

Dated: March 30, 2001                   PHARMACEUTICAL RESOURCES, INC.
                                               (Registrant)

                                        By:  /s/ Kenneth I. Sawyer
                                            ----------------------------------
                                             Kenneth I. Sawyer
                                             Chief Executive Officer
                                             (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                        Title               Date

/s/ Kenneth I. Sawyer                 Chief Executive Officer,    March 30, 2001
---------------------------------     and Chairman of the
Kenneth I. Sawyer                     Board of Directors


/s/ Dennis J. O'Connor                Vice President, Chief       March 30, 2001
---------------------------------     Financial Officer and
Dennis J. O'Connor                    Secretary (Principal
                                      Accounting and Financial
                                      Officer)

/s/ Mark Auerbach                     Director                    March 30, 2001
---------------------------------
Mark Auerbach

/s/ Klaus H. Jander                   Director                    March 30, 2001
---------------------------------
Klaus H. Jander

/s/ Michael J. Urwin                  Director                    March 30, 2001
---------------------------------
Michael J. Urwin

                                      Director                    March 30, 2001
---------------------------------
John D. Abernathy

                                      Director                    March 30, 2001
---------------------------------
Thomas J. Drago

                                      Director                    March 30, 2001
---------------------------------
Matthew W. Emmens

                         PHARMACEUTICAL RESOURCES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

  FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999, THE THREE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMBER 30, 1998

                                                                         Page

Included in Part II:

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets at December 31, 2000
and December 31, 1999                                                   F-3

Consolidated Statements of Operations and Accumulated Deficit for
the years ended  December 31, 2000 and  December  31,  1999,  the three-month  transition  period  ended  December 31, 1998 and the
year ended September 30, 1998                                           F-4

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December  31,  2000  and  December  31,  1999,  the   three-month
transition  period  ended  December  31,  1998 and the year ended
September 30, 1998                                                      F-5

Notes to Consolidated Financial Statements                           F-6 through
                                                                         F-19


Included in Part IV:

SCHEDULE:

II       Valuation and qualifying accounts                              F-20

        -------------------------------------------------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and accumulated deficit and cash flows for the years ended December 31, 2000 and 1999, the three-month transition period ended December 31, 1998 and the year ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows the years ended December 31, 2000 and 1999, the three-month transition period ended December 31, 1998 and the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP


New York, New York
March 9, 2001

                  PHARMACEUTICAL RESOURCES, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                  December 31,     December 31,
         ASSETS                                      2000              1999
         ------                                   ------------     ------------
Current assets:
  Cash and cash equivalents                       $    222,000    $    176,000
Accounts receivable, net of allowances of
     $3,954,000 and $2,559,000                      22,306,000      17,528,000
Inventories                                         20,249,000      19,903,000
Prepaid expenses and other current assets            4,023,000       4,186,000
                                                  ------------    ------------
Total current assets                                46,800,000      41,793,000

Property, plant and equipment, at cost less
  accumulated depreciation and amortization         23,560,000      22,681,000

Deferred charges and other assets                    4,182,000       3,604,000

Non-current deferred tax benefit, net               14,608,000      14,608,000
                                                  ------------    ------------
     Total assets                                 $ 89,150,000    $ 82,686,000
                                                  ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt               $  1,049,000    $    238,000
  Short-term debt                                   10,021,000       4,398,000
  Accounts payable                                  13,163,000      12,718,000
Accrued salaries and employee benefits               1,566,000       1,507,000
Accrued expenses and other current liabilities       2,489,000       1,711,000
                                                  ------------    ------------
Total current liabilities                           28,288,000      20,572,000

Long-term debt, less current portion                   163,000       1,075,000

Accrued pension liability                              614,000         700,000

Shareholders' equity:
  Common Stock, par value $.01 per share;
     authorized 90,000,000 shares;
     issued and outstanding 29,647,135
     and 29,562,025 shares                             297,000         296,000
  Additional paid-in capital                        89,642,000      89,003,000
  Accumulated deficit                              (29,623,000)    (28,694,000)
  Additional minimum liability related to
      defined benefit pension plan                    (231,000)       (266,000)
                                                  ------------    ------------
     Total shareholders' equity                     60,085,000      60,339,000
                                                  ------------    ------------
Total liabilities and shareholders' equity        $ 89,150,000    $ 82,686,000
                                                  ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                  PHARMACEUTICAL RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       ACCUMULATED DEFICIT

                                                Twelve          Twelve           Three         Twelve
                                             Months Ended    Months Ended    Months Ended   Months Ended
                                             December 31,    December 31,    December 31,   September 30,

                                                 2000            1999            1998           1998
                                           ---------------- --------------  -------------   -------------
Net sales                                    $85,022,000      $80,315,000    $16,775,000    $59,705,000
Cost of goods sold                            62,332,000       64,140,000     17,105,000     56,135,000
                                              ----------       ----------     ----------     ----------
       Gross margin                           22,690,000       16,175,000      (330,000)      3,570,000
Operating expenses:
  Research and development                     7,634,000        6,005,000      1,125,000      5,775,000
  Selling, general and administrative         15,575,000       12,787,000      3,611,000     12,090,000
  Asset impairment/restructuring charge          -                 -           1,906,000      1,212,000
                                              ----------       -----------   -----------    -----------
       Total operating expenses               23,209,000       18,792,000      6,642,000     19,077,000
                                              ----------       ----------      ---------     ----------
       Operating loss                           (519,000)      (2,617,000)    (6,972,000)   (15,507,000)
Other income, net                                506,000          906,000          1,000      6,261,000
Interest (expense) income                       (916,000)         (63,000)        89,000       (382,000)
                                              ----------       ----------     ----------     ----------
Net loss                                        (929,000)      (1,774,000)    (6,882,000)    (9,628,000)
Accumulated deficit, beginning of year       (28,694,000)     (26,920,000)   (20,038,000)   (10,410,000)
                                              ----------       ----------     ----------     ----------
Accumulated deficit, end of year            $(29,623,000)    $(28,694,000)  $(26,920,000)  $(20,038,000)
                                              ==========       ==========     ==========     ==========
Basic and diluted net loss
  per share of common stock                        $(.03)           $(.06)         $(.23)         $(.45)
                                                     ===              ===            ===            ===
Weighted average number of common and
   common equivalent shares outstanding       29,604,444       29,461,081     29,319,918     21,521,372
                                              ==========       ==========     ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Twelve          Twelve           Three         Twelve
                                                            Months Ended    Months Ended    Months Ended   Months Ended

                                                            December 31    December 31,    December 31,   September 30,
                                                               2000            1999            1998           1998
                                                          ---------------  --------------  -------------- -------------
Cash flows from operating activities:

   Net loss                                                  $(929,000)     $(1,774,000)   $(6,882,000)   $(9,628,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                         2,308,000        2,370,000        680,000      2,712,000
       Write-off of inventories                              1,645,000        1,157,000      1,478,000      2,229,000
       Allowances against accounts receivable                1,395,000          333,000       (815,000)       579,000
       Asset impairment/restructuring charge                   -               -             1,906,000      1,212,000
       Other                                                   234,000          221,000         54,000        112,000

     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable           (6,173,000)      (3,348,000)     1,646,000     (4,509,000)
       (Increase) in inventories                            (1,991,000)      (5,449,000)    (3,996,000)    (2,083,000)
       (Increase) decrease in prepaid expenses
         and other assets                                     (415,000)      (3,788,000)     1,801,000       (549,000)
       Increase in accounts payable                            445,000        2,307,000      1,625,000      3,666,000
       Increase (decrease) in accrued expenses
         and other liabilities                                 786,000       (1,148,000)      (579,000)     1,039,000
                                                           -----------       ----------     ----------    -----------
     Net cash used in operating activities                  (2,695,000)      (9,119,000)    (3,082,000)    (5,220,000)

Cash flows from investing activities:
   Capital expenditures                                     (3,207,000)      (2,352,000)      (214,000)    (1,260,000)
   Proceeds from sale of fixed assets                           44,000          127,000            -          117,000
                                                           -----------       ----------     ----------    -----------
     Net cash used in investing activities                  (3,163,000)      (2,225,000)      (214,000)    (1,143,000)

Cash flows from financing activities:
   Proceeds from issuances of Common Stock                     382,000          712,000         10,000     20,481,000
   Net proceeds (payments) from revolving credit line
     and proceeds from issuance of other debt                5,775,000        4,652,000            -       (3,604,000)
   Principal payments under long-term debt
     and other borrowings                                     (253,000)        (268,000)       (83,000)      (902,000)
                                                           -----------       ----------     ----------    -----------
     Net cash provided by (used in) financing activities     5,904,000        5,096,000        (73,000)    15,975,000

Net increase (decrease) in cash and cash equivalents            46,000       (6,248,000)    (3,369,000)     9,612,000
Cash and cash equivalents at beginning of year                 176,000        6,424,000      9,793,000        181,000
                                                           -----------       ----------     ----------    ----------
Cash and cash equivalents at end of year                      $222,000         $176,000     $6,424,000    $ 9,793,000
                                                           ===========       ==========     ==========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

Summary of Significant Accounting Policies:

  Principles of Consolidation:

       The consolidated financial statements include the accounts of PRI and its wholly owned subsidiaries, of which Par Pharmaceutical, Inc. ("Par") is its principal operating subsidiary. References herein to the "Company" refer to PRI and its subsidiaries. Certain items on the consolidated financial statements and the notes to consolidated financial statements for the prior years have been reclassified to conform to the current year financial statement presentation.

  Use of Estimates:

       The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management's best estimates and judgments. Actual results may differ from those estimates.

  Accounting Period:

       In December 1998, the Company changed its annual reporting period to a fiscal year ending December 31 from a fiscal year ending September 30.
Accordingly, this Form 10-K includes consolidated statements of operations and accumulated deficit and cash flows for the twelve-month periods ended December 31, 2000, December 31, 1999 and September 30, 1998, as well as the three-month period ended December 31, 1998 (the "transition period").

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

  Long-lived Assets:

         The provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"), require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

  Per Share Data:

       During fiscal year 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128"), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share except in periods of net loss where inclusion would be anti-dilutive. Accordingly, the Company has presented or restated all earnings per share data to conform to the requirements of SFAS 128.

       Outstanding options and warrants of 263,000, 288,500, 514,700 and 469,700 as of December 31, 2000, 1999 and 1998, and September 30, 1998, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,058,826, 1,092,967, 756,290 and 627,318 as of December 31,
2000, 1999 and 1998, and September 30, 1998, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

  Fair Value of Financial Instruments:

       The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities and debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

  Concentration of Credit Risk:

       Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, retail drug store chains, distributors and repackagers. The risk associated with this concentration is believed by the Company to be limited due to the number of wholesalers, drug store chains, distributors and repackagers, and their geographic dispersion and the performance of certain credit evaluation procedures (see "-Accounts Receivable-Major Customers").

  New Accounting Standards:

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which delayed the Company's required adoption of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133" ("SFAS 138"), which is effective concurrently with SFAS 133. The Company has evaluated the impact of the adoption of SFAS 133 and SFAS 138 and does not believe the adoption of these Standards will have a material impact on its financial position and results of operations.

Accounts Receivable:
                                       December 31,      December 31,
                                           2000              1999
                                       ------------      -----------
                                               (In Thousands)
       Accounts receivable                $26,260          $20,087
                                           ------           ------
       Allowances:
       Doubtful accounts                      914              773
       Returns and allowances               1,602            1,001
       Price adjustments                    1,438              785
                                            -----              ---
                                            3,954            2,559
                                            -----            -----
       Accounts receivable,
       net of allowances                  $22,306          $17,528
                                           ======           ======

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

  Major Customers:

       The Company's top three customers by sales volume accounted for approximately 21%, 9% and 8% of net sales in fiscal year 2000, 15%, 11% and 7% of net sales in fiscal year 1999, 15%, 8% and 6% of net sales in the transition period and 11%, 13% and 6% of net sales in fiscal year 1998.

       The amounts due from these same three customers accounted for approximately 36%, 8% and 8% of the net accounts receivable balance at December 31, 2000 and 20%, 1% and 6% of the net accounts receivable balance at December 31, 1999. Two additional customers accounted for approximately 10% and 9% of the net accounts receivable balance at December 31, 2000 and approximately 5% and 7% of net sales in fiscal year 2000.

Inventories:

                                                   December 31,     December 31,
                                                       2000              1999
                                                   -----------      -----------
                                                           (In Thousands)

   Raw materials and supplies                          $9,610           $7,531
   Work in process and finished goods                  10,639           12,372
                                                       ------           ------
                                                      $20,249          $19,903
                                                       ======           ======

Property, Plant and Equipment:

                                                   December 31,     December 31,
                                                       2000              1999
                                                   -----------      -----------
                                                           (In Thousands)

   Land                                                $2,231           $2,231
   Buildings                                           19,449           18,579
   Machinery and equipment                             20,792           19,507
   Office equipment, furniture and fixtures             5,197            4,766
   Leasehold improvements                               2,648            2,605
                                                        -----            -----
                                                       50,317           47,688
   Less accumulated depreciation and amortizatio       26,757           25,007
                                                       ------           ------
                                                      $23,560          $22,681
                                                       ======           ======

       The Company recorded a write-down of approximately $1,200,000 in the transition period for the impairment of assets related to discontinuing or outsourcing products previously manufactured at its Spring Valley and Upper Saddle River facilities.

       The Company recorded a write-down of $1,212,000 in fiscal year 1998 for asset impairment of its facility located in Congers, New York as a result of outsourcing the manufacture of products previously produced at the facility. The reserve was based on the difference between the appraised value of the property less the net book value at September 30, 1998. In March 1999, Par entered into an agreement to lease the Congers facility and related machinery and equipment (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products.

Deferred Charges and Other Assets:

                                              December 31,      December 31,
                                                  2000              1999
                                              -----------       -----------
                                                      (In Thousands)

    Profit sharing agreement                      $2,500           $2,500

    Product license fees                             614               15
    Defined benefit pension                          383              435
    Cash surrender value of officer l
       ife insurance                                 298              290
    Employee loans and advances                       66              199
    Security deposit for leases                      133               33
    Other                                            188              132
                                                     ---              ---
                                                  $4,182           $3,604
                                                   =====            =====

       In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, pursuant to which the Company is to receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for the non-refundable fee of $2,500,000 paid by the Company. The fee will be amortized by the Company over a projected revenue stream from the products when launched by the third party. Currently, there are abbreviated new drug applications ("ANDAs") for two potential products covered by the Genpharm Profit Sharing Agreement awaiting U.S. Food and Drug Administration ("FDA") approval. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA (see "-Distribution and Supply Agreements-Genpharm, Inc.").

       In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a fee of $707,000 paid in fiscal year 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms. The Company began marketing the product in April 2000 and is amortizing the fee over the initial term of the agreement.

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

Research and Development Agreement:

       The Company, Israel Pharmaceutical Resources L.P. ("IPR"), the Company's research and development operation in Israel, and Generics (UK) Ltd.
("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated August 11, 1998, pursuant to which Generics agreed to fund one-half the cost of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company an initial fee of $600,000 in August 1998 and funded IPR approximately $200,000 for the transition period, $800,000 for fiscal year 1999 and $800,000 for fiscal year 2000, fulfilling their requirements through December 31, 2000. Under the Development Agreement, Generics is not required to fund more than $1,000,000 for any one calendar year.

Lease Agreement:

       In March 1999, Par entered into an agreement to lease (the "Lease Agreement") the Congers Facility to Halsey. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility. Pursuant to the Lease Agreement, Par agreed to purchase $1,150,000 worth of products manufactured under the Halsey Supply Agreement between April 1999 and September 2000 and has credited any deficiency of products purchased against the rent payments (see "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

  Halsey Drug Co., Inc.:

       In March 1999, Par entered into a Manufacturing and Supply Agreement with Halsey (the "Halsey Supply Agreement"). The Halsey Supply Agreement requires Halsey to manufacture exclusively for Par certain products previously manufactured by Par at the Congers Facility. The Halsey Supply Agreement has an initial term of three years subject to earlier termination upon the occurrence of certain events as provided therein. Par has credited any deficiency of minimum purchases required under the Halsey Supply Agreement through September 2000 against the rent payments due pursuant to the Lease Agreement. In addition, the Halsey Supply Agreement prohibits Halsey from manufacturing, supplying, developing or distributing products produced under the agreement for anyone other than Par for a period of three years from the date of the Halsey Supply Agreement.

  Genpharm, Inc.:

       The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 14 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all its sales of the products included in the Genpharm Distribution Agreement.

   BASF Corporation:

       In April 1997, Par and BASF Corporation ("BASF"), a manufacturer of pharmaceutical products, entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement"). Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of three products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement had an initial term of three years and would have renewed automatically for successive two-year periods until December 31, 2005, if Par had met certain purchase thresholds. Since Par did not meet the minimum purchase requirement of $29,000,000 worth of one product in the third and final year of the agreement, BASF had the right to terminate the agreement with a notice period of one year. However, to ensure continuance of product supply, BASF and the Company have agreed in principle to, and are operating under, the terms of a new agreement similar to the terms of the prior agreement, but with lower minimum purchase requirements.

  Elan Corporation:

       In September 1998, the Company and Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") entered into a termination agreement (the "Termination Agreement") with respect to their prior distribution agreement. Pursuant to the Termination Agreement, the Company's exclusive right to distribute in the United States a prescription transdermal nicotine patch manufactured by Elan ended on May 31,

1999. The Company began selling Elan's prescription transdermal nicotine patch in January 1998 and paid Elan a percentage of gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the prescription transdermal nicotine patch and a nitroglycerin patch, the Company received payments of $2,000,000 in October 1998 and $1,000,000 in the third quarter of 1999. In June 2000, the Company agreed to sell its remaining distribution rights for a non-prescription transdermal nicotine patch back to Elan and to terminate Par's right to royalty payments under the Termination Agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 to $1,500,000 subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before certain dates. In July 2000, Elan paid the Company $150,000 under the agreement.

       In May 1998, the Company terminated its distribution rights to two nitroglycerin transdermal patches, one unconditionally and one conditionally and received payments of approximately $5,700,000, pursuant to an amendment to its distribution agreement with Elan. The payments included approximately $2,100,000 as a prepayment, with accrued interest, of a promissory note which was due from Elan in September 1998.

       Pursuant to the Termination Agreement and amendments to the distribution agreement with Elan, the Company recorded other income of $6,100,000 and $3,900,000 in fiscal years 1998 and 1997, respectively. Between fiscal years 1994 and 1997, the Company had advanced Elan $7,629,000 as funding for research and development of generic transdermal products and expensed the payments in the periods they were paid.

Short-Term Debt:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of
(i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charge on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In March 2001, GECC waived certain events of default related to the earnings before interest and taxes financial covenant and amended the financial covenants of Par. As of December 31, 2000, the borrowing base was approximately $18,600,000 and $10,021,000 was outstanding under the line of credit.

Long-Term Debt:

                                         December 31,      December 31,
                                             2000              1999
                                         -----------       -----------
                                                 (In Thousands)

       Mortgage loan (a)                       $893             $960
       Other (b)                                319              353
                                                ---              ---
                                              1,212            1,313
       Less current portion                   1,049              238
                                              -----              ---
                                               $163           $1,075
                                                ===            =====

   (a) Mortgage loan with a fixed rate of 8.5% through May 1999 and thereafter at Prime Rate plus 1.75% paid in monthly installments until May 2001 when the remaining balance of $877,000 becomes due.

   (b) Includes primarily amounts due under capital leases for computer equipment.

       At December 31, 2000, the Company's long-term debt, including the current portion, of $1,212,000 consisted primarily of a mortgage loan, secured by certain real property of the Company and outstanding balances under capital leases for computer equipment. All of the Company's long-term debt, including the portion classified as current, will mature during the next three years as follows: $1,049,000 in 2001, $112,000 in 2002 and $51,000 in 2003.

       During fiscal years 2000, 1999 and 1998, the Company incurred net interest expense of $916,000, $63,000, and $382,000, respectively. Interest paid approximated interest expense in each of the years. During the transition period, the Company recorded net interest income of $89,000.

Shareholders' Equity:

  Preferred Stock:

       In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion, and other rights as the Board of Directors may determine at the time of issuance. At December 31, 2000 and 1999, the Company had no preferred stock issued and outstanding.

  Common Stock:

       On June 30, 1998, Merck KGaA, through its subsidiary Lipha, purchased 10,400,000 newly-issued shares of the Company's Common Stock for $20,800,000 ($2.00 per share) as part of a strategic alliance. In addition, the Company issued to Merck KGaA and Genpharm five-year options to purchase an aggregate of 1,171,040 shares of the Company's Common Stock at an exercise price of $2.00 per share. The options expire in April 2003 and become exercisable commencing in July 2001 (see "-Strategic Alliance").

  Dividend:

       The Company did not pay any dividend on Common Stock in fiscal years 2000 and 1999, the transition period or fiscal year 1998.

 Changes in Shareholders' Equity:

       Changes in the Company's Common Stock and Additional Paid-in Capital accounts during fiscal years 2000 and 1999 were as follows:

                                                                  Additional
                                        Common Stock               Paid-In
                                   Shares          Amount          Capital
                                   ------          ------          -------

Balance, December 31, 1998       29,322,659     $   293,000     $88,036,000
  Issuance of stock options            --              --           258,000
  Exercise of stock options         221,759           3,000         617,000
  Compensatory arrangements          17,607            --            92,000
                                -----------     -----------     -----------
Balance, December 31, 1999       29,562,025         296,000      89,003,000
  Issuance of stock options            --              --           258,000
  Exercise of stock options          66,990           1,000         176,000
  Compensatory arrangements          18,120            --           205,000
                                -----------     -----------     -----------
Balance, December 31, 2000       29,647,135     $   297,000     $89,642,000
                                ===========     ===========     ===========

  Share Purchase Rights Plan:

       The Company's Share Purchase Rights Plan, which gave certain rights to holders of the Company's Common Stock, expired on January 19, 2000.

  Employee Stock Purchase Program:

       The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 18,120 and 17,607 shares during fiscal years 2000 and 1999, respectively. At December 31, 2000, 828,803 shares remain available for issuance and sale under the Program.

  Stock Options:

       The following is a summary of stock option activity in each of the periods as follows:

                                  Twelve                Twelve                  Three                 Twelve
                               Months Ended          Months Ended           Months Ended           Months Ended
                             December 31, 2000     December 31, 1999      December 31, 1998     September 30, 1998
                             -----------------     -----------------      -----------------     ------------------
                                      Price Per             Price Per              Price Per              Price Per
                            Shares      Share     Shares      Share      Shares      Share      Shares      Share
                            ------      -----     ------      -----      ------      -----      ------      -----
Outstanding at
    beginning of period    1,766,490   $1.50 to    1,921,635   $1.50 to   1,764,436   $1.50 to   1,751,400  $2.13 to
                                        $7.88                   $8.63                  $8.63                 $10.63

  Granted                    550,439   $4.13 to      202,300   $4.81 to    180,000    $2.38 to   1,479,900  $1.50 to
                                        $7.38                   $7.56                  $3.94                 $4.94

  Exercised                  (66,990)  $1.50 to     (221,759)  $1.50 to       (333)   $2.13       (21,696)  $2.13 to
                                        $4.94                   $4.94                  -                     $2.25

  Canceled/Surrendered       (53,215)  $1.50 to     (135,686)  $1.50 to    (22,468)   $1.50 to  (1,445,168) $1.50 to
                           ---------    $7.88      ---------    $8.63    ---------     $2.44     ---------   $10.13
  Outstanding at
    end of period          2,196,724   $1.50 to    1,766,490   $1.50 to  1,921,635    $1.50 to   1,764,436  $1.50 to
                           =========    $7.81      =========    $7.88    =========     $8.63     =========   $8.63

       At December 31, 2000, 1999 and 1998, and September 30, 1998 exercisable options amounted to 571,150 337,132, 166,067 and 165,612, respectively. The weighted average exercise prices of the options for these respective periods were $3.82, $3.85, $4.86 and $4.84. Exercise price ranges and additional information regarding the 2,196,724 options outstanding at December 31, 2000 were as follows:

      Exercise            Number       Weighted Average    Weighted Average
     Price Range        of Options      Exercise Price      Remaining Life
     -----------        ----------      --------------      --------------
   $1.50 to $2.38        1,327,494           $2.11             2.7 years
   $3.38 to $5.13          545,230           $4.83             7.4 years
   $5.50 to $7.81          324,000           $6.31             6.6 years

     During fiscal year 2000, the Company's Board of Directors adopted the 2000 Performance Equity Plan (the "2000 Plan") which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to shareholder approval. The 2000 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company or to others. The 2000 Plan became effective March 23, 2000 and will continue thereafter until March 22, 2010 unless terminated sooner. The Company has reserved 1,025,000 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% in the Company.

     In fiscal year 1998, the Company's shareholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan") pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors' Plan became effective October 28, 1997 and will continue thereafter until October 28, 2007, unless terminated sooner. Options granted under this Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors' Plan is ten years. The Company reduced the number of shares of Common Stock for issuance under the 1997 Directors' Plan to 450,000 shares. In connection with the adoption of the 1997 Directors' Plan, the 1995 Directors' Stock Option Plan was terminated.

       The Company's 1990 Stock Incentive Plan (the "1990 Plan"), which terminated on March 23, 2000, provided for the granting of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards or any combination thereof to employees of the Company or to others. The Company reserved 2,800,000 shares of Common Stock for issuance under the 1990 Plan. The maximum term of an option under the 1990 Plan is ten years. Vesting and option terms were determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option would have been reduced to five years if an incentive stock option was granted to a holder of more than 10% in the Company. The Company may not grant further options under the 1990 Plan.

        Under the 1989 Directors' Stock Option Plan (the "Directors' Plan"), which terminated in November 1999, options were granted to directors of the Company who were not employees of the Company or were otherwise ineligible to receive options under any other plan adopted by the Company. The Company had reserved 550,000 shares of Common Stock for issuance under the Directors' Plan. The maximum term of an option under the Directors' Plan was ten years. Options vested in full on the first anniversary after the date of grant, provided that the eligible director had not voluntarily resigned, or been removed "for cause", as a member of the Board on or prior to the first anniversary of the date of grant. Certain current and former non-employee directors surrendered for cancellation options granted under the Directors' Plan for an equal number of options under the 1997 Directors' Plan. The Company may not grant further options under the Directors' Plan.

       Under all the stock options plans, the stock option exercise price equaled the market price on the date of grant. At December 31, 2000 and 1999, options for 2,674,436 and 796,972 shares, respectively, were available for future grant under the Company's various stock option plans.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted the disclosure provisions of SFAS 123 in 1997, but opted to remain under the expense recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock option plans. Had compensation expense for stock options granted under the Plans above been determined based on fair value at the grant dates consistent with the disclosure method required in accordance with SFAS 123, the Company's net loss for each of the periods would have increased to the pro forma amounts shown below:

                           Twelve               Twelve                Three               Twelve
                        Months Ended         Months Ended         Months Ended         Months Ended
                     December 31, 2000    December 31, 1999    December 31, 1998   September 30, 1998
                      -----------------    -----------------    -----------------   ------------------
                                                      (In Thousands)


Net loss:
  As reported              $(929)               $(1,774)             $(6,882)            $(9,628)
  Pro forma              $(1,899)               $(2,590)             $(7,013)           $(10,019)

Net loss per share:
  As reported              $(.03)                 $(.06)               $(.23)              $(.45)
  Pro forma                $(.06)                 $(.09)               $(.24)              $(.47)


       The weighted average fair value of options granted in each of the periods was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                               Twelve               Twelve                Three               Twelve
                            Months Ended         Months Ended         Months Ended         Months Ended
                          December 31, 2000    December 31, 1999    December 31, 1998   September 30, 1998
                          -----------------    -----------------    -----------------   ------------------
 Risk free interest rate         4.8%                 5.6%                 4.5%                 5.3%
 Expected term                 5.7 years            4.0 years            4.0 years            4.0 years
 Expected volatility            68.4%                74.6%                74.6%                63.0%

       No dividend will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2000 and 1999, the transition period and fiscal year 1998 were $3.29, $3.72, $1.78 and $1.24, respectively.

Income Taxes:

       In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which required the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 required the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. The Company adopted the new accounting standard during the quarter ended January 1, 1994 and, as a result, recognized future tax benefits of $14,128,000 which were reflected as the cumulative effect of a change in accounting principle in fiscal year 1994.

       Based on the Company's recent performance and the uncertainty of the generic pharmaceutical business in which it operates, management believes that future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company. The Company did not recognize a benefit for its operating losses in fiscal years 2000 and 1999, the transition period or fiscal year 1998. Based on recent developments, including improved financial results, the equity investment by Merck KGaA in fiscal year 1998, and the Company's continued commitment to the development and introduction of new products, management believes that its valuation allowance is adequate. However, there can be no assurance that the Company will generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. At December 31, 2000, the Company had NOL carryforwards for tax purposes of approximately $67,700,000 that expire 2005 through 2019.

       The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

Deferred tax asset, net:

                                                 December 31,      December 31,
                                                     2000              1999
                                                     ----              ----
                                                         (In Thousands)
       Deferred assets:

         Federal NOL carryforwards                  $23,021          $23,553
         State NOL carryforwards                      2,420            2,592
         Accounts receivable                          4,450            3,331
         Accrued expenses                               266              224
         Asset impairment reserve                       586              702
         Research and development expenses              387              387
         Inventories                                    822              596
         Other                                          596              828
                                                        ---              ---
                                                     32,548           32,213
       Valuation allowance                          (16,103)         (15,906)
                                                     ------           ------
                                                     16,445           16,307
       Deferred liabilities:

         Fixed assets                                 1,837            1,699
                                                      -----            -----
       Net deferred tax asset                       $14,608          $14,608
                                                     ======           ======

       Included in the recognition of future tax benefits is approximately $1,678,000 of stock option compensation credited to additional capital. Of this amount, $1,244,000 was recorded upon adoption of SFAS 109 in fiscal year 1994 and $434,000 was credited in fiscal year 1995. Valuation allowances were recorded in fiscal years 2000, 1999 and 1998 for an additional $20,000, $289,000 and $11,000, respectively, related to stock option compensation which will be credited to equity upon utilization of tax carryforwards. The was no valuation allowance for stock option compensation recorded for the transition period.

       The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods as follows:

                               Twelve               Twelve                Three               Twelve
                             Months Ended         Months Ended         Months Ended         Months Ended
                           December 31, 2000    December 31, 1999    December 31, 1998   September 30, 1998
                           -----------------    -----------------    -----------------   ------------------
  Federal statutory tax rate      (34%)                (34%)                 (34%)               (34%)
  State tax - net                   2%                  (3%)                  (6%)                (6%)
  Increase in valuation
    reserve for deferred
    tax assets                     32%                  37%                   40%                 40%
                                   ---                  ---                   ---                 ---
  Effective tax rate                -                    -                     -                   -
                                  ====                 ====                  ====                ====

Commitments, Contingencies and Other Matters:

  Leases:

     At December 31, 2000, the Company had minimum rental commitments aggregating $2,098,000 under non-cancelable operating leases expiring through fiscal year 2005. Amounts payable thereunder are $552,000 in 2001, $521,000 in 2002, $494,000 in 2003, $480,000 in 2004 and $51,000 in 2005. Rent expense charged to operations in fiscal years 2000 and 1999, the transition period and fiscal year 1998 was $622,000, $609,000, $171,000, and $732,000, respectively.

  Retirement Plans:

       The Company has a defined contribution social security integrated Retirement Plan (the "Retirement Plan") which provides retirement benefits to eligible employees as defined in the Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan were no longer entitled to any employer contributions under such plan in 1996 and subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company's provisions for these plans and the defined benefit plan discussed below were $317,000 in fiscal year 2000, $264,000 in fiscal year 1999, $63,000 in the transition period and $336,000 in fiscal year 1998. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

       The Company maintains a defined benefit plan (the "Pension Plan") which covers eligible employees as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. The assets of the Pension Plan are invested in mortgages and bonds.

       Net pension expense for fiscal years 2000, 1999 and 1998 included the components in the table below. The amounts related to the transition period were recorded in the second quarter of 1999.

                                Twelve               Twelve                Three               Twelve
                             Months Ended         Months Ended         Months Ended         Months Ended
                           December 31, 2000    December 31, 1999    December 31, 1998   September 30, 1998
                           -----------------    -----------------    -----------------   ------------------
                                                           (In Thousands)
Interest cost                     $131                 $120                  $31                 $128
Actual return on Plan assets      (132)                  (1)                   7                 (188)
Recognized actuarial loss            3                    8                  -                    -
Net amortization and deferral:
  Asset gain (loss)                 23                 (115)                 (37)                 77
  Amortization of initial
    unrecognized

    transition obligation           51                   51                   13                  51
                                    --                   --                   --                  --
 Net pension expense               $76                  $63                  $14                 $68
                                   ===                  ===                  ===                 ===

       For fiscal years 2000 and 1999, the discount rate used to measure the projected benefit obligation for the Pension Plan was 6.75% and 6.50%, respectively, and the assumed long-term rate of return on plan assets was 7.00% for each period.

       The following provides a reconciliation of the Pension Plan's benefit obligation, assets and funded status.

                                                  December 31,      December 31,
                                                     2000              1999
                                                  -----------       -----------
                                                         (In Thousands)
Change in Benefit Obligation

       Benefit obligation at the beginning
         of the year                                $ 2,081    $ 2,341
       Interest cost                                    131        120
       Actuarial gain                                    (8)      (230)
       Benefits paid                                   (184)      (150)
                                                    -------    -------
       Benefit obligation at the end of the year    $ 2,020    $ 2,081
                                                    =======    =======

Change in Plan Assets

       Fair value of Plan assets at the beginning
         of the year                                $ 1,593    $ 1,700
       Actual return on assets                          132          1
       Employer contributions                           120         42
       Benefits paid                                   (184)      (150)
                                                    -------    -------
       Fair value of Plan assets at the end
        of the year                                 $ 1,661    $ 1,593
                                                    =======    =======

Funded Status of Plan

       Funded status                                $  (359)   $  (488)
       Unrecognized net actuarial loss                  231        266
       Unrecognized transition obligation               383        434
       Adjustment for minimum liability                (614)      (700)
                                                    -------    -------
       Net recorded pension liability               $  (359)   $  (488)
                                                    =======    =======

       In accordance with SFAS 87, the Company has recorded an additional minimum pension liability for under funded plans of $614,000 and $700,000 for fiscal years 2000 and 1999, respectively, representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of December 31, 2000, $231,000 of the excess minimum pension liability resulted in a charge to equity as compared to $266,000 as of December 31, 1999.

  Legal Proceedings:

       Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension expiring in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent and Trademark Office for Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001.

       Although the Court has disposed of all infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortious interference remain. Par's counterclaims seek an injunction and an award of compensatory and punitive damages, and may ultimately be tried before a jury. Par intends to vigorously pursue its pending litigation with BMS and to defend its patent rights and ensure that other generic companies do not infringe the Par patent. At this time, it is not possible for the Company to predict the probable outcome of this litigation and the impact, if any, that it might have on the Company.

       Par received tentative approval of its ANDA for megestrol acetate oral suspension from the FDA in October 2000. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following court resolution of the patent infringement litigation between Par and BMS.

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

  Asset Impairment

       In 1999, the Company discontinued the sale of certain unprofitable products, outsourced the production of other products, and reduced the work force and certain related operating expenses as part of an effort to reduce costs and increase operating efficiencies. These measures resulted in a charge of approximately $1,200,000 in the transition period for write-downs related to the impairment of assets affected by discontinuing or outsourcing products.

       The Company recorded a charge of $1,212,000 in fiscal year 1998 for asset impairment of its Congers Facility as a result of outsourcing the manufacture of the products previously produced by the Company at the facility. The charge was based on the difference between the appraised value of the property less its net book value at September 30, 1998. In March 1999, the Company entered into an agreement with Halsey to lease, with an option to purchase, the Congers Facility and related machinery and equipment.

  Restructuring and Cost Reductions:

       During the transition period, the Company recorded a charge of approximately $706,000 for severance payments and other employee termination benefits. In 1999, the Company terminated approximately 50 employees, primarily in manufacturing and various manufacturing support functions, and reduced certain related operating expenses following the discontinuing or outsourcing of products previously manufactured by the Company. Additionally, the Company established inventory reserves for discontinued products of $630,000 that was recorded as part of cost of goods sold in the transition period. The amounts of actual termination benefits paid and discontinued product write-offs approximated the amounts of the original provisions.

  Other Matters:

       In fiscal year 2000, the Company's top four selling products accounted for approximately 45% of net sales compared to 47%, 63% and 55%, respectively, of net sales in fiscal years 1999 and 1998, and the transition period. Two of the products in the most recent year were not part of the top four in any of the preceding periods. Although the Company's reliance on its top four products has lessened in 2000, the aggregate sales and gross margin generated by these products continued to account for a significant portion of the Company's overall sales and gross margin. One of the top four products in the three periods preceding 2000, the prescription transdermal nicotine patch, which the Company stopped distributing May 31, 1999, accounted for approximately 5% of net sales in fiscal years 1999 and 1998, 10% of net sales in the transition period and a significant portion of the gross margin in those respective periods.

Unaudited Selected Quarterly Financial Data:

       Selected quarterly financial data for fiscal years 2000 and 1999 is unaudited and included in the table below.

                                      Fiscal Quarters Ended
                  --------------------------------------------------------------
                   April 1, 2000  July 1, 2000   Sept. 30, 2000   Dec. 31, 2000
                   -------------  ------------   --------------   -------------
                                      (In Thousands)

 Net sales           $18,139         $22,714         $20,436          $23,733
 Gross margin          3,422           6,603           5,163            7,502
 Net (loss) income    (2,096)            317             274              576

 Net (loss) income
 per common share
  - basic and
  diluted            $ (.07)         $   .01         $   .01          $   .02

                                      Fiscal Quarters Ended
                  --------------------------------------------------------------
                   April 3, 1999  July 3, 1999   Oct. 2, 1999     Dec. 31, 1999
                   -------------  ------------   --------------   -------------
                                        (In Thousands)

Net sales            $20,164          $21,211       $19,317        $19,623
Gross margin           3,916            4,359         4,070          3,830
Net loss                (328)            (365)         (326)          (755)
Net loss per
 common share-basic
  and diluted        $  (.01)         $  (.01)      $  (.01)       $  (.03)

                                                                   SCHEDULE II

                  PHARMACEUTICAL RESOURCES, INC.
          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

         Column A                                  Column B     Column C     Column D        Column E
         --------                                  --------     --------     --------        --------
                                                                Additions
                                                   Balance at   charged to                    Balance
                                                   beginning    costs and                    at end of
         Description                               of period    expenses     Deductions       period
         -----------                               ---------    --------     ----------       ------

Allowance for doubtful accounts:

  Year ended December 31, 2000                    $  773,000   $  141,000         --        $  914,000

  Year ended December 31, 1999                    $  759,000   $   39,000   $   25,000(a)   $  773,000

  Three months ended December 31, 1998            $  735,000   $   24,000         --        $  759,000

  Year ended September 30, 1998                   $  685,000   $   50,000         --        $  735,000


Allowance for returns and price adjustments:

  Year ended December 31, 2000                    $1,786,000   $9,801,000   $8,547,000(b)   $3,040,000

  Year ended December 31, 1999                    $1,467,000   $7,857,000   $7,538,000(b)   $1,786,000

  Three months ended December 31, 1998            $2,306,000   $1,255,000   $2,094,000(b)   $1,467,000

  Year ended September 30, 1998                   $1,777,000   $4,661,000   $4,132,000(b)   $2,306,000


(a)  Write-off of uncollectible accounts

(b)  Returns and allowances charged against allowance provided thereof