Form 10-Q
period 2001-03-31
PHARMACEUTICAL RESOURCES INC
filed 2001-05-15
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

                                  29,751,644
        Number of shares of Common Stock outstanding as of May 9, 2001.

                         This is page 1 of 17 pages.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                                                March 31,           December 31,
                                             ASSETS                               2001                  2000
                                             ------                               ----                --------
                                                                               (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents                                                     $   252              $    222
  Accounts receivable, net of allowances of $4,520 and $3,954                    24,298                22,306
  Inventories                                                                    19,923                20,249
  Prepaid expenses and other current assets                                       5,058                 4,023
                                                                                -------              --------
    Total current assets                                                         49,531                46,800

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       23,349                23,560

Deferred charges and other assets                                                 4,093                 4,182

Non-current deferred tax benefit, net                                            13,584                14,608
                                                                                -------              --------
   Total assets                                                                 $90,557              $ 89,150
                                                                                =======              ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Current portion of long-term debt                                             $ 1,006              $  1,049
  Short-term debt                                                                12,149                10,021
  Accounts payable                                                               10,696                13,163
  Accrued salaries and employee benefits                                          1,826                 1,566
  Accrued expenses and other current liabilities                                  2,126                 2,489
                                                                                -------              --------
     Total current liabilities                                                   27,803                28,288

Long-term debt, less current portion                                                121                   163
Accrued pension liability                                                           614                   614

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,689,424 and 29,647,135 shares                         297                   297
  Additional paid-in capital                                                     89,899                89,642
  Accumulated deficit                                                           (27,946)              (29,623)
  Additional minimum liability related to defined benefit pension plan             (231)                 (231)
                                                                                -------              --------
    Total shareholders' equity                                                   62,019                60,085
                                                                                -------              --------
    Total liabilities and shareholders' equity                                  $90,557              $ 89,150
                                                                                =======              ========

 The accompanying notes are an integral part of these consolidated statements.

                        PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,     April 1,
                                                         2001           2000
                                                         ----           ----
Net sales                                             $  25,704     $  18,139
Cost of goods sold                                       17,276        14,717
                                                      ---------     ---------
     Gross margin                                         8,428         3,422
Operating expenses:
   Research and development                               1,538         2,139
   Selling, general and administrative                    4,014         3,320
                                                      ---------     ---------
       Total operating expenses                           5,552         5,459
                                                      ---------     ---------
       Operating income (loss)                            2,876        (2,037)
Other income, net                                           319            89
Interest expense, net                                      (220)         (148)
                                                      ---------     ---------
Income (loss) before provision for income taxes           2,975        (2,096)
Provision for income taxes                                1,298             -
                                                      ---------     ---------
Net income (loss)                                         1,677        (2,096)
Accumulated deficit, beginning of period                (29,623)      (28,694)
                                                      ---------     ---------
Accumulated deficit, end of period                    $ (27,946)    $ (30,790)
                                                      =========     =========

Net income (loss) per share of common stock:
   Basic                                              $     .06     $    (.07)
                                                      =========     =========
   Diluted                                            $     .05     $    (.07)
                                                      =========     =========

Weighted average number of common and
   common equivalent shares outstanding:
   Basic                                                 29,661        29,566
                                                      =========     =========
   Diluted                                               31,235        29,566
                                                      =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                        March 31,      April 1,
                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
   Net income (loss)                                                                   $  1,677       $ (2,096)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Provision for income taxes                                                          1,298              -
      Depreciation and amortization                                                         650            548
      Allowances against accounts receivable                                                566            592
      Write-off of inventories                                                              285            135
      Other                                                                                  64             63

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                         (2,558)           656
      Decrease (increase) in inventories                                                     41         (2,162)
      (Increase) in prepaid expenses and other assets                                      (946)           (70)
      (Decrease) in accounts payable                                                     (2,467)        (1,185)
      (Decrease) increase in accrued expenses and other liabilities                        (189)           195
                                                                                       --------       --------
          Net cash used in operating activities                                          (1,579)        (3,324)

Cash flows from investing activities:
      Capital expenditures                                                                 (456)          (465)
      Proceeds from sale of fixed assets                                                     17              5
                                                                                       --------       --------
          Net cash used in investing activities                                            (439)          (460)

Cash flows from financing activities:
     Proceeds from issuances of Common Stock                                                  5             44
     Net proceeds from revolving credit line                                              2,128          3,767
     Principal payments under long-term debt and other borrowings                           (85)           (61)
                                                                                       --------       --------
          Net cash provided by financing activities                                       2,048          3,750

Net increase (decrease) in cash and cash equivalents                                         30            (34)
Cash and cash equivalents at beginning of period                                            222            176
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $    252       $    142
                                                                                       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

       Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates, primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally sold in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream.

Basis of Preparation:

       The accompanying financial statements at March 31, 2001 and for the three-month periods ended March 31, 2001 and April 1, 2000 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 2000 was derived from the Company's audited financial statements at such date.

       Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

       Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items on the consolidated financial statements for the prior year have been reclassified to conform to the current year financial statement presentation.

Strategic Alliance:

       On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to the Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary Lipha Americas, Inc., purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share. The options expire in April 2003 and become exercisable commencing in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd. ("Clal"), PRI's largest shareholder prior to the transaction. Clal has the right to cause Merck KGaA and/or the Company to purchase 500,000 additional shares of the Company's Common Stock from Clal at a price of $2.50 per share in July 2001.

Research and Development Agreement:

       The Company, Israel Pharmaceutical Resources L.P. ("IPR"), and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded approximately $800,000 for fiscal year 2000 and $237,000 for the first three months of fiscal year 2001, fulfilling their funding requirements through March 31, 2001. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)


Profit Sharing Agreement:

       In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm pursuant to which the Company will receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in deferred charges and other assets on the consolidated balance sheets,will be amortized over a projected revenue stream from the products when launched by the third party. To date there are two abbreviated new drug applications ("ANDAs") for potential products covered by the Genpharm Profit Sharing Agreement awaiting U.S. Food and Drug Administration ("FDA") approval. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreements with Genpharm resulting from its strategic alliance with Merck KGaA (see "-Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

       In March 1999, Par entered into an agreement to lease (the "Lease Agreement") its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility (see "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

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

  Genpharm, Inc.:

       The Company and Genpharm have a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 14 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are 12 ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products, which are subject to the Genpharm Distribution Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all its sales of the products included in the Genpharm Distribution Agreement.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)


       The Company and Genpharm have a distribution agreement for additional products (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to six generic pharmaceutical products. The products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are two ANDAs for potential products that are covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all its sales of the products included in the Genpharm Additional Product Agreement.

       In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a fee of $707,000, which was paid in fiscal year 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms. The Company began marketing the product in April 2000 and is amortizing the fee, the net amount of which is included on the consolidated balance sheets in deferred charges and other assets, over the initial term of the agreement.

  BASF Corporation:

       In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par agreed to purchase certain minimum quantities of three products manufactured by BASF at one of its facilities, and to phase out Par's manufacturing of those products. BASF agreed to discontinue its direct sale of those products. The agreement had an initial term of three years and would have renewed automatically for successive two-year periods until December 31, 2005, if Par had met certain purchase thresholds. Since Par did not meet the minimum purchase requirement of $29,000,000 worth of one product in the third and final year of the agreement, BASF had the right to terminate the agreement with a notice period of one year. However, to ensure continuance of product supply, BASF and the Company have agreed in principle to operate under terms similar to the prior agreement.

  Elan Corporation:

       In June 2000, the Company agreed to sell its remaining distribution rights for a non-prescription transdermal nicotine patch back to Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") and to terminate Par's right to royalty payments under a previous agreement. Pursuant to this agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000 subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before July 31, 2001. In July 2000, Elan paid the Company $150,000 under the agreement.

Short-Term Debt:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of
(i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of March 31, 2001, the borrowing base was approximately $18,574,000 and $12,149,000 was outstanding under the line of credit.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)


Income Taxes:

       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. At March 31, 2001, the Company's net deferred tax benefit was $13,584,000, net of a valuation allowance of $15,979,000. In addition, additional paid-in capital includes the recognition of future tax benefits of approximately $1,866,000, net of a valuation allowance of $1,561,000, related to stock option compensation. Based on recent developments, including improved financial results, strategic alliances and the continued commitment to the development and introduction of new products, management believes that its valuation allowances are adequate. The Company utilized part of its net deferred tax asset and recorded a provision for income taxes of $1,298,000 for the three months ended March 31, 2001. The provision, which is primarily a non-cash expense, was established using the applicable rates for federal, state and alternative minimum taxes. At March 31, 2001, the Company had NOL carryforwards for tax purposes of approximately $63,400,000 that expire 2005 through 2019.

       If the Company generates sufficient taxable income in the future to fully utilize its net deferred tax benefit, decreases in the valuation allowance will be required through a credit to income taxes. However, there can be no assurance that the Company will continue to generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company did not recognize a benefit for its operating losses in the three-month period ended April 1, 2000. Based on the Company's performance in prior years and other competitive factors pertaining to the generic drug industry, management believes future operating income might not be sufficient to recognize fully the net operating loss carryforwards of the Company. The Company is continually assessing the need for a valuation allowance against its NOL carryforwards.

Earnings Per Share:

       The Company's computation and presentation of basic and diluted earnings per share data is in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following table is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share:

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                  March 31,      April 1,
                                                                                    2001           2000
                                                                                    ----           ----
                                                                         (In Thousands, Except Per Share Amounts)
Net income (loss) (numerator)                                                    $  1,677        $ (2,096)
Basic:
Weighted average number of common
   shares outstanding (denominator)                                                29,661          29,566

Net income (loss) per share of common stock                                      $    .06        $   (.07)
                                                                                 ========        ========
Assuming dilution:
Weighted average number of common shares outstanding                               29,661          29,566
Effect of dilutive options                                                          1,574               -
                                                                                 --------        --------
Weighted average number of common and common
   equivalent shares outstanding (denominator)                                     31,235          29,566

Net income (loss) per share of common stock                                      $    .05        $   (.07)
                                                                                 ========        ========

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)


       As of March 31, 2001, incremental shares from assumed conversions of all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share. The Company had outstanding options and warrants of 477,700 as of April 1, 2000 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 935,749 as of April 1, 2000 were excluded from diluted earnings per share because they were anti-dilutive.

New Accounting Standards:

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which delayed the Company's required adoption of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133" ("SFAS 138"), which is effective concurrently with SFAS 133. There was no impact on the Company's financial position and results of operations as a result of the adoption of SFAS 133 and SFAS 138 during the period ended March 31, 2001.

Commitments, Contingencies and Other Matters:

  Retirement Plans:

       The Company has a defined contribution social security integrated retirement plan (the "Retirement Plan") which provides retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a retirement savings plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

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

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

       Par received tentative approval of its ANDA for megestrol acetate oral suspension from the FDA in October 2000. A tentative approval is issued by the FDA following the satisfactory conclusion of the regulatory review process. Although there can be no assurance, final approval by the FDA is expected to be granted following a court resolution of the patent infringement litigation between Par and BMS that is favorable to Par, including resolution of the Notice of Appeal filed by BMS.

       On March 30, 2001, the Company reached an agreement with Minnesota Mining and Manufacturing Company ("3M") with respect to a previous product agreement (the "Product Co-development, Supply and Distribution Agreement") entered into between the parties on January 6, 1994. Under the terms of the agreement, 3M agreed to pay the Company $750,000 in April 2001 in exchange for the mutual termination of the Product Co-development, Supply and Distribution Agreement. For the three months ended March 31, 2001, the Company recorded $500,000 of the payment related to product royalties in its net sales and the remaining $250,000 in other income.

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

Subsequent Event:

       In April 2001, the Company and Dr. Reddy's Laboratories ("Reddy") entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") that covers 14 generic pharmaceutical products, six of which are filed with the FDA awaiting approval, to be marketed exclusively by Par in the United States and certain other United States territories upon FDA approval. Reddy is required to use commercially reasonable efforts to develop the products, which are subject to the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement.

       Reddy, located in India, is a vertically integrated producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms. The Company and Reddy have jointly developed products since 1996. Par is currently marketing four products and has one additional ANDA filed with the FDA under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross margin on sales of the products covered under such agreements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs and outcome of any threatened or pending litigation and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

       The Company reported net income of $1,677,000 for the three-month period ended March 31, 2001 compared to a net loss of ($2,096,000) in the three-month period ended April 1, 2000, reflecting continued sales and gross margin growth primarily from the introduction of new products. Net sales of $25,704,000 for the first quarter 2001 increased $7,565,000, or 42%, from sales in the corresponding quarter of the prior year, generating a gross margin increase of $5,006,000, or 146%, to 33% of net sales for the quarter compared to 19% of net sales for the prior year. First quarter 2001 research and development expenses of $1,538,000 decreased $601,000 from the comparable quarter of fiscal year 2000, primarily due to the timing of bio-studies. Selling, general and administrative costs of $4,014,000 for the most recent quarter increased $694,000 from the prior year, as the Company continues to incur legal costs related to a patent infringement action by BMS and litigation related to two products covered under the Company's distribution agreements. The Company's first quarter 2001 income tax provision of $1,298,000 is primarily a non-cash expense. The Company did not recognize a tax benefit for its losses in the first quarter 2000.

       The Company and Merck KGaA formed a strategic alliance in fiscal year 1998 to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing. As part of the alliance, the Company sold shares of its Common Stock to a subsidiary of Merck KGaA and received exclusive United States distribution rights for up to approximately 40 generic pharmaceutical products covered by the Genpharm Distribution Agreement. To date, 14 such products have received FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. There are currently 12 ANDAs for potential products, two of which have been tentatively approved, covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm pays the research and development costs associated with such products and the Company is obligated to pay Genpharm a certain percentage of the gross margin on sales of such products. The alliance provides the Company with a significant number of potential products for its new product pipeline without the substantial resource commitment, including financial, typically required to develop such a pipeline, as well as an improved financial condition and access to Merck KGaA's expertise and experience in the industry (see "Notes to Financial Statements-Strategic Alliance" and "-Distribution and Supply Agreements-Genpharm, Inc.").

       The Company also entered into the Genpharm Additional Product Agreement as a result of its strategic alliance with Merck KGaA, pursuant to which the Company has exclusive distribution rights within the United States and certain other United States territories with respect to six additional generic pharmaceutical products. Currently, there are two ANDAs for potential products that are covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all all its sales of the products included in the Genpharm Additional Product Agreement (see "Notes to Financial Statements - Distribution and Supply Agreements - Genpharm, Inc.").

       Critical to the continued improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, and pursue additional products for sale through new and existing distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its own research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain any additional products for sale. Future operating losses would have a materially adverse affect on the Company's liquidity and, accordingly, limit its ability to fund research and development or ventures relating to the sale of new products and the marketing of existing products (see "-Financial Condition-Liquidity and Capital Resources").

       The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturers products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, and (v) pricing and product deletions by competitors.

Net Sales

       Net sales of $25,704,000 for the first quarter ended March 31, 2001 increased $7,565,000, or 42%, from $18,139,000 in the corresponding quarter of the prior year. The sales increase was primarily due to new products introduced since the second quarter 2000. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 58% and 60%, respectively, of the Company's net sales in the first quarter of fiscal years 2001 and 2000. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new distributed products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

       Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, and (vi) the level of customer service.

Gross Margin

       The Company's gross margin for the three-month period ended March 31, 2001 of $8,428,000 (33% of net sales) increased $5,006,000 from $3,422,000 (19%
of net sales) for the three-month period ended April 1, 2000. The gross margin gain was achieved primarily through additional contributions from the sale of higher margin new products and, to a lesser extent, income generated by a royalty payment and licensing fees.

       Inventory write-offs amounted to $285,000 and $135,000, respectively, in the first quarter of fiscal years 2001 and 2000. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

Operating Expenses

  Research and Development

       First quarter 2001 research and development expenses of $1,538,000 decreased from $2,139,000 for the corresponding period of the prior year. The lower costs were primarily attributable to the timing of bio-study activity planned for later in the year and lower payments for formulation development work performed for PRI by unaffiliated companies. The Company expects its increased bio-study activity in subsequent quarters will generate total research and development expenses for fiscal year 2001 that exceed fiscal year 2000 levels. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent quarter were $285,000, net of Generics funding, compared to expenses of $329,000 for the comparable quarter of last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to a maximum payment of $1,000,000 in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Research and Development Agreement").

       The Company currently has three ANDAs for potential products (one of which is tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. In March 2001, the Company received FDA approval for buspirone 7.5mg tablets and began marketing the product. The Company has in process or expects to commence biostudies for at least six additional products in fiscal year 2001. None of these products is included in any of the Company's distribution agreements.

       Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are 12 ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 14 products under the Genpharm Distribution Agreement (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

       Genpharm and the Company are sharing the costs of developing the products covered under the Genpharm Additional Product Agreement. Currently, there are two ANDAs for potential products that are covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

  Selling, General and Administrative

       Selling, general and administrative costs were $4,014,000 (16% of net sales) for the three-month period ended March 31, 2001 compared to $3,320,000 (18% of net sales) for the corresponding period in the prior fiscal year. The increase of $694,000 was attributable to legal costs associated with a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension and, to a lesser extent, litigation related to two products covered under the Company's distribution agreements. In addition, the most recent quarter included higher costs for advertising, personnel, shipping and accounts receivable collections.

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

Other Income

       Other income of $319,000 in the three-month period ended March 31, 2001 increased $230,000 from other income in the comparable period of last year. Included in the first quarter 2001 was a payment from 3M to the Company releasing the parties from a prior product agreement (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

Income Taxes

       The Company recorded a provision for income taxes of $1,298,000 for the three months ended March 31, 2001. The provision, which is primarily a non-cash expense, was established using the applicable rates for federal, state and alternative minimum taxes. The Company did not recognize a benefit for its operating losses in the three-month period ended April 1, 2000. Based on the Company's performance in prior years and other competitive factors pertaining to the generic drug industry, management believes future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

       The Company's cash and cash equivalents of $252,000 at March 31, 2001 were comparable to $222,000 at December 31, 2000. Additional borrowings from the Company's credit line with GECC of $2,128,000 during the first quarter 2001 were used primarily to fund operations and, to a lesser extent, capital projects. Working capital, which includes cash and cash equivalents, of $21,728,000 at March 31, 2001 increased $3,216,000 from $18,512,000 at December 31, 2000, primarily due to increased accounts receivable and amounts due from 3M in April 2001. The working capital ratio improved to 1.78x at March 31, 2001 compared to 1.65x at December 31, 2000.

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

       On March 30, 2001, the Company reached an agreement with 3M pursuant to which 3M paid the Company $750,000 in April 2001, releasing the parties from a prior product agreement (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under a prior agreement. Pursuant to the agreement, the Company will receive a minimum payment of $500,000 on or before July 31, 2001 and could receive an additional $1,000,000, subject to certain conditions as set forth in the agreement, including Elan's introduction of the product in the United States and Israel on or before July 31, 2001. In July 2000, Elan paid the Company $150,000 under the agreement (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

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

       In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The Company will amortize the fee over a projected revenue stream from the sale of such products when launched by the third party (see "Notes to Financial Statements-Profit Sharing Agreement").

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company $800,000 for fiscal year 2000 and $237,000 for the first three months of fiscal year 2001, fulfilling their funding requirements through March 31, 2001. Generics is not required to fund more than $1,000,000 for any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

       The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent available. If, however, the Company experiences operating losses in future periods, its liquidity and, accordingly, its ability to fund research and development or ventures relating to the distribution of new products would be materially and adversely affected (see "-Financing").

Financing

       At March 31, 2001, the Company's total outstanding long-term debt, including the current portion, amounted to $1,127,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment. The Company and the bank are currently negotiating the terms of the mortgage loan, the remaining balance of which is due in May 2001.

       Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a five-year revolving line of credit. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of March 31, 2001, the borrowing base was approximately $18,574,000 and $12,149,000 was outstanding under the line of credit.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
------  -----------------

       Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS Megace(R) Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace(R) has expired. Megace(R) Oral Suspension received orphan drug exclusivity from the FDA that expired September 10, 2000 and BMS has a formulation patent for Megace(R) Oral Suspension that expires in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

       (a)  Exhibits:

            None

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


                              PHARMACEUTICAL RESOURCES, INC.
                              ------------------------------
                              (Registrant)




May 15, 2001                  /s/ Kenneth I. Sawyer
                              ---------------------
                              Kenneth I. Sawyer
                              Chief Executive Office and Chairman of the
                              Board of Directors
                              (Principal Executive Officer)




May 15, 2001                  /s/ Dennis J. O'Connor
                              ----------------------
                              Dennis J. O'Connor
                              Vice President - Chief Financial Officer and
                              Secretary
                              (Principal Accounting and Financial Officer)