Form 10-Q
period 2001-06-30
PHARMACEUTICAL RESOURCES INC
filed 2001-08-14
CIK 878088

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________

                                   FORM 10Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______
                                              ----


                                 30,526,151
       Number of shares of Common Stock outstanding as of August 8, 2001.

         This is page 1 of 37 pages.  The exhibit index is on page 20.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                            June 30,    December 31,
                     ASSETS                                                   2001          2000
                     ------                                                (Unaudited)   (Audited)
                                                                           ----------   ------------
Current assets:
  Cash and cash equivalents                                                  $    235       $    222
  Accounts receivable, net of allowances of
   $5,773 and $3,954                                                           29,653         22,306
  Inventories                                                                  22,884         20,249
  Prepaid expenses and other current assets                                     5,714          4,023
                                                                             --------       --------
    Total current assets                                                       58,486         46,800

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                     23,829         23,560

Deferred charges and other assets                                               3,930          4,182

Non-current deferred tax benefit, net                                          13,399         14,608
                                                                             --------       --------

   Total assets                                                              $ 99,644       $ 89,150
                                                                             ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Current portion of long-term debt                                          $    142       $  1,049
  Short-term debt                                                              15,733         10,021
  Accounts payable                                                             11,058         13,163
  Accrued salaries and employee benefits                                        1,802          1,566
  Accrued expenses and other current liabilities                                2,486          2,489
                                                                             --------       --------
     Total current liabilities                                                 31,221         28,288

Long-term debt, less current portion                                              936            163

Accrued pension liability                                                         614            614

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 29,940,769 and 29,647,135 shares                       299            297
  Additional paid-in capital                                                   92,366         89,642
  Accumulated deficit                                                         (25,561)       (29,623)
  Additional minimum liability related to defined benefit pension plan           (231)          (231)
                                                                             --------       --------
    Total shareholders' equity                                                 66,873         60,085
                                                                             --------       --------

    Total liabilities and shareholders' equity                               $ 99,644       $ 89,150
                                                                             ========       ========

        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                     Six Months Ended     Three Months Ended
                                                   --------------------  --------------------
                                                   June 30,    July 1,   June 30,    July 1,
                                                    2001        2000       2001       2000
                                                   --------   --------   --------   --------
Net sales                                          $ 55,001   $ 40,853   $ 29,297   $ 22,714
Cost of goods sold                                   35,452     30,828     18,176     16,111
                                                   --------   --------   --------   --------
   Gross margin                                      19,549     10,025     11,121      6,603

Operating expenses:
 Research and development                             3,657      4,455      2,119      2,316
 Selling, general and administrative                  8,592      7,360      4,578      4,040
                                                   --------   --------   --------   --------
   Total operating expenses                          12,249     11,815      6,697      6,356
                                                   --------   --------   --------   --------
   Operating income (loss)                            7,300     (1,790)     4,424        247

Other income, net                                       364        392         45        303
Interest expense, net                                  (442)      (381)      (222)      (233)
                                                   --------   --------   --------   --------
Income (loss) before provision for income taxes       7,222     (1,779)     4,247        317
Provision for income taxes                            3,160          -      1,862          -
                                                   --------   --------   --------   --------
Net income (loss)                                     4,062     (1,779)     2,385        317
Accumulated deficit, beginning of period            (29,623)   (28,694)   (27,946)   (30,790)
                                                   --------   --------   --------   --------
Accumulated deficit, end of period                 $(25,561)  $(30,473)  $(25,561)  $(30,473)
                                                   ========   ========   ========   ========
Net income (loss) per share of common stock:
   Basic                                               $.14      $(.06)      $.08       $.01
                                                   ========   ========   ========   ========
   Diluted                                             $.13      $(.06)      $.08       $.01
                                                   ========   ========   ========   ========

Weighted average number of common and
 common equivalent shares outstanding:
   Basic                                             29,725     29,575     29,790     29,585
                                                   ========   ========   ========   ========
   Diluted                                           31,442     29,575     31,637     30,614
                                                   ========   ========   ========   ========

       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                      ----------------
                                                                     June 30,   July 1,
                                                                       2001      2000
                                                                     --------   -------
Cash flows from operating activities:
 Net income (loss)                                                    $ 4,062   $(1,779)

 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Provision for income taxes                                          3,160         -
    Depreciation and amortization                                       1,263     1,082
    Allowances against accounts receivable                              1,819       588
    Write-off of inventories                                              466       830
    Other                                                                 149       133

 Changes in assets and liabilities:
    (Increase) in accounts receivable                                  (9,166)   (5,820)
    (Increase) in inventories                                          (3,101)   (3,652)
    (Increase) decrease in prepaid expenses and other assets           (1,439)      692
    (Decrease) increase in accounts payable                            (2,105)      139
    (Decrease) increase in accrued expenses and other liabilities         (50)       60
                                                                      -------   -------
       Net cash used in operating activities                           (4,942)   (7,727)

Cash flows from investing activities:
    Capital expenditures                                               (1,569)   (1,424)
    Proceeds from sale of fixed assets                                     17        11
                                                                      -------   -------
       Net cash used in investing activities                           (1,552)   (1,413)

 Cash flows from financing activities:
    Proceeds from issuances of Common Stock                               929       112
    Net proceeds from revolving credit line                             5,712     9,136
    Principal payments under long-term debt and other borrowings         (134)     (120)
                                                                      -------   -------
       Net cash provided by financing activities                        6,507     9,128

Net increase (decrease) in cash and cash equivalents                       13       (12)
Cash and cash equivalents at beginning of period                          222       176
                                                                      -------   -------
Cash and cash equivalents at end of period                            $   235   $   164
                                                                      =======   =======

       The accompanying notes are an integral part of these statements.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

     Pharmaceutical Resources, Inc. (the "Company" or "PRI") operates, primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

Basis of Preparation:

     The accompanying consolidated financial statements at June 30, 2001 and for the six-month and three-month periods ended June 30, 2001 and July 1, 2000 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 2000 was derived from the Company's audited financial statements at such date.

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

Strategic Alliance:

     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to the Stock Purchase Agreement, dated March 25, 1998, Merck KGaA, through its subsidiary EMD, Inc. (formerly known as Lipha Americas, Inc.,) purchased 10,400,000 newly issued shares of the Company's Common Stock for $20,800,000. In addition, the Company issued to Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, five-year options to purchase an aggregate of 1,171,040 additional shares of the Company's Common Stock at an exercise price of $2.00 per share. The options expire in April 2003 and became exercisable in July 2001. As part of the alliance, the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc."). Merck KGaA also purchased 1,813,272 shares of the Company's Common Stock from Clal Pharmaceutical Industries Ltd., PRI's largest shareholder prior to the transaction.

Research and Development Agreement:

     The Company, Israel Pharmaceutical Resources L.P. ("IPR"), and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded approximately $800,000 for fiscal year 2000 and $413,000 for the first six months of fiscal year 2001, fulfilling their funding requirements through June 30, 2001. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

Profit Sharing Agreement:

     In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm pursuant to which the Company will receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in deferred charges and other assets on the consolidated balance sheets, will be amortized over a projected revenue stream from the products when launched by the third party. To date there are two abbreviated new drug applications ("ANDAs") for potential products covered by the Genpharm Profit Sharing Agreement awaiting U.S. Food and Drug Administration ("FDA") approval. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's distribution agreement with Genpharm resulting from its strategic alliance with Merck KGaA (see "-Distribution and Supply Agreements-Genpharm, Inc.").

Lease Agreement:

     In March 1999, Par entered into an agreement (the "Lease Agreement") to lease its manufacturing facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option (for which Halsey paid $100,000 in March 1999) permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period. Under the Halsey Supply Agreement (as hereinafter defined), Halsey is required to perform certain manufacturing operations for the Company at the Congers Facility (see "-Distribution and Supply Agreements-Halsey Drug Co., Inc.").

Distribution and Supply Agreements:

Dr. Reddy's Laboratories Ltd.

     In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering 14 generic pharmaceutical products, four of which have been filed with the FDA awaiting approval, to be marketed exclusively by Par in the United States and certain other United States territories upon FDA approval. Reddy is required to use commercially reasonable efforts to develop the products, which are subject to the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. Pursuant to the Reddy Development and Supply Agreement, the Company began marketing fluoxetine 40 mg capsules (Prozac(R)), in August 2001 (see "-Subsequent Events").

     The products covered by the Reddy Development and Supply Agreement are in addition to products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

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

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

Genpharm, Inc.:

     The Company and Genpharm have a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted to the Company exclusive distribution rights within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 15 of such products have obtained FDA approval and 14 are currently being marketed by Par. Flecainide acetate tablets (Tambocor(R)), which will be distributed by the Company under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001. The Company anticipates marketing the product during 2001 (see "-Subsequent Events"). The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are 11 ANDAs for potential products (four of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Distribution Agreement.

     The Company and Genpharm have a second distribution agreement for additional products (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to six additional generic pharmaceutical products. The products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there is one ANDA for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Additional Product Agreement. The Company began marketing fluoxetine 10 mg and 20 mg tablets (Prozac(R)), covered under the Genpharm Additional Product Agreement, in August 2001 (see "- Subsequent Events").

     In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a one-time payment of $707,000, which was made in fiscal year 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms. The Company began marketing the product in April 2000 and is amortizing the fee, the net amount of which is included on the consolidated balance sheets in deferred charges and other assets, over the initial term of the agreement.

BASF Corporation:

     In April 1997, Par entered into a Manufacturing and Supply Agreement (the "BASF Supply Agreement") with BASF Corporation ("BASF"), a manufacturer of pharmaceutical products. Under the BASF Supply Agreement, Par agreed to purchase minimum quantities of certain products manufactured by BASF, and to phase out Par's manufacturing of those products. As part of the agreement, BASF discontinued its direct sale of those products. The agreement had an initial term of three years and would have renewed automatically for successive two-year periods until December 31, 2005, if Par had met certain purchase thresholds. Since Par did not meet the minimum purchase requirement of one product in the third and final year of the agreement, BASF had the right to terminate the agreement with a notice period of one year. BASF has not given Par such notice and to ensure continuance of product supply, BASF and the Company have agreed to continue to operate under terms similar to those of the BASF Supply Agreement.

Elan Corporation:

     In June 2000, the Company agreed to sell its remaining distribution rights for a non-prescription transdermal nicotine patch back to Elan Transdermal Technologies, Inc., formerly known as Sano Corporation, and Elan Corporation, plc (collectively "Elan") and to terminate Par's right to royalty payments under a previous agreement. Pursuant to this agreement, the Company received a $500,000 payment in July 2001.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

Short-Term Debt:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a five-year revolving line of credit expiring December 2001. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of June 30, 2001, the borrowing base was approximately $18,574,000 and $15,733,000 was outstanding under the line of credit. The Company and GECC are currently in the process of amending the Loan Agreement to extend the term of the revolving line of credit to June 2003.

Income Taxes:

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. At June 30, 2001, the Company's net deferred tax asset was $13,399,000, net of a valuation allowance of $15,979,000. In addition, additional paid-in capital includes the recognition of future tax benefits of approximately $3,346,000, net of a valuation allowance of $1,609,000, related to stock option compensation. Based on recent developments, including improved financial results, strategic alliances and the continued commitment to the development and introduction of new products, management believes that its valuation allowances are adequate. The Company utilized part of its net deferred tax asset and recorded provisions for income taxes of $3,160,000 and $1,862,000, respectively, for the six and three-month periods ended June 30, 2001. The provisions, which are primarily non-cash expenses, were established using the applicable rates for federal, state and alternative minimum taxes. At June 30, 2001, the Company had NOL carryforwards for tax purposes of approximately $53,600,000 that expire 2006 through 2019.

     If the Company generates sufficient taxable income in the future to fully utilize its net deferred tax asset, decreases in the valuation allowance will be reflected through a credit to the provision for income taxes. However, there can be no assurance that the Company will continue to generate taxable earnings or any specific level of continuing earnings in the future. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. The Company did not recognize a benefit for its operating losses in either of the six and three-month periods ended July 1, 2000. Based on the Company's performance in prior years and other competitive factors pertaining to the generic drug industry, management believes that future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company. The Company is continually assessing the need for a valuation allowance against its NOL carryforwards.

Earnings Per Share:

     The Company's computation and presentation of basic and diluted earnings per share data is in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following table is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)


                                                      Six Months Ended        Three Months Ended
                                                ----------------------        ------------------
                                                June 30,        July 1,       June 30,  July 1,
                                                  2001           2000           2001     2000
                                                 -------        -------       -------   -------
                                                    (In Thousands, Except Per Share Amounts)
Net income (loss)                                $ 4,062        $(1,779)      $ 2,385   $   317

Basic:
Weighted average number of common
 shares outstanding                               29,725         29,575        29,790    29,585

Net income (loss) per share of common stock      $   .14        $  (.06)      $   .08   $   .01
                                                 =======        =======       =======   =======

Assuming dilution:
Weighted average number of common
 shares outstanding                               29,725         29,575        29,790    29,585
Effect of dilutive options                         1,717              -         1,847     1,029
                                                 -------        -------       -------   -------
Weighted average number of common and common
  equivalent shares outstanding                   31,442         29,575        31,637    30,614

Net income (loss) per share of common stock      $   .13        $  (.06)      $   .08   $   .01
                                                 =======        =======       =======   =======

     As of June 30, 2001, incremental shares from assumed conversions of all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share. The Company had outstanding options and warrants of 548,700 and 420,200 at the end of the six-month and three-month periods ended July 1, 2000 that were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 980,714 at the end of the six-month period ended July 1, 2000 were excluded from diluted earnings per share because they were anti-dilutive.

New Accounting Standards:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and is effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001 shall be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety.

     The Company has not fully assessed the potential impact of the adoption of SFAS 142, which is effective for the Company as of January 1, 2002, however, the Company anticipates the adoption of these statements will not have a material impact on its financial position and results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which delayed the Company's required adoption of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133" ("SFAS 138"), which is effective concurrently with SFAS 133. There was no impact on the Company's financial position and results of operations for the six and three-month periods ended June 30, 2001 as a result of the adoption of SFAS 133 and SFAS 138.

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

Legal Proceedings:

     Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace has expired. Megace Oral Suspension received orphan drug exclusivity from the FDA that expired on September 10, 2000 and BMS has a formulation patent for Megace Oral Suspension that expires in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001. On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory (see "-Subsequent Events").

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

     On March 30, 2001, the Company reached an agreement with Minnesota Mining and Manufacturing Company ("3M") with respect to a previous product agreement (the "Product Co-development, Supply and Distribution Agreement") entered into between the parties on January 6, 1994. Under the terms of the agreement, 3M agreed to pay the Company $750,000 in April 2001 in exchange for the mutual termination of the Product Co-development, Supply and Distribution Agreement. The Company recorded $500,000 of the payment related to product royalties in net sales and the remaining $250,000 in other income in the first quarter 2001.

                        PHARMACEUTICAL RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

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

Subsequent Events:

     On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its case against BMS over megestrol acetate oral suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company began shipping the product to its customers.

     On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of 3Ms' Tambocor, which will be distributed by the Company under the Genpharm Distribution Agreement. Alphapharm was first-to-file an ANDA with paragraph IV certification and therefore the Company anticipates receiving up to 180 days of marketing exclusivity for the product. The Company anticipates shipping the product during 2001.

     On August 2, 2001, the Company began marketing fluoxetine 10 mg and 20 mg tablets, and fluoxetine 40 mg capsules, the generic versions of Eli Lilly and Company's Prozac, through its distribution agreements with Genpharm and Reddy. The Company has received 180 days marketing exclusivity for the products, which will extend into late January 2002. Generic competitors of the Company received 180 days marketing exclusivity for fluoxetine 10 mg and 20 mg capsules. The Company believes that its fluoxetine tablets should be able to compete for a share of the fluoxetine capsule market.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors, (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs and outcome of any threatened or pending litigation, including patent and infringement claims and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

     The Company's net income for the six-month period ended June 30, 2001 was $4,062,000 compared to a net loss of ($1,779,000) in the corresponding six-month period ended July 1, 2000. Net sales in 2001 increased $14,148,000, or 35%, to $55,001,000, primarily due to additional sales from new products. Following the sales growth, the gross margins increased to $19,549,000, or 36% of net sales, for the six-month period of 2001, from $10,025,000, or 25% of net sales, in the same period of the prior year. Research and development expenses in 2001 of $3,657,000 decreased $798,000 from the comparable period of 2000, primarily due to the timing of bio-studies. For the most recent six-month period, selling, general and administrative costs of $8,592,000 increased $1,232,000 from the corresponding period of the prior year, primarily due to additional marketing programs associated with new products and, to a lesser extent, higher costs for personnel, increased shipping volumes and legal fees. The income tax provision for the six months ended June 30, 2001 is primarily a non-cash expense due to NOL carryforwards. The Company did not recognize a tax benefit for its losses in the year 2000.

     The Company's net income for the second quarter 2001 of $2,385,000 increased from $317,000 for the second quarter of the prior year, reflecting the increased sales and gross margin growth described above. Research and development expenses of $2,119,000 for the second quarter 2001 were comparable to $2,316,000 incurred in the same quarter of 2000. Selling, general and administrative costs of $4,578,000 for the three-month period of 2001 increased $538,000 from the prior year, primarily due to increased marketing expenses.

     In order to improve the Company's prospects and strengthen its financial condition through the introduction of new products at profitable pricing the Company has entered into several strategic alliances through which it co-develops and distributes products. The Company's pipeline of potential products for the future includes 19 ANDAs (four of which have been tentatively approved), pending with, and awaiting approval from, the FDA, as a result of its internal product development program and strategic alliances. The Company pays a percentage of the gross profits to its strategic partners on sales of products covered by its distribution agreements (see "Notes to Financial Statements-Strategic Alliance" and "Distribution and Supply Agreements").

     On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001. On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its case against BMS (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings" and "-Subsequent Events").

     In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, which as first-to-file opportunities, the Company received up to 180 days of marketing exclusivity for the products. Par's ANDA approval for megestrol acetate oral suspension (Megace Oral Suspension), which had an estimated $180 million of annual brand sales in 2000, is not subject to any profit split agreements. Alphapharm's ANDA approval for fluoxetine 10 mg tablets (Prozac(R)), which had an estimated $70 million of annual brand sales in 2000, and 20 mg tablets, which the Company believes should be able to compete for a share of the fluoxetine capsule market, are covered under the Genpharm Additional Product Agreement. Fluoxetine 20 mg capsules had an estimated annual brand sales of nearly $2 billion in 2000. Reddy's ANDA approval for fluoxetine 40mg capsules, which had an estimated $275 million of annual brand sales in 2000, is covered under the Reddy Development and Supply Agreement. Annual brand sales are based on the Company's market research. The Company began marketing megestrol acetate oral suspension in July 2001 and all three strengths of fluoxetine in August 2001. Sales of these products are expected to have a significant impact on sales and gross margins in the third quarter 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements" and "-Subsequent Events").

     Critical to the continued improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in research and development efforts, subject to liquidity concerns, while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain any additional products for sale (see "Financial Condition-Liquidity and Capital Resources").

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

Net Sales

     Net sales for the six months ended June 30, 2001 of $55,001,000 increased $14,148,000, or 35%, from net sales of $40,853,000 for the six months ended July 1, 2000. The sales increase was primarily due to additional sales from new products, including products sold under distribution agreements with Genpharm and Reddy, and, to a lesser extent, increased volumes and more favorable pricing on certain existing products. Net sales of distributed products in the most recent six months, which consist of products manufactured under contract and licensed products, were approximately 56% of the Company's net sales compared to approximately 62% of net sales in 2000. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

     Second quarter 2001 net sales of $29,297,000 increased $6,583,000, or 29%, from $22,714,000 for the corresponding quarter of 2000, primarily due to the sale of new products and increased volumes and more favorable pricing on certain existing products. Net sales of distributed products were approximately 54% of the Company's total net sales in the most recent quarter compared to approximately 64% of the total for the same quarter of last year.

     Sales of the Company's products continue to be principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, including potential exclusivity periods, and (vi) the level of customer service.

Gross Margin

     The gross margin of $19,549,000 (36% of net sales) for the six-month period ended June 30, 2001 increased $9,524,000 from $10,025,000 (25% of net sales) in the corresponding period of the prior year. The gross margin improvement was attained primarily through additional contributions from sales of higher margin new products, increased sales of certain existing products and more favorable overhead variances.

     The gross margin for the second quarter 2001 was $11,121,000 (38% of net sales) compared to $6,603,000 (29% of net sales) in the corresponding quarter of the prior year. Additional gross margin contributions from higher margin new products, increased sales of certain existing products, more favorable overhead variances and lower inventory write-offs generated the higher margins in the second quarter of 2001.

     Inventory write-offs amounted to $466,000 and $181,000 for the six-month and three-month periods ended June 30, 2001, respectively, compared to $830,000 and $695,000 in the corresponding periods of the prior year. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives. The higher inventory write-offs in the prior year were primarily attributable to an increase in the disposal of short-dated finished products and obsolete inventory from the discontinuance of a low margin product.

Operating Expenses

Research and Development

     Research and development expenses of $3,657,000 for the six months ended June 30, 2001 decreased $798,000, from $4,455,000 for the corresponding period of the prior year. The lower costs were primarily attributable to the timing of bio-study activity and lower payments for formulation development work performed for PRI by unaffiliated companies partially offset by higher material costs. Annual research and development costs in 2001 are expected to be comparable to fiscal year 2000. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent six-month period were $576,000, net of Generics funding, compared to expenses of $622,000 for the comparable period of last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to a maximum payment of $1,000,000 in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Research and Development Agreement").

     Second quarter 2001 research and development expenses of $2,119,000 were comparable to $2,316,000 for the second quarter 2000. Increased material costs were more than offset by lower bio-study and outside development costs. Research and development expenses at IPR in the most recent quarter were $291,000, net of Generics funding, compared to expenses of $293,000 in the same quarter of the prior year.

     The Company currently has two ANDAs for potential products pending with, and awaiting approval from, the FDA as a result of its own product development program. In March 2001, the Company received FDA approval with marketing exclusivity until late-September 2001 for buspirone 7.5mg tablets (BuSpar(R)) and began marketing the product. In July 2001, the Company began marketing megestrol acetate oral suspension following final FDA approval with marketing exclusivity until mid-January 2002. The Company has in process or expects to commence biostudies for at least five additional products during the remainder of 2001. None of these products is included in any of the Company's distribution agreements.

     Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are 11 ANDAs for potential products (four of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 14 products under the Genpharm Distribution Agreement. Flecainide acetate tablets (Tambocor(R)), which will be distributed by the Company under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001. The Company anticipates marketing the product during 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

     Genpharm and the Company share the costs of developing the products covered under the Genpharm Additional Product Agreement. Currently, there is one ANDA for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. The Company began marketing fluoxetine 10 mg and 20 mg tablets, covered under the Genpharm Additional Product Agreement, in August 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

Selling, General and Administrative

     Selling, general and administrative costs of $8,592,000 (16% of net sales) for the six months ended June 30, 2001 increased $1,232,000, or 17%, from $7,360,000 (18% of net sales) in the corresponding period ended July 1, 2000. The higher costs in the current period were primarily attributable to additional marketing programs associated with new products and, to a lesser extent, higher cost for personnel, shipping increased volumes and legal fees. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected to certain products covered under the Company's distribution agreements and the patent infringement action with BMS (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings" and "-Subsequent Events").

     For the three-month period ended June 30, 2001, selling, general and administrative costs increased $538,000, or 13%, to $4,578,000 (16% of net sales) from $4,040,000 (18% of net sales) for the corresponding three-month period of the prior year primarily due to higher marketing expenses.

Other Income

     Other income of $364,000 and $45,000 for the six-month and three-month periods ended June 30, 2001, respectively, decreased from $392,000 and $303,000 in the corresponding periods of 2000. Included in 2001 was a payment from 3M to the Company releasing the parties from a prior product agreement recorded in the first quarter of 2001. Other income for the six-month and three-month periods of 2000 consisted primarily of payments from strategic partners to reimburse the Company for research costs incurred in prior periods.

Income Taxes

     The Company recorded provisions for income taxes of $3,160,000 and $1,862,000, respectively, for the six and three months ended June 30, 2001. The provisions, which are primarily non-cash expenses, were established using the applicable rates for federal, state and alternative minimum taxes. The Company did not recognize a benefit for its operating losses in either of the six or three months ended July 1, 2000. Based on the Company's performance in prior years and other competitive factors pertaining to the generic drug industry, management believes future operating income might not be sufficient to recognize fully the NOL carryforwards of the Company (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

     The Company's cash and cash equivalents of $235,000 at June 30, 2001 were comparable to $222,000 at December 31, 2000. Additional borrowings from the Company's credit line with GECC of $5,712,000 for the six months ended June 30, 2001 were used primarily to fund operations and, to a lesser extent, capital projects. Working capital of $27,265,000 at June 30, 2001, which includes cash and cash equivalents, increased $8,753,000 from $18,512,000 at December 31, 2000, primarily due to increased accounts receivable, inventories and agreements with customers related to stocking new products. The working capital ratio improved to 1.87x at June 30, 2001 compared to 1.65x at December 31, 2000.

     The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Annual research and development expenses, including payments to non-affiliated companies, are expected to total approximately $8,000,000 for the entire fiscal year 2001.

     On March 30, 2001, the Company reached an agreement with 3M pursuant to which 3M paid the Company $750,000 in April 2001, releasing the parties from a prior product agreement (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

     In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under a prior agreement. Pursuant to this agreement, the Company received a $500,000 payment in July 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements-Elan Corporation").

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

     The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company $800,000 for fiscal year 2000 and $413,000 for the first six months of 2001, fulfilling their funding requirements through June 30, 2001. Generics is not required to fund more than $1,000,000 for any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

     The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent available (see "Financing").

Financing

     At June 30, 2001, the Company's total outstanding long-term debt, including the current portion, amounted to $1,078,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment. In June 2001, the Company and the bank entered into an agreement that extended the terms of the mortgage loan of which the remaining balance was originally due in May 2001. The mortgage loan extension, in the principal amount of $877,000, is to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan has a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of NY rate.

     Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a five- year revolving line of credit expiring December 2001. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or
(ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control and which are applied on a daily basis to reduce amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of June 30, 2001, the borrowing base was approximately $18,574,000 and $15,733,000 was outstanding under the line of credit. The Company and GECC are currently in the process of amending the Loan Agreement to extend the term of the revolving line of credit to June 2003.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
------  -----------------

     Par has filed with the FDA an ANDA for megestrol acetate oral suspension, the generic version of BMS Megace Oral Suspension. Par filed a paragraph IV certification regarding the formulation patent as part of its ANDA submission. The basic compound patent for Megace has expired. Megace Oral Suspension received orphan drug exclusivity from the FDA that expired on September 10, 2000 and BMS has a formulation patent for Megace Oral Suspension that expires in 2011. Par believes that its distinct and unique formulation does not infringe the BMS formulation patent. In October 1999, BMS initiated a patent infringement action against Par. On March 1, 2000, Par was granted a patent by the U.S. Patent Office regarding Par's unique formulation of megestrol acetate oral suspension. Par believes that the issuance of this patent, which establishes the uniqueness of Par's formulation compared to the BMS patent, should significantly help Par's defense in the patent infringement case. On December 14, 2000, the U.S. District Court for the Southern District of New York dismissed the patent infringement complaint brought by BMS regarding Par's megestrol acetate oral suspension formulation. The Court granted summary judgment in favor of Par for reasons explained in an Opinion filed under seal. A Notice of Appeal was filed by BMS on March 6, 2001.

     On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its case against BMS over megestrol acetate oral suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company began shipping the product to its customers.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a)  Exhibits:

     10.15.3 Mortgage Modification Agreement and Restated Mortgage Loan Note, dated May 1, 2001, between Hudson United Bank and Par.

     10.16.2  2001 Performance Equity Plan.

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

                                 PHARMACEUTICAL RESOURCES, INC.
                                 ------------------------------
                                  (Registrant)



August 14, 2001                  /s/ Kenneth I. Sawyer
                                 ---------------------
                                 Kenneth I. Sawyer
                                 Chief Executive Officer and Chairman of
                                 the Board of Directors
                                 (Principal Executive Officer)



August 14, 2001                  /s/ Dennis J. O'Connor
                                 ----------------------
                                 Dennis J. O'Connor
                                 Vice President - Chief Financial Officer and
                                 Secretary
                                 (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


   Exhibit Number                Description                      Page Number
   --------------                -----------                      -----------

      10.15.3    Mortgage Modification Agreement and Restated          21
                 Mortgage Loan Note, dated May 1, 2001, between
                 Hudson United Bank and Par.


      10.16.2    2001 Performance Equity Plan.                         30