Form 10-Q
period 2001-09-29
PHARMACEUTICAL RESOURCES INC
filed 2001-11-13
CIK 878088

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                   32,016,652
      Number of shares of Common Stock outstanding as of November 7, 2001.

          This is page 1 of 28 pages. The exhibit index is on page 21.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                              September 29,          December 31,
                           ASSETS                                                2001                   2000
                           ------                                             (Unaudited)             (Audited)
                                                                              -----------             ---------
Current assets:
  Cash and cash equivalents                                                    $  2,509                $   222
  Accounts receivable, net of allowances of
   $45,141 and $3,954                                                            84,683                 22,306
  Inventories                                                                    23,973                 20,249
  Prepaid expenses and other current assets                                       5,117                  4,023
  Deferred income tax assets                                                     36,424                      -
                                                                               --------                -------
    Total current assets                                                        152,706                 46,800

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                       24,329                 23,560

Deferred charges and other assets                                                 6,936                  4,182

Non-current deferred income tax assets, net                                           -                 14,608
                                                                               --------                -------
   Total assets                                                                $183,971                $89,150
                                                                               ========                =======

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Current portion of long-term debt                                            $    252                $ 1,049
  Short-term debt                                                                    20                 10,021
  Accounts payable                                                               48,621                 13,163
  Accrued salaries and employee benefits                                          2,230                  1,566
  Accrued expenses and other current liabilities                                  4,903                  2,489
  Income taxes payable                                                           15,733                      -
                                                                               --------                -------
   Total current liabilities                                                     71,759                 28,288

Long-term debt, less current portion                                              1,103                    163

Accrued pension liability                                                           614                    614

Deferred income tax liabilities, net                                                753                      -

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 32,007,461 and 29,647,135 shares                         320                    297
  Additional paid-in capital                                                    108,364                 89,642
  Retained earnings accumulated (deficit)                                         1,289                (29,623)
  Additional minimum liability related to defined benefit pension plan             (231)                  (231)
                                                                               --------                -------
    Total shareholders' equity                                                  109,742                 60,085
                                                                               --------                -------

    Total liabilities and shareholders' equity                                 $183,971                $89,150
                                                                               ========                =======



        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              ACCUMULATED (DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Nine Months Ended                Three Months Ended
                                                            -----------------                ---------------------
                                                         Sept. 29,       Sept. 30,          Sept. 29,       Sept. 30,
                                                           2001            2000               2001            2000
                                                           ----            ----               ----            ----
Net sales                                                $154,725       $ 61,289            $ 99,724       $ 20,436
Cost of goods sold                                         93,613         46,101              58,161         15,273
                                                         --------       --------            --------       --------
       Gross margin                                        61,112         15,188              41,563          5,163

Operating expenses:
   Research and development                                 7,436          5,334               3,779            879
   Selling, general and administrative                     15,385         11,205               6,793          3,845
                                                         --------       --------            --------       --------
       Total operating expenses                            22,821         16,539              10,572          4,724
                                                         --------       --------            --------       --------
       Operating income (loss)                             38,291         (1,351)             30,991            439
Other income, net                                             431            504                  67            112
Interest expense, net                                        (580)          (658)               (138)          (277)
                                                         --------       --------            --------       --------
Income (loss) before provision for income taxes            38,142         (1,505)             30,920            274
Provision for income taxes                                  7,230              -               4,070              -
                                                         --------       --------            --------       --------
Net income (loss)                                          30,912         (1,505)             26,850            274
Accumulated deficit, beginning of period                  (29,623)       (28,694)            (25,561)       (30,473)
                                                         --------       --------            --------       --------
Retained earnings accumulated (deficit), end of period   $  1,289       $(30,199)           $  1,289       $(30,199)
                                                         ========       ========            ========       ========

Net income (loss) per share of common stock:

       Basic                                             $   1.03       $   (.05)           $    .87       $    .01
                                                         ========       ========            ========       ========
       Diluted                                           $    .97       $   (.05)           $    .83       $    .01
                                                         ========       ========            ========       ========

Weighted average number of common and
   common equivalent shares outstanding:

       Basic                                               30,106         29,591              30,871         29,622
                                                         ========       ========            ========       ========
       Diluted                                             31,902         29,591              32,428         30,670
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

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                                      Sept. 29,       Sept. 30,
                                                                                        2001            2000
                                                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                  $  30,912        $(1,505)

   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
     Deferred income taxes                                                              (21,063)             -
     Depreciation and amortization                                                        1,938          1,661
     Allowances against accounts receivable                                              41,187            435
     Write-off of inventories                                                             1,195          1,010
     Tax benefit from exercise of stock options                                          11,254              -
     Other                                                                                  146            171

 Changes in assets and liabilities:
     Increase in accounts receivable                                                   (103,564)        (3,889)
     Increase in inventories                                                             (4,919)        (1,819)
     (Increase) decrease in prepaid expenses and other assets                            (3,848)           240
     Increase (decrease) in accounts payable                                             35,458         (2,200)
     Increase in accrued expenses and other liabilities                                   3,078          1,026
     Increase in income taxes payable                                                    15,733              -
                                                                                      ---------        -------
       Net cash provided by (used in) operating activities                                7,507         (4,870)

Cash flows from investing activities:
     Capital expenditures                                                                (2,743)        (2,468)
     Proceeds from sale of fixed assets                                                      19             36
                                                                                      ---------        -------
       Net cash used in investing activities                                             (2,724)        (2,432)

Cash flows from financing activities:
     Proceeds from issuances of Common Stock                                              7,362            243
     Net (payments) proceeds from revolving credit line and other borrowings             (9,646)         7,272
     Principal payments under long-term debt and other borrowings                          (212)          (182)
                                                                                      ---------        -------
       Net cash (used in) provided by financing activities                               (2,496)         7,333

Net increase in cash and cash equivalents                                                 2,287             31
Cash and cash equivalents at beginning of period                                            222            176
                                                                                      ---------        -------
Cash and cash equivalents at end of period                                            $   2,509        $   207
                                                                                      =========        =======




        The accompanying notes are an integral part of these statements.

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)



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

Basis of Preparation:

       The accompanying consolidated financial statements at September 29, 2001 and for the nine-month and three-month periods ended September 29, 2001 and September 30, 2000 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 2000 was derived from the Company's audited financial statements at such date.

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

Accounts Receivable:                                   September 29,     December 31,
                                                           2001              2000
                                                           ----              ----
                                                               (In Thousands)
       Accounts receivable                               $129,824          $26,260
                                                         --------          -------
       Allowances:
       Doubtful accounts                                      977              914
       Returns and allowances                               2,890            1,602
       Price adjustments                                   41,274            1,438
                                                         --------          -------
                                                           45,141            3,954
                                                         --------          -------
       Accounts receivable,
       net of allowances                                 $ 84,683          $22,306
                                                         ========          =======

       The accounts receivable amounts are net of provisions for customer rebates and chargebacks. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Chargebacks are price adjustments generated from the differential between the invoice or list price and a separate price agreed to in a contract with a customer.

       The accounts receivable allowances include price adjustments that consist of provisions for cash discounts, sales promotions, introductory price protection and shelf stock adjustments. In the third quarter of 2001, the Company recorded a portion of the total projected price protection reserve anticipated for fluoxetine 10 mg and 20 mg tablets, and fluoxetine 40 mg capsules, the generic versions of Eli Lilly and Company's Prozac(R), upon competition entering the market at the end of the Company's exclusivity period in late-January 2002. The reserve is based on a number of factors, including the Company's projected sales volumes during the exclusivity period, inventory levels of customers and anticipated price declines factoring in a number of competitors based on tentative FDA approvals. This practice has become customary in the industry when several manufacturers attempt to capture significant market share of a new product. A shelf stock adjustment occurs when there is a reduction in the invoice or list price of a product and the Company provides an allowance on the customer's existing inventory for the difference between the old and new invoice prices.

Changes in Shareholders' Equity:

       Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the nine months ended September 29, 2001 were as follows:

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)

                                                                                                   Additional
                                                                        Common Stock                 Paid-In
                                                                  Shares            Amount           Capital
                                                                  ------            ------           -------

       Balance, December 31, 2000                               29,647,135          $297,000      $89,642,000
         Exercise of Genpharm warrants                             249,700             2,000        2,095,000
         Exercise of Genpharm stock options                        351,040             4,000          699,000
         Exercise of Merck KGaA stock options                      820,000             8,000        1,632,000
         Exercise of stock options                                 933,699             9,000        2,948,000
         Issuance of stock options                                       -                 -          129,000
         Compensatory arrangements                                   5,887                 -       11,219,000
                                                               -----------          --------     ------------
       Balance, September 29, 2001                              32,007,461          $320,000     $108,364,000
                                                               ===========          ========     ============


Strategic Alliance:

       In 1998, the Company entered into a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany pursuant to which Merck KGaA purchased 10,400,000 shares of the Company's Common Stock through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.). As part of the alliance, Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, were issued five-year options to purchase an aggregate of 1,171,040 additional shares of Common Stock at an exercise price of $2.00 per share and the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc."). In addition, EMD purchased 1,813,272 shares of Common Stock from Clal Pharmaceutical Industries Ltd. In August 2001, Merck KGaA and Genpharm exercised options and warrants totaling 1,420,740 shares of Common Stock. EMD, Merck KGaA and Genpharm subsequently sold their entire holdings of 13,634,012 shares of Common Stock, representing approximately 43% of the Company's total number of outstanding shares of Common Stock at the close of the transaction in September 2001, to unaffiliated institutional investors in a private placement (see "Other Information"). The selling of these shares did not change the terms of any existing distribution or development agreements between the Company and Merck KGaA or its affiliates.

Research and Development Agreement:

       The Company, Israel Pharmaceutical Resources L.P. ("IPR"), and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded approximately $800,000 for fiscal year 2000 and $587,000 for the first nine months of fiscal year 2001, fulfilling their funding requirements through September 29, 2001. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

Profit Sharing Agreement:

       In January 1999, the Company and Genpharm entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company will receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States-based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in deferred charges and other assets on the consolidated balance sheets, will be amortized over a projected revenue stream from the products when launched by the third party. To date, there are two abbreviated new drug applications ("ANDAs") for potential products covered by the Genpharm

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)



Profit Sharing Agreement awaiting U.S. Food and Drug Administration ("FDA") approval. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's other distribution agreements with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc.").

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

Distribution and Supply Agreements:

  Dr. Reddy's Laboratories Ltd.

       In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering 14 generic pharmaceutical products, four of which have been filed with the FDA awaiting approval, to be marketed exclusively by Par in the United States and certain other United States territories upon FDA approval. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine (Prozac(R)) 40 mg capsules through the Reddy Development and Supply Agreement and began shipping the product.

       The products covered by the Reddy Development and Supply Agreement are in addition to five products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

  Genpharm, Inc.:

       The Company and Genpharm have a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted to the Company exclusive distribution rights within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 15 of such products have obtained FDA approval and 14 are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are 12 ANDAs for potential products (five of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Distribution Agreement.

       On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3Ms") Tambocor(R), which will be distributed by the Company under the Genpharm Distribution Agreement. Since Alphapharm was the first-to-file an ANDA and obtained paragraph IV certification, the Company anticipates receiving up to 180 days of marketing exclusivity for the product. The Company anticipates commencing the marketing of the product in the first quarter of fiscal year 2002.

       The Company and Genpharm have a second distribution agreement for additional products (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)



distribution rights within the United States and certain other United States territories with respect to five additional generic pharmaceutical products. The products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there is one ANDA for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Additional Product Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine (Prozac(R)) 10 mg and 20 mg tablets through the Genpharm Additional Product Agreement and began shipping the product.

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

Short-Term Debt:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a 78-month revolving line of credit expiring June 2003. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities would be deposited into a lockbox account over which GECC would have sole operating control if there were amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of September 29, 2001, the borrowing base was approximately $19,287,000. To date, no debt is outstanding under the Loan Agreement.

Income Taxes:

       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not. At September 29, 2001, the Company had deferred income tax assets of $36,424,000 consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $753,000. Additional paid-in capital includes the recognition of future tax benefits of approximately $12,932,000 related to stock option compensation.

       The Company recorded tax provisions of $7,230,000 and $4,070,000, net of tax benefits of $8,370,000 related to previously unrecognized NOL carryforwards, for the nine and three-month periods, respectively, ended September 29, 2001. The Company did not recognize a benefit for its operating losses in either of the nine and three-month periods ended September 30, 2000.

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)


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

                                                           Nine Months Ended              Three Months Ended
                                                           -----------------              ------------------
                                                        Sept. 29,      Sept. 30,         Sept. 29,      Sept. 30,
                                                          2001           2000              2001           2000
                                                          ----           ----              ----           ----
                                                                (In Thousands, Except Per Share Amounts)

Net income (loss)                                        $30,912         $(1,505)         $26,850           $274

Basic:
Weighted average number of common
  shares outstanding                                      30,106          29,591           30,871         29,622

Net income (loss) per share of common stock              $  1.03         $  (.05)         $   .87        $   .01
                                                         =======         =======          =======        =======

Assuming dilution:
Weighted average number of common
  shares outstanding                                      30,106          29,591           30,871         29,622
Effect of dilutive options                                 1,796               -            1,557          1,048
                                                         -------         -------          -------        -------
Weighted average number of common and common
   equivalent shares outstanding                          31,902          29,591           32,428         30,670

Net income (loss) per share of common stock              $   .97         $  (.05)         $   .83        $   .01
                                                         =======         =======          =======        =======

       As of September 29, 2001, incremental shares from assumed conversions of all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share. The Company had outstanding options and warrants of 408,700 and 360,200, respectively, at the end of the nine-month and three-month periods ended September 30, 2000 that were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,011,186 at the end of the nine-month period ended September 29, 2000 were excluded from diluted earnings per share because they were anti-dilutive.

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

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)



impact on its financial position and results of operations.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which delayed the Company's required adoption of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133" ("SFAS 138"), which is effective concurrently with SFAS 133. There was no impact on the Company's financial position and results of operations for the nine and three-month periods ended September 29, 2001 as a result of the adoption of SFAS 133 and SFAS 138.

Commitments, Contingencies and Other Matters:

  Retirement Plans:

       The Company has a defined contribution social security integrated retirement plan (the "Retirement Plan") which provides retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a retirement savings plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan. In September 2001, the Company made a contribution to the Retirement Savings Plan of approximately $200,000 for fiscal year 2000.

  Legal Proceedings:

       Par is a defendant in two lawsuits filed in United States District Court for the Eastern District of North Carolina by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). The first of these actions, aaiPharma Inc. v. Barr Laboratories, Par Pharmaceutical Inc., Dr. Reddy's Laboratories Inc., Reddy-Cheminor Inc., and Geneva Pharmaceuticals, Inc., was filed on August 1, 2001. The second of these actions, aaiPharma Inc. v. Barr Laboratories, Par Pharmaceutical Inc., Dr. Reddy's Laboratories Inc., and Reddy-Cheminor Inc., was filed on October 30, 2001. Par intends to vigorously litigate these cases. While the outcome of litigation is never certain, Par believes that it will prevail in these litigations.

       On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with Bristol Myers Squibb ("BMS") over megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company began shipping the product to its customers.

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

       On March 30, 2001, the Company reached an agreement with 3M with respect to a previous product agreement (the "Product Co-development, Supply and Distribution Agreement") entered into between the parties on January 6, 1994. Under the terms of the agreement, 3M agreed to pay the Company $750,000 in April 2001 in exchange for the mutual termination of the Product Co-development, Supply and Distribution Agreement. In the first quarter of 2001, the Company recorded $500,000 of the payment related to product royalties in net sales and the remaining $250,000 in other income.

                         PHARMACEUTICAL RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)



       The Company is involved in certain other litigation matters, including certain product liability and patent actions, and actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend these actions.

Subsequent Events:

       In October 2001, Par entered into a licensing agreement with Elan Transdermal Technologies, Inc. ("Elan") to market a generic clonidine transdermal patch. Elan filed an ANDA for the product with the FDA earlier this fiscal year, including a paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expires May 2003. The clonidine transdermal patch is a generic version of Boehringer Ingelheim's Catapres TTS(R), which is a treatment for hypertension. Based on the Company's market research, brand sales of the product were approximately $160 million in fiscal year 2000. The product will be marketed in 0.1 mg./day, 0.2 mg./day and 0.3 mg./day strengths and the product launch is expected to occur in either late 2002 or early 2003.

       In November 2001, the Company announced that it had entered into joint development and marketing agreement with Breath Ltd. of the Arrow Group ("Arrow"), to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. As a result of this agreement, Par filed an ANDA for latanoprost, which was developed by Arrow and is currently pending at the FDA, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a certification that the patents listed in the FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book, in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has sent notice of its ANDA and patent certification to Pharmacia and the additional patent holders. Pursuant to the provisions of the Hatch-Waxman Act, Pharmacia and the additional patent holders have 45 days from receipt of the notice from Par in which to bring suit against Par to attempt to prevent Par from marketing the generic product prior to the expiration of the patents and thereby delay approval of Par's ANDA. Par has reason to believe that its ANDA is the first to be filed for this drug with a paragraph IV certification.

       According to the Company's market research, Xalatan(R) sales were over $400 million in the U.S. in fiscal year 2000. Under the terms of this agreement, Par will market and distribute the drug in the U.S and share with Arrow the net profits generated from the sales.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors (especially upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs and outcome of any threatened or pending litigation, including patent and infringement claims and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

General

       Net income of $30,912,000 for the nine-month period ended September 29, 2001 increased $32,417,000 from a net loss of ($1,505,000) for the nine months ended September 30, 2000. The net income in the most recent period was favorably impacted by the reversal of a previously established valuation allowance of $8,370,000 related to NOL carryforwards. The Company did not recognize a tax benefit for its losses in fiscal year 2000. A revenue increase of $93,436,000, or 152%, from revenues realized during the nine months ended September 30, 2000 led to the significant improvement, reflecting the successful launch of fluoxetine (Prozac(R)) 10 mg and 20 mg tablets, fluoxetine 40 mg capsules, and megestrol acetate oral suspension (Megace(R) Oral Suspension). Net sales reached an all time high of $154,725,000 for the first nine months of fiscal year 2001 compared to net sales of $61,289,000 for the same period of last year. Following the sales growth, the gross margins increased to $61,112,000, or 39% of net sales, for the nine-month period of 2001, from $15,188,000, or 25% of net sales, in the same period of the prior year. The improved results included an increased investment in research and development in 2001 totaling $7,436,000 for the nine months, an increase of $2,102,000 from the comparable period of 2000. Selling, general and administrative costs for the most recent nine-month period of $15,385,000 increased by an absolute dollar amount of $4,180,000 from the corresponding period of the prior year, primarily due to the additional marketing programs, shipping costs and legal fees associated with new product launches.

       Third quarter 2001 net income of $26,850,000, including the income tax benefit of $8,370,000 related to previously unrecognized NOL carryforwards, increased $26,576,000 from the corresponding quarter of the prior year, reflecting the increased sales and gross margin growth described above. In the third quarter of 2001, the Company incurred higher costs for research and development, marketing, legal fees, shipping and personnel compared to the third quarter of 2000. Third quarter 2001 revenues and net income represent record highs for any quarter in the Company's history and exceed the annual totals for any fiscal year since 1989.

       In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and strategic alliances, the Company's pipeline of potential products includes 23 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits to its strategic partners on sales of products covered by its distribution agreements (see "Notes to Financial Statements-"-Distribution and Supply Agreements").

       In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension and fluoxetine 40 mg capsules and 10 and 20 mg tablets, which as first to-file opportunities entitled the Company up to 180 days of marketing exclusivity for the products. Par's ANDA approval for megestrol acetate oral suspension, which had an estimated $180 million of annual brand sales in 2000, is not subject to any profit sharing agreements. Reddy's ANDA approval for fluoxetine 40mg capsules, which had an estimated $275 million of annual brand sales in 2000, is covered under the Reddy Development and Supply Agreement. Alphapharm's ANDA approval for fluoxetine 10 mg tablets, which had an estimated $70 million of annual brand sales in 2000, and 20 mg tablets, which the Company believes should be able to compete for a share of the fluoxetine capsule market, are covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180 days marketing exclusivity for fluoxetine 10 mg and 20 mg capsules. Fluoxetine 20 mg capsules had an estimated annual brand sales of nearly $2 billion in 2000. Annual brand sales are based on the Company's market research. The Company began marketing megestrol acetate oral suspension in July 2001 and all three strengths of fluoxetine in August 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements" ).

       Critical to the continued improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale.

       The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers and (v) pricing and product deletions by competitors.

Net Sales

       Net sales for the nine months ended September 29, 2001 of $154,725,000 increased $93,436,000, or 152%, from net sales of $61,289,000 for the corresponding nine-month period of 2000. The sales increase was due to the launch of fluoxetine 10 mg and 20 mg tablets sold under a distribution agreement with Genpharm, fluoxetine 40 mg capsules sold under a distribution agreement with Reddy, and megestrol acetate oral suspension manufactured by the Company. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 63% of the Company's net sales in each of the comparable nine-month periods. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

       Net sales of $99,724,000 for the third quarter of 2001 increased $79,288,000, or 388%, from $20,436,000 for the corresponding quarter of 2000, primarily due to the introduction of new products during the quarter. Net sales of distributed products were approximately 67% of the Company's total net sales in the most recent quarter compared to approximately 66% of the total for the same quarter of last year.

       For the nine and three-month periods ended September 29, 2001, net sales of fluoxetine and megestrol acetate oral suspension were $56,521,000 and $21,906,000, respectively. Based on the Company's market research for the twelve weeks ended October 26, 2001, Par had captured approximately 79.7 percent of new generic and brand prescriptions in the U.S. market for 40 mg fluoxetine and 22.6 percent of new generic prescriptions in the U.S. market for 10 and 20 mg fluoxetine. In addition, the Company held a 43.8 percent share of new generic and brand prescriptions in the U.S. market for megestrol acetate oral suspension for the thirteen weeks ended October 26, 2001.

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

Gross Margin

       The gross margin of $61,112,000 (39% of net sales) for the nine-month period ended September 29, 2001 increased $45,924,000 from $15,188,000 (25% of net sales) in the corresponding period of the prior year. The gross margin improvement was achieved through additional contributions from sales of higher margin new products, and to a lesser extent, increased sales of certain existing products and more favorable manufacturing overhead variances.

       The third quarter 2001 gross margin of $41,563,000 (42% of net sales) increased $36,400,000 from $5,163,000 (25% of net sales) in the corresponding quarter of the prior year. The higher gross margins in the most recent quarter reflect the launch of higher margin new products, and to a lesser extent, more favorable manufacturing overhead variances.

       For the nine and three-month periods ended September 29, 2001, fluoxetine, which is subject to profit sharing agreements with Genpharm and Reddy, contributed approximately $18,900,000 to the margin improvement while megestrol acetate oral suspension contributed approximately $17,000,000. As a result of the 180-day marketing exclusivity granted to the Company for fluoxetine and megestrol acetate oral suspension, pricing for these products is such that they yield relatively high gross margins, before applicable profit splits, during the exclusivity period. As the exclusivity period ends and additional manufacturers introduce and market comparable generic pharmaceutical products, price competition and access to market have historically intensified and selling prices and product margins typically decline, often significantly. The 180 days marketing exclusivity will extend into late January-2002 for fluoxetine and until mid-January 2002 for megestrol acetate oral suspension. Due to price declines anticipated at the end of the Company's exclusivity period for fluoxetine 10 mg and 20 mg tablets, and fluoxetine 40 mg capsules, the Company recorded a portion of the total projected price protection reserve in the third quarter of 2001. The reserve is based on a number of factors, including the Company's projected sales volumes during the exclusivity period, inventory levels of customers and anticipated price declines factoring in a number of competitors based on tentative FDA approvals.

       Inventory write-offs amounted to $1,195,000 and $729,000 for the nine-month and three-month periods ended September 29, 2001, respectively, compared to $1,010,000 and $180,000 in the corresponding periods of the prior year. The inventory write-offs, taken in the normal course of business, are primarily related to work-in-process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives. The higher inventory write-offs in the most recent year include the disposal of validation batches related to manufacturing process improvements.

Operating Expenses

  Research and Development

       In the nine-month period ended September 29, 2001, the Company incurred research and development expenses of $7,436,000 compared to $5,334,000 for the corresponding nine months of the prior year. The increased costs were primarily attributable to higher material, bio-study and personnel costs, and additional payments for formulation development work performed for PRI by unaffiliated companies. Annual research and development costs in 2001 are expected to exceed the total for fiscal year 2000. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent nine-month period were $865,000, net of Generics funding, compared to expenses of $935,000 for the comparable period of last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to a maximum payment of $1,000,000 in any one calendar year in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Financial Statements-Research and Development Agreement").

       Research and development expenses of $3,779,000 in the third quarter of 2001 increased $2,900,000 from the third quarter of 2000. The most recent three-month period included increased costs for bio-studies related to products co-developed with Genpharm, development materials and personnel. In addition, the third quarter of the prior year included lower payments to unaffiliated development companies and the reimbursement of certain expenses by Genpharm. Research and development expenses at IPR in the most recent quarter were $289,000, net of Generics funding, compared to expenses of $313,000 in the same quarter of the prior year.

       The Company currently has three ANDAs for potential products pending with, and awaiting approval from, the FDA as a result of its own product development program. In addition, the Company has in process or expects to commence biostudies for at least four additional products during the remainder of 2001. None of the potential products described above are subject to any profit sharing arrangements through the Company's strategic alliances.

       Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are 12 ANDAs for potential products (five of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 14 products under the Genpharm Distribution Agreement. Flecainide acetate tablets (Tambocor(R)), which is covered under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001. The Company anticipates commencing the marketing of the product in the first quarter of 2002 (see "Notes to Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

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

  Selling, General and Administrative

       Although selling, general and administrative costs of $15,385,000 for the nine months ended September 29, 2001 increased $4,180,000, or 37%, over the same period of last year, the cost as a percentage of net sales in the respective periods decreased to 10% in 2001 from 18% in 2000. The higher dollar amounts in the current nine-month period were primarily attributable to additional marketing programs, shipping costs and legal fees associated with new product introductions, and to a lesser extent, increased personnel costs. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with certain potential new product introductions (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       For the three-month period ended September 29, 2001, selling, general and administrative costs increased $2,948,000, or 77%, in absolute dollars to $6,793,000 (7% of net sales) from $3,845,000 (19% of net sales) for the corresponding three-month period of the prior year primarily due to higher marketing, shipping, legal and personnel expenses.

Other Income

       Other income of $431,000 and $67,000 for the nine-month and three-month periods ended September 29, 2001, respectively, decreased from $504,000 and $112,000 in the corresponding periods of 2000. Included in the nine-month 2001 total was a payment from 3M to the Company releasing the parties from a prior product agreement recorded in the first quarter of 2001 while the nine-month period of 2000 included payments from strategic partners to reimburse the Company for research costs incurred in prior periods.

Income Taxes

       The Company recorded income tax provisions of $7,230,000 and $4,070,000, net of tax benefits of $8,370,000 related to previously unrecognized NOL carryforwards, for the nine and three-month periods, respectively, ended September 29, 2001. The Company did not recognize a benefit for its operating losses for the nine months ended September 29, 2000 (see "Notes to Financial Statements-Income Taxes").

FINANCIAL CONDITION

Liquidity and Capital Resources

       The Company's cash and cash equivalents of $2,509,000 at September 29, 2001 increased from $222,000 at

December 31, 2000. Proceeds from issuance of Common Stock from the exercise of options and warrants and net cash provided by operations were used to pay down the Company's credit line with GECC and to fund capital projects. Working capital, which includes cash and cash equivalents increased to $80,947,000 at September 29, 2001 from $18,512,000 at December 31, 2000, primarily due to increased accounts receivable and deferred income tax assets. The working capital ratio improved to 2.13x at September 29, 2001 compared to 1.65x at December 31, 2000.

       The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. The payments are expensed as incurred and included in research and development costs. Annual research and development expenses, including payments to non-affiliated companies, are expected to total approximately $10,000,000 for the entire fiscal year 2001.

       As of September 29, 2001 the Company's accounts payable balance increased to $48,621,000 due primarily to a total of approximately $35,600,000 payable to strategic partners related to profit sharing agreements for fluoxetine. The Company expects to pay these amounts from its working capital by November 2001.

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

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company $800,000 for fiscal year 2000 and $587,000 for the first nine months of 2001, fulfilling their funding requirements through September 29, 2001. Generics is not required to fund more than $1,000,000 for any one calendar year (see "Notes to Financial Statements-Research and Development Agreement").

       The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent available (see "-Financing").

Financing

       At September 29, 2001, the Company's total outstanding long-term debt, including the current portion, amounted to $1,355,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment. In June 2001, the Company and the bank entered into an agreement that extended the terms of the mortgage loan of which the remaining balance was originally due in May 2001. The mortgage loan extension, in the principal amount of $877,000, is to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan has a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of NY rate.

       Par entered into the Loan Agreement with GECC in December 1996, which as amended, provides Par with a 78-month revolving line of credit expiring June 2003. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities would be deposited into a lockbox account over which GECC would have sole operating control if there were amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of September 29, 2001, the borrowing base was approximately $19,287,000. To date, no debt is outstanding under the loan agreement.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

       Par is a defendant in two lawsuits filed in United States District Court for the Eastern District of North Carolina by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac/R/). The first of these actions, aaiPharma Inc. v. Barr Laboratories, Par Pharmaceutical Inc., Dr. Reddy's Laboratories Inc., Reddy-Cheminor Inc., and Geneva Pharmaceuticals, Inc., was filed on August 1, 2001. The second of these actions, aaiPharma Inc. v. Barr Laboratories, Par Pharmaceutical Inc., Dr. Reddy's Laboratories Inc., and Reddy-Cheminor Inc., was filed on October 30, 2001. Par intends to vigorously litigate these cases. While the outcome of litigation is never certain, Par believes that it will prevail in these litigations.

       On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with Bristol Myers Squibb ("BMS") over megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company began shipping the product to its customers.

Item 5.  Other Information.
-------  ------------------

       On September 6, 2001, Merck KGaA and two affiliated entities sold their entire ownership stake in PRI, which consisted of 13,634,012 shares of Common Stock or approximately 43% of the total outstanding number of shares of Common Stock, to 53 unaffiliated institutional investors in a private placement at a price of $27 per share. In connection with the transaction, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission that permitted the immediate resale of the PRI shares sold by Merck KGaA and its two affiliates. Merck KGaA reimbursed the Company for all costs, expenses and fees incurred by it in connection with filing the registration statement. In addition, four directors designated by Merck KGaA to serve on the Company's board of directors resigned as a result of the transaction. PRI expects to fill the board vacancies with qualified independent individuals who have experience beneficial to the Company.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

       (a)  Exhibits:

        10.26.1 Tenth Amendment and Consent to Loan and Security Agreement, dated as of August 20, 2001, among the Company, General Electric Capital Corporation, and the other parties named therein.

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

                          PHARMACEUTICAL RESOURCES, INC.
                          ------------------------------
                          (Registrant)


November 13, 2001         /s/ Kenneth I. Sawyer
                          --------------------------------------------
                          Kenneth I. Sawyer
                          Chief Executive Officer and Chairman of
                          the Board of Directors
                          (Principal Executive Officer)




November 13, 2001         /s/ Dennis J. O'Connor
                          --------------------------------------------
                          Dennis J. O'Connor
                          Vice President - Chief Financial Officer and Secretary
                          (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number                      Description                                        Page Number
--------------                      -----------                                        -----------

   10.26.1          Tenth Amendment and Consent to Loan and Security                       22
                    Agreement, dated as of August 20, 2001, among the
                    Company, General Electric Capital Corporation, and the
                    other parties named therein.

