Form 10-Q/A
period 2001-09-29
PHARMACEUTICAL RESOURCES INC
filed 2002-01-11
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                   FORM 10-Q/A

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No_____


                                   32,016,652
       Number of shares of Common Stock outstanding as of November 7, 2001

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

         10.9.3      Second Amended and Restated Employment Agreement,  dated as
                     of   January   4,  2001,   between   Kenneth   I.   Sawyer,
                     Pharmaceutical Resources, Inc.

         10.39 License Agreement, dated as of July 9, 2001, between Breathe Ease Limited and Par Pharmaceutical, Inc.

         10.40       License and Supply  Agreement,  dated as of April 26, 2001,
                     between  Elan  Transdermal   Technologies,   Inc.  and  Par
                     Pharmaceutical, Inc.*

         10.41       Development  and  Supply  Agreement,  dated as of April 17,
                     2001,  between  Par   Pharmaceutical,   Inc.,  Dr.  Reddy's
                     Laboratories Limited, and Reddy-Cheminor, Inc.*

         10.42       Supply and  Marketing  Agreement,  dated as of November 19,
                     2001,  between  Pentech   Pharmaceuticals,   Inc.  and  Par
                     Pharmaceutical, Inc. Par Pharmaceutical, Inc.

         10.43 Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc.*


         * Certain portions of Exhibits 10.40, 10.41 and 10.43 have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PHARMACEUTICAL RESOURCES, INC.
                                          (Registrant)




                                         /s/ Kenneth I. Sawyer
January 10, 2002                         ---------------------------------------
                                         Kenneth I. Sawyer
                                         Chief Executive Officer and Chairman of
                                         the Board of Directors
                                         (Principal Executive Officer)



                                         /s/ Dennis J. O'Connor
January 10, 2002                         ---------------------------------------
                                         Dennis J. O'Connor
                                         Vice President - Chief Financial
                                           Officer and Secretary
                                         (Principal Accounting and
                                           Financial Officer)