Form 10-Q/A
period 2001-09-29
PHARMACEUTICAL RESOURCES INC
filed 2002-01-25
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

       In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and strategic alliances, the Company's pipeline of potential products includes 23 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits to its strategic partners on sales of products covered by its distribution agreements (see "Notes to Financial Statements-Distribution and Supply Agreements").

       In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension and fluoxetine 40 mg capsules and 10 and 20 mg tablets, which as first-to-file opportunities entitled the Company up to 180 days of marketing exclusivity for the products. Par's ANDA approval for megestrol acetate oral suspension, which had an estimated $180 million of annual brand sales in 2000, is not subject to any profit sharing agreements. Reddy's ANDA approval for fluoxetine 40mg capsules, which had an estimated $275 million of annual brand sales in 2000, is covered under the Reddy Development and Supply Agreement. Alphapharm's ANDA approval for fluoxetine 10 mg tablets, which had an estimated $70 million of annual brand sales in 2000, and 20 mg tablets, which the Company believes should be able to compete for a share of the fluoxetine capsule market, are covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180 days marketing exclusivity for fluoxetine 10 mg and 20 mg capsules. Fluoxetine 20 mg capsules had an estimated annual brand sales of nearly $2 billion in 2000. Annual brand sales are based on the Company's market research. The Company began marketing megestrol acetate oral suspension in July 2001 and all three strengths of fluoxetine in August 2001 (see "Notes to Financial Statements-Distribution and Supply Agreements" ).

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

         The Company recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product or the Company's assistance in such resale. As is common in the Company's industry, customers are permitted to return unused product, after approval from the Company, up to 180 days before and one year after the expiration date for the product's lot. Additionally, certain customers are eligible for price rebates, offered as an incentive to increase sales volume, on the basis of the volume of purchases of a product over a specified period which generally ranges from one to three months, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracted with the Company for quantity discounts. In each instance the Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures, the Company's market share, the recent or pending introduction of new drugs, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale.

         In addition to granting the returns or price adjustments discussed above, the Company may offer price protection, or shelf-stock adjustment, with respect to sales of new generic drugs for which it has a market exclusivity period. To account for the fact that the price of such drugs may decline when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period, such plans, which are common in the industry, generally provide the Company will credit its customers for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product with respect to the quantity remaining on the customer's shelf at the end of the exclusivity period. As a result, the total price protection the Company will credit customers with at the end of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers, and the shelf stock customers will have at the end of the exclusivity period. In the Company's experience the amount by which the price of a drug may decline at the end of an exclusivity period will depend in part on the number of additional generic manufacturers that introduce and market a comparable product, and Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major wholesale customers. Using these factors, the Company can reasonably estimate the total price protection credit it will have to issue at the end of an exclusivity period. The Company records periodic charges (reductions of sales) to accrue this amount over the exclusivity period, with the aggregate charge allocated to each period based on the Company's projection of its sales, over the exclusivity period, of the drug in question.

         At September 30, 2001 the Company was within the exclusivity period with respect to two drugs; megestrol acetate oral suspension and fluoxetine. With respect to megestrol acetate oral suspension, for which the exclusivity period ends in mid-January, 2002, the Company did not record a reserve for price protection credits, as the Company does not foresee that other generic manufacturers will introduce and market a comparable product in the near future. With respect to fluoxetine, for which the exclusivity period ends in late-January, 2002, at September 30, 2001 the Company had established a price protection reserve of approximately $28 million, based on its estimate that at the end of its exclusivity period between eight and ten additional generic manufacturers will introduce and market comparable products for the 10mg and 20mg tablets and between one and three additional manufacturers will introduce and market a comparable product for the 40 mg capsules.

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

       For the nine and three-month periods ended September 29, 2001, fluoxetine, which is subject to profit sharing agreements with Genpharm and Reddy, contributed approximately $18,900,000 to the margin improvement while megestrol acetate oral suspension contributed approximately $17,000,000. As a result of the 180-day marketing exclusivity granted to the Company for fluoxetine and megestrol acetate oral suspension, pricing for these products is such that they yield relatively high gross margins, before applicable profit splits, (but after the reduction of sales for the price protection reserve discussed above) during the exclusivity period. The 180 days marketing exclusivity will extend into late January-2002 for fluoxetine and until mid-January 2002 for megestrol acetate oral suspension. As discussed above, the Company currently anticipates that at the end of its exclusivity period additional generic manufacturers will introduce and market fluoxetine. As a result, the Company's gross margin, as a percentage of sales, from fluoxetine may be expected to decline in the future. The Company's gross margin, as a percentage of sales, for megestrol acetate oral suspension could also decline if additional manufacturers introduce and market a comparable generic product.

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

INCOME TAXES

       The Company recorded income tax provisions of $7,230,000 and $4,070,000, net of tax benefits of $8,370,000 related to previously unrecognized NOL carryforwards, for the nine and three-month periods, respectively, ended September 29, 2001. A gross deferred tax asset of $6.0 million related to NOL carryforwards remained unutilized at September 29, 2001. The Company evaluated the relevant information related to the realization of the unutilized NOL carryforwards, including an assessment of the Company's ability to utilize the NOL carryforwards, in light of potential limitations under Section 382 of the Internal Revenue Code related to changes in the ownership of the Company's common stock, and ongoing assessments of the NOL carryforwards generated in earlier years. Based on these factors, a full valuation allowance of $6.0 million against the unutilized NOL carryforwards was recorded. The Company did not recognize a benefit for its operating losses for the nine months ended September 29, 2000 (see "Notes to Financial Statements-Income Taxes").

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

                         PHARMACEUTICAL RESOURCES, INC.
                         ------------------------------
                           (Registrant)




January 24 , 2002        /s/ Kenneth I. Sawyer
                         ----------------------------------------
                         Kenneth I. Sawyer
                         CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                         THE BOARD OF DIRECTORS
                         (Principal Executive Officer)




January 24, 2002         /s/ Dennis J. O'Connor
                         ----------------------------------------
                         Dennis J. O'Connor
                         VICE PRESIDENT - CHIEF FINANCIAL OFFICER AND SECRETARY
                         (Principal Accounting and Financial Officer)