Form 10-K
period 2001-12-31
PHARMACEUTICAL RESOURCES INC
filed 2002-04-01
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

                 Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For Fiscal Year Ended December 31, 2001

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:     Yes  X     No
                                                  ---       ----

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant was $672,209,753, as of March 21, 2002 (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates").


       Number of shares of the Registrant's common stock outstanding as of
                           March 21, 2002: 32,056,122

                   DOCUMENTS INCORPORATED BY REFERENCE : NONE

                                     PART I

ITEM 1.  BUSINESS.
-------  ---------

*RESTATEMENT OF RESULTS

       Certain items in the consolidated financial statements for fiscal years 2000 and 1999 have been restated to change the manner in which Pharmaceutical Resources, Inc. ("PRI" or the "Company") accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold Merck KGaA
10,400,000 shares of its Common Stock, and entered into a distribution agreement, dated March 1998, with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. Previously, the Company accounted for the sale of the Common Stock and the distribution agreement as separate transactions. In restating its consolidated financial statements, the Company has accounted for the two agreements as a single transaction under Emerging Issues Task Force Issue ("EITF") No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received, must be attributed to the distribution agreement. The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. That $6,500,000 has therefore been assigned to the distribution agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The aggregate of $10,833,000 assigned to the distribution agreement is included in intangible assets, reduced each period by amortization, which beginning in the third calendar quarter of 1998, is being recorded on a straight-line basis over fifteen years as a non-cash charge included in selling, general and administrative expenses (see "Notes to Consolidated Financial Statements-*Restatement of Results").

GENERAL

       PRI is a holding company that, through its subsidiaries, is in the business of developing, manufacturing and distributing a broad line of generic drugs in the United States. PRI operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (845) 425-7100.

       Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by a brand name. Generally, a generic drug cannot be marketed until the expiration of applicable patents on the brand name drug. Generic drugs must meet the same government standards as brand name drugs, but are typically sold at prices below those of brand name drugs. Generic drugs provide a cost-effective alternative for consumers while maintaining the safety and effectiveness of the brand name pharmaceutical product.

       The Company's product line consists of prescription and, to a lesser extent, over-the-counter generic drugs consisting of approximately 119 products representing various dosage strengths for 51 drugs. In addition to manufacturing its own products, the Company has strategic alliances with several pharmaceutical and chemical companies providing it with products for sale through distribution, development or licensing agreements (see "-Product Line Information").

       The Company markets its products primarily to wholesalers, retail drug store chains, drug distributors and repackagers principally through its own sales staff. The Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "-Marketing and Customers").

RECENT DEVELOPMENTS:

       Results of Operations. Fiscal year 2001 was a historical year for the Company in terms of revenues, net income and new product introductions. The Company's net income of $53,922,000 for fiscal year 2001 increased $55,573,000 from a net loss of ($1,651,000) for fiscal year 2000. The significantly improved results followed record sales and gross margin growth, primarily attributable to the introduction of three new products, megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension, and fluoxetine 10 mg and 20 mg tablets and fluoxetine 40 mg capsules, the generic versions of Eli Lilly and Company's Prozac(R), that benefited in 2001 from marketing exclusivity which ended in January 2002. Revenues of $271,035,000 for fiscal year 2001 increased 219% from fiscal year 2000 and 237% from fiscal year 1999. Gross margins improved to $109,729,000 (40% of net sales) in fiscal year 2001 from $22,690,000 (27% of net sales) in fiscal year 2000 and $16,175,000
(20% of net sales) in fiscal year 1999. The Company has increased spending on research and development over the last three years and expects to continue investing in its internal research and development programs, as well as, seeking new products through joint ventures, distribution, licensing or other agreements.

       DR. REDDY'S LABORATORIES LTD. In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering 14 generic pharmaceutical products, five of which have been filed with the United States Food and Drug Administration ("FDA") awaiting approval, to be marketed exclusively by Par in the United States and certain other United States territories upon FDA approval.

       MARKETING EXCLUSIVITY. On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with BMS over megestrol acetate oral suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company began shipping the product to its customers. Megestrol acetate oral suspension, which according to the Company's market research had an estimated $180 million of annual sales in 2001, is not subject to any profit sharing agreements. The Company's 180-day exclusivity period ended in mid-January 2002 for megestrol acetate oral suspension and the Company recently learned that another generic competitor was granted FDA approval to market another generic version of the product. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although a competitor may be entering the market at some point in fiscal year 2002, megestrol acetate oral suspension is still anticipated to be a significant profit contributor during 2002, while it appears that there may be limited competition.

       In August 2001, the Company began marketing with exclusivity fluoxetine 10 mg and 20 mg tablets, covered under a distribution agreement with Genpharm, and fluoxetine 40 mg capsules covered under the Reddy Development and Supply Agreement. With respect to fluoxetine, the exclusivity period ended in late-January 2002 and since that time at least ten additional generic manufacturers have introduced comparable products (tablets or capsules) for the 10 mg and 20 mg tablets and at least two additional generic manufacturers have introduced a comparable product for the 40 mg capsules. In addition to its fluoxetine 10 mg and 20 mg tablets, the Company also began marketing fluoxetine 10 mg and 20 mg capsules in February 2002 through a distribution agreement with Genpharm. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price received by the Company during the exclusivity period. Accordingly, the Company's sales and gross margins on fluoxetine in fiscal year 2002 will be adversely affected. Although there can be no assurance, the Company expects to introduce new products in fiscal year 2002 and increase sales of certain existing products to offset the loss of sales and gross margin on its fluoxetine products.

       FIRST-TO-FILE OPPORTUNITIES. On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3M") Tambocor(R), which, based on the Company's market research, had an estimated $110 million of annual brand sales in 2001. Since Alphapharm was the first-to-file an abbreviated new drug application ("ANDA") and obtained Paragraph IV certification, the Company anticipates receiving up to 180 days of marketing exclusivity for the product, covered under a distribution agreement with Genpharm. The Company anticipates it could begin marketing the product in the second quarter of fiscal year 2002 pending the outcome of litigation between Alphapharm and 3M.

       Under a profit sharing agreement with Genpharm, PRI is entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R), which based on the Company's market research, had estimated annual U.S. sales in excess of $4 billion in 2001. The timing and value of the arrangement will depend on the following factors: (i) the outcome of litigation between Genpharm and Astra which focuses on both the invalidity of Astra's patents and the infringement of Genpharm's formulation, the outcome of which will determine the timing of the launch of the product, (ii) the outcome of a Federal Trade Commission ("FTC") review with Andrx Corporation ("Andrx"), a pharmaceutical company located in Fort Lauderdale, Florida relating to an agreement ("Memorandum of Understanding") between Andrx and Genpharm entered into in fiscal year 2001, pursuant to which Genpharm would receive approximately 15% of the profit generated by Andrx during the exclusivity period for omeprazole which, pursuant to the profit sharing agreement between the Company and Genpharm would result in Par receiving 4.5% of Andrx profit.

       In late 2001, the FDA granted co-exclusivity to Genpharm and Andrx, allowing both companies to enter the market together and compete against each other during the exclusivity period. In the event that Genpharm receives FDA regulatory approval and the FTC does not allow the Memorandum of Understanding to stand, Genpharm would enter the market during the exclusivity period. There can be no assurance that Genpharm or Andrx will prevail in the litigation or FTC review or that a full 180-days of exclusivity will be available at the time of launch.

       MERCK KGaA. On September 5, 2001, EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.), a subsidiary of Merck KGaA, Merck KGaA and Genpharm sold their entire ownership stake in PRI, which consisted of 13,634,012 shares of Common Stock, or approximately 43% of the total outstanding number of shares of Common Stock at the close of the transaction, to 53 unaffiliated institutional investors in a private placement. Such shares were registered with the Securities and Exchange Commission (the "Commission") pursuant to a registration statement on Form S-3 under the Securities Act of 1933, as amended, and became available for resale to the public. As a result of the transaction, four directors designated by EMD to serve on the Company's Board of Directors (the "Board") resigned. The Company has since filled three of the vacancies. Peter S. Knight was appointed to the Board on October 11, 2001 and Scott Tarriff and Ronald M. Nordmann were each appointed on December 14, 2001. They join current Board members John D. Abernathy, Mark Auerbach and Kenneth I. Sawyer. The Board is considering further nominations and expects to fill the additional vacancy with a qualified individual.

       ACQUISITION OF BMS PRODUCTS. On March 5, 2002 the Company acquired the U.S. rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000 in fiscal year 2002 and beyond. The product acquisition agreement is retroactive to January 1, 2002. To obtain the rights to the five products, Par will make total payments of $3,000,000 and agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone.

       TERMINATION OF ISP FINETECH ACQUISITION. On March 15, 2002, the Company announced the termination of negotiations with International Specialty Products Inc. ("ISP") concerning the previously announced proposed purchase of the ISP FineTech fine chemical business. ISP FineTech, based in Haifa, Israel and Columbus, Ohio, specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex and valuable organic compounds for the pharmaceutical industry. The Company discontinued negotiations with ISP as a result of various events and circumstances that have occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which is subject to certain credits and offsets. As part of the termination the Company received the rights to a raw material developed by ISP FineTech under a prior agreement.

PRODUCT LINE INFORMATION

       The Company operates in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.

       Par markets approximately 61 products, representing various dosage strengths for 25 drugs that are manufactured by the Company and approximately 58 additional products, representing various dosage strengths for 26 drugs that are manufactured for it by other companies. Par holds ANDAs for the drugs it manufactures. Below is a list of drugs manufactured and/or distributed by Par. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

          NAME                               COMPETITIVE BRAND-NAME DRUG
          ----                               ---------------------------
  CENTRAL NERVOUS SYSTEM:
  Biperiden Hydrochloride                            Akineton
  Benztropine Mesylate                               Cogentin
  Buspirone                                          BuSpar
  Clonazepam                                         Klonopin
  Doxepin Hydrochloride                              Sinequan, Adapin
  Fluoxetine                                         Prozac
  Fluphenazine Hydrochloride                         Prolixin
  Imipramine Hydrochloride                           Tofranil
  Triazolam                                          Halcion

  CARDIOVASCULAR:
  Acebutolol                                         Sectral
  Amiodarone Hydrochloride                           Cordarone
  Captopril                                          Capoten
  Doxazosin Mesylate                                 Cardura
  Enalapril                                          Vasotec
  Guanfacine                                         Tenex
  Hydralazine Hydrochloride                          Apresoline
  Hydra-Zide                                         Apresazide
  Indapamide                                         Lozol
  Isosorbide Dinitrate                               Isordil
  Minoxidil                                          Loniten
  Nicardipine Hydrochloride                          Cardene
  Sotalol                                            Betapace

  ANALGESIC/ANTI-INFLAMMATORY:
  Aspirin (zero order release)                       Zorprin
  Carisoprodol and Aspirin                           Soma Compound
  Dexamethasone                                      Decadron
  Etodolac                                           Lodine
  Ibuprofen                                          Advil, Nuprin, Motrin
  Naproxen Sodium                                    Aleve
  Orphengesic/Orphengesic Forte                      Norgesic/Norgesic Forte
  Oxaprozin                                          Daypro

  ANTI-BACTERIAL:
  Doxycycline Monohydrate                            Monodox
  Silver Sulfadiazine (SSD)                          Silvadene

  ANTI-DIABETIC:
  Metformin Hydrochloride                            Glucophage

  ANTI-DIARRHEAL:
  Diphenoxylate Hydrochloride and Atropine Sulfate   Lomotil

  ANTIEMETIC:
  Meclizine Hydrochloride                            Antivert
  Prochlorperazine Maleate                           Compazine

  ANTI-GOUT:
  Allopurinol                                        Zyloprim

  ANTI-HISTAMINIC:
  Cyproheptadine Hydrochloride                       Periactin

  ANTI-NEOPLASTIC:
  Hydroxyurea                                        Hydrea
  Megestrol Acetate                                  Megace
  Megestrol Acetate Oral Suspension                  Megace Oral Suspension

  ANTI-PARKINSON:
  Selegiline                                         Eldepryl

  ANTI-THROMBOTIC:
  Ticlopidine Hydrochloride                          Ticlid

  ANTI-ULCERATIVE:
  Ranitidine                                         Zantac
  Famotidine                                         Pepcid

  ANTI-VIRAL:
  Acyclovir                                          Zovirax

  ANTI-HYPERTHYROID:
  Methimazole                                        Tapazole

  BRONCODILATOR:
  Metaproterenol Sulfate                             Alupent

  CHOLESTEROL LOWERING:
  Lovastatin                                         Mevacor

  GENTRO-URINARY (DIURETIC):
  Amiloride Hydrochloride                            Midamor

  OVULATION STIMULANT:
  Clomiphene                                         Clomid

       From January 1, 2001 to March 21, 2002, the FDA approved ANDAs filed by either the Company or its strategic partners for the following drugs: buspirone 5 mg, 7.5 mg, 10 mg and 15 mg tablets, famotidine, flecainide acetate, fluoxetine 40 mg capsules, fluoxetine 10 mg and 20 mg tablets and capsules, lovastatin, megestrol acetate oral suspension, metformin, methimazole 20 mg tablets and oxaprozin. In addition, the Company or its strategic partners received tentative FDA approval in the same period for the following drugs: ciprofloxacin, lisinopril, nizatidine and ofloxacin.

       The Company has two patents related to its unique formulation of megestrol acetate oral suspension. The U.S. Patent and Trademark Office granted the patents, United States patent No. 6,028,065 and No. 6,268,356, on March 1, 2000 and July 31, 2001, respectively.

       The Company seeks to introduce new products not only through its internal research and development program, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As part of that strategy, the Company has pursued and continues to pursue arrangements and affiliations which it believes could provide access to raw materials at favorable prices, share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company's material distribution agreements are described below.

       The Company and Reddy entered into the Reddy Development and Supply Agreement, dated April 17, 2001, covering 14 generic pharmaceutical products, five of which are filed with the FDA awaiting approval, to be marketed exclusively by Par in the United States and certain other United States territories upon FDA approval. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine 40 mg capsules, covered under the Reddy Development and Supply Agreement, and immediately began shipping the product.

       The products covered by the Reddy Development and Supply Agreement are in addition to five products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company also pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

       The Company has a distribution agreement with Genpharm (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted exclusive distribution rights to the Company within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 16 of such products have obtained FDA approval and 15 are currently being marketed by Par. The remaining products are either currently being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are 12 ANDAs for potential products (three of which have been tentatively approved) covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Products may be added to or removed from the Genpharm Distribution Agreement by mutual agreement of the parties. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of the products included in the Genpharm Distribution Agreement. On July 31, 2001, Alphapharm was granted final approval by the FDA for flecainide acetate tablets that will be distributed by the Company under the Genpharm Distribution Agreement. Since Alphapharm was the first-to-file an ANDA and obtained Paragraph IV certification, the Company anticipates receiving up to 180 days of marketing exclusivity for the product. The Company anticipates it could begin marketing of the product in the second quarter of 2002 pending the outcome of litigation between Alphapharm and 3M.

       The Company and Genpharm have a second distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five additional generic pharmaceutical products. The products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there is one ANDA (tentatively approved) for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Additional Product Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine 10 mg and 20 mg tablets through the Genpharm Additional Product Agreement and immediately began shipping the product.

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

       In June 2000, the Company and Elan Transdermal Technologies, Inc. ("Elan") entered into an agreement pursuant to which the Company sold Elan all of the Company's remaining distribution rights for a non-prescription transdermal nicotine patch and terminated its right to royalty payments under the September 1998 termination agreement (the "Termination Agreement"). Pursuant to this agreement, the Company received a $500,000 payment in July 2001. Pursuant to the Termination Agreement, the Company's exclusive right to distribute an Elan manufactured prescription transdermal nicotine patch in the United States ended on May 31, 1999. The Company began selling Elan's prescription transdermal nicotine patch in January 1998 and paid Elan a percentage of gross profits through the termination date. In exchange for relinquishing long-term distribution rights to the prescription transdermal nicotine patch and a nitroglycerin patch under the Termination Agreement, the Company received payments of $1,000,000 in the third quarter of 1999 and $2,000,000 in October 1998.

RESEARCH AND DEVELOPMENT

       The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or will expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approval from the FDA for such new product formulations, and (iv) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming and there can be no assurance that any products will be developed despite the amount spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons.

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

       The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost between $100,000 to $500,000 for each biostudy. During fiscal year 2001 the Company contracted with outside laboratories for an aggregate of approximately $1,575,000 to conduct biostudies for six potential new products and will continue to do so in the future. In addition, the Company shared in certain costs for biostudies totaling approximately $1,350,000 for products in co-development with its strategic partners. Biostudies must be conducted and documented in conformity with FDA standards (see "-Government Regulation").

       As part of its internal research and development program, the Company has seven products in active development. The Company expects that approximately four of these products will be the subject of biostudies in 2002, but has not filed any ANDAs with respect to such potential products. In addition, the Company from time to time enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. Annual research and development expenses for fiscal year 2002, including certain payments to non-affiliated companies, are expected to total approximately $15,000,000, an increase of 35% from fiscal year 2001.

       As a result of its internal product development program, the Company currently has five ANDAs pending with the FDA, one of which has received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 20 ANDAs pending with the FDA, four of which have received tentative approval, that have been filed by the Company or one of its strategic partners, for potential products covered under various distribution agreements. No assurance can be given that the Company or any of its strategic partners will successfully complete the development of products either under development or proposed for development, that they will obtain regulatory approval for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold at a profit.

       The Company's domestic research and development program is integrated with that of Israel Pharmaceutical Resources L.P. ("IPR"), its research facility in Israel. The Company, IPR, and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR up to a maximum of $1,000,000 in any one calendar year in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR.

       In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products.

       In November 2001, the Company entered into a joint manufacturing and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. According to the Company's market research, sales of Xalatan(R) were approximately $430 million in the U.S. in fiscal year 2001. As a result of this agreement, Par filed an ANDA for latanoprost, which was developed by Arrow and is pending at the FDA, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Under the terms of this agreement, Par will market and distribute the drug in the U.S and share with Arrow the net profits generated from the sales. In December 2001, Pharmacia initiated a patent infringement action against Par, which the Company intends to vigorously defend. At this time, it is not possible for the Company to predict the outcome of this litigation and the impact, if any, that it might have on the Company (see "-Legal Proceedings").

       In November 2001, the Company entered into a license agreement with Pentech Pharmaceuticals, Inc. ("Pentech") to market paroxetine hydrochloride capsules. Paroxetine hydrochloride is the generic version of GlaxoSmithKline's
Paxil(R). Currently, GlaxoSmithKline markets Paxil(R) only in tablet form. Paxil(R), a selective serotonin reuptake inhibitor, is indicated for the treatment of depression and other disorders. According to the Company's market research, Paxil(R) had U.S. sales of approximately $1.7 billion in fiscal year 2001. Par believes that its ANDA submission for paroxetine hydrochloride capsules is the first to be filed with a paragraph IV certification. The Company has reason to believe that another generic drug company has first-to-file status for the tablet form of this product. Par intends to market a capsule form of the product.

       In April 2001, Par entered into an agreement with Elan to market a generic clonidine transdermal patch, a generic version of Boehringer Ingelheim's Catapres TTS(R), which is a treatment for hypertension and, based on the Company's market research, had brand sales of approximately $160 million in fiscal year 2001. Elan filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expires May 2003. Elan will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the product. The launch of the clonidine transdermal patch is expected to occur in either late 2002 or early 2003.

       In April 1999, the Company entered into an agreement with FineTech, which was later modified in August 2000, to develop processes for pharmaceutical bulk actives. Pursuant to the agreement, as modified, the Company paid FineTech $2,000,000 for one such completed process together with its technology transfer package, DMF and patent filings. FineTech has paid all costs and expenses associated with the development of the process, exclusive of patent prosecution and maintenance, which shall be at the Company's expense. In addition, the Company will pay royalties on gross margins generated from Par's future sales of the product.

       For fiscal year 2001, the Company increased research and development spending to $11,113,000 from $7,634,000 and $6,005,000, respectively, in fiscal years 2000 and 1999. The increase in 2001 reflects payments to Elan related to the development of a clonidine transdermal patch, increased biostudy activity, personnel and material costs. Costs in all three periods are net of funding from Generics pursuant to the Development Agreement. Fiscal year 2000 and 1999 include reimbursements from Genpharm for work performed by PRI related to products covered by the Genpharm Distribution Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Results-Research and Development").

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

       The Company has approximately 140 customers, some of which are part of larger buying groups. In fiscal year 2001, the Company's three largest customers in sales volume, McKesson Drug Co., Walgreen Co. and Bergen Brunswig Corporation accounted for approximately 14%, 13% and 9%, respectively, of its net sales. The loss of any of these customers or the substantial reduction in orders from any of such customers could have a material adverse affect on the Company's operating results and financial condition (see "Notes to Consolidated Financial Statements-Accounts Receivable-Major Customers").

ORDER BACKLOG

       The dollar amount of open orders, believed by management to be firm, as of December 31, 2001 was approximately $12,800,000, as compared to approximately $4,400,000 at December 31, 2000 and $4,000,000 at December 31, 1999. Although
open orders are subject to cancellation without penalty, management expects to fill substantially all of such orders in the near future.

COMPETITION

       The generic pharmaceutical industry is highly competitive due principally to the number of competitors in the market along with the consolidation of the Company's distribution outlets through mergers, acquisitions and the formation of buying groups. The Company has identified at least ten principal competitors, and experiences varying degrees of competition from numerous other companies in the health care industry. The Company also experiences competition from certain manufacturers of brand name drugs and/or their affiliates introducing generic pharmaceuticals comparable to certain of the Company's products. Many of the Company's competitors have longer operating histories and greater financial, research and development, marketing and other resources. Consequently, competitors may be able to develop products and/or processes competitive with, or superior to those of the Company.

       As other manufacturers introduce generic products in competition with the Company's existing products, its market share and prices with respect to such existing products typically decline. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products prior to the Company. In addition, the Company believes that consolidation among wholesalers and retailers, the formation of large buying groups and competition between distributors have resulted in further pricing pressures. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depend, in large part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

       In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market a product for a period of time before other generic manufacturers may enter the market. At the end of such exclusivity periods, other generic manufacturers may enter the market, and as a result the price of the drug may decline significantly (in some instances a price decline has exceeded 90%). As a result of the expected price decline upon the ending of a marketing exclusivity period, it has become common in the industry for generic pharmaceutical manufacturers that have been granted such exclusivity periods to offer price protection to their customers. Under such price-protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product with respect to the quantity remaining on the customer's shelf at the end of the exclusivity period. As a result, the total price protection the Company will credit customers with at the end of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers, and the shelf stock customers will have at the end of the exclusivity period.

       In the third quarter of fiscal 2001, Par began marketing fluoxetine 10 mg and 20 mg tablets and fluoxetine 40 mg capsules with 180-days exclusivity that ended in late-January 2002 and began recording a price protection reserve during the fourth quarter of 2001. At least 10 additional generic manufacturers have introduced comparable products for the 10mg and 20mg tablets and at least two additional generic manufacturers have introduced a comparable product for the 40 mg capsules following the end of the exclusivity period. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price received by the Company during the exclusivity period. Accordingly, the Company's sales and gross margins on fluoxetine in fiscal year 2002 will be adversely affected. Although there can be no assurance, the Company expects to introduce new products in fiscal year 2002 and increase sales of certain existing products to offset the loss of sales and gross margin on its fluoxetine products.

       The Company also began exclusively marketing megestrol acetate oral suspension in the third quarter of fiscal 2001, for which the exclusivity period ended in mid-January 2002. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. The Company has recently learned that another generic competitor was granted FDA approval to market megestrol acetate oral suspension. Although a competitor may be entering the market at some point, the Company believes that generic competitors are less likely to enter the market because doing so would likely infringe on either BMS's or the Company's formulation patent. In fiscal year 2001, the Company did not record a price protection reserve for megestrol acetate oral suspension. The Company will continue evaluating the possibility of competition for the product and will record a price protection reserve when it deems necessary.

       The principal competitive factors in the generic pharmaceutical market, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (v) pricing and product deletions by competitors,
(vi) reputation as a manufacturer of quality products, (vii) level of service (including maintaining sufficient inventory levels for timely deliveries),
(viii) product appearance, and (ix) breadth of product line.

RAW MATERIALS

       The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. While a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, a delay of six months or more in the manufacture and marketing of the drug involved could result, which, depending on the particular product, could have a material adverse effect on the Company's financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economical and feasible, two or more suppliers of raw materials for the drugs it manufactures.

EMPLOYEES

       As of December 31, 2001 the Company had approximately 393 employees compared to 297 and 275, respectively, at December 31, 2000 and 1999. The increased headcount levels in fiscal year 2001, primarily in the manufacturing, quality and distribution functions, reflect the growth of the Company from fiscal year 2000.

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

       FDA approval is required before any new drug, including a generic equivalent of a previously approved branded drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. The manufacturer must follow cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

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

ITEM 2.  PROPERTIES.
-------  -----------

       The Company owns an approximately 92,000 square foot facility built to Par's specifications which contain its executive offices, and manufacturing and domestic research and development operations. The building, occupied by Par since fiscal year 1986, also includes research and quality control laboratories, as well as packaging and warehouse facilities. The building is located in Spring Valley, New York, on a parcel of land of approximately 24 acres, of which approximately 15 acres are available for future expansion.

       The Company owns another building in Spring Valley, New York, across the street from its executive offices, occupying approximately 36,000 square feet on two acres. This property was acquired in fiscal year 1994 and is used for offices and warehousing. The purchase of the land and building was financed by a mortgage loan.

       Par owns a third facility (the "Congers Facility") of approximately 33,000 square feet located on six acres in Congers, New York, which prior to March 1999, was used by the Company for product manufacturing and tablet coating. The Company has since outsourced the operations previously performed at the Congers Facility to BASF and the Halsey Drug Co., Inc. ("Halsey"). In March 1999, Par entered into an agreement to lease the Congers Facility and related machinery and equipment to Halsey. The Lease Agreement has an initial term of three years, subject to an additional two-year renewal period and contains a purchase option permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Pursuant to the Lease Agreement, Halsey paid the purchase option of $100,000 in March 1999. The Lease Agreement provides for annual fixed rent during the initial term of $500,000 per year and $600,000 per year during the renewal period (see "Notes to Consolidated Financial Statements-Lease Agreement").

       Par occupies approximately 47,000 square feet in another building located in Spring Valley, New York for warehouse space under a lease that expires December 2004. The Company has the option to extend the lease for two additional five-year periods.

       IPR leases approximately 13,000 square feet at Yaacobi House in Even Yehuda, Israel for product research and development. The lease expires in May 2002 and has one 35-month renewal option. The Company guarantees IPR's obligations under the lease.

       The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" and "Notes to Consolidated Financial Statements-Long-Term Debt" and "-Commitments, Contingencies and Other Matters-Leases").

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

       Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction. Par intends to vigorously defend the lawsuits. At this time, it is not possible for the Company to predict the outcome of this litigation and the impact, if any, that it might have on the Company.

       Par, among others, is a defendant in three lawsuits filed in United States District Court for the Eastern District of North Carolina on August 1, 2001, October 30, 2001 and November 16, 2001, respectively, by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par intends to vigorously litigate these cases. While the outcome of litigation is never certain, Par believes that it will prevail in these litigations.

       On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with BMS over megestrol acetate oral suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company immediately began shipping the product to its customers. Although the Court had disposed of all of BMS's infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortuous interference seeking an injunction and an award of compensatory and punitive damages remained. In March 2002 BMS sold the rights to the five products to Par in exchange for payments of $3,000,000 and the termination of all the Company's outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events").

       On August 1, 2001  Alpharma  USPD,  Inc.  filed a lawsuit  in the  United
States District Court for the District of Maryland seeking a declaratory judgment that Alpharma's megestrol acetate oral suspension formulation does not infringe United States patent No. 6,028,065 granted to the Company and/or that the Company's patent is invalid.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

       The rules promulgated by the Securities and Exchange Commission may permit the Company to exercise discretionary authority to vote on shareholder proposals at the 2002 Annual Meeting of Shareholders if proposals are not included in the proxy statement relating to such meeting and the Company does not have notice of the proposal a reasonable time before the Company mails its proxy materials for such Meeting.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

       (a) MARKET INFORMATION. The Company's Common Stock is traded on the New York Stock Exchange ("NYSE"). The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                                                 Year Ended In
                                          2001                 2000
                                    -----------------        ---------------
Quarter ended approximately           High      Low          High      Low
---------------------------           ----      ---          ----      ---
 March 31                            $13.41     $6.63        $7.63    $4.06
 June 30                              30.69     12.35         7.06     4.44
 September 30                         41.50     29.91         7.44     4.75
 December 31                          39.06     29.40         8.13     6.06

       (b) HOLDERS. As of March 21, 2002, there were approximately 2,200 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

       (c) DIVIDENDS. During fiscal years 2001, 2000 and 1999, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition. The Company's current loan agreement with General Electric Capital Corporation ("GECC") prohibits the declaration or payment of any dividend, or the making of any distribution, to any of the Company's stockholders (see "Notes to Consolidated Financial Statements Short-Term Debt").

       (d) RECENT STOCK PRICE. On March 21, 2002, the closing price of a share of the Common Stock on the NYSE was $20.98 per share.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                                    Three
                                                       Twelve Months Ended          Months   Twelve Months Ended
                                                   ---------------------------       Ended   ---------------------------
                                                           (Restated) (Restated)  (Restated) (Restated)
                                                 12/31/01   *12/31/00   *12/31/99  *12/31/98  *9/30/98     9/30/97
                                                 --------    --------    --------   --------   -------     -------
INCOME STATEMENT DATA                                          (In thousands, except per share amounts)
Net sales                                         $271,035    $85,022    $80,315   $16,775    $59,705    $52,572
Cost of goods sold                                 161,306     62,332     64,140    17,105     56,135     49,740
                                                   -------     ------     ------    ------     ------     ------
       Gross margin                                109,729     22,690     16,175      (330)     3,570      2,832
Operating expenses:
   Research and development                         11,113      7,634      6,005     1,125      5,775      5,843
   Selling, general and administrative              21,878     16,297     13,509     3,792     12,271     11,861
   Asset impairment/restructuring charge                 -          -          -     1,906      1,212          -
                                                 ---------   --------  ---------     -----      -----  ---------
       Total operating expenses                     32,991     23,931     19,514     6,823     19,258     17,704
                                                    ------     ------     ------     -----     ------     ------
       Operating income (loss)                      76,738     (1,241)    (3,339)   (7,153)   (15,688)   (14,872)
Other (expense) income                                (364)       506        906         1      6,261      6,926
Interest (expense) income                             (442)      (916)       (63)       89       (382)      (545)
                                                       ---        ---         --        --        ---        ---
Income (loss) before provision for income taxes     75,932     (1,651)    (2,496)   (7,063)    (9,809)    (8,491)
Provision for income taxes                          22,010          -          -         -          -        410
                                                    ------     ------   --------  --------   --------        ---
Net income (loss)                                  $53,922    $(1,651)   $(2,496)  $(7,063)   $(9,809)   $(8,901)
                                                    ======      =====      =====     =====      =====      =====

Net income (loss) per share of common stock:
Basic                                                $1.76      $(.06)     $(.08)    $(.24)     $(.46)     $(.48)
                                                      ====        ===        ===       ===        ===        ===
Diluted                                              $1.68      $(.06)     $(.08)    $(.24)     $(.46)     $(.48)
                                                      ====        ===        ===       ===        ===        ===

Weighted average number of common and
   common equivalent shares outstanding
Basic                                               30,595     29,604     29,461    29,320     21,521     18,681
                                                    ======     ======     ======    ======     ======     ======
Diluted                                             32,190     29,604     29,461    29,320     21,521     18,681
                                                    ======     ======     ======    ======     ======     ======


BALANCE SHEET DATA
Working capital                                   $102,867    $18,512    $21,221   $24,208    $29,124    $15,959
Property, plant and equipment (net)                 24,345     23,560     22,681    22,789     24,283     27,832
Total assets                                       216,926     93,844     92,435    88,418     93,576    72,697
Long-term debt, less current portion                 1,060        163      1,075     1,102      1,143      2,651
Shareholders' equity                               138,423     64,779     65,755    67,329     74,328     57,268


* Restated as described in Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.
         --------------

       Certain statements in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as "estimate," "plans," "projects," "anticipates," "continuing," "ongoing," "expects," "believes," or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, (i) increased competition from new and existing competitors and pricing practices from such competitors (especially upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company's distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs and outcome of any threatened or pending litigation, including patent and infringement claims and (viii) general industry and economic conditions. Any forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

GENERAL

       The Company's net income of $53,922,000 for fiscal year 2001 increased $55,573,000 from a net loss of $1,651,000 for fiscal year 2000. The net income in the most recent year was favorably impacted by the reversal of a previously established valuation allowance of $9,092,000 related to net operating loss ("NOL") carryforwards. The Company did not recognize a tax benefit for its losses in fiscal year 2000. A revenue increase of $186,013,000, or 219%, from revenues realized during fiscal year 2000 led to the significant improvement, reflecting the successful third quarter launch of three products that benefited from marketing exclusivity in fiscal year 2001, fluoxetine (Prozac(R)) 10 mg and 20 mg tablets, fluoxetine 40 mg capsules, and megestrol acetate oral suspension (Megace(R) Oral Suspension). Net sales reached a historical high of $271,035,000 for fiscal year 2001 compared to net sales of $85,022,000 for the same period last year. Following the sales growth, the gross margins increased to
$109,729,000,  or 40% of net sales,  in 2001,  from  $22,690,000,  or 27% of net sales, in the same period of the prior year. The improved results included increased investment in research and development, which totaled $11,113,000 for the twelve months of 2001, an increase of $3,479,000 from the comparable period of 2000. Selling, general and administrative costs for the most recent period of $21,878,000 increased $5,581,000 from the corresponding period of the prior year, primarily due to additional marketing programs, shipping costs and legal fees associated with new product launches.

       In fiscal year 2000, the Company's financial results improved compared to fiscal year 1999. Higher sales and gross margins more than offset additional legal costs related to several patent infringement actions and increased research and development spending. Gross margins in fiscal year 2000 improved to 27% of net sales compared to 20% in fiscal year 1999, as higher margin contributions from new products more than offset lower contributions from older or discontinued products. The improved margins further reduced operating losses in fiscal year 2000 to $1,241,000 from $3,339,000 in fiscal year 1999. The Company incurred net losses of $1,651,000 and $2,496,000 for fiscal years 2000 and 1999, respectively. The net results in fiscal year 2000 included additional interest expense from higher levels of short-term debt.

       In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and strategic alliances, the Company's pipeline of potential products includes 25 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits to its strategic partners on sales of products covered by its distribution agreements (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements"). In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company 180-days of marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under the Reddy Development and Supply Agreement and fluoxetine 10 and 20 mg tablets covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180-days marketing exclusivity for fluoxetine 10 mg and 20 mg capsules. Additional generic competitors, with comparable products to all three strengths of the Company's fluoxetine, began entering the market in the first quarter of 2002. Although the Company has recently learned of another generic approval in the first quarter of 2002, to date the Company had not experienced generic competition on its megestrol acetate oral suspension (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements" ).

       Critical to sustaining the improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale.

       The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers and (v) pricing and product deletions by competitors (see "Business Marketing and Customers" and "Competition").

NET SALES

       Net sales for fiscal year 2001 of $271,035,000 increased $186,013,000, or 219%, from net sales of $85,022,000 for the corresponding period of 2000. The sales increase was primarily due to the third quarter of 2001 launch of fluoxetine 10 mg and 20 mg tablets sold under a distribution agreement with Genpharm, fluoxetine 40 mg capsules sold under a distribution agreement with Reddy, and megestrol acetate oral suspension manufactured by the Company. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 66% and 64%, respectively, of the Company's net sales in fiscal years 2001 and 2000. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

       At December 31, 2001, the Company was within the marketing exclusivity period with respect to two drugs, megestrol acetate oral suspension and fluoxetine. With respect to megestrol acetate oral suspension, the Company's 180-day exclusivity period ended in mid-January 2002 and the Company has recently learned that another generic competitor was granted FDA approval to market the product. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although a competitor may be entering the market at some point, the Company believes that generic competitors are less likely to enter the market because doing so would likely infringe on either BMS's or the Company's formulation patent. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor during fiscal year 2002, while it appears there may be limited competition. In fiscal year 2001, the Company did not record a price protection reserve for megestrol acetate oral suspension. The Company will continue evaluating the possibility of competition for the product and will record a price protection reserve when it deems necessary. With respect to fluoxetine, for which the exclusivity period ended in late-January 2002, at

December 31, 2001 the Company had established a price protection reserve of approximately $31,400,000, based on its estimate that at the end of its exclusivity period between eight and ten additional generic manufacturers would introduce and market comparable products for the 10mg and 20mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. Net sales of fluoxetine and megestrol acetate oral suspension for fiscal year 2001 were approximately $122,270,000 and $43,689,000, respectively. The impact of the pricing competition will have an adverse affect on sales and gross margins on fluoxetine in future periods.

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

       Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, including potential exclusivity periods, and (vi) the level of customer service. Although there can be no assurance, the Company anticipates introducing new products in fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions (see "Business-Competition").

GROSS MARGINS

       The gross margin of $109,729,000 (40% of net sales) for fiscal year 2001 increased $87,039,000 from $22,690,000 (27% of net sales) in the corresponding period of the prior year. The gross margin improvement was achieved through additional contributions from sales of higher margin new products, and to a lesser extent, increased sales of certain existing products and more favorable manufacturing overhead variances.

       For fiscal year 2001, fluoxetine, which is subject to profit sharing agreements with Genpharm and Reddy, contributed approximately $38,736,000 to the margin improvement while megestrol acetate oral suspension contributed approximately $34,613,000. As a result of the 180-day marketing exclusivity granted to the Company for fluoxetine and megestrol acetate oral suspension, pricing for these products is such that they yield relatively high gross margins, before applicable profit splits, (but after the reduction of sales for the fluoxetine price protection reserve discussed above) during the exclusivity period. The 180 days marketing exclusivity extended into late January 2002 for fluoxetine and until mid-January 2002 for megestrol acetate oral suspension. As discussed above, additional generic manufacturers have introduced and began marketing comparable fluoxetine products at the end of the Company's exclusivity period adversely affecting the Company's sales volumes, selling prices and gross margins for the product. As a result, the Company's gross margin from fluoxetine is expected to substantially decline in future periods. The Company's gross margin for megestrol acetate oral suspension could also decline if additional manufacturers introduce and market a comparable generic product.

       The gross margin in fiscal year 2000 increased $6,515,000 to $22,690,000 (27% of net sales) from $16,175,000 (20% of net sales) in the prior year. Gross margin improvements were attained principally through the sale of new products and lower manufacturing costs, primarily due to the leasing of the Congers Facility in March 1999. The loss of gross margin from the termination of the prescription transdermal nicotine patch distribution rights was partially offset by the sale of distribution rights for a non-prescription transdermal nicotine.

       Inventory write-offs amounted to $1,790,000 for fiscal year 2001 compared to $1,645,000 in the corresponding period of the prior year. The inventory write-offs, taken in the normal course of business, are primarily related to work-in-process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives. The higher inventory write-offs in the most recent year include the disposal of validation batches related to manufacturing process improvements.

       Inventory write-offs of $1,645,000 in fiscal year 2000 increased from $1,157,000 in the prior year. The higher inventory write-offs in 2000 were primarily attributable to a delayed product launch caused by a brand-name company obtaining an additional patent for a product and the discontinuance of additional low margin products.

       In fiscal year 2001, the Company's top four selling products accounted for approximately 70% of net sales compared to 45% and 47%, respectively, of net sales in fiscal years 2000 and 1999. Three of the products in the most recent year, fluoxetine, megestrol oral suspension and ranitidine, were not part of the top four in any of the preceding periods and accounted for approximately 45%, 16% and 4%, respectively of the Company's total 2001 net sales. The aggregate sales and gross margin generated by fluoxetine and megestrol acetate oral suspension accounted for a significant portion of the Company's overall sales and gross margin improvements in fiscal year 2001 and any reductions in pricing for these products will reduce future contributions of these products to the Company's overall financial performance. Although there can be no assurance, the Company anticipates introducing new products in fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales and gross margin from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of the top four products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
       In fiscal year 2001, the Company incurred research and development expenses of $11,113,000 compared to $7,634,000 for the corresponding period of the prior year. The increased costs were primarily attributable to payments to Elan related to the development of a clonidine transdermal patch and higher costs for raw material, biostudies, including those related to products co-developed with Genpharm, personnel and additional payments for formulation development work performed for PRI by unaffiliated companies. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent year were $1,134,000, net of Generics funding, compared to expenses of $1,299,000 for the comparable period of last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to a maximum payment of $1,000,000 in any one calendar year in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Consolidated Financial Statements-Research and Development Agreements"). Annual research and development costs in fiscal year 2002 are expected to exceed the total for fiscal year 2001 by approximately 35%.

       In fiscal year 2000, research and development expenses of $7,634,000 increased $1,629,000, or 27%, from $6,005,000 in fiscal year 1999. The higher expenditures, primarily attributable to increased bio-study activity, personnel and material costs, were partially offset by lower payments to purchase rights to pharmaceutical processes and for formulation development work performed for PRI by unaffiliated companies. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR in fiscal year 2000 were $1,299,000, net of Generics funding, compared to expenses of $1,075,000 for fiscal year 1999.

       The Company currently has five ANDAs for potential products (one tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least four additional products during fiscal year 2002. None of the potential products described above are subject to any profit sharing arrangements through the Company's strategic alliances.

       Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm
Distribution Agreement. Currently, there are 12 ANDAs for potential products (three of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 15 products under the Genpharm Distribution Agreement. Flecainide acetate tablets (Tambocor(R)), covered under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001. The Company anticipates commencing the marketing of the product in the second quarter of 2002 (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

       Genpharm and the Company share the costs of developing the products covered under the Genpharm Additional Product Agreement. Currently, there is one ANDA for a potential product (tentatively approved) covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. The Company began marketing fluoxetine 10 mg and 20 mg tablets, covered under the Genpharm Additional Product Agreement, in August 2001 (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

SELLING, GENERAL AND ADMINISTRATIVE
       Although selling, general and administrative costs of $21,878,000 for fiscal year 2001 increased $5,581,000, or 34%, over the same period last year, the cost as a percentage of net sales in the respective periods decreased to 8% in 2001 from 19% in 2000. The higher dollar amount in the current year was primarily attributable to additional marketing programs, shipping costs and legal fees associated with new product introductions, and to a lesser extent, increased personnel costs. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with certain potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       Selling, general and administrative costs in fiscal year 2000 of $16,297,000 (19% of net sales) increased $2,788,000, or 21%, from fiscal year 1999 costs of $13,509,000 (17% of net sales). The increase was primarily attributable to higher legal costs, primarily for a patent infringement action by BMS following the Company's ANDA filing for megestrol acetate oral suspension and, to a lesser extent, for part of the cost of the litigation related to two products covered under the Company's distribution agreements. In addition, fiscal year 2000 included higher personnel and accounts receivable collection costs.

OTHER (EXPENSE) INCOME

       Other expense of $364,000 in fiscal year 2001 includes approximately $700,000 incurred in connection with the proposed acquisition of the ISP FineTech fine chemical business and the Company's filing of a shelf registration statement in the fourth quarter of 2001, partially offset by a payment from 3M to the Company releasing the parties from a prior product agreement recorded in the first quarter of 2001. Other income of $506,000 in 2000 included payments from strategic partners to reimburse the Company for research costs incurred in prior periods.

       Other income in fiscal year 2000 decreased $400,000 from $906,000 in fiscal year 1999, primarily due to lower payments from strategic partners to reimburse the Company for research costs incurred in prior periods in return for a share of the gross margin of certain products awaiting FDA approval.

INCOME TAXES

       The Company recorded income tax provisions of $22,010,000, net of tax benefits of $9,092,000 related to previously unrecognized NOL carryforwards, for fiscal year 2001. The Company did not recognize a benefit for its operating losses for fiscal years 2000 and 1999 (see "Notes to Consolidated Financial Statements-Income Taxes").

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents of $67,742,000 at December 31, 2001 increased $67,520,000 from $222,000 at December 31, 2000. The net cash position was generated primarily by operations related to the introduction of new products and, to a lesser extent, proceeds from issuance of Common Stock from the exercise of stock options and warrants. A portion of the cash generated was used to pay down the Company's credit line with GECC and to fund capital projects. Working capital, which includes cash and cash equivalents increased to $102,867,000 at December 31, 2001 from $18,512,000 at December 31, 2000, primarily due to the increased net cash position, deferred income tax assets and accounts receivable partially offset by increased payables for distribution agreements and income taxes payable. The working capital ratio improved to 2.37x at December 31, 2001 compared to 1.65x at December 31, 2000.

       The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. These types of payments are expensed as incurred and included in research and development costs. Annual research and development expenses, including payments to non-affiliated companies, are expected to total approximately $15,000,000 for fiscal year 2002.

       As of December 31, 2001 the Company had payables for distribution agreements of $32,295,000, related primarily to amounts due on fluoxetine pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital in the first quarter of 2002.

       In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning the date of the commencement of the development program for each product. The Company expects to begin these payments in the first quarter 2002.

       In December 2001, the Company committed to making an equity investment of $2,400,000 over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. The Company's cash infusion will be utilized by HighRapids for working capital and operating expenses.

       In November 2001, the Company entered into joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005% (Xalatan(R)). Pursuant to this agreement, Par paid Breath Ltd. $2,500,000 in fiscal year 2001 and will pay an additional $2,500,000 in the first quarter of 2002.

       In November 2001, the Company entered into a license agreement with Pentech to market paroxetine hydrochloride capsules. Pursuant to this agreement, Par paid Pentech $200,000 in fiscal year 2001 and will pay an additional $400,000 based on certain milestones.

       In April 2001, Par entered into a licensing agreement with Elan to market a generic clonidine transdermal patch (Catapres TTS(R)). Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company began paying Elan $2,000,000 in monthly installments in fiscal year 2001. In addition, Par will pay Elan $1,000,000 upon FDA approval of the product and a royalty on all sales of the product.

       In June 2000, the Company agreed to sell its remaining distribution rights back to Elan for a non-prescription transdermal nicotine patch and to terminate Par's right to royalty payments under a prior Termination Agreement. Pursuant to this agreement, the Company received a $500,000 payment in July 2001. Pursuant to the Termination Agreement, the Company's exclusive distribution rights in the United States for a prescription transdermal nicotine patch ended on May 31, 1999 and the Company received payments of $2,000,000 and $1,000,000, respectively, in October 1998 and the third quarter of 1999.

       The Company  paid  FineTech a total of  $2,000,000  from  September  2000 through September 2001 pursuant to an agreement with FineTech in April 1999, which was later modified in August 2000, for the right to use a process for a pharmaceutical bulk active together with its technology transfer package, DMF and patent filings. FineTech has paid all costs and expenses associated with the development of the process, exclusive of patent prosecution and maintenance, which shall be at the Company's expense. In addition, the Company will pay royalties on gross margins generated from Par's future sales of the product.

       In March 2001, the Company reached an agreement with 3M pursuant to which 3M paid the Company $750,000 in April 2001, releasing the parties from a prior product agreement (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       In March 1999, the Company entered into an agreement to lease, with an option to purchase, its Congers Facility to Halsey. Halsey paid the Company a purchase option of $100,000 in March 1999 and is obligated to pay rent of $500,000 annually during the initial three-year term of the lease. The rent is expected to continue to cover the Company's fixed costs of the facility in subsequent periods. Under the purchase option, Halsey may purchase the facility and substantially all the machinery and equipment at any time during the lease for a specified amount (see "Notes to Consolidated Financial Statements-Leasing Agreement").

       In January 1999, the Company entered into the Genpharm Profit Sharing Agreement pursuant to which the Company will receive a portion of the profits resulting from a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The Company will amortize the fee over a projected revenue stream from the products when launched by the third party (see "Notes to Consolidated Financial Statements-Profit Sharing Agreement").

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics paid the Company approximately $788,000, $800,000 and $800,000, respectively, for fiscal years 2001, 2000 and 1999, fulfilling their funding requirements through December 31, 2001. Generics is not required to fund more than $1,000,000 for any one calendar year (see "Notes to Consolidated Financial Statements-Research and Development Agreements").

       The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit, if and to the extent available (see "-Financing"). Although there can be no assurance, the Company anticipates introducing new products in fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales and gross margin from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

FINANCING

       At December 31, 2001, the Company's total outstanding long-term debt, including the current portion, amounted to $1,299,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment. In June 2001, the Company and the bank entered into an agreement that extended the terms of the mortgage loan of which the remaining balance was originally due in May 2001. The mortgage loan extension, in the principal amount of $877,000, is to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan has a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of New York rate. The loan is secured by certain real property (see "Business Property")

       At December 31, 2000, the Company's total outstanding short-term and long-term debt, including the current portion, amounted to $10,021,000 and $1,212,000, respectively. The short-term debt consisted of the outstanding amount due under the Company's line of credit with GECC and the long-term debt consisted of an outstanding mortgage loan with a bank and capital leases for computer equipment (see "Notes to Consolidated Financial Statements-Long-Term Debt").

       Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC in December 1996, which as amended, provides Par with a 78-month revolving line of credit expiring June 2003. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities would be deposited into a lockbox account over which GECC would have sole operating control if there were amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of December 31, 2001, the borrowing base was approximately $19,287,000. To date, no debt is outstanding under the loan agreement.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

       Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition and the related determination of accounts receivable and related allowances, research and development expense and patent litigation cost, deferred charges and other assets, intangible assets, depreciable and amortizable lives, pension benefits and legal proceedings. In applying such policies management must use some amounts that are based on its informed judgments and estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.

REVENUE RECOGNITION:
       The Company recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product or the Company's assistance in such resale. The Company may offer price protection, or shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. To account for the fact that the price of such drugs may decline when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period, such plans, which are common in the industry, generally provide the Company will credit its customers for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product with respect to the quantity remaining on the customer's shelf at the end of the exclusivity period. The Company records charges (reductions of revenue) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. Customers are permitted to return unused product, after approval from the Company, up to 180 days before and one year after the expiration date for the product's lot. Additionally, certain customers are eligible for price rebates, offered as an incentive to increase sales volume, on the basis of the volume of purchases of a product over a specified period which generally ranges from one to three months, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracted with the Company for quantity discounts. In each instance the Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures, the Company's market share, the recent or pending introduction of new drugs, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale.

ACCOUNTS RECEIVABLE AND RELATED ALLOWANCES:
       The accounts receivable amounts are net of provisions for customer rebates and chargebacks. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. This incentive is based on a customer's volume of purchases during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. Where the provider has negotiated with the Company for a price below the normal resale price, the Company adjusts its price to the wholesaler supplying that provider accordingly. The adjustment is based on the wholesaler's actual resales to that provider.

       The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompany any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed. In addition, private label stock is not returnable.

       The accounts receivable allowances include price adjustments that consist of cash discounts, sales promotions and price protection or shelf-stock adjustments. The total price protection the Company will credit customers at the end of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers, and the shelf stock customers will have at the end of the exclusivity period. In the Company's experience the amount by which the price of a drug may decline at the end of an exclusivity period will depend in part on the number of additional generic manufacturers that introduce and market a comparable product. The Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit it will have to issue at the end of an exclusivity period and records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. As a result, the Company will be required to credit customers for price protection based on the quantity of that inventory and the decrease in a particular products market price at the end of the exclusivity period.

RESEARCH AND DEVELOPMENT EXPENSE AND PATENT LITIGATION COST:
       Amounts related to contractual rights acquired by the Company to products which have not been approved by the FDA and where the Company does not have the right to an alternative future use for the product, are charged to expense as research and development. Similarly, Company funding of the research and development efforts of others are charged to research and development expense. Research and development costs the Company incurrs to develop new products and obtain premarketing regulatory approval for such products are expensed as incurred.

DEFERRED CHARGES AND OTHER ASSETS:
       Contractual rights acquired by the Company to a process, product or other legal right that has multiple or alternative future uses which support its realizabilty, are capitalized and the cost is amortized over the period in which the related cash flows are generated. All costs that are capitalized are subject to periodic impairment testing.

INTANGIBLE ASSETS:
       Distribution rights acquired by the Company are capitalized and amortized over the contractual period.

DEPRECIABLE AND AMORTIZABLE LIVES:
       Property, plant and equipment are depreciated straight-line over their estimated useful lives that range from three to forty years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

PENSION BENEFITS:
       The determination of the Company's obligation and expense for pension benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Commitments, Contingencies and Other Matters footnote to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.

LEGAL PROCEEDINGS:
       As discussed in the Commitments, Contingencies and Other Matters footnote to the consolidated financial statements, the Company is a party to several patent infringement matters whose outcome could have a material impact on future profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on future profitability, cash flow or financial condition. The Company intends to vigorously defend these actions.

SUBSEQUENT EVENTS

       On March 15, 2002, the Company announced the termination of negotiations with ISP concerning the previously announced proposed purchase of the ISP
FineTech fine chemical business. ISP FineTech, based in Haifa, Israel and Columbus, Ohio, specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex and valuable organic compounds for the pharmaceutical industry. The Company discontinued negotiations with ISP as a result of various events and circumstances that have occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which is subject to certain credits and offsets. As part of the termination the Company received the rights to a raw material developed by ISP FineTech under a prior agreement.

       On March 5, 2002 the Company acquired the U.S. rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000 in fiscal year 2002 and beyond. The product acquisition agreement is retroactive to January 1, 2002. To obtain the rights to the five products, Par will make total payments of $3,000,000 and agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  ----------------------------------------------------------

       Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   --------------------------------------------------------

       See Index to Consolidated Financial Statements.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
------   FINANCIAL DISCLOSURE.
         ---------------------

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

DIRECTORS
       The Company's Certificate of Incorporation provides that its Board is divided into three classes, with the term of office of one class expiring each year. The maximum number of directors is set by the Company's By-Laws at 15. As a result of Merck KGaA and two affiliated entities selling their entire ownership stake in PRI on September 6, 2001, four directors designated by Merck KGaA to serve on the Board resigned. On October 11, 2001, the Board of Directors elected Peter S. Knight as a Class I director. On December 14, 2001, the Board of Directors elected Scott L. Tarriff as a Class I director, and Ronald M. Nordmann as a Class III director. They join current Class II Board members John
D. Abernathy, Mark Auerbach and Kenneth I. Sawyer. The Board is considering further nominations and expects to fill the additional vacancy with a qualified individual. The Class I directors have terms that expire in fiscal year 2003, Class II directors have terms that expire in fiscal year 2004, and Class III directors have terms that expire in fiscal year 2002. The following table sets forth certain information with respect to each of the current Class I, II and III directors and the year each was first elected as a director:


Class I

NAME                                  AGE (AS OF 3/02)    YEAR OF FIRST ELECTION
----                                  ----------------    ----------------------

Peter S. Knight(1)(2)(3)...................51                       2002

   Since  November,   2001,  a  managing
   director of MetWest Financial,  a Los
   Angeles-based     asset    management
   holding company. From January 2000 to
   October  2001,  a  principal  in Sage
   Venture          Partners,          a
   telecommunications  investment  firm.
   From  1991  to  1999  a  partner   of
   Wunder, Knight, Forscey & DeVierno, a
   law  firm.  Also  a  director  of the
   Whitman   Education  Group,   Medicis
   Pharmaceutical Corporation, EntreMed,
   Inc.,  the  Schroder  Mutual Fund and
   Hedge   Fund   Group  and  the  Terry
   Sanford Institute of Public Policy at
   Duke University.

Scott L. Tarriff...........................42                       2002

   Since September  2001,  President and
   Chief  Executive  Officer  of Par and
   from  January  1998   Executive  Vice
   President of the  Company.  From 1995
   to 1997, Senior Director,  Marketing,
   Business  Development  and  Strategic
   Planning,  of the Apothecon  division
   of Bristol-Myers Squibb.

CLASS II

Kenneth I. Sawyer..........................56                       1989

   Since October  1990,  Chairman of the
   Board of the Company.  Since  October
   1989, Chief Executive  Officer of the
   Company.   From  October  1989  until
   January   2001,   President   of  the
   Company.

Mark Auerbach(1)(2)(3).....................63                       1990

   Since   June   1993,    Senior   Vice
   President and Chief Financial Officer
   of Central Lewmar L.P., a distributor
   of fine papers. From December 1995 to
   January 1999, Chief Financial Officer
   of Oakhurst Company,  Inc., and Steel
   City   Products,    Inc.,    each   a
   distributor  of automotive  products,
   and  Chief   Executive   Officer   of
   Oakhurst Company,  Inc. from December
   1995 to May 1997.  Also a director of
   Acorn Holding Corp.

John D. Abernathy(1)(2)(3).................64                       2001

   Since January 1995,  Chief  Operating
   Officer  of Patton  Boggs  LLP, a law
   firm.     Director     of    Sterling
   Construction  Company,  Inc., a heavy
   civil construction company, and Steel
   City Products, Inc., a distributor of
   automotive products.

CLASS III

Ronald M. Nordmann(1)(2)(3)................60                       2002


   Since October 2000,  Co-President  of
   Global  Health  Associates,   LLC,  a
   provider  of  consulting  services to
   the   pharmaceutical   and  financial
   services  industries.  From September
   1994 to December  1999, a partner and
   portfolio    manager   at   Deerfield
   Management, a health care hedge fund.
   Also a  director  of Boron,  LePore &
   Associates,       Inc.,      Guilford
   Pharmaceuticals    Inc.   and   Shire
   Pharmaceuticals Group plc.


(1)   A member of the Compensation and Stock Option Committee of the Board.
(2)   A member of the Audit Committee of the Board.
(3)   A member of the Nominating Committee.

EXECUTIVE OFFICERS

       The executive officers of PRI consist of Mr. Sawyer as Chief Executive Officer and Chairman of the Board, Mr. Tarriff as Executive Vice President, and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of Par are Mr. Sawyer as Chairman, Mr. Tarriff as President and Chief Executive Officer and Mr. O'Connor as Vice President, Chief Financial Officer. Mr. O'Connor, age 50, has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       As a public company, the Company's directors, executive officer and more than 10% beneficial owners of the Company's Common Stock are subject to reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 2001, other than with respect to one report required to be filed by Mr. Sawyer, all such required reports were filed on a timely basis. Mr. Sawyer did not file a Form 4 transaction on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

       The following table sets forth compensation earned by or paid, during fiscal years 2001, 2000 and 1999, to the Chief Executive Officer of the Company and the two other most highly compensated executive officers of the Company and/or Par who earned over $100,000 in salary and bonus at the end of fiscal year 2001 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.

                                             Summary Compensation Table

                                 Annual Compensation                       Long-Term Compensation
                                 -------------------                       ----------------------
                                                                    Restricted       Securities
Name and                   Fiscal                                      Stock         Underlying         All Other
Principal Position          Year       Salary ($)     Bonus($)    Awards($)(1)       Options(#)     Compensation($)
------------------          ----       ----------     --------    ------------       ----------     ---------------
Kenneth I. Sawyer,         2001          $397,088      $55,000        -                325,000(5)       $179,943(2)
Chief Executive            2000          $355,175      -              -                      -          $176,482(2)
Officer and Chairman       1999          $350,000      -              -                      -          $132,464(2)

Scott Tarriff              2001          $220,510      $50,000        -                295,000(5)         $5,332(3)
President and Chief        2000          $185,000      $42,000        -                      -            $5,318(3)
Executive Officer (Par)    1999          $185,000      $50,000        -                      -            $3,574(3)

Dennis J. O'Connor         2001          $158,077      $50,000        -                165,000(5)         $5,308(4)
Vice President             2000          $150,700       $5,000        -                 30,000(5)         $3,506(4)
Chief Financial            1999          $143,150            -        -                      -            $2,199(4)
Officer and Secretary

(1) The Named Executives did not hold any shares of restricted stock at the end of fiscal year 2001.
(2) Includes insurance premiums paid by the Company for term life insurance for the benefit of Mr. Sawyer of $93, $74 and $74, respectively, for the fiscal years 2001, 2000 and 1999 and $5,250 for contributions to the Company's 401k Plan for each of the fiscal years 2001 and 2000. In addition, includes $129,477 for each of the fiscal years 2001, 2000 and 1999 for the forgiveness of a loan from the Company and $43,569 and $43,509, respectively, paid to Mr. Sawyer in fiscal years 2001 and 2000 pursuant to his employment agreement for annual cost of living increases since 1996. Also includes $1,554, $1,681 and $2,913 in fiscal years 2001, 2000 and 1999, respectively, for the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if premiums were advanced to Mr. Sawyer without interest until the earliest time the premiums may be refunded by Mr. Sawyer to the Company.
(3) Includes $82, $68 and $68, respectively, for insurance premiums paid by the Company for term life insurance for the benefit of Mr. Tarriff for fiscal years 2001, 2000 and 1999 and $5,250, $5,250 and $3,506, respectively, for contributions to the Company's 401k Plan for fiscal years 2001, 2000 and 1999.
(4) Includes $58, $56 and $53, respectively, for insurance premiums paid by the Company for term life insurance for the benefit of Mr. O'Connor for fiscal years 2001, 2000 and 1999 and $5,250, $3,450 and $2,146, respectively, for contributions to the Company's 401k Plan for fiscal years 2001, 2000 and 1999.
(5) Includes options granted to Messrs. Sawyer, Tarriff and O'Connor under the Company's various stock option plans.

       The following table sets forth stock options granted to the Named Executives during fiscal year 2001.

                                       Stock Option Grants in Last Fiscal Year


                                                                               Potential Realizable Value at
                                               Individual Grants               Assumed Annual Rates of Stock
                                               -----------------             Price Appreciation for Option Term
                                      % of Total                             ----------------------------------
                                        Options
                           Shares     Granted to
                         Underlying  Employees in
                          Options     Fiscal Year   Exercise    Expiration
                         Granted(#)      (1)        Price ($)      Date       0%($)    5%($)         10%($)
                         -----------  -----------   ---------      -----      -----    ------        ------
Name
----
Kenneth I. Sawyer  (2)    275,000       10.68%       $30.550     9/20/11         -     $5,283,501    $13,389,429
Kenneth I. Sawyer  (3)     50,000        1.94%       $7.625      1/11/11         -       $239,766       $607,614
Scott Tarriff (4)         275,000       10.68%       $30.550     9/20/11         -     $5,283,501    $13,389,429
Scott Tarriff (3)          20,000         .78%        $7.625     1/11/11         -        $95,906       $243,046
Dennis J. O'Connor (4)    150,000        5.82%       $30.550     9/20/11         -     $2,881,910     $7,303,325
Dennis J. O'Connor (3)     15,000         .58%        $7.625     1/11/11         -        $31,600        $69,827

(1) Represents the percentage of total options granted to employees of the Company during fiscal year 2001.
(2) Represents options granted on September 21, 2001 pursuant to the 2001 Performance Equity Plan (the "2001 Plan") one-third of which becomes exercisable each year on the anniversary date of the grant.
(3) Represents options granted on January 12, 2001 pursuant to the 2000 Performance Equity Plan (the "2000 Plan"), one-fifth of which becomes exercisable each year on the anniversary date of the grant.
(4) Represents options granted on September 21, 2001 pursuant to the 2001 Plan, one-fourth of which becomes exercisable each year on the anniversary date of the grant.

       The following table sets forth certain information with respect to the number of stock options exercised by the Named Executives during fiscal year 2001 and, as of December 31, 2001, the number of unexercised stock options and the value of in-the-money options held by the Named Executives.

                Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities        Value of Unexercised
                                                     Underlying Unexercised       In-the-Money Options
                                                      Options at FY-End (#)         at FY-End ($)(1)
                            Shares                   ----------------------         ----------------
                         Acquired on      Value
Name                     Exercise (#)  Realized($)  Exercisable  Unexercisable   Exercisable  Unexercisable
----                     ------------  -----------  -----------  -------------   -----------  -------------
Kenneth I. Sawyer           202,500    $7,396,364      297,500     325,000     $9,386,125   $2,202,500
Scott Tarriff               50,000     $1,857,840      150,000     295,000     $4,845,000   $1,417,250
Dennis J. O'Connor          23,334       $587,524       50,500     182,000     $1,563,400   $1,365,725

(1) Based upon the closing price of the Common Stock on December 31, 2001 of $33.80.

COMPENSATION OF DIRECTORS

       Effective January 8, 2002, for service on the Board, directors who are not employees of the Company or any of its subsidiaries and who are deemed to be independent under the Audit Committee Rules of the NYSE receive an annual retainer of $24,000 (which includes payments for attending up to six meetings of the Board). Each member who serves as a Chairman of a committee receives an additional annual retainer of $5,000 per chairmanship. Each member of a committee receives an additional annual retainer of $2,000 for each committee membership. The Board has approved an amendment to the Company's 1997 Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which non-employee directors will be granted an automatic option each year to purchase 7,500 shares of Common Stock on the earlier to occur of the following: (i) the date on which shareholders of the Company elect directors at an annual meeting of shareholders or (ii) December 31 of each fiscal year. Prior to the Board's amendment to the Directors' Plan, non-employee directors received one automatic option grant to purchase 5,000 shares of Common Stock each year but were also entitled to an annual grant of an option to purchase an additional 6,000 shares of Common Stock if, for such year, they owned at least 2,500 shares of issued Common Stock for each series of additional 6,000 options granted under the Directors' Plan. These additional options are no longer subject to forfeiture. Directors who are employees of the Company received no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

       The Company and Mr. Sawyer entered into an amended and restated employment agreement, dated as of January 4, 2002 (the "Amended Agreement"), which provides for Mr. Sawyer to remain as its chief executive officer ("CEO") and Chairman of the Board ("Chairman") until terminated pursuant to any of the following: (i) prior written notice of termination by either Mr. Sawyer or the Company as specified in the Amended Agreement, (ii) a Change of Control (as such term is defined in the Amended Agreement), (iii) the election by the Board of a new CEO and (iv) the death or disability of Mr. Sawyer. As long as Mr. Sawyer is employed under the agreement as CEO, he will be paid a base annual salary equal to $395,163. The amended agreement provides for an annual increase based on the Consumer Price Index during Mr. Sawyer's employment.

       The Amended Agreement provides for certain payments and benefits upon the election of a new CEO or a termination of his employment, and it contemplates that Mr. Sawyer may remain as Chairman for successive one-year periods following the termination of his duties as CEO. Upon the earlier occurrence of either (i) the election of a new CEO or (ii) the termination of Mr. Sawyer's employment with the Company, Mr. Sawyer is entitled to a single lump sum payment of $1,000,000. In the event Mr. Sawyer remains as Chairman following the election of a new CEO, the Company, aside from the $1,000,000 payment, shall provide Mr. Sawyer with a base salary of $250,000 in return for a commitment from Mr. Sawyer that he will devote up to (50%) percent of his business time to the Company as its Chairman. In addition, Mr. Sawyer will be permitted to engage in other employment activities so long as such activities do not directly compete with the Company's business.

       In addition, the Company agreed to (i) transfer to Mr. Sawyer ownership of two life insurance policies currently maintained by the Company on Mr. Sawyer and (ii) a single lump sum payment (calculated pursuant to his current base salary) to be made no later than January 15, 2002 to Mr. Sawyer equal to forty-five (45) days of vacation time previously accrued and unused by Mr. Sawyer.

       Upon termination of Mr. Sawyer's employment for Cause (as such term is defined in the Amended Agreement), or by reason of his death or disability, the Company will pay Mr. Sawyer, or his estate, as the case may be, his base salary through the termination date. Upon termination of Mr. Sawyer's employment without Cause by the Company or for the Company's material breach, Mr. Sawyer will be paid a single lump sum payment as follows: (i) if during Mr. Sawyer's tenure as CEO, an amount equal to his unpaid and owed base salary through December 31 of the year of the termination date or (ii) if Mr. Sawyer is solely employed as Chairman, an amount equal to his unpaid and owed base salary period through the duration of the twelve (12) month term that he was elected to serve as Chairman. In addition, regardless of the reason for the termination of Mr. Sawyer's employment, the Company will continue to pay for two years from the termination date all life insurance, medical, health and accident, and disability plans and programs for his benefit.

       The Company entered into a severance agreement with Mr. O'Connor, dated October 23, 1996. The agreement provides, with certain limitations, that upon the termination of Mr. O'Connor's employment by the Company for any reason other than for cause or by Mr. O'Connor for good reason or following a change of control (as such terms are defined in the agreement), Mr. O'Connor is entitled to receive a severance payment. The amount of the payment is to be equal to twelve months of his salary at the date of termination. On July 12, 2001, the Board authorized the increase of the amount of the severance payment to be made to Mr. O'Connor to an additional six months in the event of termination between July 2001 and July 2002.

       The Company entered into an employment agreement with Mr. Tarriff, dated February 20, 1998. In the event of termination of Mr. Tarriff's employment after one year of employment by Mr. Tarriff for good reason or by the Company without cause (as such terms are defined therein), Mr. Tarriff is entitled to receive a severance payment equal to one year of his then current salary less any amount of compensation paid by a new employer for the balance of the year from the termination date. On July 12, 2001, the Board authorized the increase of the amount of the severance payment to be made to Mr. Tarriff to an additional six months in the event of termination between July 2001 and July 2002.

       Under the stock option agreements with Messrs. Sawyer, O'Connor and Tarriff, any unexercised portion of the options becomes immediately exercisable in the event of a change of control (as such term is defined in their agreements).

PENSION PLAN

       The Company maintains a defined benefit plan (the "Pension Plan") intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Effective October 1, 1989, the Company ceased benefit accruals under the Pension Plan with respect to service after such date. The Company intends that distributions will be made, in accordance with the terms of the Pension Plan, to participants as of such date and/or their beneficiaries. The Company will continue to make contributions to the Pension Plan to fund its past service obligations. Generally, all employees of the Company or a participating subsidiary who completed at least one year of continuous service and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan's "Normal Retirement Date" is the date on which a participant attains age 65 or, if later, the date of completion of 10 years of service. Service is measured from the date of employment. The retirement income formula is 45% of the highest consecutive five-year average basic earnings during the last 10 years of employment, less 83 1/3% of the participant's Social Security benefit, reduced proportionately for years of service less than 10 at retirement. The normal form of benefit is life annuity, or for married persons, a joint survivor annuity. None of the Named Executives had any years of credited service under the Pension Plan.

       The Company has a defined contribution, social security integrated Retirement Plan (the "Retirement Plan"), which provides retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan are no longer entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan. In September 2001, the Company made a contribution to the retirement Savings Plan of approximately $200,000 for fiscal year 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Effective January 8, 2002, the Compensation and Stock Option Committee (the "Compensation Committee") of the Board consists of Messrs. Knight (Chairman), Abernathy, Auerbach and Nordmann. None of such committee members are, or were ever, executive officers or employees of the Company. During the last fiscal year, the entire Board of Directors served as members of the Compensation Committee by virtue of their being members of the Board. Other than Mr. Sawyer, none of such members are, or were ever, executive officers or employees of the Company.

       In December 2001, the Company committed to making an equity investment of $2,400,000 over a period of time in HighRapids, a Delaware corporation and software developer. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. The Company's cash infusion will be utilized by HighRapids for working capital and operating expenses. Through December 31, 2001 the Company had invested $128,000 of its $2,400,000 commitment. At December 31, 2001, the Company held approximately 60% of the outstanding voting common stock of HighRapids and has the exclusive right to market to the pharmaceutical industry certain laboratory software currently in development. Mr. Sawyer is the President, Chief Executive Officer and a director of HighRapids. Messrs. Sawyer and Auerbach, a director of the Company, each hold shares of HighRapids common stock (less than 1%), which were acquired prior to the Company acquiring a controlling interest in HighRapids.

       At various times during fiscal years 1996 and 1997, the Company made unsecured loans to Mr. Sawyer. Such loans were evidenced by a single promissory note bearing interest at the rate of 8.25% per annum. As of December 31, 2001, no amounts related to the loans were outstanding. As part of Mr. Sawyer's compensation, the Company agreed to forgive the note over a three-year period, provided that Mr. Sawyer was employed by the Company (see "Executive Compensation Employment Agreements and Termination Arrangements").

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

       The Compensation Committee approves the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. In fiscal year 2001, the Board, acting in its role as the Compensation Committee, at five of its Board meetings acted on matters requiring Compensation Committee action. The Board also acted by unanimous written consent on one additional matter requiring Compensation Committee action. In reviewing overall compensation for fiscal year 2001, the Compensation Committee focused on the Company's objectives to attract executive officers of high caliber from larger, well-established pharmaceutical manufacturers, to retain the Company's executive officers, to encourage the highest level of performance from such executive officers and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize specific formulae or guidelines in reviewing and approving executive compensation.

       ELEMENTS OF EXECUTIVE OFFICER COMPENSATION PROGRAM. The key elements of the Company's executive officer compensation program consist of base salary, annual bonus, stock options and other incentive awards through participation in the Company's 1990 Stock Incentive Plan, 2000 Performance Equity Plan and the 2001 Performance Equity Plan. In awarding or approving compensation to executive officers in fiscal year 2001, the Compensation Committee considered the present and potential contribution of the executive officer to the Company and the ability of the Company to attract and retain qualified executive officers in light of the competitive environment of the Company's industry and the Company's financial condition.

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

       The Compensation Committee, in determining the annual bonuses to be paid to the Company's executive officers for fiscal year 2001, considered the individual's contribution to the Company's performance as well as the Company's financial performance and assessments of each executive officer's participation and contribution to the other factors described above, as opposed to determination by reference to a formal, goal-based plan. The non-financial measures varied among executive officers depending upon the operations under their management and direction.

       STOCK OPTIONS AND OTHER AWARDS. The Company's 2000 Performance Equity Plan, as amended by the Board to be a non-qualified, broad-based option plan not subject to shareholder approval, provides for stock option and other equity-based awards. The Company's 2001 Performance Equity Plan, which was approved by the Company's shareholders at the annual meeting on July 12, 2001, provides for stock option and other equity-based awards. Under such Plans, the size of each award and the persons to whom such awards are granted is determined by the Compensation Committee based upon the nature of services rendered by the executive officer, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Compensation Committee believes that grants of stock options will enable the Company to attract and retain the best available talent and to encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executive officers with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and benefit correspondingly with increases in the price of the Common Stock.

       COMPENSATION COMMITTEE'S ACTIONS FOR FISCAL YEAR 2001. In determining the amount and form of executive officer compensation to be paid or awarded for fiscal year 2001, the Compensation Committee considered the criteria discussed above. Based upon the Compensation Committee's review of the Company's performance following the conclusion of fiscal year 2001, the Company granted a cash bonus to Messrs. Tarriff and O'Connor, two of the Named Executives, in the amount of $50,000 each. The Compensation Committee did not award cash bonuses or stock options to any other Named Executive in fiscal year 2001.

       CHIEF EXECUTIVE OFFICER COMPENSATION. The Compensation Committee approved an employment agreement in October 1992 for Mr. Sawyer, which agreement was amended in April 1998 and further amended on January 12, 2001. In approving such employment agreement, the Compensation Committee authorized a base annual salary for Mr. Sawyer of $395,163. The employment agreement provides for an annual increase based on the Consumer Price Index during Mr. Sawyer's employment. Based upon the Compensation Committee's review of the Company's performance following the conclusion of fiscal year 2001, the Company granted a cash bonus to Mr. Sawyer in the amount of $55,000. On January 12, 2001, Mr. Sawyer was granted a non-qualified stock option, pursuant to the 2000 Performance Equity Plan, to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $7.625. The terms of this option is for ten years and are exercisable as follows: 20% vesting any time after the first anniversary of the date of grant, and an additional 20% vesting any time after each anniversary thereafter. In addition, on September 21, 2001, Mr. Sawyer was granted a non-qualified stock option, pursuant to the 2001 Performance Equity Plan, to purchase 275,000 shares of the Company's Common Stock, at an exercise price of $30.55. The terms of this option is for ten years and are exercisable as follows: 33-1/3% vesting any time after the first anniversary of the date of grant, and an additional 33-1/3% vesting any time after each anniversary thereafter.

COMPENSATION AND STOCK OPTION COMMITTEE

       The Compensation and Stock Option Committee members include Messrs. Knight (Chairman), Abernathy, Auerbach and Nordmann. Mr. Sawyer, an officer and director of the Company; was a member of the Compensation and Stock Option Committee during fiscal year 2001. In addition, Thomas J. Drago, Matthew W. Emmens, Klaus H. Jander, Francis Michael J. Urwin, Stephen A. Ollendorff, Anthony S. Tabatznik and J. Neil Tabatznik, former members of the Board, were also members of the Compensation and Stock Option Committee during fiscal year 2001.

PERFORMANCE GRAPH

       The graph below compares the cumulative total return of the Company's Common Stock with the cumulative total return of the NYSE Composite Index and the S&P(R) Health Care Drugs Index--Major Pharmaceuticals for the fiscal periods from September 30, 1996 to December 31, 2001, including the transition period ended December 31, 1998. The graph assumes $100 was invested on September 30, 1996 in the Company's Common Stock and $100 was invested on such date in each of the Indexes. The comparison assumes that all dividends were reinvested.


                            CUMULATIVE TOTAL RETURN

------------------------------------------------------------------------------------------------------
Company / Index                       Sep-96   Sep-97   Sep-98   Dec-98   Dec-99   Dec-00   Dec-01
------------------------------------------------------------------------------------------------------
Pharmaceutical Resources, Inc.        $100      $50     $100     $112     $116     $163     $795
------------------------------------------------------------------------------------------------------
NYSE Composite Index                  $100     $138     $143     $169     $188     $192     $176
------------------------------------------------------------------------------------------------------
S&P Health Care Drugs Index-          $100     $152     $231     $264     $217     $299     $231
Major Pharmaceuticals
------------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

       The following tables set forth, as of the close of business on March 21, 2002, the beneficial ownership of the Common Stock by (i) each person known (based solely on a review of Schedule 13D or Schedule 13G filed with the Commission pursuant to Section 13 of the Exchange Act) to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director of the Company, (iii) each Named Executive, as defined in the "Executive Compensation" section of this report, and (iv) all directors and executive officers of the Company as a group (based solely in respect of clauses (ii), (iii) and (iv) upon information furnished by such persons). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any equity securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                       Shares of      % of
                                                         Common       Common
                Name of Beneficial Owner                 Stock        Stock
                ------------------------                 -----        -----

John P. Curran (1)
Curran Partners, L.P. (1)............................   2,463,764       7.7%

Janus Capital Corporation(2)                            2,346,765       7.3%
Thomas H. Bailey(2)..................................
Janus Global Life Sciences Fund(2)

INVESCO Funds Group, Inc.(3).........................   1,690,360       5.3%

FMR Corp.(4)
Edward C. Johnson 3d(4)
Abigail P. Johnson(4)................................   1,631,170       5.1%

(1) The business address of John P. Curran and Curran Partners, L.P. is 237 Park Avenue, New York, NY 10017. Mr. Curran and Curran Partners, L.P. share voting and dispositive power of 1,753,670 shares of Common Stock, and Mr. Curran has sole voting and dispositive power of an additional 710,094 shares of Common Stock. Mr. Curran is the General Partner of Curran Partners, L.P.

(2) The business address of Janus Capital Corporation, Thomas H. Bailey and Janus Global Life Sciences Fund is 100 Fillmore Street, Denver, CO 80206-4923. Janus Capital Corporation is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and may be deemed to be the beneficial owner of 2,346,765 shares of Common Stock held by various individual and institutional clients ("managed portfolios"). Mr. Bailey serves as Chairman, President and Chief Executive Officer of Janus Capital Corporation, and may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Janus Capital
    Corporation may have with respect to the shares as a result of such position. Janus Global Sciences Fund is an investment company registered under the Investment Company Act of 1940, as amended, and one of the managed portfolios to which Janus Capital Corporation provides investment advice. Janus Global Sciences Fund is deemed the beneficial owner of 1,670,120 shares of Common Stock.

(3) The business address of INVESCO Funds Group, Inc. is 4350 South Monaco Street, Denver, CO 80237 and INVESCO is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

(4) The business address of FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson is 82 Devonshire Street, Boston, MA 02109. Fidelity Management and Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended, and is the beneficial owner of 1,576,470 shares or 4.924% of the Common Stock; as a result of its role as an investment adviser, Edward C. Johnson 3d, Chairman of FMR Corp., and FMR Corp., through its control of Fidelity, and the funds (the "Funds") each has sole power to dispose of the 1,576,470 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 34,700 shares or 0.108% of the Common Stock outstanding of the Company as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 34,700 shares and sole power to vote or to direct the voting of 14,300 shares, and no power to vote or to direct the voting of 20,400 shares of Common Stock owned by the institutional account(s) as reported above. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed under the Investment Company Act of 1940 to form a controlling group with respect to FMR Corp. Fidelity International Limited, Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S.
    investment companies and certain institutional investors. Fidelity International Limited is the beneficial owner of 20,000 shares or 0.062% of the Common Stock outstanding of the Company.

SECURITY OWNERSHIP OF MANAGEMENT


                                                        Shares of    % of
                                                         Common      Common
                Name of Beneficial Owner                 Stock       Stock
                ------------------------                 -----       -----
Kenneth I. Sawyer(1)(2)..............................     307,500      *

Scott L. Tarriff (1)(2)(3)...........................     156,500      *

Dennis J. O'Connor(2)................................      55,119      *

Mark Auerbach(1)(2)..................................      32,000      *

John D. Abernathy(1).................................       2,500      *

Ronald M. Nordmann (1)...............................           0      *

Peter S. Knight(1)...................................           0      *

All directors and executive officers (as of 3/21/02)      553,619      *
as a group (seven persons)(2)

*   Less than 1%.
(1) A current Director of the Company.
(2) Includes the following shares of Common Stock which may be acquired upon the exercise of options which are exercisable on or before May 21, 2002 under the Company's stock option plans: Mr. Sawyer - 307,500; Mr. Tarriff; 155,000; Mr. O'Connor - 53,500; Mr. Auerbach - 22,000; and all directors and executive officers as a group (seven persons) - 538,000.
(3) Includes 1,500 shares held by his spouse. The business address of each Director and Named Executive of the Company, for the purposes hereof, is in care of Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, New York 10977.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

       In 1998, the Company entered into a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany pursuant to which Merck KGaA purchased 10,400,000 shares of the Company's Common Stock through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.). As part of the alliance, Merck KGaA and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, were issued five-year options to purchase an aggregate of 1,171,040 additional shares of Common Stock at an exercise price of $2.00 per share and the Company obtained the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm. In addition, EMD purchased 1,813,272 shares of Common Stock from Clal Pharmaceutical Industries Ltd. In August 2001, Merck KGaA and Genpharm exercised options and warrants totaling 1,420,740 shares of Common Stock. EMD, Merck KGaA and Genpharm subsequently sold their entire holdings of 13,634,012 shares of Common Stock, representing approximately 43% of the Company's total number of outstanding shares of Common Stock at the close of the transaction in September 2001, to unaffiliated institutional investors in a private placement. The selling of these shares did not change the terms of any existing distribution or development agreements between the Company and Merck KGaA or its affiliates.

       DEVELOPMENT AGREEMENT. The Company, IPR, and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics paid the Company approximately $788,000, $800,000 and $800,000, respectively, for fiscal years 2001, 2000 and 1999, fulfilling its requirements through December 31, 2001. Under the Development Agreement, Generics is not required to fund more than $1,000,000 for any one calendar year.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

     (a)(1)&(2)   Financial Statements and Schedules.

         See Index to Consolidated Financial Statements and Schedules after Signature Page.

     (a)(3)       Exhibits.

3.1.1        Certificate of Incorporation of the Registrant, dated July 29, 1991
             - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated August 3, 1992 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

3.1.3 Articles of Amendment to the Certificate of Incorporation of the Registrant, dated June 26, 1998 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

3.2 By-Laws of the Registrant, as amended - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.1 1989 Employee Stock Purchase Program of the Registrant - previously filed as an exhibit to the Registrant's proxy statement dated August 16, 1990 and incorporated herein by reference.

10.2 1990 Stock Incentive Plan of the Registrant, as amended - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the 1997 fiscal year and incorporated herein by reference.

10.3 1997 Directors' Stock Option Plan - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.4 2000 Performance Equity Plan - previously filed as an exhibit to the Registrant's Annual Report for the 2000 fiscal year and incorporated herein by reference.

10.5 2001 Performance Equity Plan - previously filed as an exhibit to the Registrant's Quarterly Report for the quarter ended June 30, 2001 and incorporated herein by reference.

10.6 Form of Retirement Plan of Par - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.6.1 First Amendment to Par's Retirement Plan, dated October 26, 1984 - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the 1990 fiscal year and incorporated herein by reference.

10.7 Form of Retirement Savings Plan of Par - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.7.1 Amendment to Par's Retirement Savings Plan, dated July 26, 1984 - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.2       Amendment to Par's Retirement  Savings Plan, dated November 1, 1984
             - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.3 Amendment to Par's Retirement Savings Plan, dated September 30, 1985 - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.8 Par Pension Plan, effective October 1, 1984 - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the 1991 fiscal year and incorporated herein by reference.

10.9 Second Amended and Restated Employment Agreement, dated as of January 4, 2002, between the Company and Kenneth I. Sawyer - previously filed as an exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.9.1 Severance Agreement, dated as of October 23, 1996, between the Registrant and Dennis J. O'Connor - previously filed as an exhibit to the Registrant's Annual Report for the 1997 fiscal year and incorporated herein by reference.

10.10 Lease for premises located at 12 Industrial Avenue, Upper Saddle River, New Jersey, dated October 21, 1978, between Par and Charles and Dorothy Horton, and extension dated September 15, 1983 - previously filed as an exhibit to the Registrant's Annual Report for the 1989 fiscal year and incorporated herein by reference.

10.11 Lease Agreement, dated as of January 1, 1993, between Par and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report for the 1996 fiscal year and incorporated herein by reference.

10.12 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report for the 1997 fiscal year and incorporated herein by reference.

10.13 Amended and Restated Distribution Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc. and Sano Corporation - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.*

10.14 Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation, and Elan Corporation, plc - previously filed as an exhibit to the
             Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.*

10.15 Mortgage and Security Agreement, dated May 4, 1994, between Urban National Bank and Par - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

10.15.1 Mortgage Loan Note, dated May 4, 1994 - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

10.15.2 Corporate Guarantee, dated May 4, 1994, by the Registrant to Urban National Bank - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 and incorporated herein by reference.

10.15.3 Mortgage Modification Agreement and Restated Mortgage Loan Note, dated May 1, 2001, between Hudson United Bank and Par - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.16 Pledge Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

10.17 Pledge Agreement, dated December 27, 1996, between the Registrant and General Electric Capital Corporation - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

10.18 Loan and Security Agreement, dated December 27, 1996, between Par and General Electric Capital Corporation. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference.

10.18.1 First Amendment and Waiver to Loan and Security Agreement, dated May 22, 1997, between Par and General Electric Capital Corporation
             - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

10.18.2 Second Amendment and Waiver to Loan and Security Agreement, dated as of August 22, 1997, between Par and General Electric Capital Corporation - previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the 1997 fiscal year and incorporated herein by reference.

10.18.3 Third Amendment and Consent to Loan and Security Agreement, dated as of March 4, 1998, between Par and General Electric Capital Corporation - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and incorporated herein by reference.

10.18.4 Fourth Amendment and Consent to Loan and Security Agreement, dated as of May 5, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.18.5 Fifth Amendment to Loan and Security Agreement, dated as of October 30, 1998, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the 1998 fiscal year and incorporated herein by reference.

10.18.6 Sixth Amendment to Loan and Security Agreement, dated as of February 2, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the transition period ended December 31, 1998 and incorporated herein by reference.

10.18.7 Seventh Amendment and Waiver to Loan and Security Agreement, dated as of August 13, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference.

10.18.8 Eighth Amendment to Loan and Security Agreement, dated as of December 28, 1999, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the 1999 fiscal year and incorporated herein by reference.

10.18.9 Ninth Amendment and Waiver to Loan and Security Agreement, dated as of March 27, 2001, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the 2000 fiscal year and incorporated herein by reference.

10.18.10 Tenth Amendment and Consent to Loan and Security Agreement, dated as of August 20, 2001, among the Company, General Electric Capital Corporation, and the other parties named therein - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.19 Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. - previously filed as an exhibit to Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.*

10.20 Services Agreement, dated June 26, 1998, between the Company and Merck KGaA - previously filed as an exhibit to Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.21 Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc - previously filed as an exhibit to Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.22 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference

10.23 Development Agreement, dated as of August 11, 1998, among the Company, Generics (UK) Ltd., and Israel Pharmaceutical Resources L.P- previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the transition period ended December 31, 1998 and incorporated herein by reference.

10.24 Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference

10.25 Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.26 Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.27 License Agreement, dated as of July 9, 2001, between Breathe Easy Limited and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.28 License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.29 Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy's Laboratories Limited, and Reddy-Cheminor, Inc. - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.30 Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc.
             - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.31 Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.32 Letter Agreement, dated as of December 28, 2001, among Pharmaceutical Resources, Inc., ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) - previously filed as an exhibit to Registrant's Report on Form 8-K dated January 11, 2002 and incorporated herein by reference.

10.33 Letter Agreement, dated as of December 28, 2001, among Pharmaceutical Resources, Inc., ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) - previously filed as an exhibit to Registrant's Report on Form 8-K dated January 11, 2002 and incorporated herein by reference.

10.34 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten(R), Capozide(R), Questran(R) and Questran Light(R) Brands - previously filed as an exhibit to Registrant's Report on Form 8-K dated March 7, 2002 and incorporated herein by reference.

10.35 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin(R) Brand - previously filed as an exhibit to Registrant's Report on Form 8-K dated March 7, 2002 and incorporated herein by reference.

99.1 Letter to commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

21           List of Subsidiaries.


        (a)(4) REPORTS ON FORM 8-K. During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

------------------------------------------


* Certain portions have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002                 PHARMACEUTICAL RESOURCES, INC.
                                              (Registrant)

                                      By:  /s/ Kenneth I. Sawyer
                                      -------------------------------------
                                      Kenneth I. Sawyer
                                      Chief Executive Officer
                                      (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                           Title                    Date

/s/ Kenneth I. Sawyer                Chief Executive Officer      March 29, 2002
-------------------------------      and Chairman of the
Kenneth I. Sawyer                    Board of Directors


/s/ Dennis J. O'Connor               Vice President, Chief        March 29, 2002
-------------------------------      Financial Officer and
Dennis J. O'Connor                   Secretary (Principal
                                     Accounting and
                                     Financial Officer)

/s/ John D. Abernathy                Director                     March 29, 2002
-------------------------------
John D. Abernathy


/s/ Mark Auerbach                    Director                     March 29, 2002
-------------------------------
Mark Auerbach

/s/ Peter S. Knight                  Director                     March 29, 2002

Peter S. Knight

/s/ Ronald M. Nordmann               Director                     March 29, 2002
-------------------------------
Ronald M. Nordmann

/s/ Scott Tarriff                    Director                     March 29, 2002
-------------------------------
Scott Tarriff

                         PHARMACEUTICAL RESOURCES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       Page
                                                                       ----
INCLUDED IN PART II:
--------------------

Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets at December 31, 2001
and 2000                                                               F-3

Consolidated Statements of Operations and Retained
Earnings (Accumulated Deficit) for the years ended
December 31, 2001, 2000 and 1999                                       F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2000 and 1999                                 F-5

Notes to Consolidated Financial Statements                      F-6 through F-24


INCLUDED IN PART IV:
--------------------

SCHEDULE:

II       Valuation and qualifying accounts                             F-25

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in the Restatement of Results footnote, the 2000 and 1999 consolidated financial statements have been restated to reflect the value of exclusive U.S. distribution rights obtained by the Company through its strategic alliance with Merck KGaA.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 26, 2002

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                                    (*As Restated)
     ASSETS                                                                           2001               2000
     ------                                                                           ----               ----
Current assets:
  Cash and cash equivalents                                                         $67,742,000             $222,000
Accounts receivable, net of allowances of
     $47,168,000 and $3,954,000                                                      38,009,000           22,306,000
Inventories                                                                          31,458,000           20,249,000
Prepaid expenses and other current assets                                             4,156,000            4,023,000
Deferred income tax assets                                                           34,485,000                    -
                                                                                     ----------           ----------
  Total current assets                                                              175,850,000           46,800,000
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization                                          24,345,000           23,560,000

Deferred charges and other assets                                                     8,426,000            4,182,000
Intangible assets                                                                     8,305,000            9,027,000

Non-current deferred tax assets, net                                                          -           10,275,000
                                                                                   ------------           ----------
Total assets                                                                       $216,926,000          $93,844,000
                                                                                    ===========           ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current portion of long-term debt                                                    $239,000           $1,049,000
  Short-term debt                                                                             -          10,021,000
  Accounts payable                                                                   18,007,000           11,475,000
  Payables due to distribution agreement partners                                    32,295,000            1,688,000
  Accrued salaries and employee benefits                                              2,859,000            1,566,000
Accrued expenses and other current liabilities                                        4,817,000            2,489,000
Income taxes payable                                                                 14,766,000                    -
                                                                                     ----------           ----------
  Total current liabilities                                                          72,983,000           28,288,000

Long-term debt, less current portion                                                  1,060,000              163,000
Accrued pension liability                                                               331,000              614,000
Deferred income tax liabilities, net                                                  4,129,000                   -

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized 90,000,000 shares;
    issued and outstanding 32,035,189 and 29,647,135 shares                             320,000              297,000
  Additional paid-in capital                                                        115,610,000           96,142,000
  Retained earnings (accumulated deficit)                                            22,493,000          (31,429,000)
  Additional minimum liability related to defined benefit pension plan                        -             (231,000)
                                                                                   ------------              -------
     Total shareholders' equity                                                     138,423,000           64,779,000
                                                                                    -----------           ----------
Total liabilities and shareholders' equity                                         $216,926,000          $93,844,000
                                                                                    ===========           ==========

* Restated as described in the Notes to Consolidated Financial Statements.

                              The accompanying notes are an integral part of these balance sheets.

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      (*As Restated)    (*As Restated)
                                                            2001             2000           1999
                                                            ----             ----           ----
Net sales                                                $271,035,000     $85,022,000     $80,315,000
Cost of goods sold                                        161,306,000      62,332,000      64,140,000
                                                          -----------      ----------      ----------
       Gross margin                                       109,729,000      22,690,000      16,175,000
Operating expenses:
  Research and development                                 11,113,000       7,634,000       6,005,000
   Selling, general and administrative                     21,878,000      16,297,000      13,509,000
                                                           ----------      ----------      ----------
       Total operating expenses                            32,991,000      23,931,000      19,514,000
                                                           ----------      ----------      ----------
       Operating income (loss)                             76,738,000      (1,241,000)     (3,339,000)
Other (expense) income                                       (364,000)        506,000         906,000
Interest expense, net                                        (442,000)       (916,000)        (63,000)
                                                              -------         -------          ------
Income (loss) before provision for income taxes            75,932,000      (1,651,000)     (2,496,000)
Provision for income taxes                                 22,010,000               -                -
                                                           ----------   -------------  ---------------
Net income (loss)                                          53,922,000      (1,651,000)     (2,496,000)
Accumulated deficit, beginning of year                    (31,429,000)    (29,778,000)    (27,282,000)
                                                           ----------      ----------      ----------
Retained earnings (accumulated deficit), end of year      $22,493,000    $(31,429,000)   $(29,778,000)
                                                           ==========      ==========      ==========
Net income (loss) per share of common stock
  Basic                                                         $1.76           $(.06)          $(.08)
                                                                 ====             ===             ===
  Diluted                                                       $1.68           $(.06)          $(.08)
                                                                 ====             ===             ===

Weighted average number of common and
  common equivalent shares outstanding
  Basic                                                    30,594,766      29,604,444      29,461,081
                                                           ==========      ==========      ==========
  Diluted                                                  32,189,722      29,604,444      29,461,081
                                                           ==========      ==========      ==========
* Restated as described in the Notes to Consolidated Financial Statements.

        The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                               (*As Restated)      (*As Restated)
                                                                     2001            2000              1999
                                                                     ----            ----              ----
Cash flows from operating activities:
   Net income (loss)                                             $53,922,000      $(1,651,000)     $(2,496,000)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Deferred income taxes                                     (20,081,000)               -                -
       Depreciation and amortization                               3,349,000        3,030,000        3,092,000
       Write-off of inventories                                    1,790,000        1,645,000        1,157,000
       Allowances against accounts receivable                     43,214,000        1,395,000          333,000

       Tax benefit from exercise of stock options                 11,765,000          -               -
       Other                                                         181,000          234,000          221,000

     Changes in assets and liabilities:
       Increase in accounts receivable                           (58,917,000)      (6,173,000)      (3,348,000)
       Increase in inventories                                   (12,999,000)      (1,991,000)      (5,449,000)
       Increase in prepaid expenses
         and other assets                                         (4,377,000)        (415,000)      (3,788,000)
       Increase in accounts payable                                6,532,000           41,000        1,487,000
       Increase in payables due to distribution
         agreement partners                                       30,607,000          404,000          820,000
       Increase (decrease) in accrued expenses
         and other liabilities                                     3,569,000          786,000       (1,148,000)
       Increase in income taxes payable                           14,766,000                -                -
                                                                  ----------       ----------       ----------
     Net cash provided by (used in) operating activities          73,321,000       (2,695,000)      (9,119,000)
Cash flows from investing activities:
   Capital expenditures                                           (4,622,000)      (3,207,000)      (2,352,000)
   Proceeds from sale of fixed assets                              1,158,000           44,000          127,000
                                                                   ---------           ------          -------            -
     Net cash used in investing activities                        (3,464,000)      (3,163,000)      (2,225,000)
Cash flows from financing activities:
   Proceeds from issuances of Common Stock                         7,597,000          382,000          712,000
   Net (payments) proceeds from revolving
     credit line and other borrowings                             (9,666,000)       5,775,000        4,652,000
   Principal payments under long-term debt
     and other borrowings                                           (268,000)        (253,000)        (268,000)
                                                                     -------          -------          -------
     Net cash (used in) provided by financing activities          (2,337,000)       5,904,000        5,096,000
Net increase (decrease) in cash and cash equivalents              67,520,000           46,000       (6,248,000)
Cash and cash equivalents at beginning of year                       222,000          176,000        6,424,000
                                                                     -------          -------        ---------
Cash and cash equivalents at end of year                         $67,742,000         $222,000         $176,000
                                                                  ==========          =======          =======

Supplemental disclosure of cash flow information Cash paid
during the year for:
   Taxes                                                         $15,620,000                -                -
   Interest                                                         $626,000         $933,000         $238,000

* Restated as described in the Notes to Consolidated Financial Statements.

        The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

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

*RESTATEMENT OF RESULTS

       Certain items in the consolidated financial statements for fiscal years 2000 and 1999 have been restated to change the manner in which the Company accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold Merck KGaA 10,400,000 shares of its Common Stock, and entered into a distribution agreement, dated March 1998, with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. Previously, the Company accounted for the sale of the Common Stock and the distribution agreement as separate transactions. In restating its consolidated financial statements, the Company has accounted for the two agreements as a single transaction under Emerging Issues Task Force Issue ("EITF") No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received, must be attributed to the distribution agreement. The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. That $6,500,000 has therefore been assigned to the distribution agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). The aggregate of $10,833,000 assigned to the distribution agreement is included in intangible assets, reduced each period by amortization, which beginning in the third calendar quarter of 1998, is being recorded on a straight-line basis over fifteen years as a non-cash charge included in selling, general and administrative expenses. (see -"Strategic Alliance"). The impact of the restatements for fiscal years 2000 and 1999 are as follows:

                                                  December 31, 2000
                                             -----------------------------
Consolidated Balance Sheets                    As Reported      Restated
---------------------------                  ---------------  ------------
Intangible assets                                         $0    $9,027,000

Non-current deferred tax benefit, net            $14,608,000   $10,275,000

Additional paid-in capital                       $89,642,000   $96,142,000

                                          For the Year Ended           For the Year Ended
Consolidated Statements of                December 31, 2000            December 31, 199
--------------------------           ----------------------------- -----------------------------
Operations and Accumulated Deficit     As Reported      Restated     As Reported      Restated
----------------------------------   ---------------  ------------ ---------------  ------------
Selling, general and administrative     $15,575,000   $16,297,000     $12,787,000   $13,509,000

Net loss                                  ($929,000)  ($1,651,000)    ($1,774,000)  ($2,496,000)

Accumulated deficit                    ($29,623,000) ($31,429,000)   ($28,694,000) ($29,778,000)

Net loss per share of commmon stock
  Basic and diluted                          ($0.03)       ($0.06)         ($0.06)       ($0.08)

       Certain items in the unaudited selected quarterly financial data for fiscal years 2001 and 2000 have also been restated to change the manner in which the Company accounted for its transactions with Merck KGaA in fiscal year 1998, as noted above, and to reflect the reversal of a price protection reserve originally recorded in the third quarter of 2001 related to the Company's fluoxetine (Prozac(R)) product launch in August 2001 (see "-Unaudited Selected Quarterly Financial Data").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
       The consolidated financial statements include the accounts of PRI and its wholly owned subsidiaries. References herein to the "Company" refer to PRI and its subsidiaries. Certain items on the consolidated financial statements for the prior years have been reclassified to conform to the current year financial statement presentation.

USE OF ESTIMATES:
       The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining such items as provisions for rebates, returns, price adjustments and allowances, depreciable/amortizable lives, pension benefits, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on results of operations or financial condition. Actual results may differ from those estimates.

INVENTORIES:
       Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company makes provisions for obsolete and slow moving inventories as necessary to properly reflect inventory value.

DEPRECIATION AND AMORTIZATION:
       Property, plant and equipment are depreciated straight-line over their estimated useful lives that range from three to forty years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

LONG-LIVED ASSETS:
       The  provisions  of SFAS  No.  121,  "Accounting  for the  Impairment  of
Long-lived Assets" ("SFAS 121"), require, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. In the opinion of management, no such changes in circumstances have occurred as of December 31, 2001.

RESEARCH AND DEVELOPMENT EXPENSE AND PATENT LITIGATION COST:
       Amounts related to contractual rights acquired by the Company to products which have not been approved by the FDA and where the Company does not have the right to an alternative future use for the product, are charged to expense as research and development. Similarly, Company funding of the research and development efforts of others are charged to research and development expense. Research and development costs the Company incurrs to develop new products and obtain premarketing regulatory approval for such products are expensed as incurred.

DEFERRED CHARGES AND OTHER ASSETS:

       Contractual rights acquired by the Company to a process, product or other legal right that has multiple or alternative future uses which support its realizabilty, are capitalized and the cost is amortized over the period in which the related cash flows are generated. All costs that are capitalized are subject to periodic impairment testing.

INTANGIBLE ASSETS
       Distribution rights acquired by the Company are capitalized and amortized over the contractual period.

INCOME TAXES:

       The Company accounts for income taxes under SFAS 109. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PENSION BENEFITS:
       The determination of the Company's obligation and expense for pension benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Commitments, Contingencies and Other Matters footnote to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.

REVENUE RECOGNITION:
       The Company recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product or the Company's assistance in such resale. The Company may offer price protection, or shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. To account for the fact that the price of such drugs may decline when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period, such plans, which are common in the industry, generally provide the Company will credit its customers for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product with respect to the quantity remaining on the customer's shelf at the end of the exclusivity period. The Company records charges (reductions of revenue) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. Customers are permitted to return unused product, after approval from the Company, up to 180 days before and one year after the expiration date for the product's lot. Additionally, certain customers are eligible for price rebates, offered as an incentive to increase sales volume, on the basis of the volume of purchases of a product over a specified period which generally ranges from one to three months, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracted with the Company for quantity discounts. In each instance the Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures, the Company's market share, the recent or pending introduction of new drugs, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale.

PER SHARE DATA:
       The Company presents earnings per share data in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share except in periods of net loss where inclusion would be anti-dilutive. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                      For the Years Ended December 31,
                                                              (*As Restated)   (*As Restated)
                                                    2001            2000            1999
                                                    ----            ----            ----
                                                  (In Thousands, Except Per Share Amounts)
Net income (loss)                                   $53,922         ($1,651)        ($2,496)
Basic:
Weighted average number of common
  shares outstanding                                 30,595          29,604          29,461

Net income (loss) per share of common stock           $1.76           $(.06)          $(.08)
                                                       ====             ===             ===

Assuming dilution:
Weighted average number of common
  shares outstanding                                 30,595          29,604          29,461
Effect of dilutive options                            1,595               -               -
                                                      -----      ----------      ----------
Weighted average number of common and common
   equivalent shares outstanding                     32,190          29,604          29,461

Net income (loss) per share of common stock           $1.68           $(.06)          $(.08)
                                                       ====             ===             ===

       Outstanding options and warrants of 578,882, 263,000 and 288,500 as of December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. In addition, incremental shares from assumed conversions of 1,058,826 and 1,092,967 as of December 31, 2000 and 1999, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

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

CASH EQUIVALENTS:
       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less when purchased to be cash equivalents. At December 31, 2001, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

STOCK-BASED COMPENSATION:
       The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") require that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"). The Company elected to remain with the accounting under APB Opinion 25 and related interpretations and has made the pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied.

SEGMENTS OF AN ENTERPRISE:
       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of financial information about operating segments in annual financial statements. The Company's management considers its business to be a single business entity.

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

       SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. Goodwill recognized on or before June 30, 2001 shall be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety.

       The Company has not fully assessed the potential impact of the adoption of SFAS 142, which is effective for the Company as of January 1, 2002, however, the Company anticipates the adoption of these statements will not have a material impact on its financial position and results of operations.

       In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS 121 and the accounting and reporting provisions of the APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company does not expect the adoption of SFAS 144, which is effective for the Company as of January 1, 2002, to have a material impact on its financial position and results of operations.

ACCOUNTS RECEIVABLE:
                                         December 31,      December 31,
                                             2001              2000
                                             ----              ----
                                                 (In Thousands)
       Accounts receivable                  $85,177          $26,260
                                             ------           ------

       Allowances:
       Doubtful accounts                        998              914
       Returns and allowances                 4,847            1,602
       Price adjustments                     41,323            1,438
                                             ------            -----
                                             47,168            3,954
                                             ------            -----
       Accounts receivable,
       net of allowances                    $38,009          $22,306
                                             ======           ======

       The accounts receivable amounts for fiscal years 2001 and 2002 are net of provisions for customer rebates of $14,081,000 and $2,667,000 and chargebacks of $41,830,000 and $9,477,000, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. This incentive is based on a customer's volume of purchases during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. Where the provider has negotiated with the Company for a price below the normal resale price, the Company adjusts its price to the wholesaler supplying that provider accordingly. The adjustment is based on the wholesaler's actual resales to that provider.

       The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompany any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer, (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed. In addition, private label stock is not returnable.

       The accounts receivable allowances include price adjustments that consist of cash discounts, sales promotions and price protection or shelf-stock adjustments. The total price protection the Company will credit customers at the end of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers, and the shelf stock customers will have at the end of the exclusivity period. In the Company's experience, the amount by which the price of a drug may decline at the end of an exclusivity period will depend in part on the number of additional generic manufacturers that introduce and market a comparable product. The Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit it will have to issue at the end of an exclusivity period. The Company records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. As a result, the Company will be required to credit customers for price protection based on the quantity of that inventory and the decrease in a particular products market price at the end of the exclusivity period.

       At December 31, 2001, the Company was within the exclusivity period with respect to two drugs, megestrol acetate oral suspension and fluoxetine. With respect to megestrol acetate oral suspension, the Company's 180-day exclusivity period ended in mid-January 2002 and the Company has recently learned that another generic competitor was granted FDA approval to market the product. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although a competitor may be entering the market at some point, the Company believes that generic competitors are less likely to enter the market because doing so would likely infringe on either Bristol Myers Squibb's ("BMS") or the Company's formulation patent. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor during fiscal year 2002, while it appears there may be limited competition. In fiscal year 2001, the Company did not record a price protection reserve for megestrol acetate oral suspension. The Company will continue evaluating the possibility of competition for the product and will record a price protection reserve when it deems necessary. With respect to fluoxetine, for which the exclusivity period ended in late-January 2002, at December 31, 2001 the Company had established a price protection reserve of approximately $31,400,000, based on its estimate that at the end of its exclusivity period between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. The Company will record additional price protection in January 2002 based on that month's sales. The impact of pricing competition will have an adverse affect on sales and gross margins on fluoxetine and megestrol acetate oral suspension in future periods.

MAJOR CUSTOMERS:
       The Company's top three customers by sales volume accounted for approximately 14%, 13% and 9% of net sales in fiscal year 2001, 21%, 9% and 8% of net sales in fiscal year 2000 and 15%, 11% and 7% of net sales in fiscal year 1999.

       The amounts due from these same three customers accounted for approximately 23%, 14% and 6% of the accounts receivable balance at December 31, 2001, 36%, 8% and 8% of the accounts receivable balance at December 31, 2000 and 20%, 1% and 6% of the accounts receivable balance at December 31, 1999

INVENTORIES:
                                                  December 31,      December 31,
                                                      2001              2000
                                                      ----              ----
                                                          (In Thousands)
 Raw materials and supplies                          $11,574           $9,610
 Work in process and finished goods                   19,884           10,639
                                                      ------           ------
                                                     $31,458          $20,249
                                                      ======           ======

PROPERTY, PLANT AND EQUIPMENT, NET:
                                                  December 31,      December 31,
                                                      2001              2000
                                                      ----              ----
                                                          (In Thousands)
 Land                                                 $2,231           $2,231
 Buildings                                            20,455           19,449
 Machinery and equipment                              21,794           20,792
 Office equipment, furniture and fixtures              6,474            5,197
 Leasehold improvements                                2,170            2,648
                                                       -----            -----
                                                      53,124           50,317
 Less accumulated depreciation and amortization       28,779           26,757
                                                      ------           ------
                                                     $24,345          $23,560
                                                      ======           ======

       Depreciation and amortization expense was $3,349,000, $3,030,000 and $3,092,000 for the years ended December 31, 2001, 2000 and 1999.

       In March 1999, Par entered into an agreement to lease its facility and related machinery and equipment located in Congers, New York (the "Congers Facility") to Halsey Drug Co., Inc. ("Halsey"), a manufacturer of generic pharmaceutical products.

DEFERRED CHARGES AND OTHER ASSETS:

                                                  December 31,      December 31,
                                                      2001              2000
                                                      ----              ----
                                                          (In Thousands)
Product license fees                                  $5,017             $614
Profit sharing agreement                               2,500            2,500
Defined benefit pension                                  331              383
Cash surrender value of officer life insurance           306              298
Security deposit for leases                              124              133
Other                                                    148              254
                                                         ---              ---
                                                      $8,426           $4,182
                                                       =====            =====

       In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. As a result of this agreement, Par filed an ANDA for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia initiated a patent infringement action against Par and Par intends to vigorously defend its position in its pending litigation with Pharmacia. Pursuant to this agreement Par paid Breath Ltd. $2,500,000 in fiscal year 2001, which is included in deferred charges and other assets on the consolidated balance sheets, and will pay an additional $2,500,000 in fiscal year 2002 (see "-Legal Proceedings").

       In April 1999, the Company entered into an agreement with FineTech for the right to use a process for a pharmaceutical bulk active. Pursuant to this agreement, the Company paid FineTech approximately $2,000,000, included in deferred charges and other assets on the consolidated balance sheets, in fiscal years 2000 and 2001 for a completed process together with its technology transfer package and patent. The Company will pay royalties to FineTech on gross margins from sales of all products developed pursuant to this agreement.

       In January 1999, the Company and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company is to receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States-based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in deferred charges and other assets on the consolidated balance sheets, will be amortized over a projected revenue stream from the products when launched by the third party. To date, there are two abbreviated new drug applications ("ANDAs") for potential products covered by the Genpharm Profit Sharing Agreement awaiting U.S. Food and Drug Administration ("FDA") approval. The agreement between Genpharm and the unaffiliated third party  covers  15  products  that  are  not  included  in  the  Company's  other distribution agreements with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc.").

       In August 1999, Par entered into a separate agreement with Genpharm pursuant to which Par purchased the United States distribution rights for methimazole (Tapazole(R)) for a fee of $819,000 paid in fiscal year 2000. The agreement has an initial term of three years and is renewable by mutual consent of the parties for successive one-year terms. The Company began marketing the product in April 2000 and is amortizing the fee over the initial term of the agreement.

STRATEGIC ALLIANCE:

       On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400,000 shares of the Company's Common Stock to Merck KGaA, through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.) in exchange for cash of $20,800,000 and the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm ("Genpharm"), a Canadian subsidiary of Merck KGaA (see "-Distribution and Supply Agreements-Genpharm, Inc."). The Company determined the fair value of the Common Stock sold to Merck KGaA was $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. The $6,500,000 value was assigned to the distribution agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by SFAS
109. The aggregate of $10,833,000 assigned to the distribution agreement is included in intangible assets, reduced each period by amortization, which beginning in the third calendar quarter of 1998, is being recorded on a straight-line basis over fifteen years as a non-cash charge included in selling, general and administrative expenses.

       On September 5, 2001, Merck KGaA and certain of its affiliates sold their entire holdings of 13,634,012 shares of Common Stock, representing approximately 43% of the Company's total number of outstanding shares of Common Stock at the close of the transaction in September 2001, to unaffiliated institutional investors in a private placement. The selling of these shares did not change the terms of any existing distribution or development agreements between the Company and Merck KGaA or its affiliates.

RESEARCH AND DEVELOPMENT AGREEMENTS:

       In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning the date of the commencement of the development program for each product. The Company expects to begin these payments in the first quarter 2002.

       In November 2001, the Company entered into a license agreement with Pentech Pharmaceuticals, Inc. ("Pentech") to market paroxetine hydrochloride capsules. Paroxetine hydrochloride is the generic version of GlaxoSmithKline's
Paxil(R). Currently, GlaxoSmithKline markets Paxil(R) only in tablet form. Paxil(R), a selective serotonin reuptake inhibitor, is indicated for the treatment of depression and other disorders. Par believes that its ANDA submission for paroxetine hydrochloride capsules is the first to be filed with a paragraph IV certification. The Company has reason to believe that another generic drug company has first-to-file status for the tablet form of this product. Par intends to market a capsule form of the product. Pursuant to the agreement, Par paid Pentech $200,000 in fiscal year 2001 and will pay an additional $400,000 based on certain milestones. In addition, Par will pay Pentech a percentage of the gross profit from sales on the product.

       In April 2001, Par entered into a licensing agreement with Elan to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim's Catapres TTS(R). Elan filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expires May 2003. Elan will be responsible for the development and manufacture of the products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Elan approximately $1,167,000, which was charged to research and development expense in fiscal year 2001, of $2,000,000 due in monthly installments. In addition, Par will pay to Elan $1,000,000 upon FDA approval of the product, and a royalty on all sales of the product.

       The Company, Israel Pharmaceutical Resources L.P. ("IPR"), the Company's research and development operation in Israel, and Generics (UK) Ltd.
("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated August 11, 1998, pursuant to which Generics agreed to fund one-half the cost of the operating budget of IPR in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics or its affiliates and no royalty has been paid to IPR. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded IPR approximately $788,000, $800,000, and $800,000, respectively for fiscal years 2001, 2000 and 1999, fulfilling their requirements through December 31, 2001. Under the Development Agreement, Generics is not required to fund more than $1,000,000 for any one calendar year.

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

DISTRIBUTION AND SUPPLY AGREEMENTS:
  DR. REDDY'S LABORATORIES LTD.
       In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering 14 generic pharmaceutical products, five of which have been filed with, and awaiting approval from, the FDA, to be marketed exclusively by Par in the United States and certain other United States territories. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine 40 mg capsules, the generic version of Eli Lilly and Company's Prozac(R), pursuant to the Reddy Development and Supply Agreement and began immediately shipping the product.

       The products covered by the Reddy Development and Supply Agreement are in addition to five products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

  GENPHARM, INC.:
       The Company and Genpharm have a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998, pursuant to which Genpharm granted to the Company exclusive distribution rights within the United States and certain other United States territories with respect to approximately 40 generic pharmaceutical products. To date, 16 of such products have obtained FDA approval and 15 are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are 12 ANDAs for potential products (three of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of products covered by the Genpharm Distribution Agreement.

       On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3Ms'") Tambocor(R), which will be distributed by the Company under the Genpharm Distribution Agreement. Since Alphapharm was the first-to-file an ANDA and obtained Paragraph IV certification, the Company anticipates receiving up to 180 days of marketing exclusivity for the product. The Company anticipates commencing the marketing of the product in the second quarter of fiscal year 2002 pending the outcome of litigation between Alphapharm and 3M.

       The Company and Genpharm have a second distribution agreement for additional products (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five additional generic pharmaceutical products. The products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there is one ANDA (tentatively approved) for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Additional Product Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine (Prozac(R)) 10 mg and 20 mg tablets through the Genpharm Additional Product Agreement and began immediately shipping the product.

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

PAYABLES DUE TO DISTRIBUTION PARTNERS:
       As of December 31, 2001 and 2000, the Company had payables due to distribution agreement partners of $32,295,000 and $1,688,000, respectively.

SHORT-TERM DEBT:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a 78-month revolving line of credit expiring June 2003. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $20,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par and PRI other than real property and is guaranteed by PRI. In connection with such facility, Par, PRI and their affiliates have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities would be deposited into a lockbox account over which GECC would have sole operating control if there were amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of December 31, 2001, the borrowing base was approximately $19,287,000. To date, no debt is outstanding under the Loan Agreement.

LONG-TERM DEBT:
                                     December 31,      December 31,
                                         2001              2000
                                         ----              ----
                                             (In Thousands)
  Mortgage loan (a)                        $851             $893
  Other (b)                                 448              319
                                            ---              ---
                                          1,299            1,212
  Less current portion                     (239)          (1,049)
                                            ---            -----
                                         $1,060             $163
                                          =====              ===

(a) In June 2001, the Company and Urban National Bank entered into an agreement that extended the terms of the mortgage loan of which the remaining balance was originally due in May 2001. The mortgage loan extension, in the principal amount of $877,000, is to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan has a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of New York rate.
(b) Includes primarily amounts due under capital leases for computer equipment.

       At December 31, 2001, the Company's long-term debt, including the current portion, of $1,299,000 consisted primarily of a mortgage loan, secured by certain real property of the Company and outstanding balances under capital leases for computer equipment. Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $239,000 in 2002, $237,000 in 2003, $89,000 in 2004, $40,000 in 2005, $40,000 in 2006, and
$654,000 thereafter.

       During fiscal years 2001, 2000 and 1999, the Company incurred net interest expense of $442,000, $916,000 and $63,000, respectively. Interest paid approximated interest expense in each of the years.

SHAREHOLDERS' EQUITY:

  PREFERRED STOCK:
       In 1990, the Company's shareholders authorized 6,000,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion, and other rights as the Board may determine at the time of issuance. At December 31, 2001 and 2000, the Company did not have preferred stock issued and outstanding.

  COMMON STOCK:
       In August 2001, Merck KGaA and Genpharm exercised options and warrants totaling 1,420,740 shares of Common Stock. EMD, Merck KGaA and Genpharm subsequently sold their entire holdings of 13,634,012 shares of Common Stock, representing approximately 43% of the Company's total number of outstanding shares of Common Stock at the close of the transaction in September 2001, to unaffiliated institutional investors in a private placement (see "-Strategic Alliance").

  DIVIDEND:
       The Company did not pay any dividends on Common Stock in fiscal years 2001, 2000 and 1999.

 CHANGES IN SHAREHOLDERS' EQUITY:
       Changes in the Company's Common Stock and Additional Paid-in Capital accounts during fiscal years 2001 and 2000 were as follows:

                                                                  (*As Restated)
                                                                    Additional
                                                    Common Stock      Paid-In
                                              Shares     Amount       Capital
                                              ------     ------       -------
Balance, December 31, 1999                  29,562,025   $296,000    $95,503,000
  Issuance of stock options                          -          -        258,000
  Exercise of stock options                     66,990      1,000        176,000
  Compensatory arrangements                     18,120          -        205,000
                                          ------------    -------   ------------
Balance, December 31, 2000                  29,647,135    297,000     96,142,000
  Exercise of Genpharm warrants                249,700      2,000      2,095,000
  Exercise of Genpharm stock options           351,040      4,000        699,000
  Exercise of Merck KGaA stock options         820,000      8,000      1,632,000
  Exercise of stock options                    960,240      9,000      3,092,000
  Issuance of stock options                          -          -        129,000
  Compensatory arrangements                      7,074          -     11,821,000
                                           -----------    -------     ----------
Balance, December 31, 2001                  32,035,189   $320,000   $115,610,000
                                            ==========    =======    ===========

  SHARE PURCHASE RIGHTS PLAN:
       The Company's Share Purchase Rights Plan, which gave certain rights to holders of the Company's Common Stock, expired on January 19, 2000.

  EMPLOYEE STOCK PURCHASE PROGRAM:
       The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 7,074 and 18,120 shares during fiscal years 2001 and 2000, respectively. At December 31, 2001, 821,729 shares remain available for issuance and sale under the Program.

  STOCK OPTIONS:
       The following is a summary of stock option activity in each of the periods as follows:

                                                For the Years Ended December 31,
                               2001                    2000                   1999
                               ----                    ----                   ----
                                  Price Per               Price Per              Price Per
                        Shares      Share       Shares      Share      Shares      Share
                        ------      -----       ------      -----      ------      -----
Outstanding at
  beginning of year    2,196,724   $1.50 to    1,766,490   $1.50 to   1,921,635  $1.50 to
                                   $7.81                   $7.88                 $8.63
Granted                2,575,625   $7.63 to      550,439   $4.13 to     202,300  $4.81 to
                                   $36.25                  $7.38                 $7.56
Exercised               (960,240)  $1.50 to      (66,990)  $1.50 to    (221,759) $1.50 to
                                   $7.81                   $4.94                 $4.94
Canceled/Surrendered     (57,963)  $2.13 to      (53,215)  $1.50 to    (135,686) $1.50 to
                                                  ------                 -------
                                   $7.63                   $7.88                 $8.63
Outstanding at
  end of year          3,754,146   $1.50 to    2,196,724   $1.50 to   1,766,490  $1.50 to
                       =========   $36.25      =========   $7.81      =========  $7.88

       At December 31, 2001, 2000 and 1999 exercisable options amounted to 833,874, 571,150 and 337,132, respectively. The weighted average exercise prices of the options for these respective periods were $2.76, $3.82 and $3.85.

Exercise price ranges and additional information regarding the 3,754,146 options outstanding at December 31, 2001 were as follows:

       Exercise           Number       Weighted Average     Weighted Average
      Price Range       of Options      Exercise Price       Remaining Life
      -----------       ----------      --------------       --------------
    $1.50 to $4.13         727,170           $2.18              1.7 years
    $5.13 to $7.81         982,851           $6.63              8.0 years
   $24.05 to $30.55      1,930,125          $30.52              9.8 years
   $31.26 to $36.25        114,000          $34.17              9.7 years

       At the Company's annual meeting in fiscal year 2001, the shareholders approved the 2001 Performance Equity Plan (the "2001 Plan"). The 2001 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue thereafter until July 11, 2011 unless terminated sooner. The Company has reserved 2,500,000 shares of Common Stock for issuance under the 2001 Plan. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.

       In fiscal year 2000, the Company's Board adopted the 2000 Performance Equity Plan (the "2000 Plan") which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to shareholder approval. The 2000 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company or to others. The 2000 Plan became effective March 23, 2000 and will continue thereafter until March 22, 2010 unless terminated sooner. The Company has reserved 1,025,000 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% in the Company.

       In fiscal year 1998, the Company's shareholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan") pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors' Plan became effective October 28, 1997 and will continue thereafter until October 28, 2007, unless terminated sooner. Options granted under the 1997 Directors' Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors' Plan is ten years. The Company reduced the number of shares of Common Stock for issuance under the 1997 Directors' Plan to 450,000 shares. In connection with the adoption of the 1997 Directors' Plan, the 1995 Directors' Stock Option Plan was terminated.

       Under all the stock options plans, the stock option exercise price equaled the market price on the date of grant. At December 31, 2001 and 2000, options for 607,024 and 2,674,436 shares, respectively, were available for future grant under the Company's various stock option plans.

       As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock options granted at or above market value. Had the fair value method of accounting been applied to the Company's stock option grants, which requires recognition of compensation costs ratably over the vesting period of the underlying equity instruments, net income
(loss) would have been as follows:

                                             For the Years Ended December 31,
                                               (*As Restated)     (*As Restated)
                                2001               2000                1999
                                ----               ----                ----
                                              (In Thousands)
Net income (loss):
  As reported                   $53,922            $(1,651)            $(2,496)
  Pro forma                      48,785            $(2,621)            $(3,312)

Net income (loss) per share:
  As reported -Basic              $1.76              $(.06)              $(.08)
  As reported -Diluted            $1.68              $(.06)              $(.08)

  Pro forma -Basic                $1.59              $(.09)              $(.11)
  Pro forma -Diluted              $1.52              $(.09)              $(.11)

       The weighted average fair value of options granted in each of the periods was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                        For the Years Ended December 31,
                              2001                2000                  1999
                              ----                ----                  ----
Risk free interest rate         4.5%                4.8%                5.6%
Expected term                 5.2 years           5.7 years           4.0 years
Expected volatility             69.4%                68.4%              74.6%

       No dividend will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2001, 2000 and 1999 were $15.74, $3.29 and $3.72, respectively.

INCOME TAXES:


       The components of the Company's provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                    2001               2000              1999
                                    ----               ----              ----
                                                  (IN THOUSANDS)
Current income tax provision:
  Federal                          $34,807              $  -             $  -
  State                              5,723                 -                -
                                 ---------             -----            -----
                                    40,530                 -                -
                                 ---------             -----            -----

Deferred income tax benefit:
  Federal                         (16,075)                 -                -
  State                           ( 2,445)                 -                -
                                 ---------              ----             ----
                                 $  22,010               $ -              $ -
                                  ========               ===              ===

       Deferred tax assets and (liabilities) as of December 31, 2001 and 2000 are as follows:

DEFERRED TAX ASSET, NET:                                         (*AS RESTATED)
                                                DECEMBER 31,      DECEMBER 31,
                                                    2001              2000
                                                    ----              ----
                                                       (IN THOUSANDS)
DEFERRED ASSETS:
  Federal NOL carryforwards                               -          $23,021
  State NOL carryforwards                                 -            2,420
  Accounts receivable                               $32,781            4,450
  Accrued expenses                                       71              266
  Asset impairment reserve                              467              586
  Research and development expenses                     367              387
  Inventories                                         1,442              822
  Other                                                 471              596
                                                 ----------          -------
                                                     35,599           32,548
Valuation allowance                                       -          (16,103)
                                                 ----------          -------
                                                     35,599           16,445
DEFERRED LIABILITIES:
  Fixed assets                                      (1,921)           (1,837)
  Genpharm distribution agreement                   (3,322)           (4,333)
                                                 ----------          -------
Net deferred tax asset                              $30,356          $10,275
                                                 ==========          =======

       The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods as follows:

                                                For the Years Ended December 31,
                                      2001             2000              1999
                                      ----             ----              ----

Federal statutory tax rate             35%             (34%)             (34%)
State tax - net of Federal benefit      3%               2%               (3%)
Other                                   3%                -                 -
(Decrease) increase in valuation
   reserve for deferred
   tax assets                         (12%)             32%               37%
                                       ===              ---               ---
Effective tax rate                     29%                -               -
                                       ===            =====              ====

       At December 31, 2001, the Company has utilized all net operating loss carryforwards. Due to the recognition of the benefit associated with prior year net operating losses relating to employee stock options, $1,561,000 was credited to additional paid-in capital. The exercise of current year stock options resulted in a credit to additional paid-in capital of $9,984,000.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  LEASES:
       At December 31, 2001, the Company had minimum rental commitments aggregating $3,423,000 under non- cancelable operating leases expiring through fiscal year 2006. Amounts payable there under are $895,000 in 2002, $867,000 in 2003, $866,000 in 2004, $436,000 in 2005 and $359,000 in 2006. Rent expense charged to operations in fiscal years 2001, 2000 and 1999 was $611,000, $622,000 and $609,000, respectively.

  RETIREMENT PLANS:
       The Company has a defined contribution social security integrated Retirement Plan (the "Retirement Plan") that provides retirement benefits to eligible employees as defined in the Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan were no longer entitled to any employer contributions under such plan in 1996 and subsequent years. The Company also maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 15% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company's provisions for these plans and the defined benefit plan discussed below were $559,000 in fiscal year 2001, $317,000 in fiscal year 2000 and $264,000 in fiscal year 1999. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan. In September 2001, the Company made a contribution to the Retirement Savings Plan of approximately $200,000 for fiscal year 2000.

       The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. The assets of the Pension Plan are invested in mortgages and bonds.

       Net pension expense for fiscal years 2001, 2000 and 1999 included the components in the table below.

                                                For the Years Ended December 31,
                                      2001             2000              1999
                                      ----             ----              ----
                                                   (In Thousands)
Interest cost                         $132             $131              $120
Actual return on Plan assets          (405)            (132)               (1)
Recognized actuarial loss                2                3                 8
Net amortization and deferral
   asset gain (loss)                   290               23              (115)

Amortization of initial
    unrecognized
    transition obligation               51               51                51
                                        --               --                --
Net pension expense                    $70              $76               $63
                                        ==               ==                ==

       For fiscal years 2001 and 2000, the discount rate used to measure the projected benefit obligation for the Pension Plan was 6.25% and 6.75%, respectively, and the assumed long-term rate of return on plan assets was 7.00% in each period.

       The following provides a reconciliation of the Pension Plan's benefit obligation, assets and funded status.

                                                                   December 31,      December 31,
                                                                       2001              2000
                                                                       ----              ----
                                                                           (In Thousands)
Change in Benefit Obligation
       Benefit obligation at the beginning of the year                 $2,020           $2,081
       Interest cost                                                      131              131
       Actuarial loss (gain)                                               59               (8)
       Benefits paid                                                     (140)            (184)
                                                                         ----             ----

       Benefit obligation at the end of the year                       $2,070           $2,020
                                                                        =====            =====

Change in Plan Assets
       Fair value of Plan assets at the beginning of the year          $1,661           $1,593
       Actual return on assets                                            404              132
       Employer contributions                                             126              120
       Benefits paid                                                     (140)            (184)
                                                                          ---              ---
       Fair value of Plan assets at the end of the year                $2,051           $1,661
                                                                        =====            =====

Funded Status of Plan
       Under funded status                                               $(19)           $(359)
       Unrecognized net actuarial (gain) loss                              (1)             231
       Unrecognized transition obligation                                 332              383
       Adjustment for minimum liability                                  (331)            (614)
                                                                          ---              ---
       Net recorded pension liability                                    $(19)           $(359)
                                                                           ==              ===

       In accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company has recorded an additional minimum pension liability for under funded plans of $331,000 and $614,000 for fiscal years 2001 and 2000, respectively, representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to shareholders' equity. As of December 31, 2001, there was no excess minimum pension liability resulting in a charge to equity compared to $231,000 as of December 31, 2000.

  LEGAL PROCEEDINGS:
       Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction. Par intends to vigorously defend the lawsuits. At this time, it is not possible for the Company to predict the outcome of this litigation and the impact, if any, that it might have on the Company.

       Par, among others, is a defendant in three lawsuits filed in United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par intends to vigorously litigate these cases. While the outcome of litigation is never certain, Par believes that it will prevail in these litigations.

       On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with BMS over megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company immediately began shipping the product to its customers. Although the Court had disposed of all of BMS's infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortuous interference seeking an injunction and an award of compensatory and punitive damages remained. In March 2002 BMS sold the rights to the five products to Par in exchange for payments of $3,000,000 and the termination of all the Company's outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone (see -"Subsequent Events").

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

       On August 1, 2001 Alpharma USPD, Inc. filed a lawsuit in the U.S. District Court for the District of Maryland seeking a declaratory judgment that Alpharma's megestrol acetate formulation does not infringe U.S. Patent No. 6,028,065 granted to the Company and/or that the Company's patent is invalid.

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

  OTHER MATTERS:
       In December 2001, the Company committed to making an equity investment of $2,400,000 over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through December 31, 2001 the Company had invested $128,000 of its $2,400,000 commitment. At December 31, 2001, the Company held approximately 60% of the outstanding voting common stock of HighRapids and has the exclusive right to market to the pharmaceutical industry certain laboratory software currently in development. PRI's Chief Executive Officer and a director of the Company, each hold shares of HighRapids common stock (less than 1%), which were acquired prior to the Company acquiring a controlling interest in HighRapids.

       In fiscal year 2001, the Company's top four selling products accounted for approximately 70% of net sales compared to 45% and 47%, respectively, of net sales in fiscal years 2000 and 1999. Three of the products in the most recent year, fluoxetine, megestrol oral suspension and ranitidine, were not part of the top four in any of the preceding periods and accounted for approximately 45%, 16% and 4%, respectively of the Company's total 2001 net sales. The aggregate sales and gross margin generated by fluoxetine and megestrol acetate oral suspension accounted for a significant portion of the Company's overall sales and gross margin improvements in fiscal year 2001 and any reductions in pricing for these products will reduce future contributions of these products to the Company's overall financial performance. Although there can be no assurance, the Company anticipates introducing new products in fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales and gross margin from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of the top four products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

       Selected quarterly financial data for fiscal years 2001 and 2000 is unaudited and included in the table below.

                                                                 Fiscal Quarters Ended
                                         -------------------------------------------------------------------
                                         (*As Restated)    (*As Restated)   (*As Restated)
                                          March 31, 2001    June 30, 2001   Sept. 29, 2001     Dec. 31, 2001
                                          --------------    -------------   --------------     -------------
                                                                    (In Thousands)
Net sales                                     $25,704          $29,297          $127,924          $88,110
Gross margin                                    8,428           11,121            51,928           38,252

Net income                                      1,496            2,204            33,732           16,490


Net income per common share
Basic                                            $.05             $.07             $1.09             $.52

Diluted                                          $.05             $.07             $1.04             $.50

                                         (*As Reported)    (*As Reported)   (*As Reported)
Net sales                                     $25,704          $29,297           $99,724
Gross margin                                    8,428           11,121            41,563

Net income                                      1,677            2,385            26,850


Net income per common share
Basic                                            $.06             $.08              $.87

Diluted                                          $.05             $.08              $.83

                                                             Fiscal Quarters Ended
                                         -------------------------------------------------------------------
                                         (*As Restated)    (*As Restated)   (*As Restated)    (*As Restated)
                                          April 1, 2000     July 1, 2000    Sept. 30, 2000     Dec. 31, 2000
                                          -------------     ------------    --------------     -------------
                                                                    (In Thousands)
Net sales                                     $18,139          $22,714           $20,436          $23,733
Gross margin                                    3,422            6,603             5,163            7,502

Net (loss) income                              (2,277)             136                93              397


Net (loss) income
per common share - basic and diluted            $(.08)               -                 -             $.01

                                         (*As Reported)    (*As Reported)   (*As Reported)    (*As Reported)
Net sales                                     $18,139          $22,714           $20,436          $23,733
Gross margin                                    3,422            6,603             5,163            7,502

Net (loss) income                             $(2,096)            $317              $274             $576


Net (loss) income
per common share - basic and diluted            $(.07)            $.01              $.01             $.02

       Certain items in the selected quarterly financial data for fiscal years 2001 and 2000 have been restated to reflect the quarterly amortization and corresponding tax effect of the value of the exclusive United States distribution rights obtained by the Company through a strategic alliance with Merck KGaA as described in the "Restatement of Results" footnote. In addition, certain items have been restated to reflect the reversal of a price protection reserve originally recorded in the third quarter of 2001 related to the Company's fluoxetine (Prozac(R)) product launch in August 2001. The Company had intended to record the effect of the total projected price protection reserve anticipated upon competition entering the market at the end of the Company's exclusivity period in late-January 2002 over the entire exclusivity period based on its net sales in each period. Since the total projected price protection reserve is based on estimated customer inventories at the end of the exclusivity period, the accounting treatment requires that the reserve be recorded only in the periods in which that inventory would have been sold (see -"Accounts Receivable"). Therefore, the Company has restated its numbers for the third quarter 2001 and recorded the entire price protection reserve in the fourth quarter of 2001 and January 2002. The restatement of results for the third quarter of 2001 included increases in net sales for of $28,200,000, gross margin of $10,365,000 and net income of $6,882,000.

SUBSEQUENT EVENTS

       On March 15, 2002, the Company announced the termination of negotiations with International Specialty Products ("ISP") concerning the previously announced proposed purchase of the ISP FineTech fine chemical business. ISP FineTech, based in Haifa, Israel and Columbus, Ohio, specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex and valuable organic compounds for the pharmaceutical industry. The Company discontinued negotiations with ISP as a result of various events and circumstances that have occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which is subject to certain credits and offsets. As part of the termination the Company received the rights to a raw material developed by ISP FineTech under a prior agreement.

       On March 5, 2002 the Company acquired the U.S. rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000 in fiscal year 2002 and beyond. The product acquisition agreement is retroactive to January 1, 2002. To obtain the rights to the five products, Par will make total payments of $3,000,000 and agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone.

                                                                                    SCHEDULE II
                              PHARMACEUTICAL RESOURCES, INC.

                       SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Column A                                       Column B        Column C        Column           Column E
--------                                       --------        --------        ------           --------
                                                               Additions
                                             Balance at       charged to                       Balance at
                                              beginning        costs and                         end of
Description                                   of period        expenses      Deductions          period
-----------                                   ---------        --------      ----------          ------

Allowance for doubtful accounts:

  Year ended December 31, 2001                 $914,000          $84,000         -               $998,000

  Year ended December 31, 2000                 $773,000         $141,000              -          $914,000

  Year ended December 31, 1999                 $759,000          $39,000         $25,000(a)      $773,000

Allowance for returns and price adjustments:

  Year ended December 31, 2001               $3,040,000      $79,239,000     $36,109,000(b)   $46,170,000

  Year ended December 31, 2000               $1,786,000       $9,801,000      $8,547,000(b)    $3,040,000

  Year ended December 31, 1999               $1,467,000       $7,857,000      $7,538,000 (b)   $1,786,000


(a)  Write-off of uncollectible accounts.

(b)  Returns and allowances charged against allowance provided thereof.