Form 10-Q
period 2002-03-31
PHARMACEUTICAL RESOURCES INC
filed 2002-05-15
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No___



                                   32,077,163
         Number of shares of Common Stock outstanding as of May 8, 2002.

          This is page 1 of 87 pages. The exhibit index is on page 24.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                     MARCH 31,    DECEMBER 31,
                       ASSETS                          2002           2001
                       ------                          ----           ----
                                                    (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                           $77,546        $67,742
  Accounts receivable, net of allowances of
   $30,607 and $47,168                                 17,834         38,009
  Inventories                                          44,304         31,458
  Prepaid expenses and other current assets             5,555          4,156
  Deferred income tax assets                           34,578         34,485
                                                       ------         ------
   Total current assets                               179,817        175,850

Property, plant and equipment, at cost less
 accumulated depreciation and amortization             25,785         24,345

Deferred charges and other assets                       1,375          1,427

Intangible assets                                      29,184         15,304
                                                       ------         ------
   Total assets                                      $236,161       $216,926
                                                     ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                      $224           $239
  Accounts payable                                     22,860         18,007
  Payables due to distribution agreement partners      21,932         32,295
  Accrued salaries and employee benefits                3,717          2,859
  Accrued expenses and other current liabilities        5,700          4,817
  Income taxes payable                                 16,776         14,766
                                                       ------         ------
     Total current liabilities                         71,209         72,983

Long-term debt, less current portion                    1,016          1,060

Accrued pension liability                                 331            331

Deferred income tax liabilities, net                    4,077          4,129

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized
  90,000,000 shares; issued and outstanding
  32,058,332 and 32,035,189 shares                        321            320
  Additional paid-in capital                          115,954        115,610
  Retained earnings                                    43,253         22,493
                                                       ------         ------
    Total shareholders' equity                        159,528        138,423
                                                      -------        -------
    Total liabilities and shareholders' equity       $236,161       $216,926
                                                     ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                       THREE MONTHS ENDED
                                                       ------------------
                                                                  (*AS RESTATED)
                                                     MARCH 31,       MARCH 31,
                                                        2002            2001
                                                        ----            ----
Net sales                                             $80,508        $25,704
Cost of goods sold                                     41,233         17,276
                                                       ------         ------
Gross margin                                           39,275          8,428
Operating expenses:
  Research and development                              2,874          1,538
  Selling, general and administrative                   7,516          4,195
                                                        -----          -----
     Total operating expenses                          10,390          5,733
                                                       ------          -----
     Operating income                                  28,885          2,695
Settlements                                             9,051              -
Other (expense) income                                 (4,157)           319
Interest income (expense)                                 254           (220)
                                                          ---           ----
Income before provision for income taxes               34,033          2,794
Provision for income taxes                             13,273          1,298
                                                       ------          -----

NET INCOME                                             20,760          1,496

Retained earnings (accumulated deficit), beginning
  of period                                            22,493        (31,429)
                                                       ------         ------
Retained earnings (accumulated deficit), end
  of period                                           $43,253       $(29,933)
                                                       ======        =======

NET INCOME PER SHARE OF COMMON STOCK:
  BASIC                                                  $.65           $.05
                                                          ===            ===
  DILUTED                                                $.63           $.05
                                                          ===            ===

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
  BASIC                                                32,048         29,661
                                                       ======         ======
  DILUTED                                              32,868         31,235
                                                       ======         ======

*Restated as described in the Notes to Consolidated Financial Statements.












The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                                  (*AS RESTATED)
                                                     MARCH 31,       MARCH 31,
                                                        2002            2001
                                                        ----            ----
Cash flows from operating activities:
  Net income                                          $20,760         $1,496
  Adjustments to reconcile net income
   to net cash provided by (used) in operating
     activities:
   Deferred income taxes                                 (145)         1,024
   Depreciation and amortization                          930            831
   Write-off of inventories                             1,765            285
   Allowances against accounts receivable             (16,561)           566
   Settlements                                         (9,651)             -
   Tax benefit from exercise of stock options             170            188
   Other                                                    5             64
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable          36,736         (2,558)
   (Increase) decrease in inventories                 (14,611)            41
   Increase in prepaid expenses and other assets       (5,896)          (946)
   Increase (decrease) in accounts payable              4,853         (2,164)
   Decrease in payables due to distribution agreement
     partners                                         (10,363)          (303)
   Increase (decrease) in accrued expenses and other
     liabilities                                        1,741           (189)
   Increase in income taxes payable                     2,010             86
                                                        -----             --
       Net cash provided by (used in) operating
         activities                                    11,743         (1,579)

Cash flows from investing activities:
      Capital expenditures                             (2,055)          (456)
      Proceeds from sale of fixed assets                    -             17
                                                        -----             --
     Net cash used in investing activities             (2,055)          (439)

Cash flows from financing activities:
    Proceeds from issuances of Common Stock               175              5
    Net proceeds from revolving credit line                 -          2,128
    Principal payments under long-term debt and other
      borrowings                                          (59)           (85)
                                                          ---            ---
       Net cash provided by financing activities          116          2,048

Net increase in cash and cash equivalents               9,804             30
Cash and cash equivalents at beginning of period       67,742            222
                                                       ------            ---
Cash and cash equivalents at end of period            $77,546           $252
                                                       ======            ===


* RESTATED AS DESCRIBED IN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.










  The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

*restatement of results

     Certain items in the consolidated financial statements for the three-month period ended March 31, 2001 have been restated to change the manner in which the Company accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold to Merck KGaA 10,400,000 shares of its Common Stock, and entered into a distribution agreement, dated March 1998, with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. Previously, the Company accounted for the sale of the Common Stock and the distribution agreement as separate transactions. In restating its consolidated financial statements, the Company has accounted for the two agreements as a single transaction under Emerging Issues Task Force Issue ("EITF") No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received for such Common Stock, must be attributed to the distribution agreement. The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. That $6,500,000 has therefore been assigned to the distribution agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). The aggregate of $10,833,000 assigned to the distribution agreement is included in intangible assets, and beginning in the third calendar quarter of 1998 is being amortized on a straight-line basis over fifteen years as a non-cash charge included in selling, general and administrative expenses. The impact of the restatement for the three months ended March 31, 2001 is as follows:

                                                       Three Months Ended
CONSOLIDATED STATEMENTS OF                                March 31, 2001
--------------------------                          ----------------------------
OPERATIONS AND ACCUMULATED DEFICIT                  As Reported     Restated
----------------------------------                  -----------     ------------
Selling, general and administrative                       $4,014        $4,195

Net income                                                $1,677        $1,496

Accumulated deficit                                     ($27,946)     ($29,933)

Net income per share of common stock:
  Basic                                                    $0.06         $0.05
  Diluted                                                  $0.05         $0.05

BASIS OF PREPARATION:

     The accompanying consolidated financial statements at March 31, 2002 and for the three-month periods ended March 31, 2002 and March 31, 2001 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2001 was derived from the Company's audited consolidated financial statements at such date.

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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items on the consolidated financial statements for the prior year have been reclassified to conform to the current year financial statement presentation.

ACCOUNTS RECEIVABLE:
                                                        MARCH 31, DECEMBER 31,
                                                          2002        2001
                                                          ----        ----
                                                           (IN THOUSANDS)
     Accounts receivable                                $48,441     $85,177
                                                        -------     -------

     Allowances:
     Doubtful accounts                                      689         998
     Returns and allowances                               8,409       4,847
     Price adjustments                                   21,509      41,323
                                                         ------      ------
                                                         30,607      47,168
                                                         ======      ======
     Accounts receivable,
     net of allowances                                  $17,834     $38,009

     The accounts receivable amounts at March 31, 2002 and December 31, 2001 are net of provisions for customer rebates of $8,121,000 and $14,081,000, and chargebacks of $54,786,000 and $41,830,000, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. This incentive is based on a customer's volume of purchases during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. Where the provider has negotiated with the Company for a price below the normal resale price, the Company adjusts its price to the wholesaler supplying that provider accordingly. The adjustment is based on the wholesaler's actual resales to that provider.

     The accounts receivable allowances include price adjustments that consist of cash discounts, sales promotions and price protection or shelf-stock adjustments. The Company may offer price protection, or shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. To account for the fact that the price of such drugs typically will decline when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period, such plans, which are common in the industry, generally provide that the Company credit its customers with respect to the quantity remaining on the customer's shelf at the end of the exclusivity period for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product. In the Company's experience, the amount by which the price of a drug may decline at the end of an exclusivity period will depend in part on the number of additional generic manufacturers that introduce and market a comparable product. The Company estimates the amount by which prices will decline by monitoring the number and status of U.S. Food and Drug Administration ("FDA") applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit it will have to issue at the end of an exclusivity period. The Company records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period.

     The Company's exclusivity period for megestrol acetate oral suspension ended in mid-January 2002. The Company has recently learned that a generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with Bristol Myers Squibb ("BMS") pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent related to megestrol acetate. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although competitors may be taking the necessary

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

steps to enter the market, the Company believes they are less likely to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor during fiscal year 2002, despite the potential of competition. Based on these factors and the Company not experiencing any significant competition to date, the Company did not record a price protection reserve for megestrol acetate oral suspension as of March 31, 2002, but will continue evaluating the effect of potential competition and will record a price protection reserve when it deems necessary.

     The Company's exclusivity period for fluoxetine ended in late-January 2002. With respect to fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400,000, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price the Company received during the exclusivity period and the Company issued price protection credits of approximately $23,500,000 through March 31, 2002. The Company expects that the remaining price protection reserve at March 31, 2002 of approximately $10,900,000 will be sufficient and fully utilized. Accordingly, the Company's sales and gross margins generated by fluoxetine in fiscal year 2002 have been and will continue to be adversely affected in future periods. Although there can be no assurance, the Company expects to continue to introduce new products throughout fiscal year 2002 and increase sales of certain existing products to offset the loss of sales and gross margin on its fluoxetine products.

CHANGES IN SHAREHOLDERS' EQUITY:

     Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the three months ended March 31, 2002 were as follows:

                                                                  ADDITIONAL
                                                COMMON STOCK        PAID-IN
                                            SHARES       AMOUNT     CAPITAL
                                            ------       ------     -------
     Balance, December 31, 2001        32,035,189    $320,000  $115,610,000
      Exercise of stock options            22,008       1,000       117,000
      Compensatory arrangements             1,135           -       227,000
                                            -----       -----       -------
     Balance, March 31, 2002           32,058,332    $321,000  $115,954,000
                                       ==========    ========  ============

RESEARCH AND DEVELOPMENT AGREEMENT:

     The Company,  Israel  Pharmaceutical  Resources L.P. ("IPR"),  and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded approximately $788,000 for fiscal year 2001 and $170,000 for the first three months of fiscal year 2002, fulfilling their funding requirements through March 31, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

INTANGIBLE ASSETS:

     On March 5, 2002 the Company acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000. The product acquisition agreement is retroactive to January 1, 2002. To obtain the rights to the five products, the Company paid approximately $1,024,000 in March 2002 and agreed to make an additional payment of

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

approximately $1,025,000 in the first quarter of 2003. The Company also agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through a third party appraisal, the fair value of the agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlement and included in the settlement income in the first quarter of 2002. The value assigned to the agreement was included in intangible assets and will be amortized on a straight-line basis over seven years as a non-cash charge that will be included in cost of goods sold.

     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. As a result of this agreement, Par filed an Abbreviated New Drug Application ("ANDA") for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par and Par intends to vigorously defend its position in its pending litigation with Pharmacia. Pursuant to this agreement Par made payments to Breath Ltd. of $2,500,000 in fiscal year 2001 and $2,500,000 in the first quarter of fiscal year 2002, which are included in intangible assets on the consolidated balance sheets (see "-Legal Proceedings").

     In April 1999, the Company entered into an agreement with FineTech Ltd. ("FineTech") for the right to use a process for a pharmaceutical bulk active. Pursuant to this agreement, the Company paid FineTech approximately $2,000,000, included in intangible assets on the consolidated balance sheets, in fiscal years 2000 and 2001 for a completed process together with its technology transfer package and patent. The Company will pay royalties to FineTech on gross margins from sales of all products developed pursuant to this agreement.

     In January 1999, the Company entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") with Genpharm pursuant to which the Company will receive a portion of the profits generated from the sale of products sold under a separate agreement between Genpharm and an unaffiliated United States based pharmaceutical company in exchange for a non-refundable fee of $2,500,000 paid by the Company. The fee, included in intangible assets on the consolidated balance sheets, will be amortized over a projected revenue stream from the products when launched by the third party. To date there are two ANDAs for potential products covered under the Genpharm Profit Sharing Agreement awaiting FDA approval. The agreement between Genpharm and the unaffiliated third party covers 15 products that are not included in the Company's other distribution agreements with Genpharm as described below.

     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400,000 shares of the Company's Common Stock to Merck KGaA, through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.) in exchange for cash of $20,800,000 and the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement, dated March 25, 1998, with Genpharm (the "Genpharm Distribution Agreement"). The Company determined the fair value of the Common Stock sold to Merck KGaA was $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. The $6,500,000 value was assigned to the Genpharm Distribution Agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by SFAS 109. The aggregate of $10,833,000 assigned to the distribution agreement is included in intangible assets, and beginning in the third calendar quarter of 1998, is being amortized on a straight-line basis over fifteen years as a non-cash charge included in selling, general and administrative expenses.

     Under the Genpharm Distribution Agreement, the Company obtained the exclusive distribution rights within the United States and certain other United States territories to approximately 40 generic pharmaceutical products. To date, 16 of such products have obtained FDA approval and 15 are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Currently, there are eight ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of products covered by the Genpharm Distribution Agreement.

     On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3Ms'") Tambocor(R), which will be distributed by the Company under the Genpharm Distribution Agreement. Since Alphapharm was the first-to-file an ANDA and obtained Paragraph IV certification, the Company anticipates receiving up to 180 days of marketing exclusivity for the product. The Company anticipates commencing the marketing of the product in the second quarter of fiscal year 2002.

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

DISTRIBUTION AND SUPPLY AGREEMENTS:

DR. REDDY'S LABORATORIES LTD.
     In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering up to 14 generic pharmaceutical products, five of which have been filed with, and awaiting approval from, the FDA, to be marketed exclusively by Par in the United States and certain other United States territories. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine 40 mg capsules, the generic version of Eli Lilly and Company's Prozac(R), pursuant to the Reddy Development and Supply Agreement and began immediately shipping the product.

     The products covered by the Reddy Development and Supply Agreement are in addition to five products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

GENPHARM, INC.:
     The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm (see "-Intangible Assets" and "-Subsequent Events"). The products are either being developed, have been identified for development,

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

or have been submitted to the FDA for approval. Currently, there is one ANDA (tentatively approved) for a potential product covered by the Genpharm Additional Product Agreement pending with, and awaiting approval from, the FDA. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales of products included in the Genpharm Additional Product Agreement. On August 2, 2001, the Company received 180-day marketing exclusivity for fluoxetine (Prozac(R)) 10 mg and 20 mg tablets, covered under the Genpharm Additional Product Agreement and immediately began shipping the product.

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

PAYABLES DUE TO DISTRIBUTION AGREEMENT PARTNERS:
     As of March 31, 2002 and December 31, 2001, the Company had payables due to distribution agreement partners of $21,932,000 and $32,295,000, respectively.

SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par, PRI and certain subsidiaries, other than real property, and is guaranteed by PRI and certain of its subsidiaries. In connection with such facility, Par, PRI and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of March 31, 2002, the borrowing base was approximately $26,700,000. To date, no debt is outstanding under the Loan Agreement.

INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS 109, which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At March 31, 2002 and December 31, 2001, the Company had deferred income tax assets of $34,578,000 and $34,485,000, respectively, consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $4,077,000 and $4,129,000, respectively, primarily related to the Genpharm Distribution Agreement.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

EARNINGS PER SHARE:

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

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                          (*AS RESTATED)
                                                   MARCH 31, MARCH 31,
                                                     2002      2001
                                                     ----      ----
                                        (In Thousands, Except Per Share Amounts)
NET INCOME                                          $20,760     $1,496
BASIC:
Weighted average number of common
  shares outstanding                                 32,048     29,661

NET INCOME PER SHARE OF COMMON STOCK                   $.65       $.05
                                                        ===        ===
ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                                 32,048     29,661
Effect of dilutive options                              820      1,574
                                                        ---      -----
Weighted average number of common and common
   equivalent shares outstanding                     32,868     31,235

NET INCOME PER SHARE OF COMMON STOCK                   $.63       $.05
                                                        ===        ===

     The Company had outstanding options of 2,034,125 as of March 31, 2002 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the period. As of March 31, 2001, incremental shares from assumed conversions of all of the Company's outstanding options and warrants were included in the computation of diluted earnings per share.

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

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     The adoption of these new accounting standards did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

COMMITMENTS, CONTINGENCIES AND:

RETIREMENT PLANS:
     The Company has a defined contribution social security integrated retirement plan (the "Retirement Plan") which provides retirement benefits to eligible employees as defined in the Retirement Plan. The Company suspended employer contributions to the Retirement Plan effective December 30, 1996. Consequently, participants in the Retirement Plan will no longer be entitled to any employer contributions under such plan for 1996 or subsequent years. The Company also maintains a retirement savings plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of the first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. In fiscal year 1998, the Company merged the Retirement Plan into the Retirement Savings Plan.

LEGAL PROCEEDINGS:
     Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and not infringed by Par's products. Par also seeks a declaratory judgment that the extension of judgment concerning the term of one of the patents is invalid, as well as reimbursement for attorneys' fees. In addition, on February 25, 2002 the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. Par intends to vigorously defend the lawsuits. At this time, it is not possible for the Company to predict the outcome of this litigation and the impact, if any, that it might have on the Company.

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

     On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with BMS over megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company immediately began shipping the product to its customers. Although the Court had disposed of all of BMS's infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortuous interference seeking an injunction and an award of compensatory and punitive damages remained. In March 2002 BMS sold the rights to five products to Par in exchange for a payment of $2,049,000 and the termination of all the Company's outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone.

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

OTHER MATTERS:

     In December 2001, the Company committed to making an equity investment of up to $2,400,000 over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through March 31, 2002 the Company had invested $259,000 of its planned investment in HighRapids. The Company has the exclusive right to market to the pharmaceutical industry certain laboratory software currently in development. PRI's Chief Executive Officer and a director of the Company, each holds shares of HighRapids common stock (less than 1%), which were acquired prior to the Company acquiring a controlling interest in HighRapids.

     On March 15, 2002, the Company announced the termination of negotiations with International Specialty Products ("ISP") related to the purchase of the ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,268,000 in related acquisition costs, both of which were included in other expense in the first quarter of 2002. As part of the termination the Company received the rights to a raw material developed by ISP FineTech under a prior agreement. The Company subsequently purchased FineTech based in Haifa, Israel in a separate transaction in April 2002 (see "-Subsequent Events").

SUBSEQUENT EVENTS:

     In April 2002, the Company entered into an agreement with Rhodes Technologies, Inc. ("RTI"), an associated company of Purdue Pharma L.P., to establish a joint venture partnership in the United States. The new joint venture will be named SVC Pharma and will be owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI will provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI will provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par will provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies will share equally in expenses and profits. SVC Pharma has already identified several candidates for drug development. The first of these has the potential to be marketed by the Company at the end of fiscal year 2003 or early in fiscal year 2004.

     In April 2002, the Company acquired FineTech from ISP for $32,000,000. The acquisition was financed by cash-on-hand and is not expected to have a material effect on earnings in fiscal year 2002. FineTech, based in Haifa, Israel, specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. The Company has acquired the physical facilities, the intellectual property and patents of FineTech and has retained all FineTech employees. FineTech also manufactures complex synthetic active pharmaceutical

                        PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     ingredients for companies in the branded and generic pharmaceutical industries at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current good manufacturing practices (cGMP) standards. FineTech achieved revenues of approximately $6,000,000 in 2001. The Company expects to transfer a portion of FineTech's personnel and technological resources to a laboratory facility in the northeastern United States. The remaining physical assets in Haifa are valued at less than $2,000,000. FineTech will be operated as an independent, wholly owned subsidiary of PRI and will provide immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

     The Company has enjoyed a long-standing relationship with FineTech for more than seven years. Two of the Company's six potential first-to-file products, flecainide and latanoprost, resulted from the Company's relationship with FineTech. In addition, the Company and FineTech are currently collaborating on three additional products. ANDAs have already been submitted for two of these products.

     In April 2002, the Company entered into an agreement to expand its strategic product partnership with Merck KGaA. Under the terms of the new agreement, Par has licensed the exclusive rights to 11 generic pharmaceutical products currently under development and not included in any other distribution agreements between the Company and Genpharm (see "-Intangible Assets" and "-Distribution and Supply Agreements-Genpharm, Inc."). Pursuant to the agreement, Genpharm is to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Pursuant to the agreement, the Company will pay Genpharm a non-refundable fee of $2,000,000 in the second quarter of 2002 for two of the products, loratadine 10 mg tablets and mirtazapine tablets, which are tentatively approved and expected to be launched in fiscal years 2003 to 2004. In addition, the Company will be required to pay a non-refundable fee of up to $414,000 based upon FDA acceptance of filings for six of the nine remaining products.

     According to the Company's market research loratadine 10 mg tablets, the generic version of Schering-Plough's non-sedating antihistamine Claritin(R), had U.S. sales of approximately $1.8 billion in fiscal year 2001 and mirtazapine, the generic equivalent of Organon's antidepressant Remeron(R), had U.S. sales of approximately $400 million in 2001. In fiscal year 2001, the cumulative sales of the 11 branded products totaled approximately $7.8 billion. The majority of these products are expected to enter the U.S. market between 2003 and 2006.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS IN THIS FORM 10-Q MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON
COMPLETION OF EXCLUSIVITY PERIODS), (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (VI) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (VII) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATION, INCLUDING PATENT AND INFRINGEMENT CLAIMS AND (VIII) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $20,760,000 for the three-month period ended March 31, 2002 increased $19,264,000 from $1,496,000 for the three-month period ended March 31, 2001. An increase in revenues of $54,804,000, or 213%, from those realized in the first quarter of 2001 led to the significant improvement, reflecting the successful launch of new products, particularly megestrol acetate oral suspension (Megace(R) Oral Suspension) and fluoxetine (Prozac(R)) 40 mg capsules, over the prior nine months. Net sales were $80,508,000 in the first quarter of 2002 compared to net sales of $25,704,000 for the same period last year. Improved gross margins followed the sales growth, increasing to $39,275,000, or 49% of net sales, in the first quarter of fiscal year 2002, from $8,428,000, or 33% of net sales, in the same period of the prior year. The improved results included an 87% increase in research and development spending in the most recent three months to $2,874,000 from $1,538,000 for the comparable period of 2001. First quarter 2002 selling, general and administrative costs of $7,516,000 increased $3,321,000 from the corresponding period of the prior year, primarily due to additional personnel costs and marketing programs, shipping costs and legal fees associated with new product launches. Additionally, the Company recorded net settlement income of $9,051,000 in the first quarter of 2002 related to the termination of its litigation with BMS and other expense of $4,268,000 in connection with its termination of the acquisition of the ISP FineTech fine chemical business.

     In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company to 180-days of marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under the Reddy Development and Supply Agreement and fluoxetine 10 mg and 20 mg tablets covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180-days marketing exclusivity for another generic version of fluoxetine 10 mg and 20 mg capsules, which the Company also began selling following the end of the exclusivity period in the first quarter of 2002. As expected, additional generic competitors, with comparable products to all three strengths of the Company's fluoxetine, began entering the market in the first quarter of 2002, severely eroding the pricing the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Although the Company has recently learned of another generic approval for megestrol acetate oral suspension in the first quarter of 2002, to date the Company had not experienced any significant generic competition on this product (see "Notes to Consolidated Financial Statements-Accounts Receivable" ).

     Critical to sustaining the improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale (see "-Financial Condition-Liquidity and Capital Resources").

     The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers and (v) pricing and product deletions by competitors

NET SALES

     First quarter 2002 net sales of $80,508,000 increased $54,804,000, or 213%, from net sales of $25,704,000 for the corresponding period of fiscal year 2001. The sales increase was primarily due to new products introduced in the prior year, particularly fluoxetine, sold under distribution agreements with Reddy and Genpharm, and megestrol acetate oral suspension manufactured by the Company. Net sales of fluoxetine and megestrol acetate oral suspension for the first quarter of 2002 were approximately $25,870,000 and $19,401,000, respectively. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 56% and 58%, respectively, of the Company's net sales in the three month periods ended March 31, 2002 and March 31, 2001. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

     The Company's exclusivity period for megestrol acetate oral suspension ended in mid-January 2002. The Company has recently learned that a generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although competitors may be taking the necessary steps to enter the market, the Company believes they are less likely to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor during fiscal year 2002, despite the potential of competition. Based on these factors and the Company not experiencing any significant competition to date, the Company did not record a price protection reserve for megestrol acetate oral suspension as of March 31, 2002, but will continue evaluating the effect of potential competition and will record a price protection reserve when it deems necessary.

     The Company's exclusivity period for fluoxetine ended in late-January 2002. With respect to fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400,000, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price the Company received during the exclusivity period and the Company issued price protection credits of approximately $23,500,000 through March 31, 2002. The Company expects that the remaining price protection reserve at March 31, 2002 of approximately $10,900,000 will be sufficient and fully utilized. Accordingly, the Company's sales and gross margins generated by fluoxetine in fiscal year 2002 have been and will continue to be adversely affected in future periods.

     Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, including potential exclusivity periods, and (vi) the level of customer service. Although there can be no assurance, the Company anticipates introducing new products throughout fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales and gross margins from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

GROSS MARGIN

     The Company's gross margin of $39,275,000 (49% of net sales) for the first quarter of 2002 increased $30,847,000 from $8,428,000 (33% of net sales) in the corresponding period of the prior year. The gross margin improvement was achieved primarily as a result of additional contributions from sales of higher margin new products, particularly megestrol acetate oral suspension and fluoxetine, and to a lesser extent, increased sales of certain existing products.

     In the three-month period ended March 31, 2002, megestrol acetate oral suspension contributed approximately $16,088,000 to the margin improvement while fluoxetine, which is subject to profit sharing agreements with Genpharm and Reddy, contributed approximately $10,198,000 to the margin improvement. As discussed above, additional generic manufacturers have introduced and began marketing comparable fluoxetine products at the end of the Company's exclusivity period adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10mg and 20mg strengths. As a result, the Company's gross margin from fluoxetine is expected to substantially decline in future periods. The Company's gross margin for megestrol acetate oral suspension could also decline if additional manufacturers introduce and market comparable generic products.

     Inventory write-offs in the first quarter of 2002 increased to $1,765,000 from $285,000 in the first quarter of 2001. The increase was primarily attributable to the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
     For the three-month period ended March 31, 2002, the Company incurred research and development expenses of $2,874,000 compared to $1,538,000 for the corresponding period of the prior year. The increased costs were primarily attributable to the following: (i) payments to Elan Transdermal Technologies, Inc. ("Elan") related to the development of a clonidine transdermal patch and other products, (ii) payments for formulation development work performed for PRI by unaffiliated companies and (iii) higher costs for raw material and personnel. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent quarter were $323,000, net of Generics funding, compared to expenses of $285,000 for the comparable quarter of last year. The Company, IPR and Generics have an agreement pursuant to which Generics shares one-half of the costs of IPR's operating budget up to a maximum payment of $1,000,000 in any one calendar year in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement (see "Notes to Consolidated Financial Statements-Research and Development Agreements"). Annual research and development costs in fiscal year 2002 are expected to exceed the total for fiscal year 2001 by approximately 35%.

     The Company currently has five ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least four additional products during fiscal year 2002. None of the potential products described above are subject to any profit sharing arrangements.

     Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are eight ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 15 products under the Genpharm Distribution Agreement. Flecainide acetate tablets (Tambocor(R)), covered under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001. The Company anticipates commencing the marketing of the product in the second quarter of 2002 (see "Notes to Consolidated Financial Statements-Intangible Assets").

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

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative costs of $7,516,000 for the first quarter of 2002 increased $3,321,000, or 79%, from $4,195,000 in the same period of last year, however, the costs as a percentage of net sales in the respective periods decreased to 9% in 2002 from 16% in 2001. The higher dollar amount in the current quarter was primarily attributable to additional marketing programs, shipping costs and legal fees associated with new product introductions, and to a lesser extent, increased personnel costs. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with certain potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

SETTLEMENTS

     On March 5, 2002 the Company acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000. The product acquisition agreement is retroactive to January 1, 2002. To obtain the rights to the five products, the Company paid approximately $1,024,000 in March 2002 and agreed to make an additional payment of approximately $1,025,000 in the first quarter of 2003. The Company also agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through a third party appraisal, the fair value of the agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlement and included in the settlement income in the first quarter of 2002

OTHER (EXPENSE) INCOME

     Other expense of $4,157,000 in the three-month period ended March 31, 2002 includes approximately $4,268,000 incurred in connection with the termination of the acquisition of the ISP FineTech fine chemical business in March 2002. Other income of $319,000 in the three-month period ended March 31, 2001 included a payment from 3M to the Company releasing the parties from a prior product agreement (see "Notes to Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

INCOME TAXES

     The Company recorded provisions for income taxes of $13,273,000 and $1,298,000, respectively, for the three-month period ended March 31, 2002 and March 31, 2001 (see "Notes to Consolidated Financial Statements-Income Taxes").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $77,546,000 at March 31, 2002 increased $9,804,000 from $67,742,000 at December 31, 2001. A portion of the net cash generated by operations was used to fund capital projects. Working capital, which includes cash and cash equivalents increased to $108,608,000 at March 31, 2002 from $102,867,000 at December 31, 2001, primarily due to the increased net cash position and higher inventories partially offset by lower accounts receivable. The working capital ratio was 2.53x at March 31, 2002 compared to 2.41x at December 31, 2001.

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

     On March 15, 2002, the Company announced the termination of negotiations with ISP related to the purchase of the ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,268,000 in related acquisition costs, both of which were included in other expense in the first quarter of 2002. The Company subsequently acquired FineTech based in Haifa, Israel in a separate transaction with ISP in April 2002 for $32,000,000, financed by the Company's cash-on-hand (see-"Subsequent Events").

     As of March 31, 2002 the Company had payables due to distribution agreement partners of $21,932,000, related primarily to amounts due on fluoxetine pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital in the second quarter of 2002.

     In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning the date of the commencement of the development program for each product. The Company paid Elan $250,000 for products covered under this agreement in the first quarter of 2002.

     In December 2001, the Company committed to making an equity investment of up to $2,400,000 over a period of time in HighRapids. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through March 31, 2002, the Company had invested $259,000 of its $2,400,000 planned investment.

     In November 2001, the Company entered into joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005% (Xalatan(R)). Pursuant to this agreement, Par paid Breath Ltd. $2,500,000 in fiscal year 2001 and an additional $2,500,000 in the first quarter of 2002.

     In November 2001, the Company entered into a license agreement with Pentech Pharmaceuticals, Inc. ("Pentech") to market paroxetine hydrochloride capsules. Pursuant to this agreement, Par paid Pentech $200,000 in fiscal year 2001 and will pay an additional $400,000 based on the achievement of certain milestones.

     In April 2001, Par entered into a licensing agreement with Elan to market a generic clonidine transdermal patch (Catapres TTS(R)). Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167,000 in fiscal year 2001 and $500,000 in the first quarter of 2002 of a total of $2,000,000 due in monthly installments. In addition, Par will pay Elan $1,000,000 upon FDA approval of the product and a royalty on all sales of the product.

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

     The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics funded approximately $788,000 for fiscal year 2001 and $170,000 for the first three months of fiscal year 2002, fulfilling their funding requirements through March 31, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Consolidated Financial Statements-Research and Development Agreements").

     The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit with GECC, if and to the extent available (see "-Financing"). Although there can be no assurance, the Company anticipates introducing new products during fiscal year 2002 and increasing sales of certain existing products to offset the loss of sales and gross margins from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

FINANCING

     At March 31, 2002, the Company's total outstanding long-term debt, including the current portion, amounted to $1,240,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

     In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par, PRI and certain subsidiaries, other than real property, and is guaranteed by PRI and certain of its subsidiaries. In connection with such facility, Par, PRI and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of March 31, 2002, the borrowing base was approximately $26,700,000. To date, no debt is outstanding under the Loan Agreement.

SUBSEQUENT EVENTS

     In April 2002, the Company entered into an agreement with RTI, an associated company of Purdue Pharma L.P., to establish a joint venture partnership in the United States. The new joint venture will be named SVC Pharma and will be owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI will provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI will provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par will provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies will share equally in expenses and profits. SVC Pharma has already identified several candidates for drug development. The first of these has the potential to be marketed by the Company at the end of fiscal year 2003 or early in fiscal year 2004.

     In April 2002, the Company acquired FineTech from ISP for $32,000,000. The acquisition was financed by cash-on-hand and is not expected to have a material effect on earnings in fiscal year 2002. FineTech, based in Haifa, Israel, specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. The Company has acquired the physical facilities, the intellectual property and patents of FineTech and has retained all FineTech employees. FineTech also manufactures complex synthetic active pharmaceutical ingredients for companies in the branded and generic pharmaceutical industries at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current good manufacturing practices (cGMP) standards. FineTech achieved revenues of approximately $6,000,000 in 2001. The Company expects to transfer a portion of FineTech's personnel and technological resources to a laboratory facility in the northeastern United States. The remaining physical assets in Haifa are valued at less than $2,000,000. FineTech will be operated as an independent, wholly owned subsidiary of PRI and will provide immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

     The Company has enjoyed a long-standing relationship with FineTech for more than seven years. Two of the Company's six potential first-to-file products, flecainide and latanoprost, resulted from the Company's relationship with FineTech. In addition, the Company and FineTech are currently collaborating on three additional products. ANDAs have already been submitted for two of these products.

     In April 2002, the Company entered into an agreement to expand its strategic product partnership with Merck KGaA. Under the terms of the new agreement, Par has licensed the exclusive rights to 11 generic pharmaceutical products currently under development and not included in any other distribution agreements between the Company and Genpharm (see "-Intangible Assets" and "-Distribution and Supply Agreements-Genpharm, Inc."). Pursuant to the agreement, Genpharm is to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Pursuant to the agreement, the Company will pay Genpharm a non-refundable fee of $2,000,000 in the second quarter of 2002 for two of the products, loratadine 10 mg tablets and mirtazapine tablets, which are tentatively approved and expected to be launched in fiscal years 2003 to 2004. In addition, the Company will be required to pay a non-refundable fee of up to $414,000 based upon FDA acceptance of filings for six of the nine remaining products.

     According to the Company's market research loratadine 10 mg tablets, the generic version of Schering-Plough's non-sedating antihistamine Claritin(R), had U.S. sales of approximately $1.8 billion in fiscal year 2001 and mirtazapine, the generic equivalent of Organon's antidepressant Remeron(R), had U.S. sales of approximately $400 million in 2001. In fiscal year 2001, the cumulative sales of the 11 branded products totaled approximately $7.8 billion. The majority of these products are expected to enter the U.S. market between 2003 and 2006.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------  -----------------

     Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and not infringed by Par's products. Par also seeks a declaratory judgment that the extension of judgment concerning the term of one of the patents is invalid, as well as reimbursement for attorneys' fees. In addition, on February 25, 2002 the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. Par intends to vigorously defend the lawsuits. At this time, it is not possible for the Company to predict the outcome of this litigation and the impact, if any, that it might have on the Company.

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

     On July 16, 2001, the Federal Circuit Court of Appeals in Washington D.C. affirmed the Company's summary judgment victory in its patent infringement case with BMS over megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension. On July 25, 2001, the FDA granted the Company final approval for megestrol acetate oral suspension with marketing exclusivity until mid-January 2002 and the Company immediately began shipping the product to its customers. Although the Court had disposed of all of BMS's infringement issues, Par's counterclaims for patent invalidity, unfair competition and tortuous interference seeking an injunction and an award of compensatory and punitive damages remained. In March 2002 BMS sold the rights to five products to Par in exchange for a payment of $2,049,000 and the termination of all the Company's outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone.

     On August 1, 2001 Alpharma USPD, Inc. filed a lawsuit in the U.S. District Court for the District of Maryland seeking a declaratory judgment that Alpharma's megestrol acetate formulation does not infringe U.S. Patent No. 6,028,065 granted to the Company and/or that the Company's patent is invalid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

     (a)  Exhibits:

          10.1.1 1997 Directors' Stock Option Plan, as amended.

          10.18.11 Eleventh Amendment to Loan and Security Agreement, dated as of March 29, 2002, among the Company, General Electric Capital Corporation, and the other parties named therein.

     (b)  Reports on Form 8-K:

          On January 14, 2002, March 1, 2002 and March 22, 2002 the Company filed a Current Report on Form 8-K.

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



                                    PHARMACEUTICAL RESOURCES, INC.
                                    ------------------------------
                                    (Registrant)




May 15, 2002                        /s/ KENNETH I. SAWYER
                                    ---------------------
                                    Kenneth I. Sawyer
                                    CHIEF EXECUTIVE OFFICE AND CHAIRMAN OF THE
                                    BOARD OF DIRECTORS
                                    (Principal Executive Officer)




May 15, 2002                        /s/ DENNIS J. O'CONNOR
                                    ----------------------
                                    Dennis J. O'Connor
                                    VICE PRESIDENT - CHIEF FINANCIAL OFFICER
                                    AND SECRETARY
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

10.2.1      1997 Directors' Stock Option Plan, as amended.

10.18.11 Eleventh Amendment to Loan and Security Agreement, dated as of March 29, 2002, among the Company, General Electric Capital Corporation, and the other parties named therein.