Form 10-Q/A
period 2001-09-29
PHARMACEUTICAL RESOURCES INC
filed 2002-07-19
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q/A
                                 Amendment No. 3

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
     Number of shares of Common Stock outstanding as of November 7, 2001

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     (a)  Exhibits:

     10.40 License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc.*

     10.41  Development  and  Supply  Agreement,  dated as of April 17,  2001,
            between  Par  Pharmaceutical,   Inc.,  Dr.  Reddy's   Laboratories
            Limited, and Reddy-Cheminor, Inc.*

        * Exhibits 10.40 and 10.41 were previously attached to our Quarterly Report on Form 10-Q for the three months ended September 29, 2001, as amended by our Form 10-Q/A. Pursuant to a confidential treatment request filed with the Securities and Exchange Commission, certain portions of Exhibits 10.40 and 10.41 were omitted in our prior filing. The current filing reflects the Securities and Exchange Commission's decision regarding our confidential treatment request.

                                    SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                       Registrant)




July 19, 2002                          /s/ Kenneth I. Sawyer
                                       -----------------------------------------
                                       Kenneth I. Sawyer
                                       Chief Executive Officer and Chairman of
                                       the Board of Directors
                                       (Principal Executive Officer)




July 19, 2002                          /s/ Dennis J. O'Connor
                                       ---------------------------------------
                                       Dennis J. O'Connor
                                       Vice President - Chief Financial Officer
                                       and Secretary
                                       (Principal Accounting and Financial
                                        Officer)