Form 10-Q
period 2002-06-30
PHARMACEUTICAL RESOURCES INC
filed 2002-08-14
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                                   32,492,490

       Number of shares of Common Stock outstanding as of August 9, 2002.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                        JUNE 30,    DECEMBER 31,
                           Assets                        2002          2001
                           ------                     (UNAUDITED)    (AUDITED)
                                                      -----------    ---------

Current assets:
  Cash and cash equivalents                            $ 24,447      $ 67,742
  Accounts receivable, net of allowances of
   $29,787 and $47,168                                   56,980        38,009
  Inventories                                            46,017        31,458
  Prepaid expenses and other current assets               4,886         4,156
  Deferred income tax assets                             43,222        34,485
                                                       --------      --------
    Total current assets                                175,552       175,850

Property, plant and equipment, at cost less
 accumulated depreciation and amortization               27,608        24,345

Deferred charges and other assets                        12,971         8,426

Intangible assets                                        25,554         8,305

Goodwill                                                 24,626            --
                                                       --------      --------
   Total assets                                        $266,311      $216,926
                                                       ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                    $    212      $    239
  Accounts payable                                       24,211        18,007
  Payables due to distribution agreement partners        15,644        32,295
  Accrued salaries and employee benefits                  3,996         2,859
  Accrued expenses and other current liabilities          4,853         4,817
  Income taxes payable                                   34,094        14,766
                                                       --------      --------
     Total current liabilities                           83,010        72,983

Long-term debt, less current portion                        964         1,060

Accrued pension liability                                   331           331

Deferred income tax liabilities, net                      3,999         4,129

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized
   90,000,000 shares; issued and outstanding
   32,161,303 and 32,035,189 shares                         322           320
  Additional paid-in capital                            114,052       115,610
  Retained earnings                                      63,633        22,493
                                                       --------      --------
    Total shareholders' equity                          178,007       138,423
                                                       --------      --------
Total liabilities and shareholders' equity             $266,311      $216,926
                                                       ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.



                                     --2--

                                     PHARMACEUTICAL RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                (In Thousands, Except Per Share Amounts)
                                              (Unaudited)

                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                   ----------------             ---------------------
                                                             (*RESTATED)                    (*RESTATED)
                                               JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                 2002            2001           2002           2001
                                                 ----            ----           ----         ---------
Net sales                                     $ 182,263       $ 55,001       $ 101,755       $ 29,297
Cost of goods sold                               96,573         35,452          55,340         18,176
                                              ---------       --------       ---------       --------
       Gross margin                              85,690         19,549          46,415         11,121
Operating expenses:
   Research and development                       6,937          3,657           4,063          2,119
   Selling, general and administrative           16,363          8,954           8,847          4,759
                                              ---------       --------       ---------       --------
       Total operating expenses                  23,300         12,611          12,910          6,878
                                              ---------       --------       ---------       --------
       Operating income                          62,390          6,938          33,505          4,243
Settlements                                       9,051             --              --             --
Other (expense) income                           (4,380)           364            (223)            45
Interest income (expense)                           381           (442)            127           (222)
                                              ---------       --------       ---------       --------
Income before provision for income taxes         67,442          6,860          33,409          4,066
Provision for income taxes                       26,302          3,160          13,029          1,862
                                              ---------       --------       ---------       --------
NET INCOME                                       41,140          3,700          20,380          2,204
Retained earnings (accumulated deficit):
Beginning of period                              22,493        (31,429)         43,253        (29,933)
                                              ---------       --------       ---------       --------
End of period                                 $  63,633       $(27,729)      $  63,633       $(27,729)
                                              =========       ========       =========       ========

NET INCOME PER SHARE OF COMMON STOCK:
   BASIC                                      $    1.28       $    .12       $     .64       $    .07
                                              =========       ========       =========       ========
   DILUTED                                    $    1.25       $    .12       $     .62       $    .07
                                              =========       ========       =========       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   BASIC                                         32,069         29,725          32,089         29,790
                                              =========       ========       =========       ========
   DILUTED                                       32,869         31,442          32,898         31,637
                                              =========       ========       =========       ========

* Restated as described in Notes to Consolidated Financial Statements.



        The accompanying notes are an integral part of these consolidated financial statements.


                                                 --3--

                           PHARMACEUTICAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)
                                                                SIX MONTHS ENDED
                                                                            (*RESTATED)
                                                             JUNE 30,         JUNE 30,
                                                               2002            2001
                                                               ----           ------
Cash flows from operating activities:
   Net income                                                $ 41,140       $ 3,700

   Adjustments to reconcile net income to net cash
   used in operating activities:
     Deferred income taxes                                     (8,867)        1,444
     Depreciation and amortization                              2,358         1,625
     Write-off of inventories                                   2,742           466
     Allowances against accounts receivable                   (17,381)        1,819
     Settlements                                               (9,651)           --
     Tax effect from exercise of stock options                 (2,254)        1,716
     Other                                                        (23)          149

 Changes in assets and liabilities:
     Increase in accounts receivable                           (1,331)       (9,166)
     Increase in inventories                                  (17,233)       (3,101)
     Increase in prepaid expenses and other assets             (7,298)       (1,439)
     Increase (decrease) in accounts payable                    6,105        (2,027)
     Decrease in payables due to distribution agreement
       partners                                               (16,651)          (78)
     Increase (decrease) in accrued expenses and other
       liabilities                                              1,250          (151)
     Increase in income taxes payable                          19,328           101
                                                             --------       -------
       Net cash used in operating activities                   (7,766)       (4,942)
Cash flows from investing activities:
     Capital expenditures                                      (3,551)       (1,569)
     Acquisition of FineTech                                  (32,581)           --
     Proceeds from sale of fixed assets                            28            17
                                                             --------       -------
       Net cash used in investing activities                  (36,104)       (1,552)
 Cash flows from financing activities:
     Proceeds from issuances of Common Stock                      698           929
     Net proceeds from revolving credit line                       --         5,712
     Principal payments under long-term debt and other
      borrowings                                                 (123)         (134)
                                                             --------       -------
       Net cash provided by financing activities                  575         6,507

Net (decrease) increase in cash and cash equivalents          (43,295)           13
Cash and cash equivalents at beginning of period               67,742           222
                                                             --------       -------
Cash and cash equivalents at end of period                   $ 24,447       $   235
                                                             ========       =======

Supplemental disclosure of cash flow information
  Cash paid during the year for:
   Taxes                                                     $ 18,095       $   182
                                                             ========       =======
   Interest                                                  $     76       $   447
                                                             ========       =======

* Restated as described in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.



                                       --4--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

       Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates, primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

BASIS OF PREPARATION:

       The accompanying consolidated financial statements at June 30, 2002 and for the six-month and three-month periods ended June 30, 2002 and 2001 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2001 was derived from the Company's audited consolidated financial statements at such date.

       On April 17, 2002, the Company purchased a portion of International Specialty Products' ("ISP's") fine chemical business, FineTech Ltd. ("FineTech") based in Haifa, Israel. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and the consolidated financial statements include the operating results from the date of acquisition.

       Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

       Results of operations for interim periods are not necessarily indicative of those to be achieved for a full fiscal year.

RESTATEMENT OF PRIOR YEAR RESULTS

       Certain items in the consolidated financial statements for the six and three-month periods ended June 30, 2001 have been restated to change the manner in which the Company accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold to Merck KGaA 10,400,000 shares of its Common Stock, and entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998, with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. Previously, the Company accounted for the sale of the Common Stock and the distribution agreement as separate transactions. In restating its consolidated financial statements, the Company has accounted for the two agreements as a single transaction under Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF Issue 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received for such Common Stock, must be attributed to the distribution agreement. The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300,000, which exceeded the cash consideration of $20,800,000 by $6,500,000. That $6,500,000 has therefore been assigned to the Genpharm Distribution Agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability, and a corresponding increase in the financial reporting basis of the distribution agreement, of $4,333,000 to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The aggregate of $10,833,000 assigned to the Genpharm Distribution Agreement is included in intangible assets net of amortization that began in the third calendar quarter of 1998. The total value is being amortized on a straight-line basis over fifteen years and included as a non-cash charge in selling, general and administrative expenses. The impact of the restatement for the six and three-month periods ended June 30, 2001 is as follows:


                                     --5--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                               Six Months Ended                       Three Months Ended
CONSOLIDATED STATEMENTS OF                       June 30, 2001                          June 30, 2001
                                        ----------------------------------      ----------------------------------
OPERATIONS AND ACCUMULATED DEFICIT         As Reported        Restated            As Reported          Restated
                                        ----------------  ----------------      ----------------   ---------------
                                                                      (In Thousands)
Selling, general and administrative              $8,592            $8,954               $4,578            $4,759

Net income                                       $4,062            $3,700               $2,385            $2,204

Accumulated deficit                            ($25,561)         ($27,729)            ($25,561)         ($27,729)

Net income per share of common stock:
  Basic                                           $0.14             $0.12                $0.08             $0.07
  Diluted                                         $0.13             $0.12                $0.08             $0.07


ACCOUNTS RECEIVABLE:
                                                    JUNE 30,        DECEMBER 31,
                                                      2002              2001
                                                      ----              ----
                                                          (IN THOUSANDS)
       Accounts receivable                           $86,767          $85,177
                                                      ------           ------

       Allowances:
       Doubtful accounts                                 856              998
       Returns and allowances                         11,726            4,847
       Price adjustments                              17,205           41,323
                                                      ------           ------
                                                      29,787           47,168
                                                      ------           ------
       Accounts receivable,
       net of allowances                             $56,980          $38,009
                                                      ======           ======

       The accounts receivable amounts at June 30, 2002 and December 31, 2001 are net of provisions for customer rebates of $13,259,000 and $14,081,000, and chargebacks of $104,218,000 and $41,830,000, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. This incentive is based on a customer's volume of purchases during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. The increase in chargebacks is due to lower contract pricing on fluoxetine and a larger volume of sales through the Company's wholesale customers, primarily due to new product awards and trade show promotions.

       The accounts receivable allowances include price adjustments that consist of cash discounts, sales promotions and price protection or shelf-stock adjustments. The Company may offer price protection, or shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. To account for the fact that the price of such drugs typically will decline when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period, such plans, which are common in the industry, generally provide that the Company credit its customers with respect to the customer's inventory at the end of the exclusivity period for the difference between the Company's new price at the end of the exclusivity period and the price at which the Company sold the customers the product.

       The Company's exclusivity period for fluoxetine, the generic version of Eli Lilly and Company's Prozac(R), ended in late-January 2002. With respect to fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400,000, based on an estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the sales price the Company charged


                                     --6--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

during the exclusivity period. Through June 30, 2002, the Company issued price protection credits of approximately $26,200,000 and adjusted the reserve by approximately $5,800,000, which due to a profit split with a strategic partner had a favorable affect of approximately $1,160,000 on the Company's gross margins in the quarter, for price protection on the 40 mg it believes is no longer necessary. The Company expects that the remaining price protection reserve at June 30, 2002 of approximately $2,400,000 will be sufficient and fully utilized. Accordingly, sales and gross margin generated by fluoxetine in fiscal year 2002 have been and will continue to be adversely affected in future periods. The affect of gross margin declines from lower pricing on the 40 mg capsule have been offset, however, by an increase in the Company's profit sharing percentage. Although there can be no assurance, the Company expects to continue to introduce new products throughout fiscal year 2002 and to increase sales of certain existing products to offset any loss of sales and gross margin on its fluoxetine products.

       The Company's exclusivity period for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) Oral Suspension, ended in mid-January 2002. One generic competitor was granted U.S. Food and Drug Administration ("FDA") approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent related to megestrol acetate. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although competitors may be taking the necessary steps to enter the market, the Company believes they are less likely to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor for the remainder of fiscal year 2002, despite potential competition. Based on these factors and the Company not experiencing any significant price competition to date on megestrol acetate oral suspension, the Company did not record a price protection reserve for such product as of June 30, 2002, but will continue to evaluate the effect of potential competition and will record a price protection reserve when it deems necessary.

INVENTORIES:
                                                    JUNE 30,        DECEMBER 31,
                                                      2002              2002
                                                      ----              ----
                                                          (IN THOUSANDS)
       Raw materials and supplies                    $17,256          $11,574
       Work in process and finished goods             28,761           19,884
                                                      ------           ------
                                                     $46,017          $31,458
                                                      ======           ======

DEFERRED CHARGES AND OTHER ASSETS:

       In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. As a result of this agreement, Par filed an Abbreviated New Drug Application ("ANDA") for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par and Par intends to vigorously defend its position in its pending litigation with Pharmacia. Pursuant to this agreement Par made payments to Breath Ltd. of $2,500,000 in fiscal year 2001 and $2,500,000 in the first quarter of fiscal year 2002, which are included in deferred charges and other assets on the consolidated balance sheets (see "-Legal Proceedings").

       In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") to expand its strategic product partnership with Merck KGaA. Under the terms of the Genpharm 11 Product Agreement, Par has licensed the exclusive rights to 11 generic pharmaceutical products currently under development and not included in any other distribution agreements between the


                                     --7--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

Company and Genpharm (see "-Distribution Agreements-Genpharm, Inc."). Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000,000 in the second quarter of 2002, which is included in deferred charges and other assets on the consolidated balance sheets, for two of the products, loratadine 10 mg tablets and mirtazapine tablets, which are tentatively approved and expected to be marketed in fiscal years 2003 to 2004. In addition, the Company will be required to pay an additional non-refundable fee of up to $414,000 based upon FDA acceptance of filings for six of the nine remaining products.

INTANGIBLE ASSETS:

       On March 5, 2002 the Company acquired the United States rights to five products from BMS. Based on the Company's market research, these products, which include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic, are expected to generate annual net sales of approximately $10,000,000. To obtain the rights to the five products, the Company paid approximately $1,024,000 in March 2002 and agreed to make an additional payment of approximately $1,025,000 in the first quarter of 2003. The Company also agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through a third party appraisal, the fair value of the agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The value assigned to the agreement is included in intangible assets and is being amortized on a straight-line basis over seven years as a non-cash charge included in cost of goods sold.

ACQUISITION OF FINETECH:

       On March 15, 2002, the Company announced the termination of negotiations with ISP related to its purchase of the entire ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred after the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,278,000 in related acquisition costs, both of which were included in other expense in the first quarter of 2002.

       The Company subsequently purchased a portion of ISP's fine chemical business, FineTech, based in Haifa, Israel, from ISP in April 2002 for approximately $32,000,000 and $1,200,000 in related acquisition costs financed by its cash-on-hand. The Company has acquired the physical facilities, the intellectual property and patents of FineTech and has retained all FineTech employees. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also manufactures complex synthetic active pharmaceutical ingredients for companies in the branded and generic pharmaceutical industries at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current good manufacturing practices
(cGMP) standards. FineTech had revenues of approximately $6,000,000 in 2001; however, the purchase is not expected to have a material effect on the Company's earnings in fiscal year 2002. The Company expects to transfer a portion of FineTech's personnel and technological resources to a laboratory facility in the northeastern United States. FineTech will be operated as an independent, wholly owned subsidiary of PRI and will provide immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

       The purchase price for FineTech has been allocated to assets and liabilities based on management's estimates of fair value through a third party valuation firm. The following table sets forth the allocation of the purchase price (in thousands):


                                     --8--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  Current assets                                         $971
                  Property, plant and equipment                         1,045
                  Intellectual property                                 6,580
                  Goodwill                                             24,626
                                                                       ------
                    Total assets acquired                              33,222

                  Current liabilities                                      22
                                                                           --
                    Total liabilities assumed                              22
                                                                           --

                  Net assets acquired                                 $33,200
                                                                       ======

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill will not be amortized, however will be tested for impairment using a fair value approach at least annually. The intellectual property, included in intangible assets on the consolidated balance sheets, consists of trademarks, patents, product and core technology, and research contracts. The values of these intangible assets are being amortized on a straight-line basis over estimated useful lives of 6 to 10 years.

CHANGES IN SHAREHOLDERS' EQUITY:

       Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the six months ended June 30, 2002 were as follows:

                                                              ADDITIONAL
                                      COMMON STOCK             PAID-IN
                                  SHARES        AMOUNT         CAPITAL
                                  ------        ------         -------
Balance, December 31, 2001      32,035,189     $320,000     $ 115,610,000
  Exercise of stock options        122,689        2,000           594,000
  Compensatory arrangements          3,425           --        (2,152,000)
                                ----------     --------     -------------
Balance, June 30, 2002          32,161,303     $322,000     $ 114,052,000
                                ==========     ========     =============

RESEARCH AND DEVELOPMENT AGREEMENTS:

  GENERICS (UK) LTD.:

       The Company,  Israel Pharmaceutical  Resources L.P. ("IPR"), and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded approximately $788,000 for fiscal year 2001 and approximately $340,000 for the first six months of fiscal year 2002, fulfilling their funding requirements through June 30, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year.

  RHODES TECHNOLOGIES, INC.:

       In April 2002, the Company entered into an agreement with Rhodes Technologies, Inc. ("RTI"), an associated company of Purdue Pharma L.P., to establish a joint venture partnership in the United States. The new joint venture will be named SVC Pharma and will be owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI will provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI will provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par will provide development expertise in dosage formulation and will be


                                        --9--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

responsible for marketing, sales and distribution. The companies will share equally in expenses and profits. SVC Pharma has identified several candidates for drug development, the first of which has the potential to be marketed by the Company in either fiscal year 2003 or 2004. The Company expects to begin funding the first project pursuant to the agreement in the latter part of this year.

PRODUCT DEVELOPMENT AGREEMENTS:

  NORTEC DEVELOPMENT ASSOCIATES, INC.:

       In May 2002, the Company entered into an agreement with Nortec Development Associates, Inc. (a Glatt company) ("Nortec") to develop an extended release generic version of a currently marketed branded extended release pharmaceutical product, which according to the Company's market research, had sales of approximately $300 million during the last twelve months. Under the terms of the agreement, the Company obtained an exclusive license to utilize Glatt's CPS(TM) Technology in its ANDA submission for the potential product covered in the agreement. If formulation and development are successful, the ANDA for the drug will be submitted to the FDA in 2003 and will include a Paragraph IV certification. CPS(TM) Technology is Glatt's new proprietary drug delivery system for the development and production of drug pellets with controlled release properties. The Company and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product. As part of the agreement, the product selection criteria took into consideration Nortec's ability to develop difficult extended release formulations and Par's experience in patent challenge opportunities. Glatt is considered by many in the pharmaceutical industry to be a leader in fluid bed technology for the pharmaceutical and related industries. A significant percentage of currently marketed generic and branded controlled release products utilize Glatt's technology.

       In June 2002, the Company expanded its collaboration with Nortec to develop an extended release generic version of another currently marketed, branded extended release pharmaceutical product, which according to the Company's market research, had sales of approximately $150 million during the last twelve months. Under the terms of the new agreement, Par has also obtained an exclusive license to utilize Nortec/Glatt's CPS(TM) Technology in its ANDA submission for the potential product covered in the agreement. If successful in development, the Company expects to submit an ANDA to the FDA for the product in 2003. The Company and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product.

       Pursuant to these agreements with Nortec, the Company made non-refundable payments totaling $625,000, which were charged to research and development expenses in the second quarter of 2002. In addition, the Company agreed to pay a total of $1,175,000 in various installments related to the achievement of certain milestones in the development of the two potential products and $600,000 for each product on the day of the first commercial sale.

DISTRIBUTION AND SUPPLY AGREEMENTS:

  GENPHARM, INC.

       Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain other United States territories to approximately 40 generic pharmaceutical products. To date, 18 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are seven ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits on all sales of products covered by the Genpharm Distribution Agreement.

       On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3Ms'") Tambocor(R), which according to the Company's market research, had sales of approximately $110 million in 2001. In June 2002 the Company began shipping flecainide acetate, which is indicated for the prevention of paroxysmal supraventricular tochycardias (PSUT) and documented ventricular arrhythmia. Flecainide acetate is covered under the Genpharm Distribution


                                       --10--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

Agreement. The FDA awarded generic marketing exclusivity for flecainide acetate to Par through October 2002. Par's launch of flecainide acetate is under license from 3M. Under terms of the agreement, Par will pay 3M a licensing fee based on a percentage of Par's flecainide sales. The parties have also agreed to dismiss all outstanding claims in settling patent litigation between them and counter claims between the parties, thereby allowing Par to ship flecainide without risk of any future litigation from 3M.

       The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm. To date, two of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed or have been identified for development. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits on all sales made by the Company of products included in the Genpharm Additional Product Agreement.

  DR. REDDY'S LABORATORIES LTD.

       In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering up to 14 generic pharmaceutical products, three of which have been filed with, and awaiting approval from, the FDA, to be marketed exclusively by Par in the United States and certain other United States territories. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The Company will pay Reddy a percentage of the gross profits on sales of the products sold by Par in accordance with the Reddy Development and Supply Agreement. To date, three of such products have obtained FDA approval, two of which are currently being marketed by Par.

       The products covered by the Reddy Development and Supply Agreement are in addition to four products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements, the Company pays Reddy a certain percentage of the gross profits on sales of any products covered under such agreements.

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

  PAYABLES DUE TO DISTRIBUTION AGREEMENT PARTNERS:

       As of June 30, 2002 and December  31, 2001,  the Company had payables due
to  all  distribution  agreement  partners  of  approximately   $15,644,000  and
$32,295,000, respectively.

SHORT-TERM DEBT:

       In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts


                                       --11--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par, PRX and certain subsidiaries, other than real property, and is guaranteed by PRX and certain of its subsidiaries. In connection with such facility, Par, PRX and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of June 30, 2002, the borrowing base was approximately $27,000,000. To date, no debt is outstanding under the Loan Agreement.

INCOME TAXES:

       The Company accounts for income taxes in accordance with the provisions of SFAS 109, which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At June 30, 2002 and December 31, 2001, the Company had deferred income tax assets of $43,222,000 and $34,485,000, respectively, consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $3,999,000 and $4,129,000, respectively, primarily related to the Genpharm Distribution Agreement.

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

                                                   SIX MONTHS ENDED       THREE MONTHS ENDED
                                                   ----------------       ------------------
                                                           (*RESTATED)             (*RESTATED)
                                                 JUNE 30,    JUNE 30,   JUNE 30,     JUNE 30,
                                                   2002        2001       2002         2001
                                                   ----        ----       ----         ----
                                                  (In Thousands, Except Per Share Amounts)
NET INCOME                                       $41,140     $ 3,700     $20,380     $ 2,204

BASIC:
Weighted average number of common
  shares outstanding                              32,069      29,725      32,089      29,790

NET INCOME PER SHARE OF COMMON STOCK             $  1.28     $   .12     $   .64     $   .07
                                                 =======     =======     =======     =======

ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                              32,069      29,725      32,089      29,790
Effect of dilutive options                           800       1,717         809       1,847
                                                 -------     -------     -------     -------
Weighted average number of common and common
   equivalent shares outstanding                  32,869      31,442      32,898      31,637

NET INCOME PER SHARE OF COMMON STOCK             $  1.25     $   .12     $   .62     $   .07
                                                 =======     =======     =======     =======

* Restated as described in Notes to Consolidated Financial Statements.



                                            --12--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

       The Company had outstanding options of 2,361,890 and 2,163,539 at the end of the six-month and three-month periods ended June 30, 2002 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the period. As of June 30, 2002 and 2001, all incremental shares from assumed conversions of the Company's outstanding options and warrants were included in the computation of diluted earnings per share in both periods.

NEW ACCOUNTING STANDARDS:

       In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for the Company as of January 1, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS 146, but does not believe it will have a material impact on the Company's financial position, result of operations and cash flows.

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

  LEGAL PROCEEDINGS:

       Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par also seeks a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in fact discovery. Par intends to vigorously defend the lawsuit. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' prayer for injunctive relief or their claim for attorneys' fees.

         Par, among others, is a defendant in three lawsuits filed in United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par


                                     --13--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

  OTHER MATTERS:

       In December 2001, the Company committed to making an equity investment of up to $2,437,000 over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware Corporation and software developer. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through June 30, 2002 the Company had invested approximately $438,000 of its planned investment. The Company has the exclusive right to market to the pharmaceutical industry certain laboratory software currently in development by HighRapids. PRX's Chief Executive Officer and a director of the Company, each holds shares of HighRapids common stock (less than 1%), which were acquired prior to the Company acquiring its interest in HighRapids.

SUBSEQUENT EVENTS:

       In July 2002, the Company entered into an agreement with Three Rivers Pharmaceuticals ("Three Rivers") to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R), which according to the Company's market research had U.S. sales of approximately $250 million for the first six months of 2002. Ribavirin, a synthetic nucleoside analogue with antiviral activity, is indicated for the treatment of hepatitis C, a chronic condition suffered by approximately 4 million Americans. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and is currently in litigation with the patent holders. Under the terms of the agreement, Three Rivers will supply the product to Par and will be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance. According to current FDA practice, Par believes it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug. If successful, Par could introduce ribavirin in the 2003 to 2004 timeframe.















                                     --14--

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

RESULTS OF OPERATIONS

GENERAL

       The Company experienced significant sales, gross margin and net income growth in both the six and three-month periods ended June 30, 2002 when compared to the corresponding periods of the prior year. Net income of $41,140,000 for the six-month period of 2002 increased $37,440,000 from $3,700,000 for the same period of 2001. Revenue increases of $127,262,000, or 231%, from fiscal year 2001 led to the significant improvement, reflecting the continuing success of new products, particularly megestrol acetate oral suspension (Megace(R) Oral Suspension) and fluoxetine (Prozac(R)) 40 mg capsules, introduced since July 2001. Net sales were $182,263,000 in the most recent six-month period compared to net sales of $55,001,000 for the same period of last year. Improved gross margins followed the sales growth, increasing to $85,690,000, or 47% of net sales, in fiscal year 2002, from $19,549,000, or 36% of net sales, in the same period of the prior year. Results for the six months ended June 30, 2002 included increased spending of $3,280,000 on research and development and $7,409,000 on selling, general and administrative costs, primarily due to additional personnel costs and marketing programs, shipping costs and legal fees associated with new product launches. Additionally, the Company recorded net settlement income of $9,051,000 in the first quarter of 2002 related to the termination of its litigation with BMS and other expense of $4,278,000 in connection with its termination of the acquisition of the entire ISP FineTech fine chemical business. The Company subsequently purchased a portion of ISP's fine chemical business, FineTech based in Haifa, Israel, from ISP in April 2002. FineTech had revenues of approximately $6,000,000 in 2001 however; this purchase is not expected to have a material effect on the Company's earnings in fiscal year 2002.

       The Company's net income for the second quarter 2002 increased $18,176,000 to $20,380,000 compared to $2,204,000 in the second quarter of the prior year, reflecting the increased sales and gross margin growth described above. Second quarter 2002 sales and gross margins of $101,755,000 and $46,415,000 (46% of net sales), respectively, improved significantly over prior year second quarter sales and gross margins of $29,297,000 and 11,121,000 (38% of net sales). Research and development expenses of $4,063,000 for the most recent three-month period were 92% higher than $2,119,000 incurred in the same quarter of 2001. Selling, general and administrative costs of $8,847,000 in the second quarter 2002 increased $4,088,000 from the same quarter of the prior year, primarily due to increased legal, shipping, marketing and personnel costs.

       In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company to 180-days of marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing


                                     --15--
agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under the Reddy Development and Supply Agreement and fluoxetine 10 mg and 20 mg tablets covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180-days marketing exclusivity for another generic version of fluoxetine 10 mg and 20 mg capsules, which the Company also began selling following the end of the exclusivity period in the first quarter of 2002. As expected, additional generic competitors, with comparable products to all three strengths of the Company's fluoxetine, began entering the market in the first quarter of 2002, severely eroding the pricing the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Although the Company has recently learned of another generic approval for megestrol acetate oral suspension in the first quarter of 2002, to date the Company had not experienced any significant generic competition on this product (see "Notes to Consolidated Financial Statements-Accounts Receivable" ).

       Critical to sustaining the improvement in the Company's financial condition is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in its internal research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale (see "-Financial Condition-Liquidity and Capital Resources").

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

NET SALES

       Net sales of $182,263,000 for the six months ended June 30, 2002 increased $127,262,000, or 231%, from net sales of $55,001,000 for the six months ended June 30, 2001. The sales increase was primarily due to new products introduced since July of the prior year, particularly fluoxetine, sold under distribution agreements with Reddy and Genpharm, and megestrol acetate oral suspension manufactured by the Company. Net sales of fluoxetine and megestrol acetate oral suspension for the first six months of 2002 were approximately $57,052,000 and $43,715,000, respectively. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 58% and 56%, respectively, of the Company's net sales in the six-month periods ended June 30, 2002 and 2001. The Company is substantially dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

       Net sales in the second quarter of 2002 increased $72,458,000, or 247%, from net sales of $29,297,000 for the corresponding quarter of 2001, primarily due to sales of new products. The sales increase included net sales of fluoxetine and megestrol acetate oral suspension of approximately $31,182,000 and $24,314,000, respectively. Net sales of distributed products were approximately 58% of the Company's total net sales in the most recent quarter compared to approximately 54% of the total for the same quarter of last year.

      The Company's exclusivity period for fluoxetine ended in late-January 2002. With respect to fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400,000, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price the Company charged during the exclusivity period. Accordingly, the Company's sales and


                                     --16--
gross margins generated by fluoxetine in fiscal year 2002 have been and will continue to be adversely affected in future periods.

       The Company's exclusivity period for megestrol acetate oral suspension ended in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although competitors may be taking the necessary steps to enter the market, the Company believes they are less likely to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor for the remainder of fiscal year 2002, despite the potential of competition. Based on these factors and the Company not experiencing any significant competition to date, the Company did not record a price protection reserve for megestrol acetate oral suspension as of June 30, 2002, but will continue to evaluate the effect of potential competition and will record a price protection reserve when it deems necessary.

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

GROSS MARGIN

       The gross margin for the six-month period ended June 30, 2002 of $85,690,000 (47% of net sales) increased $66,141,000 from $19,549,000 (36% of net sales) in the corresponding period of the prior year. The gross margin improvement was achieved primarily as a result of additional contributions from sales of higher margin new products, particularly megestrol acetate oral suspension and fluoxetine, and to a lesser extent, increased sales of certain existing products.

       In the six-month period ended June 30, 2002, megestrol acetate oral suspension contributed approximately $35,860,000 to the margin improvement while fluoxetine, particularly the 40 mg strength, which is subject to profit sharing agreements with Reddy and Genpharm, contributed approximately $22,247,000 to the margin improvement. As discussed above, additional manufacturers of generic drugs have introduced and began marketing comparable fluoxetine products at the end of the Company's exclusivity period adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths. As a result, the Company's gross margin from fluoxetine is expected to decline in future periods. The affects of gross margin declines from lower pricing on the 40 mg capsule have been offset, however, by an increase in the Company's profit sharing percentage under an agreement with Reddy. The Company's gross margin for megestrol acetate oral suspension could also decline if additional manufacturers introduce and market comparable generic products.

       The gross margin for the second quarter of 2002 was $46,415,000 (46% of net sales) compared to $11,121,000 (38% of net sales) in the corresponding quarter of the prior year. Additional gross margin contributions from higher margin new products, particularly megestrol acetate oral suspension and fluoxetine which contributed approximately $19,772,000 and $12,049,000, respectively, generated the higher margins in the second quarter of 2002.

       Inventory write-offs amounted to $2,742,000 and $977,000 for the six-month and three-month periods ended June 30, 2002, respectively, compared to $466,000 and $181,000 in the corresponding periods of the prior year. The increases in both periods were primarily attributable to increased production to meet higher sales and inventory levels. Part of the increase in the six-month period was also due to both the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken


                                     --17--
in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT

       Research and development expenses of $6,937,000 for the six months ended June 30, 2002 increased $3,280,000, or 90%, from $3,657,000 for the corresponding period of the prior year. The increased costs were primarily attributable to additional payments of $2,631,000 for development work performed for the Company by unaffiliated companies, particularly Elan Transdermal Technologies, Inc. ("Elan"), related to the development of a clonidine transdermal patch and other products and, to a lesser extent, higher costs for personnel and the acquisition of FineTech. The Company's domestic research and development program is integrated with IPR, its research operation in Israel. Research and development expenses at IPR for the most recent six-month period were $610,000, net of Generics funding, compared to expenses of $576,000 for the comparable period of last year. Annual research and development costs in fiscal year 2002 are expected to exceed the total for fiscal year 2001 by approximately 44%.

       The Company purchased FineTech, based in Haifa, Israel, from ISP in April 2002. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also manufactures complex synthetic active pharmaceutical ingredients for companies in the branded and generic pharmaceutical industries at its manufacturing facility in Haifa, Israel. The Company expects to transfer a portion of FineTech's personnel and technological resources to a laboratory facility in the northeastern United States. FineTech will be operated as an independent, wholly owned subsidiary of PRX and will provide immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers (see "Notes to Consolidated Financial Statements-Acquisition of FineTech").

       The Company has enjoyed a long-standing relationship with FineTech for more than seven years. Two of the Company's six potential first-to-file products, flecainide acetate and latanoprost, resulted from the Company's relationship with FineTech. In addition, the Company and FineTech are currently collaborating on two additional products of which ANDAs have already been filed with the FDA .

       For the three-month period ended June 30, 2002, research and development expenses of $4,063,000 increased $1,944,000 from $2,119,000 for same three-month period of the prior year primarily due to increased outside development costs for Elan and Nortec. Research and development expenses at IPR for the most recent three months were $287,000, net of Generics funding, compared to expenses of $291,000 in the same period of the prior year.

       The Company currently has seven ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least three additional products during the remainder of fiscal year 2002. None of the potential products described above are subject to any profit sharing arrangements.

       Under the Genpharm 11 Product Agreement, Genpharm will develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Currently there are two ANDA's for potential products covered under the Genpharm 11 Product Agreement, both of which have been tentatively approved, pending with, and awaiting approval from, the FDA (see "Notes to Consolidated Financial Statements-Deferred Charges and Other Assets").

       Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are seven ANDAs for potential products (two tentatively approved) that are covered by the Genpharm Distribution
Agreement pending with, and awaiting approval from, the FDA. To date, the Company is marketing 18 products under the Genpharm Distribution Agreement. Flecainide acetate tablets (Tambocor(R)), covered under the Genpharm Distribution Agreement, received final approval from the FDA in July 2001 and the Company began marketing the product in June 2002 (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").



                                     --18--

       Genpharm and the Company share the costs of developing the products covered under the Genpharm Additional Product Agreement. To date, the Company is marketing two products under the Genpharm Additional Product Agreement (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

  SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative costs of $16,363,000 for the six months ended June 30, 2002 increased $7,409,000 from $8,954,000 in the corresponding period ended June 30, 2001, however, the costs as a percentage of net sales in the respective periods decreased to 9% in 2002 from 16% in 2001. The higher dollar amount in the current six-month period was primarily attributable to additional legal fees, marketing programs and shipping costs associated with new product introductions and higher sales volumes, and to a lesser extent, increased personnel costs. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with certain potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings").

       For the second quarter of 2002, selling, general and administrative costs of $8,847,000 (9% of net sales) increased $4,088,000 from $4,759,000 (16% of net sales) for the corresponding quarter of the prior year primarily due to higher legal, shipping, marketing and personnel expenses.

SETTLEMENTS

      On March 5, 2002 the Company acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. Based on the Company's market research, these products are expected to generate annual net sales of approximately $10,000,000. To obtain the rights to the five products, the Company paid approximately $1,024,000 in March 2002 and agreed to make an additional payment of approximately $1,025,000 in the first quarter of 2003. The Company also agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through a third party appraisal, the fair value of the agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002.

OTHER EXPENSE/INCOME

       Other expenses were $4,380,000 and $223,000 for the six-month and three-month periods ended June 30, 2002, respectively, compared to other income of $364,000 and $45,000 in the corresponding periods of 2001. Other expenses in the current six-month period included approximately $4,278,000 incurred in connection with the acquisition of the entire ISP FineTech fine chemical business in March 2002. Other expenses recorded in the second quarter of 2002 are related to the withdrawal of the Company's universal shelf registration statement during the quarter. Included in other income in fiscal year 2001 was a payment from 3M to the Company releasing the parties from a prior product agreement recorded in the first quarter of 2001.

INCOME TAXES

       The Company recorded provisions for income taxes of $26,302,000 and $3,160,000, respectively, and $13,029,000 and $1,862,000, respectively, for the six-month and three-month periods ended June 30, 2002 and 2001 based on applicable federal and state tax rates (see "Notes to Consolidated Financial Statements-Income Taxes").

CRITICAL ACCOUNTING POLICIES ESTIMATES AND RISKS

       The Company's critical accounting policies are set forth in it's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2001.




                                     --19--

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents of $24,447,000 at June 30, 2002 decreased $43,295,000 from $67,742,000 at December 31, 2001 due primarily to the Company's use of funds to finance the acquisition of FineTech and, to a lesser extent, to fund operations and capital projects. Working capital, which includes cash and cash equivalents decreased to $92,542,000 at June 30, 2002 from $102,867,000 at December 31, 2001. The working capital ratio was 2.11x at June 30, 2002 compared to 2.41x at December 31, 2001.

       The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. These types of payments are expensed as incurred and included in research and development costs. Annual research and development expenses, including payments to non-affiliated companies, are expected to total approximately $16,000,000 for fiscal year 2002.

       The Company made non-refundable payments totaling $625,000 pursuant to its agreements with Nortec entered into in the second quarter of 2002, which were  charged  to  research  and  development  expenses  during the  period.  In addition, the Company agreed to pay a total of $1,175,000 in various installments related to the achievement of certain milestones in the development of the two potential products and $600,000 for each product on the day of the first commercial sale (see-"Notes to Consolidated Financial Statements-Product Development Agreements-Nortec Development Associates, Inc.").

       On March 15, 2002, the Company announced the termination of negotiations with ISP related to the purchase of the entire ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,278,000 in related acquisition costs, both of which were included in other expense in the first quarter of 2002. The Company subsequently purchased FineTech, a portion of ISP's fine chemical business based in Haifa, Israel, from ISP in April 2002 for approximately $32,000,000 and $1,200,000 in related acquisition costs financed by its cash-on-hand (see-"Notes to Consolidated Financial Statements-Acquisition of FineTech").

       As of  June  30,  2002  the  Company  had  payables  due to  distribution agreement partners of $15,644,000, related primarily to amounts due on fluoxetine pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital in the third quarter of 2002.

       In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning on the date of the commencement of the development program for each product. The Company paid Elan $750,000 for products covered under this agreement in the first six months of 2002.

       In December 2001, the Company committed to making an equity investment of up to $2,437,000 over a period of time in HighRapids. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through June 30, 2002, the Company had invested approximately $438,000 of its planned investment (see-"Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

       In November 2001, the Company entered into joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005% (Xalatan(R)). Pursuant to this agreement, Par paid Breath Ltd. $2,500,000 in fiscal year 2001 and an additional $2,500,000 in the first quarter of 2002.



                                     --20--

       In November 2001, the Company entered into a license agreement with Pentech Pharmaceuticals, Inc. ("Pentech") to market paroxetine hydrochloride capsules. Pursuant to this agreement, Par paid Pentech $200,000 in fiscal year 2001 and will pay an additional $400,000 based on the achievement of certain milestones.

       In April 2001, Par entered into a licensing agreement with Elan to market a generic clonidine transdermal patch (Catapres TTS(R)). Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167,000 in fiscal year 2001 and $833,000 in fiscal year 2002. In addition, Par will pay Elan $1,000,000 upon FDA approval of the product and a royalty on all sales of the product.

       The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics funded approximately $788,000 for fiscal year 2001 and $340,000 for the first six months of fiscal year 2002, fulfilling their funding requirements through June 30, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Consolidated Financial Statements-Research and Development Agreements").

       The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit with GECC, if and to the extent available (see "-Financing"). Although there can be no assurance, the Company anticipates it will continue to introduce new products during fiscal year 2002 and increase sales of certain existing products to offset the loss of sales and gross margins from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements, manufacturing process improvements and cost reductions.

FINANCING

       At June 30, 2002, the Company's total outstanding long-term debt, including the current portion, amounted to $1,176,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

      In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is secured by the assets of Par, PRX and certain subsidiaries, other than real property, and is guaranteed by PRX and certain of its subsidiaries. In connection with such facility, Par, PRX and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. As of June 30, 2002, the borrowing base was approximately $27,000,000. To date, no debt is outstanding under the Loan Agreement.

SUBSEQUENT EVENTS:

       In July 2002, the Company entered into an agreement with Three Rivers Pharmaceuticals ("Three Rivers") to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R), which according to the Company's market research had U.S. sales of approximately $250 million for the first six months of 2002. Ribavirin, a synthetic nucleoside analogue with antiviral activity, is indicated for the treatment of hepatitis C, a chronic condition suffered by approximately 4 million Americans. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and


                                     --21--
is currently in litigation with the patent holders. Under the terms of the agreement, Three Rivers will supply the product to Par and will be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance. According to current FDA practice, Par believes it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug. If successful, Par could introduce ribavirin in the 2003 to 2004 timeframe.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.




























                                     --22--

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par also seeks a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in fact discovery. Par intends to vigorously defend the lawsuit. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' prayer for injunctive relief or their claim for attorneys' fees.

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

ITEM 5. OTHER INFORMATION.

       In June 2002 the Company's Board of Directors ("Board") determined it was in the best interests of the Company and its shareholders to request the withdrawal of PRX universal shelf registration statement. Since utilization of the shelf registration had become unlikely, the Board decided to recommend its withdrawal. Furthermore, PRX believes it now has adequate cash resources available for general corporate and other purposes. The $110 million registration statement on Form S-3 was originally filed with the Securities and Exchange Commission ("SEC") in December 2002. The Company filed its request for withdrawal on Form RW with the SEC on June 20, 2002.









                                     --23--

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

           11 Product Development Agreement, effective April 2002, between the Company and Genpharm, Inc. *

           SVC Pharma LP Limited Partnership Agreement dated April 2002, among the Company, UDF LP, a Delaware limited partnership, and the other parties named therein.

           Certification  by the Chief Executive  Officer  pursuant to 18 U.S.C.
           Section   1350,   as   adopted,   pursuant  to  Section  906  of  the
           Sarbanes-Oxley Act of 2002.

           Certification  by the Chief Financial  Officer  pursuant to 18 U.S.C.
           Section   1350,   as   adopted,   pursuant  to  Section  906  of  the
           Sarbanes-Oxley Act of 2002.

           * Certain portions of this exhibit have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.


       (b) Reports on Form 8-K:

           On May 2, 2002, May 7, 2002 and May 9, 2002 the Company filed a Current Report on Form 8-K.
























                                     --24--

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

                                  PHARMACEUTICAL RESOURCES, INC.
                                  ------------------------------
                                    (Registrant)




August 14, 2002                   /s/ Kenneth I. Sawyer
                                  ------------------------------------------
                                  Kenneth I. Sawyer
                                  CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                                  THE BOARD OF DIRECTORS
                                  (Principal Executive Officer)




August 14, 2002                   /s/ Dennis J. O'Connor
                                  ------------------------------------------
                                  Dennis J. O'Connor
                                  VICE PRESIDENT - CHIEF FINANCIAL OFFICER
                                  AND SECRETARY
                                  (Principal Accounting and Financial Officer)




















                                     --25--

                                  EXHIBIT INDEX

Exhibit
Number      Description                                            Page Number
-------     -----------                                            -----------
10.36       11 Product Development Agreement,
            effective April 2002, between the Company and Genpharm, Inc. *


10.37 SVC Pharma LP Limited Partnership Agreement, dated April 2002, among the Company, UDF LP., a Delaware limited partnership, and the other parties named therein.

99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification  by the Chief  Financial
            Officer pursuant to 18 U.S.C.  Section
            1350, as adopted,  pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.




* Certain portions of this exhibit have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.











                                     --26--