Form 10-Q/A
period 2002-06-30
PHARMACEUTICAL RESOURCES INC
filed 2002-10-21
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                   FORM 10-Q/A
                                 Amendment No. 1

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No ___


                                   32,492,490
       Number of shares of Common Stock outstanding as of August 9, 2002.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

     (a)  Exhibits:

          10.38 Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*

          10.39 Amendment No. 1 to the Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*

          10.40 Patent and Know How License Agreement dated June 14, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*


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

                                       PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                         (Registrant)




October 21, 2002                       /s/ Kenneth I. Sawyer
                                       ---------------------------------------
                                       Kenneth I. Sawyer
                                       Chief Executive Officer and Chairman of
                                       the Board of Directors
                                       (Principal Executive Officer)




October 21, 2002                       /s/ Dennis J. O'Connor
                                       ---------------------------------------
                                       Dennis J. O'Connor
                                       Vice President - Chief Financial
                                       Officer and Secretary
                                       (Principal Accounting and Financial
                                       Officer)

                                  EXHIBIT INDEX


    Exhibit Number           Description                          Page Number
    --------------           -----------                          -----------


        10.38 Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*

        10.39 Amendment No. 1 to the Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*

        10.40 Patent and Know How License Agreement dated June 14, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*


      * Certain portions of this exhibit have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.