Form 10-Q
period 2002-09-30
PHARMACEUTICAL RESOURCES INC
filed 2002-11-15
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No


                                   32,769,517
      Number of shares of Common Stock outstanding as of November 8, 2002.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                       SEPTEMBER       DECEMBER
                     ASSETS                            30, 2002        31, 2001
                     ------                            --------        --------

Current assets:
  Cash and cash equivalents                           $33,782          $67,742
  Accounts receivable, net of allowances of
   $41,355 and $47,168                                64,880           38,009
  Inventories                                         48,217           31,458
  Prepaid expenses and other current assets           5,686            4,156
  Deferred income tax assets                          45,171           34,485
                                                      --------         --------
    Total current assets                              197,736          175,850

Property, plant and equipment, net of
 accumulated depreciation and amortization            28,062           24,345

Other assets                                          13,618           8,426

Intangible assets, net of accumulated
amortization                                          24,787           8,305

Goodwill                                              24,643           -
                                                      --------         --------
   Total assets                                       $288,846         $216,926
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                   $207             $239
  Accounts payable                                    22,504           18,007
  Payables due to distribution agreement partners     19,251           32,295
  Accrued salaries and employee benefits              5,038            2,859
  Accrued expenses and other current liabilities      6,477            4,817
  Income taxes payable                                29,041           14,766
                                                      --------         --------
     Total current liabilities                        82,518           72,983

Long-term debt, less current portion                  922              1,060

Accrued pension liability                             331              331

Deferred income tax liabilities, net                  3,843            4,129

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share;
authorized 90,000,000 shares;
    issued and outstanding 32,703,674 and
32,035,189 shares                                     327              320
  Additional paid-in capital                          117,629          115,610
  Retained earnings                                   83,276           22,493
                                                      --------         --------
    Total shareholders' equity                        201,232          138,423
                                                      --------         --------
Total liabilities and shareholders' equity            $288,846         $216,926
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


                                     --2--

                                                   PHARMACEUTICAL RESOURCES, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                               RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                              (In Thousands, Except Per Share Amounts)
                                                             (Unaudited)

                                                         NINE MONTHS ENDED                THREE MONTHS ENDED
                                                         -----------------                ------------------
                                                                     (*RESTATED)                       (*RESTATED)
                                                      SEPT. 30,       SEPT. 29,          SEPT. 30,      SEPT. 29,
                                                        2002            2001               2002           2001
                                                        ----            ----               ----           ----
Net sales                                             $282,500       $182,925            $100,237       $127,924
Cost of goods sold                                     149,858        111,448              53,285         75,996
                                                       -------        -------             -------        -------
       Gross margin                                    132,642         71,477              46,952         51,928
Operating expenses:
   Research and development                             10,590          7,436               3,653          3,779
   Selling, general and administrative                  27,457         15,928              11,094          6,974
                                                       -------        -------             -------        -------
       Total operating expenses                         38,047         23,364              14,747         10,753
                                                       -------        -------             -------        -------
       Operating income                                 94,595         48,113              32,205         41,175
Settlements                                              9,051              -                   -              -
Other (expense) income                                  (4,492)           431                (112)            67
Interest income (expense)                                  490           (580)                109           (138)
                                                       -------        -------             -------        -------
Income before provision for income taxes                99,644         47,964              32,202         41,104
Provision for income taxes                              38,861         10,532              12,559          7,372
                                                       -------        -------             -------        -------
NET INCOME                                              60,783         37,432              19,643         33,732
Retained earnings (accumulated deficit):
Beginning of period                                     22,493        (31,429)             63,633        (27,729)
                                                       -------        -------             -------        -------
End of period                                          $83,276         $6,003             $83,276         $6,003
                                                       =======        =======             =======        =======

NET INCOME PER SHARE OF COMMON STOCK:
   BASIC                                                 $1.89          $1.24                $.60          $1.09
                                                       =======        =======             =======        =======
   DILUTED                                               $1.84          $1.17                $.59          $1.04
                                                       =======        =======             =======        =======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   BASIC                                                32,194        30,106               32,476         30,871
                                                       =======        =======             =======        =======
   DILUTED                                              32,962        31,902               33,152         32,428
                                                       =======        =======             =======        =======


* Restated as described in Notes to Consolidated Financial Statements.



                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               --3--

                                                   PHARMACEUTICAL RESOURCES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)
                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                                     (*RESTATED)
                                                                                      SEPT. 30,       SEPT. 29,
                                                                                        2002            2001
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                           $60,783        $37,432

   Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes                                                              (10,972)      (10,721)
     Depreciation and amortization                                                        3,857          2,481
     Write-off of inventories                                                             3,085          1,195
     Allowances against accounts receivable                                              (5,813)        12,987
     Settlements                                                                         (9,051)             -
     Tax effect from exercise of stock options                                             (159)        11,254
     Other                                                                                  (23)           146

 Changes in assets and liabilities:
     Increase in accounts receivable                                                    (20,802)      (103,564)
     Increase in inventories                                                            (19,776)        (4,919)
     Increase in prepaid expenses and other assets                                       (9,343)        (3,848)
     Increase in accounts payable                                                         4,398          1,143
     (Decrease) increase in payables due to distribution agreement partners             (13,044)        52,150
     Increase in accrued expenses and other current liabilities                           3,916          3,078
     Increase in income taxes payable                                                    14,275          8,693
                                                                                        -------        -------
       Net cash provided by operating activities                                          1,331          7,507
                                                                                        -------        -------
Cash flows from investing activities:
     Capital expenditures                                                                (4,736)        (2,743)
     Acquisition of FineTech, net of cash acquired                                      (32,598)             -
     Proceeds from sale of fixed assets                                                      28             19
                                                                                        -------        -------
       Net cash used in investing activities                                            (37,306)        (2,724)
                                                                                        -------        -------
 Cash flows from financing activities:
     Proceeds from issuances of Common Stock                                              2,185          7,362
     Net proceeds from revolving credit line                                                  -         (9,646)
     Principal payments under long-term debt and other borrowings                          (170)          (212)
                                                                                        -------        -------
       Net cash provided by financing activities                                          2,015        (2,496)
                                                                                        -------        -------

Net (decrease) increase in cash and cash equivalents                                    (33,960)         2,287
Cash and cash equivalents at beginning of period                                         67,742            222
                                                                                        -------        -------
Cash and cash equivalents at end of period                                              $33,782         $2,509
                                                                                        -------        -------


Supplemental disclosure of cash flow information Cash paid during the year for:
   Taxes                                                                                $35,717         $1,653
                                                                                        -------        -------
   Interest                                                                                $102           $587
                                                                                        -------        -------


* Restated as described in Notes to Consolidated Financial Statements.


                       The accompanying notes are an integral part of these consolidated financial statements.


                                                               --4--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

BASIS OF PREPARATION:

      The accompanying consolidated financial statements at September 30, 2002 and for the nine-month and three-month periods ended September 30, 2002 and September 29, 2001 are unaudited; however, in the opinion of the Company's management, such consolidated statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2001 was derived from the Company's audited consolidated financial statements at such date.

      On April 17, 2002, the Company purchased FineTech Ltd. ("FineTech"), which is based in Haifa, Israel from International Specialty Products ("ISP"). The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the accompanying consolidated financial statements include the operating results of FineTech from the date of acquisition.

      Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the accounting policies and Notes to Consolidated Financial Statements included in the Company's most recent annual financial statements.

      The results of operations for interim periods are not necessarily indicative of those that may be achieved for a full fiscal year.

RESTATEMENT OF PRIOR YEAR RESULTS

      Certain items in the consolidated financial statements for the nine and three-month periods ended September 29, 2001 have been restated due to a change in the manner the Company accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold to Merck KGaA 10,400,000 shares of its Common Stock, and entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998, with Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. The Company previously accounted for the sale of the Common Stock and the distribution agreement as separate transactions. In restating its consolidated financial statements, the Company accounted for the two transactions as a single transaction under Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF Issue 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received for such Common Stock, is attributed to the distribution agreement. Under the restatement, the Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300,000, which exceeded the cash consideration of $20,800,000 received by the Company by $6,500,000. That $6,500,000 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability of $4,333,000 and a corresponding increase in the financial reporting basis of the distribution agreement to account for the difference between the basis in the distribution agreement for financial reporting and income tax purposes as required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The aggregate value assigned to the Genpharm Distribution Agreement of $10,833,000 is being amortized on a straight-line basis over fifteen years beginning in the third quarter of fiscal 1998, and the net amount is included in intangible assets. The amortization is included as a non-cash charge in selling, general and administrative expenses.


                                     --5--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      In addition, certain items in the Company's consolidated financial statements have been restated to reflect the reversal of a price protection reserve originally recorded in the third quarter of 2001 related to the Company's fluoxetine (Prozac(R)) product launch in August 2001. The Company had intended to record the effect of the total projected price protection reserve anticipated upon competition entering the market at the end of the Company's exclusivity period in late-January 2002 over the entire exclusivity period based on its net sales in each period. However, because the total projected price protection reserve was based on customer inventories at the end of the exclusivity period, the accounting treatment requires that the entire reserve be recorded only in the periods in which the remaining inventory would have been sold. As a result, the Company restated its results for the third quarter 2001 (reversing the reserve in such quarter) and recorded the entire price protection reserve in the fourth quarter of 2001 and January 2002. The restatement related to price protection resulted in increases in net sales of $28,200,000, gross margin of $10,365,000 and net income of $6,882,000 in the third quarter of 2001.

      The impact of the restatements described above on the previously reported results for the nine and three-month periods ended September 29, 2001 were as follows:

                                                NINE MONTHS ENDED                     THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF                        SEPTEMBER 29,                          SEPTEMBER 29,
--------------------------                           2001                                   2001
                                        ----------------------------------     ----------------------------------
OPERATIONS AND RETAINED EARNINGS           REPORTED          RESTATED             REPORTED          RESTATED
--------------------------------        ----------------  ----------------     ----------------  ----------------
                                                                        (IN THOUSANDS)
Net Sales                                      $154,725          $182,925              $99,724          $127,924

Gross margin                                     61,112            71,477               41,563            51,928

Selling, general and administrative              15,385            15,928                6,793             6,974

Operating income                                 38,291            48,113               30,991            41,175

Net income                                       30,912            37,432               26,850            33,732

Retained earnings (as of Sept. 29,                1,289             6,003                1,289             6,003
2001)

Net income per share of common stock:
  Basic                                           $1.03             $1.24                $0.87             $1.09
  Diluted                                         $0.97             $1.17                $0.83             $1.04

ACCOUNTS RECEIVABLE:
                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2002            2001
                                                                                            (IN THOUSANDS)
     Accounts receivable                                                              $106,235         $85,177
                                                                                       -------          ------
     Allowances:
     Doubtful accounts                                                                   1,006             998
     Returns and allowances                                                             16,112           4,847
     Price adjustments                                                                  24,237          41,323
                                                                                       -------          ------
                                                                                        41,355          47,168
                                                                                       -------          ------
     Accounts receivable,
     net of allowances                                                                 $64,880         $38,009


      The accounts  receivable  amounts above at September 30, 2002 and December 31, 2001 are net of provisions for customer rebates of $17,822,000 and $14,081,000, and chargebacks of $102,195,000 and $41,830,000, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume.  This incentive is based on a customer's  volume of purchases made during an applicable monthly, quarterly or annual period.


                                                               --6--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. The increased chargebacks are primarily due to lower contract pricing on fluoxetine and a larger volume of sales through the Company's wholesale customers, primarily due to new product awards and trade show promotions.

      The accounts receivable allowances include price adjustments that consist of cash discounts, sales promotions and price protection or shelf-stock adjustments. The Company generally offers price protection, also known as shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. Price protection accounts for the fact that the price of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period. Such plans, which are common in the Company's industry, generally provide for a credit to customers with respect to the customer's remaining inventory at the end of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product.

      The Company's exclusivity period for fluoxetine, the generic version of Eli Lilly and Company's Prozac(R), ended in late-January 2002. With respect tO fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400,000, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine substantially declined from the sales price the Company charged during the exclusivity period. Through September 30, 2002, the Company issued price protection credits of approximately $27,400,000 and reduced the reserve by approximately $5,800,000 for price protection on the 40 mg that was no longer necessary. Pursuant to a distribution agreement with a strategic partner, the reduction of the reserve had a favorable impact on the Company's gross margin of approximately $1,160,000 in the second quarter of 2002. The Company expects that the remaining price protection reserve of approximately $1,200,000 at September 30, 2002 will be sufficient.

      The Company's exclusivity period for megestrol acetate oral suspension, the generic version of Bristol Myers Squibb's ("BMS") Megace(R) OraL Suspension, ended in mid-January 2002. One generic competitor was granted U.S. Food and Drug Administration ("FDA") approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent related to megestrol acetate. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Based on these factors, the Company did not record a price protection reserve for such product as of September 30, 2002. The Company will continue to evaluate the effect of potential competition and will record a price protection reserve when it deems necessary.

INVENTORIES:
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                     2002             2001
                                                     ----             ----
                                                         (IN THOUSANDS)
     Raw materials and supplies                     $15,377         $11,574
     Work in process and finished goods              32,840          19,884
                                                     ------          ------
                                                    $48,217         $31,458
                                                     ======          ======


                                     --7--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

OTHER ASSETS:

      Included in other assets are amounts paid for contractual rights acquired by the Company to a process, product or other legal right that has multiple or alternative future uses which support its realizability. These values are capitalized and amortized over the period in which the related cash flows are generated. All costs that are capitalized are subject to periodic impairment testing.

      In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucomA medication. As a result of this agreement, Par filed an Abbreviated New Drug Application ("ANDA") for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par. Par intends to vigorously defend its position in the pending litigation with Pharmacia. Pursuant to this agreement, Par made payments of $2,500,000 in fiscal year 2001 and $2,500,000 in the first quarter of fiscal year 2002 to Breath Ltd., which are included in other assets on the consolidated balance sheets (see "-Legal Proceedings").

      In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000,000 in fiscal years 2000 and 2001, which is included in other assets on the consolidated balance sheets, for a completed process together with its technology transfer package and patent. The Company will pay royalties to FineTech on gross margins from sales of all products developed pursuant to this agreement.

      In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") to expand its strategic product partnership with Merck KGaA. Under the terms of the Genpharm 11 Product Agreement, Par has licensed the exclusive rights to 11 generic pharmaceutical products currently under development and not included in any other distribution agreements between the Company and Genpharm (see "-Distribution Agreements-Genpharm, Inc."). Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000,000 in the second quarter of 2002, which is included in other assets on the consolidated balance sheets, for two of the products, loratadine 10 mg tablets and mirtazapine tablets, which have been tentatively approved by the FDA and are expected to be marketed in fiscal years 2003 to 2004. In addition, the Company will be required to pay an additional non-refundable fee of up to $414,000 based upon FDA acceptance of filings for six of the nine remaining products.

INTANGIBLE ASSETS:
                                                      SEPTEMBER 30,DECEMBER 31,
                                                          2002        2001
                                                            (IN THOUSANDS)
     BMS Asset Purchase Agreement, net of
         accumulated amortization of $975                $10,725           -
     Genpharm Distribution Agreement, net of
         accumulated amortization of
         $3,070 and $2,528                                 7,763       8,305
     Intellectual property, net of
         accumulated amortization o f$281                  6,299           -
                                                          ------       -----
                                                         $24,787      $8,305
                                                          ======       =====

      Intangible assets include the estimated fair values of certain distribution rights of the Company to certain products of third parties and the intellectual property acquired with the acquisition of FineTech (see "-Acquisition of FineTech"). The values of the distribution rights are capitalized and amortized on a straight-line basis over the products estimated useful lives of 7 to 15 years. The values of the intellectual property, consisting of trademarks, patents, product and core technology, and research contracts, are amortized on a straight-line basis over their estimated useful lives of 6 to 10 years.

                                     --8--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      On March 5, 2002 the Company entered into an agreement with BMS (the "BMS Asset Purchase Agreement") and acquired the United States rights to five of BMS's brand products including the antihypertensives Capoten(R) anD Capozide(R), the cholesterol-lowering medications Questran(R) and QuestRan Light(R), and Sumycin(R), an antibiotic. Pursuant to the BMS Asset PurchAse Agreement, the Company paid approximately $1,024,000 in March 2002, agreed to make an additional payment of approximately $1,025,000 in the first quarter of 2003, and terminated its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through an independent third party appraisal, the fair value of the BMS Asset Purchase Agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the BMS Asset Purchase Agreement is amortized on a straight-line basis over seven years beginning in March 2002, and the net amount is included in intangible assets. The amortization is included as a non-cash charge in cost of goods sold.

      The Company recorded amortization expense related to intangible assets of $1,798,000 and $767,000, respectively, for the nine and three-month periods ended September 30, 2002. Annual amortization expense related to these intangible assets in each of the next five years is expected to be $3,070,000 per year.

ACQUISITION OF FINETECH:

      On March 15, 2002, the Company announced the termination of negotiations with ISP related to the Company's purchase of the entire ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred after the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,254,000 in related acquisition costs, both of which are included in other expense in fiscal year 2002.

      The Company subsequently purchased FineTech, based in Haifa, Israel, from ISP in April 2002 for approximately $32,000,000 and $1,217,000 in related acquisition costs financed by its cash-on-hand. The Company acquired the physical facilities, intellectual property and patents of FineTech and retained all of FineTech employees. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also manufactures complex synthetic active pharmaceutical ingredients for companies in the branded and generic pharmaceutical industries at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current good manufacturing practices (cGMP) standards. FineTech had revenues of approximately $6,000,000 in fiscal year 2001; however, the purchase is not expected to have a material effect on the Company's earnings in fiscal year 2002. The Company expects to transfer a portion of FineTech's personnel and technological resources to a laboratory facility in the northeastern United States. FineTech is operated as an independent, wholly-owned subsidiary of PRX and will provide immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

      The purchase price for FineTech has been allocated to assets and liabilities based on management's estimates of fair value through an independent third party valuation firm. The following table sets forth the allocation of the purchase price (in thousands):

            Current assets                                $971
            Property, plant and equipment                1,045
            Intellectual property                        6,580
            Goodwill                                    24,643
                                                        ------
              Total assets acquired                     33,239

            Current liabilities                             22
                                                            --
              Total liabilities assumed                     22
                                                            --

            Net assets acquired                        $33,217
                                                        ======


                                     --9--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the goodwill will not be amortized, but will be tested for impairment using a fair value approach at least annually.

CHANGES IN SHAREHOLDERS' EQUITY:

      Changes in the Company's Common Stock and additional paid-in capital accounts during the nine months ended September 30, 2002 were as follows:

                                                                                ADDITIONAL
                                                   COMMON STOCK                  PAID-IN
                                            SHARES              AMOUNT           CAPITAL
                                            ------              ------           -------
     Balance, December 31, 2001          32,035,189            $320,000        $115,610,000
      Exercise of stock options             662,546               7,000           2,020,000
      Compensatory arrangements               5,939              -                   (1,000)

     Balance, September 30, 2002         32,703,674            $327,000        $117,629,000
                                         ==========            ========        ============

RESEARCH AND DEVELOPMENT VENTURES:

      The Company is committed to developing new products that have limited competition and longer product life cycles. To augment its internal development program, the Company seeks to enter into research and development ventures where it can share development costs while using the expertise of its partners. As of September 30, 2002, the Company had entered into the following research and development ventures.

  RHODES TECHNOLOGIES, INC.:
      In April 2002, the Company entered into an agreement with Rhodes Technologies, Inc. ("RTI"), an affiliated company of Purdue Pharma L.P., to establish a joint venture partnership in the United States. The new joint venture will be named SVC Pharma and will be owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI will provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI will provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par will provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies will share equally in expenses and profits. SVC Pharma has identified several candidates for drug development, the first of which has the potential to be marketed by the Company in fiscal year 2004. The Company expects to begin funding the first project pursuant to the agreement in the fourth quarter of fiscal year 2002. The Company will account for the expenses of SVC Pharma as a joint venture and will charge its portion of those expenses to research and development as incurred.

  GENERICS (UK) LTD.:
      The Company,  Israel  Pharmaceutical  Resources L.P. ("IPR"), and Generics
(UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid. The Development Agreement has an initial term of five years and automatically renews for additional periods of one year subject to earlier termination upon six months' notice in certain circumstances. Pursuant to the Development Agreement, Generics funded $788,000 for fiscal year 2001 and $577,000 for the first nine months of fiscal year 2002, fulfilling their funding requirements through September 30, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year. The expenses of IPR are included in research and development as incurred, net of the funding from Generics.


                                     --10--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

PRODUCT DEVELOPMENT AGREEMENTS:

      In addition to research and development ventures, the Company seeks to enter into other development agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development. Amounts related to contractual rights acquired by the Company to products which have not yet been approved by the FDA where the Company has no alternative future use for the product, are expensed as research and development costs. Similarly, funding by the Company of the research and development efforts of others are charged to research and development expense. In fiscal year 2002, the Company entered into the following product development agreements it believes are significant.

  THREE RIVERS PHARMACEUTICALS, LLC.
      In July 2002, the Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") entered into a license and distribution agreement, which was amended in October 2002, (the "Three Rivers Distribution Agreement") to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Ribavirin, a synthetic nucleoside analogue witH antiviral activity, is indicated for the treatment of hepatitis C, a chronic condition suffered by approximately 4 million Americans. Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Upon FDA approval and final marketing clearance, Par will have the exclusive right to sell the product in non-hospital markets and will be required to pay Three
Rivers a percentage of the gross profits as defined in the agreement. In addition, the Company paid Three Rivers $1,000,000 in November 2002 and agreed to pay Three Rivers $500,000 at such time Par commercially launches the product. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and is currently in litigation with the patent holders. According to current FDA practice, Par believes it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug. If successful, Par could introduce ribavirin in the 2003 to 2004 timeframe.

  NORTEC DEVELOPMENT ASSOCIATES, INC.:
      In May 2002, the Company entered into an agreement with Nortec Development Associates, Inc. (a Glatt company) ("Nortec") to develop an extended release generic version of a currently marketed branded extended release pharmaceutical product. Under the terms of the agreement, the Company obtained the right to utilize Nortec/Glatt's CPS(TM) Technology in iTs ANDA submission for the potential product covered in the agreement. If formulation and development are successful, the ANDA for the drug will be submitted to the FDA in 2003 and will include a Paragraph IV certification. CPS(TM) Technology is Glatt's new proprietary drug delivery system for tHe development and production of drug pellets with controlled release properties. The Company and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product.

      In June 2002, the Company expanded its collaboration with Nortec to develop an extended release generic version of another currently marketed, branded extended release pharmaceutical product. Under the terms of the new agreement, Par also obtained the right to utilize Nortec/Glatt's CPS(TM)
Technology in its ANDA submission for the potential product covered in the agreement. If successful in development, the Company expects to submit an ANDA to the FDA for the product in 2003. The Company and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product.

      Pursuant to these agreements with Nortec, the Company made non-refundable payments totaling $1,000,000, which was charged to research and development expenses in fiscal year 2002. In addition, the Company agreed to pay a total of $800,000 in various installments related to the achievement of certain milestones in the development of the two potential products and $600,000 for each product on the day of the first commercial sale. In addition to these payments, the Company agreed to pay Nortec a royalty on net sales of the products, as defined in the agreements.


                                     --11--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

DISTRIBUTION AND SUPPLY AGREEMENTS:

      A significant portion of the Company's product line is made up of distributed products, which consist of products manufactured under contract and licensed products, sold through various distribution agreements with its strategic partners. The Company's significant distribution and supply agreements as of September 30, 2002, include the following agreements.

  DR. REDDY'S LABORATORIES LTD.
      In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering up to 14 generic pharmaceutical products, three of which have been filed with, and are awaiting approval from, the FDA, to be marketed exclusively by Par in the United States and certain other United States territories. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. To date, three of such products have obtained FDA approval, two of which are currently being marketed by Par. The products covered by the Reddy Development and Supply Agreement are in addition to four products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements with Reddy, the Company pays Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of all products covered under such agreements.

  GENPHARM, INC.
      Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain other United States territories to approximately 40 generic pharmaceutical products. To date, 18 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are seven ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered by the Genpharm Distribution Agreement.

      On July 31, 2001, Alphapharm Pty Ltd. ("Alphapharm"), an Australian subsidiary of Merck KGaA, was granted final approval by the FDA for flecainide acetate tablets, the generic version of Minnesota Mining and Manufacturing Companys' ("3Ms'") Tambocor(R). In June 2002, the Company begaN shipping flecainide acetate, covered under the Genpharm Distribution Agreement, which is indicated for the prevention of paroxysmal supraventricular tochycardias (PSUT) and documented ventricular arrhythmia. Although the FDA awarded generic marketing exclusivity for flecainide acetate to Par through October 2002, Par's launch of flecainide acetate is under license from 3M. Under the terms of an agreement with 3M, Par will pay a licensing fee to 3M based on a percentage of Par's flecainide sales. The parties have also agreed to dismiss all outstanding claims in settling patent litigation between them and counter claims between the parties, thereby allowing Par to ship flecainide without risk of any future litigation from 3M.

      The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm. To date, two of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed or have been identified for development. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company will pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales made by the Company of products included in the Genpharm Additional Product Agreement.

                                     --12--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      Under the Genpharm 11 Product Agreement, Genpharm will develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement.
Currently there are three ANDA's for potential products covered under the Genpharm 11 Product Agreement, two of which have been tentatively approved, pending with, and awaiting approval from, the FDA.

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

SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of September 30, 2002, the borrowing base was approximately $27,000,000. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of Par, PRX and certain subsidiaries, other than real property, and is guaranteed by PRX and certain of its subsidiaries. In connection with such facility, Par, PRX and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In November 2002, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. To date, no debt is outstanding under the Loan Agreement.

INCOME TAXES:

      The Company accounts for income taxes in accordance with the provisions of SFAS 109, which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At September 30, 2002 and December 31, 2001, the Company had deferred income tax assets of $45,171,000 and $34,485,000, respectively, consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $3,843,000 and $4,129,000, respectively, primarily related to the Genpharm Distribution Agreement. The increase in the deferred tax asset is primarily due to an increase in the Company's provision for chargebacks (see "-Accounts Receivable").


                                     --13--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

                                                           NINE MONTHS ENDED              THREE MONTHS ENDED
                                                           -----------------              ------------------
                                                                     (*RESTATED)                       (*RESTATED)
                                                        SEPT. 30,      SEPT. 29,         SEPT. 30,      SEPT. 29,
                                                          2002           2001              2002           2001
                                                          ----           ----              ----           ----
                                                                (In Thousands, Except Per Share Amounts)
NET INCOME                                               $60,783         $37,432          $19,643        $33,732

BASIC:
Weighted average number of common
  shares outstanding                                      32,194          30,106           32,476         30,871

NET INCOME PER SHARE OF COMMON STOCK                       $1.89           $1.24             $.60          $1.09
                                                         =======         =======          =======        =======

ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                                      32,194          30,106           32,476         30,871
Effect of dilutive options                                   768           1,796              676          1,557
                                                         -------         -------          -------        -------
Weighted average number of common and common
   equivalent shares outstanding                          32,962          31,902           33,152         32,428

NET INCOME PER SHARE OF COMMON STOCK                       $1.84           $1.17             $.59          $1.04
                                                         =======         =======          =======        =======

* Restated as described in Notes to Consolidated Financial Statements.

      The Company had outstanding options of 2,107,958 and 2,088,828 at the end of the nine-month and three-month periods ended September 30, 2002 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock for such period. As of September 29, 2001, none of the Company's outstanding options and warrants was excluded from the computation of diluted earnings per share due to their exercise price. As of September 30, 2002 and 2001, all incremental shares from assumed conversions of the Company's outstanding options and warrants in the three and nine-month periods were included in the computation of diluted earnings per share.

NEW ACCOUNTING STANDARDS:

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for the Company as of January 1, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS 146, but does not believe it will have a material impact on the Company's financial position, result of operations or cash flows.

                                     --14--

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  COMMITMENTS:
      In December 2001, Par entered into an agreement with Elan Transdermal Technologies, Inc. ("Elan") to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning on the date of the commencement of the development program for each product. The Company paid Elan $1,000,000, which was charged to research and development expenses, for products covered under this agreement in the first nine months of 2002. In addition, the Company has commitments under other product research and development, distribution and supply agreements, which are described elsewhere in this Form 10-Q.

  LEGAL PROCEEDINGS:
      Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par also seeks a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in fact discovery. Par intends to vigorously defend the lawsuit. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' motion for injunctive relief or their claim for attorneys' fees.

      Par, among others, is a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par intends to vigorously defend these cases. While the outcome of litigation is never certain, Par believes that it will prevail in these litigations.

      On August 1, 2001 Alpharma USPD, Inc. ("Alpharma"") filed a lawsuit in the U.S. District Court for the District of Maryland seeking a declaratory judgment that Alpharma's megestrol acetate formulation does not infringe U.S. Patent No. 6,028,065 (the `065 patent) granted to the Company and/or that the `065 patent is invalid. The Company moved to dismiss Alpharma's declaratory judgment complaint on the grounds that the court lacked subject matter jurisdiction, and the Maryland court granted the Company's motion. On February 7, 2002 the Company commenced a lawsuit against Alpharma in the U.S. District Court for the Southern District of New York for infringement of the `065 patent and U.S. Patent No. 6,268,356 B1 granted to the Company. Alpharma filed a counterclaim in that action for a declaration that its megestrol acetate formulation does not infringe the Company's patents and/or that the asserted patents are invalid. One of Alpharma's invalidity challenges is based on its alleged earlier invention of the subject matter described and claimed in the Company's asserted patents. Both the Company and Alpharma seek payment of their attorneys' fees in the lawsuit. The parties currently are engaged in discovery in that matter. While the outcome of litigation is uncertain, the Company believes its position in the litigation is strong based, among other things, on the findings of the Patent Office Board of Appeals and Interferences in its October 18, 2002 decision in the interference proceeding involving the Company and Alpharma (see "-Subsequent Events"). Alpharma currently does not have FDA approval to sell its megestrol


                                     --15--
acetate formulation and is not currently marketing a megestrol acetate oral suspension.

      The Company is involved in certain other litigation matters, including product liability and patent actions, as well as actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend these actions.

  OTHER MATTERS:
      In December 2001, the Company made the first installment of a total agreed equity investment of up to $2,437,000 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware Corporation and software developer and owner of patented rights to an artificial intelligence generator. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through September 30, 2002 the Company had invested $591,000 in High Rapids. The remainder of the investment is subject to the Company's ongoing evaluation of HighRapids operations. Due to HighRapids current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment was expensed as incurred and included in other expense on the consolidated statements of operations. The Company has the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development by HighRapids. PRX's Chief Executive Officer and a director of the Company, each holds shares of HighRapids common stock (less than 1%), which were acquired prior to the Company acquiring its interest in HighRapids.

SUBSEQUENT EVENTS:
      The Company has prevailed against Alpharma in an interference proceeding before the United States Patent and Trademark Office concerning the Company's patents and applications relating to megestrol acetate oral suspension formulations. The decision was issued on October 18, 2002 by a three-judge panel of the Patent Office Board of Patent Appeals and Interferences. In the interference proceeding, Alpharma was alleging earlier invention of subject matter described and claimed in the Company's issued U.S. Patent Nos. 6,028,065, and 6,268,356 and related patent application. The interference was declared earlier this year based on a competing patent application filed by Alpharma. The Patent Office Board determined that the Company had priority of the invention over Alpharma. The Company's patents relating to its megestrol acetate formulation remain valid and in force. On February 7, 2002, the Company commenced a lawsuit against Alpharma for infringement of the Company's patents in the United States District Court for the Southern District of New York.

      In November 2001, the FDA granted Genpharm, a strategic partner of the Company, 180 days' marketing co-exclusivity for 10 mg and 20 mg doses of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R). The exclusivity allowed only Genpharm and/or Andrx Corporation ("Andrx") to enter the market during the exclusivity period. Under a profit sharing agreement with Genpharm, the Company was entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole. The timing and value of the arrangement depended on the final outcome of litigation between Genpharm and Astra, among other factors.

     In November 2002, the Company announced that Genpharm and Andrx in conjunction with KUDCo, a subsidiary of Schwarz Pharma AG of Germany, had relinquished its exclusivity rights for 10 mg and 20 mg doses of omeprazole allowing KUDCo to enter the market with a generic version of Prilosec(R). As a result, KUDCo has received final ANDA approval from the FDA for its generic version of Prilosec(R). The terms of the agreement initially provide Genpharm a 15% share of KUDCo's profits with a subsequent reduction over a period of time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole from 30% to 25%. KUDCo has announced that they plan to launch omeprazole "at risk" before the end of fiscal year 2002 because Astra is appealing the court's patent infringement decision. The full extent of KUDCo's omeprazole launch on the Company's revenues is unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole.


                                     --16--

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CERTAIN STATEMENTS IN THIS FORM 10-Q MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS FORM 10-Q INCLUDE, AMONG OTHERS, (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON
COMPLETION OF EXCLUSIVITY PERIODS), (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (VI) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (VII) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATION, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (VIII) UNANTICIPATED COSTS IN ABSORBING ANY
ACQUISITIONS AND (IX) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

      PRIOR YEAR NUMBERS GIVE EFFECT TO THE RESTATEMENT DESCRIBED IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

GENERAL

      The Company experienced significant sales, gross margin and net income growth in the nine-month period ended September 30, 2002 when compared to the nine months ended September 29, 2001. Net income of $60,783,000 for the nine-month period of 2002 increased $23,351,000 from $37,432,000 for the same period of 2001. The net income in the prior year includes the favorable impact of the reversal of a previously established valuation allowance of $9,092,000 related to net operating loss ("NOL") carryforwards. Net sales were $282,500,000 in the most recent nine-month period, an increase of $99,575,000, or 54%, from fiscal year 2001. The increased revenues were primarily the result of new product introductions in fiscal year 2002 and the continuing success of megestrol acetate oral suspension (Megace(R) Oral Suspension), introduced in the third quarter of 2001. The revenue increases were achieved despite lower sales of fluoxetine (Prozac(R)) 10 mg and 20 mg tablets, which were introduced with 180-day exclusivity in August 2001 and have since experienced severe price competition in fiscal year 2002. The sales growth generated higher gross margins of $132,642,000, or 47% of net sales, in fiscal year 2002, compared to $71,477,000, or 39% of net sales, in the same period of the prior year. Results for the nine months ended September 30, 2002 included increased spending on research and development and selling, general and administrative expenses of $3,154,000 and $11,529,000, respectively, primarily due to increased activity with outside development partners, and additional personnel costs, marketing programs, shipping costs and legal fees associated with new product launches. Additionally, the Company recorded net settlement income of $9,051,000 in the first quarter of 2002 related to the termination of its litigation with BMS and other expense of $4,254,000 in connection with its termination of the acquisition of the entire ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio. The Company subsequently purchased FineTech based in Haifa, Israel, from ISP in April 2002. FineTech had revenues of approximately $6,000,000 in 2001; however, the purchase is not expected to have a material effect on the Company's earnings in fiscal year 2002.

      The Company's net income for the third quarter ended September 30, 2002 decreased $14,089,000 to $19,643,000 compared to $33,732,000 in the third quarter of the prior year, primarily due to lower sales of products launched in the prior year with 180-days exclusivity and increased operating expenses. In addition, net income in the third quarter of 2001 was favorably impacted by the reversal of the valuation allowance related to NOL carryforwards as described above. Third quarter 2002 sales and gross margins of $100,237,000 and $46,952,000 (47% of net sales), respectively, decreased over prior year third quarter sales and gross margins of $127,924,000 and $51,928,000 (41% of net sales). The level of sales in last year's third quarter, reflect in part, the


                                     --17--
initial inventory stocking associated with fluoxetine and megestrol acetate oral suspension. Research and development expenses of $3,653,000 for the most recent three-month period were comparable to $3,779,000 incurred in the same quarter of 2001. Selling, general and administrative costs of $11,094,000 in the third quarter of 2002 increased $4,120,000 from the same quarter of the prior year, primarily due to increased legal fees, and to a lesser extent, shipping and personnel costs.

      In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Reddy and Alphapharm, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company to 180-days of marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under the Reddy Development and Supply Agreement and fluoxetine 10 mg and 20 mg tablets covered under the Genpharm Additional Product Agreement. Generic competitors of the Company received 180-days marketing exclusivity for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company also began selling in the first quarter of 2002 following the end of such other party's exclusivity period. As expected, additional generic competitors, with comparable products to all three strengths of the Company's fluoxetine products, began entering the market in the first quarter of 2002, severely eroding the pricing the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Despite another generic approval for megestrol acetate oral suspension in the first quarter of 2002, to date the Company still maintains a significant share of the market for this product. Although megestrol oral suspension and fluoxetine 40 mg capsules continue to contribute significantly to the Company's overall performance, the rapid growth of the Company's product line through new product introductions, and to a lesser extent, increased sales of certain existing products have reduced its reliance on each of these key products (see "Notes to Consolidated Financial Statements-Accounts Receivable" ).

      Critical to the continued growth of the Company is the introduction of new manufactured and distributed products at selling prices that generate significant gross margin. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in its internal research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale (see "-Financial Condition-Liquidity and Capital Resources").

      The generic drug industry in the United States continues to be highly competitive. The factors contributing to the intense competition and affecting both the introduction of new products and the pricing and profit margins of the Company, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's significant products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits from any one product, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers and (v) pricing and product deletions by competitors.

NET SALES

      Net sales of $282,500,000 for the nine-month period ended September 30, 2002 increased $99,575,000, or 54%, from net sales of $182,925,000 for the same period ended September 29, 2001. The sales increase was primarily due to higher sales of megestrol acetate oral suspension, introduced in late July 2001, new products introduced in fiscal year 2002, particularly tizanidine (Zanaflex(R)), metformin (Glucophage(R)), flecainide (Tambocor(R)) and nizatidine (Axid(R)), sold under distribution agreements with Reddy or Genpharm, and the addition of five BMS brand products pursuant to the BMS Asset Purchase Agreement. Net sales of fluoxetine and megestrol acetate oral suspension for the first nine months of 2002 were approximately $71,635,000 and $62,709,000, respectively, compared to $84,721,000 and $21,906,000, respectively in the corresponding periods of the prior year. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 59% and 69%, respectively, of the Company's net sales in the nine-month periods ended September 30, 2002 and September 29, 2001. The Company is substantially


                                     --18--
dependent upon distributed products for its sales, and as the Company introduces new products under its distribution agreements, it is expected that this trend will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

      Third quarter 2002 net sales of $100,237,000 decreased $27,687,000, or 22%, from net sales of $127,924,000 for the corresponding quarter of 2001, primarily due to much higher sales in last year's quarter from the introduction of fluoxetine with 180-day exclusivity in August 2001. A decrease of $70,138,000 in fluoxetine net sales, when compared to the same period of the prior year, was partially offset by the introduction of new products as described above. Net sales of distributed products were approximately 62% of the Company's total net sales in the most recent quarter compared to approximately 74% of the total for the same quarter of last year.

      The Company's  exclusivity  period for  fluoxetine  ended in  late-January
2002. The Company established a price protection reserve with respect to fluoxetine during the exclusivity period of approximately $34,400,000, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price the Company charged during the exclusivity period. Accordingly, the Company's sales and gross margins generated by fluoxetine in fiscal year 2002 have been and will continue to be adversely affected in future periods (see "Notes to Consolidated Financial Statements-Accounts Receivable" ).

      The Company's exclusivity period for megestrol acetate oral suspension ended in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and will take all of the necessary steps to protect its intellectual property rights. Although competitors may be taking the necessary steps to enter the market, the Company believes it will be difficult for them to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated to be a significant profit contributor for the remainder of fiscal year 2002 and beyond, despite the potential of competition. Based on these factors, the Company did not record a price protection reserve for megestrol acetate oral suspension as of September 30, 2002. The Company will continue to evaluate the effect of potential competition and will record a price protection reserve when it deems necessary.

      Sales of the Company's products are principally dependent upon, among other things, (i) pricing levels and competition, (ii) market penetration for the existing product line, (iii) the continuation of existing distribution agreements, (iv) introduction of new distributed products, (v) approval of ANDAs and introduction of new manufactured products, including potential exclusivity periods, and (vi) the level of customer service. Although there can be no assurance, the Company anticipates it will continue to introduce new products in the future while increasing sales of certain existing products to offset the loss of sales and gross margins from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements.

GROSS MARGIN

      The gross margin for the nine-month period ended September 30, 2002 of $132,642,000 (47% of net sales) increased $61,165,000 from $71,477,000 (39% of net sales) in the corresponding period of the prior year. The gross margin improvement was achieved primarily through the additional contributions from sales of higher margin new products, including megestrol acetate oral suspension, and to a lesser extent, increased sales of certain existing products.

Megestrol acetate oral suspension contributed approximately $34,515,000 to the margin improvement in the nine-month period ended September 30, 2002. As discussed above, additional generic drug manufacturers introduced comparable fluoxetine products at the end of the Company's exclusivity period adversely affecting the Company's sales volumes, selling prices and gross margins for such products, particularly the 10 mg and 20 mg strengths. The affects of gross margin declines from lower pricing on the fluoxetine 40 mg capsule have been offset, however, by an increase in the Company's profit sharing percentage under


                                     --19--
an agreement with Reddy. Although the aggregate sales of the fluoxetine products in the comparable nine-month periods has declined, the increased profit sharing percentage on the 40 mg capsule offset the lower margin contributions from the 10 mg and 20 mg strengths. The Company's gross margin for megestrol acetate oral suspension could also decline if additional manufacturers enter the market with comparable generic products.

      The gross margin for the third quarter of 2002 was $46,952,000 (47% of net sales) compared to $51,928,000 (41% of net sales) in the corresponding quarter of the prior year. Additional gross margin contributions from higher margin new products partially offset a decrease of $22,504,000 in the aggregate margin contribution from all strengths of fluoxetine.

      Inventory write-offs amounted to $3,085,000 and $343,000 for the nine-month and three-month periods ended September 30, 2002, respectively, compared to $1,195,000 and $729,000 in the corresponding periods of the prior year. The increases were primarily attributable to normally occurring write-offs resulting from increased production to meet higher sales and inventory levels. In addition, the nine-month period included both the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT
      Research and development expenses of $10,590,000 for the nine months ended September 30, 2002 increased $3,154,000, or 42%, from $7,436,000 for the corresponding period of the prior year. The increased costs were primarily attributable to additional payments of $3,445,000 for development work performed for the Company by unaffiliated companies, particularly Elan, related to the development of a clonidine transdermal patch and other products and, to a lesser extent, higher costs for personnel and the acquisition of FineTech. These expenses were partially offset by lower biostudy costs related to products co-developed with Genpharm in fiscal year 2001.

      Total research and development costs for fiscal year 2002 are expected to exceed the total for fiscal year 2001 by approximately 35%. The Company expects that as a result of its purchase of FineTech, increased internal development activity and projects with third parties, research and development expenses will continue to increase in fiscal year 2003.

      For the three-month period ended September 30, 2002, research and development expenses of $3,653,000 were comparable to $3,779,000 for the same three-month period of the prior year. Increased costs for outside development work and the acquisition FineTech were offset by lower costs for bio-studies related to products co-developed with Genpharm in fiscal year 2001.

      The Company purchased FineTech, based in Haifa, Israel, from ISP in April 2002. The Company has enjoyed a long-standing relationship with FineTech for more than seven years. One of the Company's potential first-to-file products, latanoprost, resulted from the Company's relationship with FineTech. In addition, the Company and FineTech are currently collaborating on two additional products of which ANDAs have already been filed with the FDA (see "Notes to Consolidated Financial Statements-Acquisition of FineTech").

      The Company currently has nine ANDAs for potential products (three tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least two additional products during the remainder of fiscal year 2002.

      Under the Genpharm 11 Product Agreement, Genpharm will develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement.
Currently there are three ANDA's for potential products covered under the Genpharm 11 Product Agreement, two of which have been tentatively approved, pending with, and awaiting approval from, the FDA (see "Notes to Consolidated Financial Statements-Other Assets").

                                     --20--

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

  SELLING, GENERAL AND ADMINISTRATIVE
      Selling, general and administrative costs of $27,457,000 for the nine-month period ended September 30, 2002 increased $11,529,000 from $15,928,000 in the corresponding period ended September 29, 2001. The increase as a percentage of net sales however, represents only a 1% increase to 10% of net sales in the current nine-month period from 9% in last year's nine-month period. The increase in the current nine-month period was primarily attributable to additional legal fees, marketing programs, personnel and shipping costs associated with new product introductions and higher sales volumes. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with certain potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no assurance, selling, general and administrative costs in fiscal year 2003 are not expected to increase substantially from fiscal year 2002.

      For the third quarter of 2002, selling, general and administrative costs of $11,094,000 (11% of net sales) increased $4,120,000 from $6,974,000 (5% of net sales) for the corresponding quarter of the prior year primarily due to higher legal fees, and to a lesser extent, increased shipping and personnel costs.

SETTLEMENTS

      On March 5, 2002 the Company entered into the BMS Asset Purchase Agreement and acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic, which based on the Company's market research, are expected to generate annual net sales of approximately $10,000,000. To obtain the rights to the five products, the Company paid approximately $1,024,000 in March 2002 and agreed to make an additional payment of approximately $1,025,000 in the first quarter of 2003. The Company also agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone. The Company determined, through an independent third party appraisal, the fair value of the BMS Asset Purchase Agreement to be $11,700,000, which exceeded the cash consideration of $2,049,000 and associated costs of $600,000 by $9,051,000. The $9,051,000 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002 (see "Notes to Consolidated Financial Statements-Intangible Assets").

OTHER EXPENSE/INCOME

      Other expenses were $4,492,000 and $112,000 for the nine-month and three-month periods ended September 30, 2002, respectively, compared to other income of $431,000 and $67,000 in the corresponding periods of 2001. Other expenses in the current nine-month period included approximately $4,254,000 incurred in connection with the terminated acquisition of the entire ISP FineTech fine chemical business in March 2002.

INTEREST INCOME/EXPENSE

      Interest income of $490,000 and $109,000 for the nine-month and three-month periods ended September 30, 2002, respectively, was primarily derived from money market and other short-term investments. Interest expense of $580,000 and $138,000, respectively, in the corresponding nine and three-month periods of 2001 was due to outstanding balances on the Company's line of credit with GECC in the prior year.


                                     --21--

INCOME TAXES

      The Company recorded provisions for income taxes of $38,861,000 and $10,532,000, respectively, and $12,559,000 and $7,372,000, respectively, for the nine-month and three-month periods ended September 30, 2002 and September 29, 2001 based on applicable federal and state tax rates. The provisions in both periods of fiscal year 2001 were net of tax benefits of $9,092,000 related to previously unrecognized NOL carryforwards (see "Notes to Consolidated Financial Statements-Income Taxes").

CRITICAL ACCOUNTING POLICIES ESTIMATES AND RISKS

      The Company's critical accounting policies are set forth in it's Annual 0eport on Form 10-K for the year ended December 31, 2001. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2001.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of $33,782,000 at September 30, 2002 decreased $33,960,000 from $67,742,000 at December 31, 2001 due primarily to the Company's use of funds to finance the acquisition of FineTech and, to a lesser extent, to fund other capital projects. Working capital, which includes cash and cash equivalents increased to $115,218,000 at September 30, 2002 from $102,867,000 at December 31, 2001. The working capital ratio of 2.40x at September 30, 2002 was comparable to 2.41x at December 31, 2001.

      The Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. These types of payments are expensed as incurred and included in research and development costs. Annual research and development expenses, including payments to non-affiliated companies, some of which are described below, are expected to total approximately $15,000,000 for fiscal year 2002.

      In July 2002, the Company and Three Rivers entered into the Three Rivers Distribution Agreement, as amended, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance and pay Three Rivers a percentage of the gross profits as defined in the agreement. The Company paid Three Rivers $1,000,000 in November 2002 and agreed to pay Three Rivers $500,000 at such time Par commercially launches the product.

      The Company made non-refundable payments totaling $1,000,000 pursuant to its agreements with Nortec entered into in the second quarter of 2002, which were charged to research and development expenses during the period. In addition, the Company agreed to pay a total of $800,000 in various installments related to the achievement of certain milestones in the development of the two potential products and $600,000 for each product on the day of the first commercial sale.

      In April 2002, the Company entered into the Genpharm 11 Product Agreement pursuant to which Genpharm has agreed to develop products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of the products covered under this agreement. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000,000 in the second quarter of 2002 for two of the products. In addition, the Company will be required to pay an additional non-refundable fee of up to $414,000 based upon FDA acceptance of filings for six of the nine remaining products.


                                     --22--

      On March 15, 2002, the Company announced the termination of negotiations with ISP related to the purchase of the entire ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred since the announcement of the proposed transaction. Pursuant to the termination of the purchase, the Company paid ISP a $3,000,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,254,000 in related acquisition costs, both of which were included in other expense in the first quarter of 2002. The Company subsequently purchased FineTech, a portion of ISP's fine chemical business based in Haifa, Israel, from ISP in April 2002 for approximately $32,000,000 and $1,217,000 in related acquisition costs financed by its cash-on-hand (see-"Notes to Consolidated Financial Statements-Acquisition of FineTech").

      As of September 30, 2002 the Company had payables due to distribution agreement partners of $19,251,000, related primarily to amounts due pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital in the fourth quarter of 2002.

      In December 2001, Par entered into an agreement with Elan to develop a range of modified release drugs over the next five years. Under the terms of the agreement, the companies will identify two drug candidates for development at the beginning of each year, commencing in the first quarter of 2002. Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the products. Pursuant to the agreement, Par will pay Elan up to $1,500,000 per calendar year in monthly installments beginning on the date of the commencement of the development program for each product. The Company paid Elan $1,000,000 for products covered under this agreement in the first nine months of 2002.

      In December 2001, the Company made the first installment of a total agreed equity investment of up to $2,437,000 to be made over a period of time in HighRapids. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through September 30, 2002, the Company had invested $591,000 of its planned investment. The remainder of the investment is subject to the Company's ongoing evaluation of HighRapids operations (see-"Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

      In November 2001, the Company entered into joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005% (Xalatan(R)). Pursuant to this agreement, Par paid Breath Ltd. $2,500,000 in fiscal year 2001 and an additional $2,500,000 in the first quarter of 2002.

      In November 2001, the Company entered into a license agreement with Pentech Pharmaceuticals, Inc. ("Pentech") to market paroxetine hydrochloride capsules. Pursuant to this agreement, Par paid Pentech $200,000 in fiscal year 2001 and will pay an additional $400,000 based on the achievement of certain milestones. In addition, Par will pay all legal expenses up to $2,000,000 and a share thereafter, as provided in the agreement, incurred in connection with Paragraph IV litigation related to the product.

      In April 2001, Par entered into a licensing agreement with Elan to market a generic clonidine transdermal patch (Catapres TTS(R)). Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167,000 in fiscal year 2001 and $833,000 in the nine-month ended September 30, 2002. In addition, Par will pay Elan $1,000,000 upon FDA approval of the product and a royalty on all sales of the product.

      The Company, IPR and Generics entered into the Development Agreement, dated August 11, 1998, pursuant to which Generics agreed to fund one-half of the costs of IPR's operating budget in exchange for the exclusive distribution rights outside of the United States to the products developed by IPR after the date of the agreement. In addition, Generics agreed to pay IPR a perpetual royalty for all sales of the products by Generics or its affiliates outside the United States. To date, no such products have been brought to market by Generics and no royalty has been paid to IPR. Pursuant to the Development Agreement, Generics funded $788,000 for fiscal year 2001 and $577,000 for the first nine months of fiscal year 2002, fulfilling their funding requirements through September 30, 2002. Under the Development Agreement, Generics is not required to fund more than $1,000,000 in any one calendar year (see "Notes to Consolidated Financial Statements-Research and Development Agreements").


                                     --23--

      The Company expects to fund its operations, including research and development activities and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit with GECC, if and to the extent available (see "-Financing"). Although there can be no assurance, the Company anticipates it will continue to introduce new products, while increasing sales of certain existing products to offset the loss of sales and gross margins from competition on any of its significant products. The Company will continue to implement measures to reduce the overall impact of its top products, including adding additional products through new and existing distribution agreements.

FINANCING

      At September 30, 2002, the Company's total outstanding long-term debt, including the current portion, amounted to $1,129,000. The amount consists primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

     In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of September 30, 2002, the borrowing base was approximately $27,000,000. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of Par, PRX and certain subsidiaries, other than real property, and is guaranteed by PRX and certain of its subsidiaries. In connection with such facility, Par, PRX and their subsidiaries have established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In November 2002, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. To date, no debt is outstanding under the Loan Agreement.

SUBSEQUENT EVENTS:

      The Company has prevailed against Alpharma in an interference proceeding before the United States Patent and Trademark Office concerning the Company's patents and applications relating to megestrol acetate oral suspension formulations. The decision was issued on October 18, 2002 by a three-judge panel of the Patent Office Board of Patent Appeals and Interferences. In the interference proceeding, Alpharma was alleging earlier invention of subject matter described and claimed in the Company's issued U.S. Patent Nos. 6,028,065, and 6,268,356 and related patent application. The interference was declared earlier this year based on a competing patent application filed by Alpharma. The Patent Office Board determined that the Company had priority of the invention over Alpharma. The Company's patents relating to its megestrol acetate formulation remain valid and in force. On February 7, 2002, the Company commenced a lawsuit against Alpharma for infringement of the Company's patents in the United States District Court for the Southern District of New York. Alpharma does not currently have FDA approval and is not currently marketing a megestrol oral suspension.

      In November 2001, the FDA granted Genpharm, a strategic partner of the Company, 180 days' marketing co-exclusivity for 10 and 20 mg doses of omeprazole, the generic version of Astra's Prilosec(R). The exclusivity allowed only Genpharm and/or Andrx to enter the market during the exclusivity period. Under a profit sharing agreement with Genpharm, the Company was entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole. The timing and value of the arrangement depended on the final outcome of litigation between Genpharm and Astra, among other factors.

     In November 2002, the Company announced that Genpharm and Andrx in conjunction with KUDCo, a subsidiary of Schwarz Pharma AG of Germany, had relinquished its exclusivity rights for 10 mg and 20 mg doses of omeprazole allowing KUDCo to enter the market with a generic version of Prilosec(R). As a result, KUDCo has received final ANDA approval from the FDA for its generic version of Prilosec(R). The terms of the agreement initially provide Genpharm a 15% share of KUDCo's profits with a subsequent reduction over a period of time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole from 30% to 25%. KUDCo has announced that they plan to


                                     --24--
launch omeprazole "at risk" before the end of fiscal year 2002 because Astra is appealing the court's patent infringement decision. The full extent of KUDCo's omeprazole launch on the Company's revenues is unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.


                        ITEM 4. CONTROLS AND PROCEDURES.

      Pharmaceutical Resources' management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.




                                     --25--

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------- ------------------

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

      On August 1, 2001 Alpharma filed a lawsuit in the U.S. District Court for the District of Maryland seeking a declaratory judgment that Alpharma's megestrol acetate formulation does not infringe U.S. Patent No. 6,028,065 (the `065 patent) granted to the Company and/or that the `065 patent is invalid. The Company moved to dismiss Alpharma's declaratory judgment complaint on the grounds that the court lacked subject matter jurisdiction, and the Maryland court granted the Company's motion. On February 7, 2002 the Company commenced a lawsuit against Alpharma in the U.S. District Court for the Southern District of New York for infringement of the `065 patent and U.S. Patent No. 6,268,356 B1 granted to the Company. Alpharma filed a counterclaim in that action for a declaration that its megestrol acetate formulation does not infringe the Company's patents and/or that the asserted patents are invalid. One of Alpharma's invalidity challenges is based on its alleged earlier invention of the subject matter described and claimed in the Company's asserted patents. Both the Company and Alpharma seek payment of their attorneys' fees in the lawsuit. The parties currently are engaged in discovery in that matter. While the outcome of litigation is uncertain, the Company believes its position in the litigation is strong based, among other things, on the findings of the Patent Office Board of Appeals and Interferences in its October 18, 2002 decision in the interference proceeding involving the Company and Alpharma. Alpharma currently does not have FDA approval to sell its megestrol acetate formulation and is not currently marketing a megestrol acetate oral suspension.

      The Company is involved in certain other litigation matters, including product liability and patent actions, as well as, actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend these actions.

ITEM 5. OTHER INFORMATION.
------- ------------------

      In June 2002 the Company's Board of Directors ("Board") determined it was in the best interests of the Company and its shareholders to request the withdrawal of the Company's universal shelf registration statement, because utilization of the shelf registration had become unlikely. Furthermore, the Company believes it now has adequate cash resources available for general corporate and other purposes. The $110 million registration statement on Form


                                     --26--

S-3 was originally filed with the SEC in December 2001. The Company filed its request for withdrawal on Form RW with the SEC on June 20, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

     (a)  Exhibits:

10.18.12 Twelfth Amendment and Waiver to Loan and Security Agreement, dated as of November 13, 2002, among the Company, General Electric Capital Corporation, and the other parties named herein.

10.41 License and Distribution Agreement, dated July 3, 2002, between the Company and Three Rivers Pharmaceuticals, LLC. *

10.42 First Amendment to License and Distribution Agreement, dated October 18, 2002, between the Company and Three Rivers Pharmaceuticals, LLC.

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

          None.

                                     --27--

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

                                       PHARMACEUTICAL RESOURCES, INC.
                                       ------------------------------
                                         (Registrant)




November 14, 2002                   /s/ Kenneth I. Sawyer
                                    -----------------------
                                    Kenneth I. Sawyer
                                    CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                                    THE BOARD OF DIRECTORS
                                    (Principal Executive Officer)




November 14, 2002                   /s/ Dennis J. O'Connor
                                    -----------------------
                                    Dennis J. O'Connor
                                    VICE PRESIDENT - CHIEF FINANCIAL
                                    OFFICER AND SECRETARY
                                    (Principal Accounting and Financial Officer)





                                     --28--

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth I. Sawyer, Chief Executive Officer of Pharmaceutical Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                              /s/ Kenneth I. Sawyer
                                              ---------------------------
                                                 Kenneth I. Sawyer
                                              Chief Executive Officer







                                     --29--

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Dennis J. O'Connor, Chief Financial Officer of Pharmaceutical Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented  in  this   quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                             /s/  Dennis J. O'Connor
                                             ---------------------------
                                                Dennis J. O'Connor
                                              Chief Financial Officer




                                     --30--

                                  EXHIBIT INDEX
                                  -------------


    EXHIBIT NUMBER           DESCRIPTION
    --------------           -----------
      10.18.12               Twelfth  Amendment  and Waiver to Loan and Security
                             Agreement, dated as of November 13, 2002, among the Company, General Electric Capital Corporation, and the other parties named herein.

      10.41                  License and Distribution  Agreement,  dated July 3,
                             2002,   between  the   Company  and  Three   Rivers
                             Pharmaceuticals, LLC. *

      10.42                  First   Amendment   to  License  and   Distribution
                             Agreement, dated October, 2002, between the Company and Three Rivers Pharmaceuticals, LLC.

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




                                     --31--

                                                                EXHIBIT 10.18.12


                         TWELFTH AMENDMENT AND WAIVER TO
                           LOAN AND SECURITY AGREEMENT
                           ---------------------------


                  TWELFTH AMENDMENT AND WAIVER, dated as of November 13, 2002 (this "AMENDMENT"), to the Loan and Security Agreement referred to below by and among GENERAL ELECTRIC CAPITAL CORPORATION, a Delaware corporation ("LENDER"), PAR PHARMACEUTICAL, INC., a New Jersey corporation ("BORROWER"), PHARMACEUTICAL RESOURCES, INC., a New Jersey corporation ("PARENT"), and the other Credit Parties signatory thereto.

                               W I T N E S S E T H
                               - - - - - - - - - -

                  WHEREAS, Lender, Borrower and Credit Parties are parties to that certain Loan and Security Agreement, dated as of December 15, 1996 (as amended, supplemented or otherwise modified prior to the date hereof, the "LOAN AGREEMENT"); and

                  WHEREAS, Lender, Borrower and Credit Parties have agreed to amend the Loan Agreement, and Lender has agreed to waive the violation of the Minimum Tangible Net Worth covenant contained in the Loan Agreement in the manner, and on the terms and conditions, provided for herein.

                  NOW THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties to this Amendment hereby agree as follows:

                  1. DEFINITIONS. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Loan Agreement.

                  2. AMENDMENT TO SECTION 5 OF THE LOAN AGREEMENT. As of the Amendment Effective Date (as defined below), SECTION 5(B) of the Loan Agreement is hereby amended and restated in its entirety to read as follows:

                  "(b) except as otherwise permitted in this Section 5 below, make any investment (including any investment in or advance to any other Person for research and development) in, or make or accrue loans or advances of money to, any Person, other than
                  (i) investments for research and development in Persons which are not Credit Parties which, together with the aggregate amount of research and development expenses of the Credit Parties, do not in the aggregate exceed (A) $10,250,000 for the Fiscal Year ending December 31, 2001, (B) $22,500,000 for the Fiscal Year ending December 31, 2002, (C) $25,000,000 for the Fiscal Year ending December 31, 2003 and (D) $25,000,000 for the Fiscal Year ending December 31, 2004; and (ii) investments for working capital and general corporate purposes in the form of intercompany loans or capital contributions from any Credit Party to any other Credit Party (except Parent), PROVIDED that (A) each Credit Party shall record all intercompany transactions on its books and records in a manner satisfactory to Lender, (B) no Default or Event of Default would occur and be continuing after giving effect to any such proposed intercompany loan or capital contribution, and (C) the aggregate amount outstanding at any time of all such intercompany loans and capital contributions made by any Credit Party to another Credit Party other than Parent shall not exceed $5,000,000 in any Fiscal Year (less any dividends under Section 5(l)(iv) below made in such Fiscal Year);"

                  3. AMENDMENT TO SCHEDULE F TO THE LOAN AGREEMENT. As of the Amendment Effective Date, SCHEDULE F to the Loan Agreement is hereby amended and restated in its entirety to read as set forth in SCHEDULE F hereto.

                  4. WAIVER. Lender hereby waives as of the Amendment Effective Date, all Events of Default under SECTION 8.1(B) of the Loan Agreement solely arising out of the failure of Parent and its Subsidiaries to maintain, on a consolidated basis, the minimum Tangible Net Worth required by SECTION 4.2 of the Loan Agreement and paragraph 2 of SCHEDULE F to the Loan Agreement for the Fiscal Quarters ended June 30, 2002 and September 30, 2002.

                  5. REPRESENTATIONS AND WARRANTIES. To induce Lender to enter into this Amendment, each Credit Party hereby represents and warrants that:

                         A. The  execution,  delivery  and  performance  of this
                  Amendment and the performance of the Loan Agreement, as amended hereby (the "AMENDED LOAN AGREEMENT"), by each Credit
                  Party: (i) are within their respective corporate powers; (ii) have been duly authorized by all necessary corporate and shareholder action; and (iii) are not in contravention of any provision of their respective certificates or articles of incorporation or by-laws or other organizational documents.

                         B. This  Amendment has been duly executed and delivered
                  by or on behalf of each Credit Party.

                         C. Each of this Amendment and the Amended Loan Agreement constitutes a legal, valid and binding obligation of each Credit Party enforceable against each Credit Party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

                         D. No Default (other than those waived pursuant hereto)
                  has occurred and is continuing both before and after giving effect to this Amendment.

                         E. No action, claim or proceeding is now pending or, to
                  the  knowledge of each Credit  Party,  threatened  against any
                  Credit  Party,  at law,  in equity or  otherwise,  before  any court, board, commission, agency or instrumentality of any federal, state, or local government or of any agency or subdivision thereof, or before any arbitrator or panel of arbitrators, which challenges any Credit Party's right, power, or competence to enter into this Amendment or, to the extent applicable, perform any of its obligations under this
                  Amendment, the Amended Loan Agreement or any other Loan Document, or the validity or enforceability of this Amendment, the Amended Loan Agreement or any other Loan Document or any action taken under this Amendment, the Amended Loan Agreement or any other Loan Document.

                         F. The  representations  and  warranties  of the Credit
                  Parties contained in the Loan Agreement and each other Loan Document shall be true and correct on and as of the Amendment Effective Date with the same effect as if such representations and warranties had been made on and as of such date, except that any such representation or warranty which is expressly made only as of a specified date need be true only as of such date.

                  6. NO OTHER AMENDMENT/WAIVERS. Except as expressly provided in Sections 2 and 3 hereof, the Loan Agreement shall be unmodified and shall continue to be in full force and effect in accordance with its terms. Except as expressly provided in Section 4 hereof, this Amendment shall not be deemed a waiver of any term or condition of any Loan Document and shall not be deemed to prejudice any right or rights which Lender may now have or may have in the future under or in connection with any Loan Document or any of the instruments or agreements referred to therein, as the same may be amended from time to time.

                  7. OUTSTANDING INDEBTEDNESS; WAIVER OF CLAIMS. Each Credit Party hereby acknowledges and agrees that as of the date hereof the aggregate outstanding principal amount of the Revolving Credit Loan is $0.00. Each Credit Party hereby waives, releases, remises and forever discharges Lender and each other Indemnified Person from any and all Claims of any kind or character, known or unknown, which each Credit Party ever had, now has or might hereafter have against Lender which relates, directly or indirectly, to any acts or omissions of Lender or any other Indemnified Person on or prior to the date hereof. This Amendment shall constitute a Loan Document for all purposes of the Loan Agreement and each other Loan Document.

                  8. EXPENSES. Borrower hereby reconfirms its obligations pursuant to Section 10.2 of the Loan Agreement to pay and reimburse Lender for all reasonable out-of-pocket expenses (including, without limitation, reasonable fees of counsel) incurred in connection with the negotiation, preparation, execution and delivery of this Amendment and all other documents and instruments delivered in connection herewith.

                  9. EFFECTIVENESS. This Amendment shall become effective as of the date hereof (the "AMENDMENT EFFECTIVE DATE") only upon satisfaction in full in the judgment of the Lender of each of the following conditions on or prior to November 13, 2002:

                         A.  AMENDMENT.  Lender shall have received two original
copies of this Amendment duly executed and delivered by Lender and each Credit Party.

                         B.  PAYMENT OF  EXPENSES.  Borrower  shall have paid to
Lender all costs and expenses owing in connection with this Amendment and the other Loan Documents and due to Lender (including, without limitation, reasonable legal fees and expenses).

                         C. REPRESENTATIONS AND WARRANTIES.  The representations
and warranties of each Credit Party contained in this Amendment shall be true and correct on and as of the Amendment Effective Date.

                  10. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

                  11. COUNTERPARTS. This Amendment may be executed by the parties hereto on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.


                            (SIGNATURE PAGE FOLLOWS)

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first above written.

                                      BORROWER:
                                      ---------

                                      PAR PHARMACEUTICAL, INC.


                                      By:/s/ Dennis J. O'Connor
                                         ----------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                                      LENDER:
                                      -------

                                      GENERAL ELECTRIC CAPITAL CORPORATION


                                      By:/s/ MICHAEL LUSTBADER
                                         ---------------------
                                      Name:Michael Lustbader
                                      Its: Duly Authorized Signatory


                                      PARENT:
                                      -------

                                      PHARMACEUTICAL RESOURCES, INC.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                       (SIGNATURES CONTINUED ON NEXT PAGE)

                                      Subsidiary Guarantors:
                                      ----------------------

                                      NUTRICEUTICAL RESOURCES, INC.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                                      PARCARE, LTD.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                                      QUAD PHARMACEUTICALS INC.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                                      PRX PHARMACEUTICALS, INC.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO


                                      PAR PHARMA GROUP, LTD.

                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name: Dennis J. O'Connor
                                      Title: Vice President-CFO



                       (SIGNATURES CONTINUED ON NEXT PAGE)

                                      PRI-RESEARCH, INC.


                                      By: Dennis J. O'Connor
                                          ------------------
                                      Name:Dennis J. O'Connor
                                      Title: Vice President-CFO

                                   Schedule F
                               FINANCIAL COVENANTS

                  1. FIXED CHARGE COVERAGE RATIO. Parent and its Subsidiaries on a consolidated basis shall maintain for each Fiscal Quarter, commencing with the Fiscal Quarter ending on or about March 31, 2002, a Fixed Charge Coverage Ratio of not less than 2.00:1.00.

                  2. MINIMUM TANGIBLE NET WORTH. Parent and its Subsidiaries on a consolidated basis shall maintain, as at the end of each Fiscal Quarter, Tangible Net Worth of not less than the amount for such period set forth below:

      Fiscal Quarter Ending on or about:     Minimum Tangible Net Worth
      ----------------------------------     --------------------------

      December 31, 2002                                     113,924,000
      March 31, 2003                                        118,924,000
      June 30, 2003                                         123,924,000
      September 30, 2003                                    128,924,000
      December 31, 2003                                     133,924,000
      March 31, 2004                                        138,924,000
      June 30, 2004                                         143,924,000
      September 30, 2004                                    148,924,000
      December 31, 2004                                     153,924,000

                  3. CAPITAL EXPENDITURES. Parent and its Subsidiaries on a consolidated basis shall not make aggregate Capital Expenditures in excess of $7,500,000 for the Fiscal Year ending on or about December 31, 2001, $12,000,000 for the Fiscal Year ending on or about December 31, 2002 , $15,000,000 for the Fiscal Year ending on or about December 31, 2003, and $15,000,000 for the Fiscal Year ending on or about December 31, 2004 and each Fiscal Year thereafter.

For purposes of this covenant in SCHEDULE F the following terms shall have the meanings set forth below:

                  "EBITDA" shall mean, for any period, the Net Income (Loss) of Parent and its Subsidiaries on a consolidated basis for such period, PLUS interest expense, income tax expense, amortization expense, depreciation expense and extraordinary losses and MINUS extraordinary gains, in each case, of Parent and its Subsidiaries on a consolidated basis for such period determined in accordance with GAAP to the extent included in the determination of such Net Income (Loss).

                  "FIXED CHARGE COVERAGE RATIO" shall mean, for any period, the ratio of the following for Parent and its Subsidiaries on a consolidated basis determined in accordance with GAAP; (a) EBITDA for such period LESS (i) Capital Expenditures for such period which are not financed through the incurrence of any Indebtedness (excluding the Revolving Credit Loan) and (ii) taxes to the extent accrued or otherwise payable with respect to such period to (b) the sum of (i) interest expense paid or accrued in respect of any Indebtedness during such period, PLUS (ii) regularly scheduled payments of principal paid or that were required to be paid on Indebtedness (excluding the Revolving Credit Loan) during such period.

                  "NET INCOME (LOSS)" shall mean with respect to any Person and for any period, the aggregate net income (or loss) after taxes of such Person for such period, determined in accordance with GAAP.

                  "TANGIBLE NET WORTH" shall mean, with respect to any Person at any date, all amounts which, in accordance with GAAP, would be included under stockholders' equity on a consolidated balance sheet of such Person at such date

LESS the aggregate of all intangibles in conformity with GAAP (including Intellectual Property, goodwill, organization expenses, treasury stock, all deferred financing and unamortized debt discount expenses, and all current and non-current deferred tax benefits; provided, that with respect to deferred tax benefits, only such amounts in excess of $50,000,000 shall be included and subtracted from shareholders' equity and amounts equal to or less than $50,000,000 shall be excluded from the foregoing calculation).

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION

                                                                   EXHIBIT 10.41

      LICENSE AND DISTRIBUTION AGREEMENT made as of the 3rd day of July, 2002 between Three Rivers Pharmaceuticals, LLC, a limited liability company existing under the laws of the State of Pennsylvania, with its principal place of business at 312 Commerce Park Drive, Cranberry Township, Pennsylvania ("Three Rivers") and PAR PHARMACEUTICAL, INC., a corporation incorporated and existing under the laws of the State of New Jersey with its principal offices at One Ram Ridge Road, Spring Valley, New York 10977 ("PAR").

      Defined terms used in this Agreement  shall have the meanings set forth in
Section 1, except as otherwise provided herein.

      WHEREAS, Three Rivers has filed Abbreviated New Drug Application ** ****** for the Finished Product; and

      WHEREAS, Three Rivers wishes to grant, and PAR wishes to obtain, the exclusive right to distribute, market and sell the Product in the Territory during the Term of this Agreement under the terms and conditions set forth herein; and

      WHEREAS,   Three  Rivers  intends  to  contract  with  a  third  party  to manufacture and supply to PAR all of PAR's requirements for the Product during the Term of this Agreement under the terms and conditions set forth herein.

      NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties agree as follows:

1)    DEFINITIONS
      -----------

            For the purposes of this Agreement the following terms shall have the following meanings:

      a) "AFFILIATE" shall mean, with respect to either party, all entities which, directly or indirectly, are controlled by, or are under common control with such party. For the purpose of this definition, "control" means beneficial ownership of greater than 50% of the voting stock of such corporation or other business entity, or a greater than 50% interest in the income of such corporation or other business entity, or the power to direct or cause the direction of the management and policies of such corporation or other business entity whether by ownership of voting securities, by contract or otherwise.

      b) "ANDA" shall mean Abbreviated New Drug Application ** ****** filed with the FDA by Three Rivers for Marketing Authorization for the Finished Products.

      c) "CGMP" shall mean current Good Manufacturing Practices as required by the rules and regulations of the FDA.

      d) "CONFIDENTIAL INFORMATION" shall mean and include all information which may be disclosed by either party to the other party either pursuant to this Agreement or pursuant to any preceding agreement concerning the Finished Product, any technology, marketing strategies or business of such party, including that relating directly to the Finished Product, and any technology generated by either party as a result of the rights granted and obligations arising under this Agreement but shall not include information which the receiving party can show: (1) either is or becomes available to the public other than as a result of disclosure by the receiving party; or (2) at the time of receipt is already in the possession of the receiving party or becomes lawfully available to the receiving party on a non-confidential basis from a third party entitled to make that disclosure.

      e) "FDA" shall mean the U. S. Food and Drug Administration, or any successor body.

      f) "FINISHED PRODUCT" shall mean the generic pharmaceutical product ribavirin U.S.P. 200 mg capsules.

      g)    "FOB" shall have the meaning set forth in the Incoterms.

      h) "GAAP" shall mean United States generally accepted accounting principles consistently applied.

      i) "INCOTERMS" shall mean the 1990 edition of the International Commercial terms published by the International Chamber of Commerce, as may be amended or modified from time to time.

      j) "INSTITUTIONAL SALES" shall be defined as sales to the United States Veterans Administration, governmental agencies, hospitals, nursing homes, correctional facilities government funded facilities and other facilities commonly accepted in the trade as constituting "institutional" parties.

      k) "INTELLECTUAL PROPERTY RIGHTS" shall include all rights and interests, vested or arising out of any patent, copyright, design, trademark, trade secrets or goodwill whether arising by common law or by statute or any right to apply for registration under a statute in respect of those or like rights.

      l) "LITIGATION(S)" shall mean the actions entitled RIBAPHARM, INC. V. THREE RIVERS PHARMACEUTICALS, LLC, Civil Action No. 02-3231, currently pending in the U.S. District Court for the Eastern District of Pennsylvania; and SCHERING CORPORATION V. THREE RIVERS PHARMACEUTICALS, LLC, Civil Action

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


            No. 01-1894, pending in the U.S. District Court for the Western District of Pennsylvania.

      m) "MARKETING AUTHORIZATION" shall mean the grant of registration approval from the FDA necessary to permit the manufacture, storage, promotion, sale and marketing of such Finished Product in the Territory.

      n) "NET COSTS" shall mean Three Rivers' direct cost of Finished Product, plus the parties' joint commercial expenses in connection with the promotion and sales of the Finished Product; provided, however, that such commercial expenses shall not exceed ** of Net Sales.

      o)    "NET PROFITS" shall mean Net Sales less Net Costs.

      p) "NET SALES" shall mean the parties' (including their Affiliates) gross invoiced sales of Finished Product to third parties, less, to the extent related to the sale of such Finished Product:
            (1) any statutory or contractual liability for rebates to be paid to any government entity including, but not limited to, rebates to be paid pursuant to the Medicaid rebate legislation and state and local government rebate programs;
            (2) any cash discounts for prompt payment of invoices by customers; and
            (3) any adjustments granted to customers for allowances or credits for returned or expired Finished Products, retroactive price adjustments, free product provided to customers in lieu of discounts or rebates, damaged Finished Product, rebates, allowances, chargebacks, payments to customers in respect of margin-sharing arrangements, or other discounts, all as calculated in accordance with US generally accepted accounting principles (GAAP) consistently applied.

      q)    "PURCHASE ORDER" shall have the meaning set forth in Section 7.

      r) "REGULATORY AUTHORITY" means any and all bodies and organizations, including, without limitation, the FDA, regulating the manufacture, importation, distribution, use and sale of API and the Finished Products in the Territory.

      s) "TERRITORY" shall mean the U.S. and its territories, possessions, and the Commonwealth of Puerto Rico.

      t) "U.S." means the United States of America and its territories and possessions.

2)    REGISTRATION OBLIGATIONS OF THREE RIVERS:
      ----------------------------------------

      a)    Three  Rivers  shall  use  its  best  efforts  to  obtain  Marketing
            Authorization from the FDA for the Product. Three Rivers shall respond promptly and completely to all deficiency letters received from FDA, and shall comply in all respects with FDA requirements for Marketing Authorization for the Product. PAR shall use reasonable commercial efforts to make available PAR's regulatory personnel to consult with Three Rivers regarding, without limitation, the prosecution of the ANDA and regulatory strategy.

      b) Three Rivers shall diligently pursue the defense of the claims asserted in the Litigation, together with any counterclaims asserted by Three Rivers in the Litigation. Three Rivers shall continue to be represented by counsel reasonably acceptable to PAR.

      c) Three Rivers shall contract with a reputable third party contract manufacturer reasonably acceptable to PAR who shall manufacture PAR's requirements of Finished Product. Three Rivers shall provide PAR with a copy of the contract manufacturing agreement, the material terms of which shall be subject to PAR's reasonable approval and consent.

      d) Three Rivers shall ensure that its contract manufacturer (i) manufactures the Product in accordance with cGMP; (ii) at all times maintains its facilities in compliance with cGMP; (iii) clears any pre-approval inspection conducted by the FDA in respect of the Product; and (iv) promptly and completely addresses any observations made by FDA in connection with any pre-approval or general cGMP compliance audit of its premises relating to the Finished Product.

      e)    Three  Rivers  shall  promptly   provide  PAR  with  copies  of  all
            correspondence received from the FDA with respect to the Product or the ANDA.

3)    APPOINTMENT; MILESTONE PAYMENT OBLIGATIONS OF PAR
      -------------------------------------------------

      a) Subject to the terms and conditions set forth in this Agreement, Three Rivers grants to PAR the sole and exclusive right to market, promote, distribute and sell the Finished Product in the Territory pursuant to the ANDA, with the sole and limited exception of Institutional Sales. Other than Institutional Sales of Finished Product or sales of the Finished Product for use in clinical studies, Three Rivers and its affiliates shall not sell Finished Product to any other party, whether directly or indirectly, in the Territory. If Three Rivers makes sales of the Finished Product for use in clinical studies prior to the commercial launch date it shall be entitled to **** of the Net Profits thereon. Subsequent to commercial launch any Net Profits arising from sales related to clinical studies shall be split **/** (in favor of Three Rivers) if Three Rivers originates the sale and **/** (in favor of Three Rivers) if PAR originates the sale.

      b) In consideration of its appointment, PAR shall make the following payments to Three Rivers to offset ongoing and future legal expenses:

            i)    $250,000 on January 1, 2003;

            ii) $68,200 per month commencing February 1, 2003 and for a period of 11 months thereafter; and

            iii) $500,000 at such time as PAR commercially launches the Product.

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


4)    INTELLECTUAL PROPERTY CLAIMS; CONTINGENT SUPPLEMENTAL FUNDING BY PAR:
      ---------------------------------------------------------------------

      a) The Litigation, together with any other litigation against Three Rivers or its affiliates arising out of claims by a third party that the importation, manufacture, use, sale, or marketing of the product infringes the Intellectual Property rights of such third party, shall be controlled and managed by Three Rivers; provided, however, that Three Rivers shall not enter into a settlement of the Litigations on terms or conditions that (i) cause PAR to incur economic or legal harm, or (ii) reduce the value of the exclusive marketing rights granted to PAR under this Agreement without the prior written consent of PAR.

      b) Any and all claims brought against PAR alleging that PAR's performance of its obligations under this Agreement infringe the Intellectual Property rights of a third party shall be controlled and managed by PAR.

      c) Three Rivers has reviewed with qualified patent counsel patent issues surrounding the manufacture and marketing of Finished Product in the Territory and, in particular, claims made by the plaintiffs in the Litigations. Based upon such review and written opinions rendered by such patent counsel, Three Rivers believes, in good faith, that its current plans to develop and market Finished Product in the Territory will not violate any validly claimed right of any third party, including, without limitation, those claimed by the plaintiffs in the Litigation.

      d) At all times during the pendency of the Litigations, Three Rivers shall make available to PAR's designated legal counsel such intellectual property, manufacturing/process, and regulatory information with respect to the Finished Product as PAR's counsel may reasonably request. PAR's legal counsel shall, in turn, be bound to maintain the confidentiality of such information, and not to use the information for any purpose other than counseling PAR with respect to PAR's exercise of its rights and performance of its obligations under this Agreement.

      e) Three Rivers agrees to keep PAR's nominated legal counsel informed with respect to the progress of the Litigation and to disclose to PAR's counsel all material decisions issued by the courts in such matters.

      f) To the extent that litigation costs incurred by Three Rivers in connection with the Litigation after January 1, 2003 exceed $1,000,000, and upon submission of documentation by Three Rivers to that effect reasonably acceptable to PAR, PAR agrees to negotiate in good faith with Three Rivers the terms and conditions upon which PAR would loan Three Rivers funds necessary to cover further costs incurred in the defense of the Litigation up to an amount not to exceed $500,000. The terms of any such loans shall be mutually agreed upon and set forth in writing in a separate agreement acceptable in form and substance to Three Rivers and PAR.

      g) If Three Rivers should require additional funding to cover the costs of the Litigation over and above the $500,000 referred to in Section 4(f), above, PAR agrees to negotiate in good faith with Three Rivers regarding the terms under which additional funding may be provided; provided, however, that PAR shall be under no obligation to provide such funding unless the terms of such funding are mutually agreed upon and set forth in writing in a separate agreement acceptable in form and substance to Three Rivers and PAR.

5)    MARKETING RIGHTS AND OBLIGATIONS OF PAR:
      ----------------------------------------

      a) PAR accepts the appointment, and shall use reasonable commercial efforts during the Term of this Agreement to market, promote, distribute and sell the Finished Product in the Territory.

      b) The Parties shall sell the Finished Product under a joint PAR/Three Rivers label.

      c) The Parties agree that PAR's management and its Board of Directors shall retain the ultimate decision-making authority with respect to the timing of PAR's commercial launch of the Product. In the event that PAR elects not to commercially launch the product at a time when Three Rivers believes in good faith that immediate commercialization of the Product would be in the best interests of Three Rivers, then PAR, in its sole discretion, may elect to terminate this Agreement and return exclusive marketing rights to Three Rivers. In the event that this Agreement is terminated by PAR under the circumstances described in this Section 5(c), then Three Rivers shall refund to PAR all amounts paid to Three Rivers or loaned to Three Rivers by PAR pursuant to Section 3 and 4, together with PAR's reasonable expenses associated with its participation with Three Rivers in the project up to that time. The timing of such repayment shall be not later than 180 days following Three Rivers' commercial launch of the Finished Product.

      d) In the event of a termination by PAR pursuant to Section 5(c), PAR and Three Rivers shall meet and confer in good faith regarding the terms upon which, if any, the parties could collaborate in the future with respect to the Finished Product or other product opportunities.

6) TERM AND RENEWAL: The term of this agreement shall be for an initial period of ten (10) years from the date of commercial launch of the Finished Product. Thereafter, the Agreement shall automatically be renewed for additional one (1) year terms unless either party shall give notice of its intent not to renew not less than 90 days prior to the expiration of the initial term or any renewal term then in effect.

7) ORDERS OF FINISHED PRODUCT BY PAR: PAR shall purchase exclusively from Three Rivers all of PAR's requirements for the Finished Product for distribution and sale in the Territory.

      a) Three Rivers (via its contract manufacturer) shall provide Finished Product to PAR pursuant to purchase orders submitted by PAR to Three

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


            Rivers during the term of this Agreement. The purchase orders submitted by PAR shall set forth the quantity and delivery date for such order, as well as other terms and conditions. The specified delivery date shall be not less than ninety (90) days after the date of PAR's submission of the purchase order to Three Rivers. Title and all risk of loss shall not pass to PAR until delivery of Product FOB Spring Valley, New York, or such other location as PAR may specify in writing. Where there is a conflict between the terms of the purchase order and this Agreement, the terms of this Agreement shall control.

      b) Thirty (30) days prior to the first day of each calendar quarter following the commercial launch of the Finished Product and during the Term of this Agreement, PAR shall provide Three Rivers with a binding Purchase Order together with a non-binding forecast of its requirements for the Product for the three (3) following calendar quarters for Three Rivers' use in production planning with its contract manufacturer.

      c) Product supplied by Three Rivers pursuant to PAR's purchase orders shall be transferred to PAR at the Transfer Price. For the purpose of this Agreement, Transfer Price shall mean Three Rivers'direct cost of the Finished Product.

      d) Payment terms by PAR to Three Rivers for the Transfer Price shall be net 60 days from PAR's receipt of such Product.

      e) In distributing, marketing and selling, the Finished Product with regards to non-Institutional Sales, PAR shall conduct its own business in its own name and shall be solely responsible for determining the prices to be charged for the Product.

      f) Three Rivers and PAR shall enter into a Quality Agreement containing terms with respect to product inspection and acceptance, rejections, product recalls, and adverse event reporting as is usual and customary in transactions of this nature.

      8) DIVISION OF NET PROFITS: Net Profit earned from sales of the Finished Product shall be split **/** in favor of Three Rivers for Institutional Sales. Net Profit shall be split **/** in favor of Three Rivers for all other sales, including, without limitation, sales to wholesalers and retail chains.

9)    RECONCILIATION AND ACCOUNTING:
      -----------------------------

      a) PAR shall, within 60 days after the close of each calendar half-year during the Term of this Agreement, furnish to Three Rivers a written report showing in specific detail: (i) PAR's actual gross sales of Finished Product during the calendar half-year covered by such report; (ii) a statement of the Net Sales from such gross sales;
            (iii) a statement of PAR's Net Costs for Finished Product; and (iv) a statement of Net Profits due and payable to Three Rivers and PAR, respectively.

      b) Three Rivers shall, within 60 days after the close of each calendar half-year during the Term of this Agreement, furnish to PAR a written report showing in specific detail: (i) Three Rivers' actual gross Institutional Sales of Finished Product during the calendar half-year covered by such report; (ii) a statement of the Net Sales from such gross sales; (iii) a statement of Three Rivers' Net Costs for Finished Product, and (iv) a statement of Net Profits due and payable to Three Rivers and PAR, respectively

      c) All such amounts due and payable to Three Rivers or PAR respectively shall be paid by wire transfer within 10 business days of the issuance of the report.

      d) Three Rivers and PAR shall each have the right, not more than once annually during the Term of this Agreement. to have an independent certified public accountant reasonably acceptable to the other party review the relevant books and records of the other party to confirm that all payments required to be made hereunder have been made. Such independent certified public accountant shall execute a confidentiality agreement reasonably acceptable to the other party. PAR and Three Rivers shall keep such relevant books and records for the same period as it keeps similar records in the normal course of its business.

10) REPRESENTATIONS AND WARRANTIES OF THREE RIVERS: Three Rivers represents and warrants as follows:
      -------------------------------------------------------------

      a) Three Rivers has the corporate authority to enter into this Agreement and to perform its obligations hereunder;

      b) There are no legal, contractual or other restrictions, limitations or conditions which might affect adversely its ability to perform hereunder.

      c) The Finished Product delivered to PAR shall not be misbranded or adulterated in violation of Sections 501, 502 or 505 of the FD&C Act, as amended.

      d)    In  developing   and   manufacturing   the  Product,   Three  Rivers
            (including, without limitation, its contract developer and/or manufacturer) has complied with, and shall continue to comply with, current Good Manufacturing Procedures, the Food Drug and Cosmetic Act, and the rules and regulations and guidance of the FDA, including the requirements for maintaining the ANDA.

      e) Three Rivers, its contract developer, and its contract manufacturer are not debarred under Section 2 of the Generic Drug Enforcement Act

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


            of 1992, and do not and will not use in any capacity the services of any person debarred under the Act.

      f) After due inquiry, the manufacture, use or sale of the Finished Product in the Territory shall not infringe the Intellectual Property rights of any third party.

      g) Three Rivers shall indemnify and hold PAR harmless for any loss, including reasonable attorneys; fees (other than consequential damages of PAR such as lost business or future profits) arising out of (i) any claim by a third party alleging a defect in the design or manufacture of the Finished Product or any failure of the Finished Product to meet appropriate standards of identity, strength, quality or purity, (ii) Three Rivers' material breach of this Agreement or any of the representations or warranties made by Three Rivers herein, (iii) the negligence of Three Rivers, its contract manufacturer, or their respective officers, agents or affiliates in the performance of their obligations hereunder, except to the extent such claims arise out of the negligence of PAR or its agents or affiliates in the performance of PAR's obligations hereunder.

11)   REPRESENTATIONS AND WARRANTIES OF PAR:  PAR represents and warrants as follows:
      ----------------------------------------------------------------------

      a) it has the corporate authority to enter into this Agreement and to perform its obligations hereunder;

      b) there are no legal, contractual or other restrictions, limitations or conditions which might affect adversely its ability to perform hereunder.

      c) PAR is not debarred under Section 2 of the Generic Drug Enforcement Act of 1992, and it does not and will not use in any capacity the services of any person debarred under the Act.

      d) PAR shall indemnify and hold Three Rivers harmless for any loss, including reasonable attorneys; fees (other than consequential damages of Three Rivers such as lost business or future profits) arising out of (i) PAR's material breach of this Agreement or any of the representations or warranties made by PAR herein, and (ii) the negligence of PAR or its officers, agents or affiliates in the performance of their obligations hereunder, except to the extent such claims arise out of the negligence of Three Rivers, its contract manufacturer, or their respective officers, agents or affiliates in the performance of its obligations hereunder.

12)   TERMINATION.
      -----------

      a) This Agreement may be terminated by either party upon the occurrence of any of the following events: (i) a material breach by the other party which shall go uncured for a period of 60 days after written notice of breach is given to the breaching party by the non-breaching party; (ii) if the other party files a petition for bankruptcy or a similar proceeding is filed against such party and is not stayed or discharged within 45 days of such filing or if such party becomes insolvent, makes an assignment for the benefit of its creditors, or goes into receivership or liquidation; or (iii) in the event of a change of control of the other party or if a major portion of the assets of the other party is disposed of or acquired by another person or entity. The indemnification and confidentiality obligations of the parties and the other obligations which by their terms are intended to be performed after termination shall survive termination of this Agreement and shall continue to be binding on the parties.

      b)    This  Agreement  may be  terminated  by PAR pursuant to the terms of
            Section 5(c) of this Agreement.

      c) This Agreement may also be terminated by PAR in the event of a material price decline in the market which, in the good faith determination of PAR, makes the continued commercial marketing of the Finished Product commercially impractical. In the event of a termination due to a material price decline, the parties agree that at least 90 days prior to the effective date of any such termination the parties shall meet and confer with an objective of maintaining an uninterrupted supply of the Finished Product to customers in the Territory.

      d) Following termination, PAR shall accept delivery and pay for all Finished Product for which PAR had submitted a binding Purchase Order prior to termination.

13) NOTICES. All Notices provided under this Agreement to be given or served by either party on the other shall be given In writing and served personally or by prepaid registered airmail post or by express mail or by means of facsimile to the following respective addresses or to such other addresses as the parties may hereafter advise each other in writing. It is agreed and understood by the parties that any such notice shall be deemed given and served the day transmitted by facsimile or a date three (3) days after the date of express mail or mail by courier.

To:   Three Rivers
      Three Rivers Pharmaceuticals, LLC
      312 Commerce Park Drive

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


      Cranberry Township, Pennsylvania 16066
      Attention: General Counsel
      Fax: (724) 778-6101

To:   PAR
      PAR Pharmaceutical Inc.
      One Ram Ridge Road
      Spring Valley, New York 10977
      Attention: President and CEO
      Fax: (845) 573-5612

14) PRODUCT LIABILITY INSURANCE. Three Rivers and PAR agree that they shall each obtain and maintain during the Term of this Agreement appropriate product liability insurance having an aggregate policy limit of not less than ten million dollars (US $10,000.00).

15) DEVELOPMENT COMMITTEE: Each party shall have equal representation in the review and oversight of the development program for the Finished Product. The parties shall keep each other informed of the respective development programs. The committee shall establish an approximate timeline for commercial launch highlighted by milestones.

16) RELATIONSHIP OF THREE RIVERS AND PAR The relationship between Three Rivers and PAR that is created by this Agreement shall be that of vendor and purchaser, and not that of a partnership, principal and agent, or joint or co-venturers. In the performance of this Agreement, PAR shall have no authority to assume or create any obligation or responsibility, either expressed or implied, on behalf of or in the name of Three Rivers, or to bind Three Rivers or its Affiliates in any manner whatsoever and Three Rivers shall have no authority to assume or create any obligation or responsibility, either express or implied, on behalf of or In the name of PAR or to bind PAR or its Affiliates in any manner whatsoever. Each party shall indemnify the other party for any claim asserted by any third party that the acts of such party or any of its Affiliates created any obligation or responsibility of the other party other than as expressly set forth in this Section.

17) CONFIDENTIALITY: The existence of this Agreement and the terms hereof are confidential, and shall not be disclosed to any third party who is not bound by a written undertaking of confidentiality, except as otherwise required by law.

18) GOVERNING LAW: This Agreement and any disputes arising hereunder or relating hereto shall be governed by and construed under the laws of the State of New York without giving effect to conflict of laws provisions thereof.

19) ASSIGNMENT. Other than an assignment by a party to any of its Affiliates, neither this Agreement nor any rights arising under it shall be assigned by one party without the prior written consent of the other, and then only upon approval of the other party and acceptance of the written documentation of the assignment, which approval and acceptance shall not be unreasonably withheld or delayed. In the event of an assignment by either party to its Affiliate as permitted hereunder, the assigning party shall not be released from its obligations hereunder and shall guarantee the full performance by such Affiliate of such obligations. This Agreement shall inure to the benefit of, and shall be binding upon, each of the parties hereto and their respective successors and permitted assigns.

20) MODIFICATION: This Agreement replaces and supercedes any and all prior agreements between the parties, whether oral or written, with respect to the subject matter addressed herein. This Agreement may not be modified or amended except in a writing signed by all parties hereto.

21)   FORCE MAJEURE:
      -------------

      a) If due performance of this Agreement by any party is affected in whole or in any part by reason of any event, omission, accident or other matter beyond the reasonable control of such party (including, without limitation, fire, any kind of labor unrest, lack of raw materials or energy), the affected party shall give prompt notice thereof to the other party and shall be under no liability for any loss, damage, injury or expense suffered by the other party as the result of such force majeure.

      b) The party claiming force majeure shall, if requested by the other party, promptly present reasonable and reliable evidence in support of the force majeure claimed, together with an estimate of the duration of such force majeure.

             CONFIDENTIAL INFORMATION OMITTED AND FILED SEPARATELY
                    WITH SECURITIES AND EXCHANGE COMMISSION
                         ASTERISKS DENOTE SUCH OMISSION


      c) The parties shall use all reasonable efforts to avoid or overcome the causes affecting performance, and the party whose performance is affected by such force majeure shall fulfill all outstanding obligations as soon as practicable.

      d) Should the force majeure continue for more than six (6) months the party not claiming inability to perform by reason of such force majeure shall be entitled to terminate this Agreement upon written notice to the other as provided in Section 12, above.


                                          ACCEPTED AND AGREED:

                                         PAR PHARMACEUTICAL, INC.



                                         By:  /s/ Scott Tarriff
                                              ---------------------------
                                              Name:  Scott Tarriff
                                              Title: President and CEO


                                         THREE RIVERS PHARMACEUTICALS, LLC



                                         By:  /s/ Donald J. Kerrish
                                              ---------------------------
                                              Name:  Donald J. Kerrish
                                              Title: President

                                                                   EXHIBIT 10.42

                               FIRST AMENDMENT TO
                     THE LICENSE AND DISTRIBUTION AGREEMENT
                                     BETWEEN
                        THREE RIVERS PHARMACEUTICALS, LLC
                          AND PAR PHARMACEUTICAL, INC.

This First Amendment to the License and Distribution Agreement (the "Amendment"), dated as of October 18, 2002, is between Three Rivers Pharmaceuticals, LLC, a Pennsylvania Corporation, having offices at Cranberry Commerce Center, 312 Commerce Park Drive, Cranberry Township, PA 16066 and Par Pharmaceutical, Inc, a New Jersey Corporation, having offices at One Ram Ridge Road, Spring Valley, NY 10977.

WHEREAS, Three Rivers and Par have previously entered into that certain License and Distribution Agreement dated as of July 3, 2002 (the License and Supply Agreement); and,

WHEREAS, Three Rivers and Par wish to amend the License and Supply Agreement by entering into this amendment on the terms and conditions and for the purposes set forth herein.

NOW, THEREFORE, in consideration of the mutual convenants and promises set forth herein, the receipt and sufficiency of which is hereby acknowledged, Three Rivers and Par agree as follows:

I.    AMENDMENTS.

A. SECTION 3B I, II, III; of the License and Supply Agreement shall be deleted in its entirety and replaced with the new section 3b i and ii:

      3b. In consideration of its appointment, Par shall make the following payment to Three Rivers to offset ongoing and future legal expenses:

      i.) $1,000,000 prior to December 1, 2002.
      ii.) $500,000 at such time as Par commercially launches the Product.

B. ENTIRE AGREEMENT AMENDMENT. This Amendment together with the License and Supply Agreement (as amended by this Amendment) constitute the complete and entire understanding between the Parties with respect to the activities anticipated hereunder and thereunder, superseding and replacing all prior oral and written agreements, communications, representations, proposals, or negotiations specifically relating to the activities hereunder and thereunder and the subject matter hereof and thereof. No change or addition to or variation nor amendment of the Amendment, nor any cancellation or waiver of any of the terms or provisions hereof, nor any alteration or modification of any of the terms and conditions hereof, shall be effective or valid and binding on either Party unless in writing and signed by a duly authorized representative of each Party. All terms of the Agreement not specifically addressed or set forth in this Amendment shall continue to apply in full force and effect and shall apply equally to this Amendment itself (e.g. confidentiality, notice, etc.). To the extent that there is any inconsistency between the terms of the License and Supply Agreement and this Amendment, the terms of this amendment shall govern.

C. COUNTERPARTS. This Amendment may be executed in counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same instrument.

   IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

   THREE RIVERS PHARMACEUTICALS, LLC                 PAR PHARMACEUTICAL, INC.


   By: /s/ Paul Fagan                                By: /s/ Scott Tarriff
       ----------------------                            -----------------------
   Name: Paul Fagan                                  Name: /s/ Scott Tarriff
       ----------------------                            -----------------------
   Title: Vice President - General Counsel           Title: President and Ceo
       -----------------------------------               -----------------------

EX-99.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER



                                                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth I. Sawyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kenneth I. Sawyer
------------------------
Kenneth I. Sawyer
Chief Executive Officer
November 14, 2002

EX-99.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis J. O'Connor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Dennis J. O'Connor
-------------------------
Dennis J. O'Connor
Chief Financial Officer
November 14, 2002