Form 10-K
period 2002-12-31
PHARMACEUTICAL RESOURCES INC
filed 2003-03-28
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

                Annual Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                     For Fiscal Year Ended December 31, 2002

                         Commission File Number: 1-10827

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value               The New York Stock Exchange, Inc.
----------------------------               ---------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X     No
                                                ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act):  Yes  X      No
                                        ---     ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,371,238,982 as of March 21, 2003 (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant are "affiliates").


         Number of shares of the Registrant's common stock outstanding as of March 21, 2003: 32,936,414

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  Business.
------   --------

GENERAL

     Pharmaceutical Resources, Inc. (the "Company" or "PRX") is a holding company that, through its principal subsidiary, is in the business of developing, manufacturing and distributing a broad line of generic drugs in the United States. In addition, the Company develops and manufactures in small quantities complex synthetic active pharmaceutical ingredients through its subsidiary, FineTech Laboratories, Ltd. ("FineTech") based in Haifa, Israel and sells a limited number of mature brand name drugs through an agreement with Bristol Myers Squibb ("BMS"). PRX operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), a manufacturer and distributor of generic drugs. The Company's executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (845) 425-7100.

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

     The Company's product line consists primarily of prescription generic drugs consisting of 156 products representing various dosage strengths for 59 drugs. In addition to manufacturing its own products, the Company has strategic alliances with several pharmaceutical and chemical companies providing it with products for sale through distribution, development or licensing agreements (see "-Product Line Information").

     The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors, principally through its own sales staff. The Company promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, government agencies and other managed health care organizations (see "-Marketing and Customers").

     As described in Management's Discussion and Analysis of Financial Condition and Results of Operations, certain statements in this document may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events. Such statements involve known and unknown risks, uncertainties, trends and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Any forward-looking statements included in this document are made only as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

     The financial data and share amounts, except per share, employee and shareholder numbers, contained in Parts I and II are in thousands.

FISCAL YEAR 2002 HIGHLIGHTS:

     RESULTS OF OPERATIONS. Fiscal year 2002 marked the Company's second consecutive historical year in terms of revenues and earnings. The Company's net income in 2002 of $79,454 increased $25,532, or 47%, from $53,922 for fiscal year 2001. The significantly improved results reflected record net sales and gross margins for the Company of $381,603 and $183,290 (48% of net sales), respectively, primarily attributable to the continued success of megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, and the introduction of new products throughout the year. Revenues and gross margins in fiscal year 2001 of $271,035 and $109,729 (40% of net sales), respectively, benefited from marketing exclusivity for fluoxetine 10 mg and 20 mg tablets and fluoxetine 40 mg capsules, the generic versions of Eli Lilly and Company's Prozac(R), which expired in January 2002. The growth was obtained despite the loss of exclusivity on these key products and a substantially increased investment in research and development. Research and development spending in fiscal year 2002 rose 61% to $17,910 from $11,113 for the prior year.

     POSITION FOR FUTURE GROWTH. The Company recognizes that the development of successful new products is critical to achieving its goal of sustainable growth over the long term. As such, the Company's investment in research and development in fiscal year 2002, which is expected to increase again in fiscal year 2003, reflects its commitment to develop new products or technologies through its internal development programs in addition to projects with strategic partners. In fiscal year 2002, the Company expanded its capabilities in product development through its acquisition of FineTech, as well as, entering into new development agreements with Rhodes Technologies, Inc. ("RTI"), an affiliated company of Purdue Pharma L.P., Three Rivers Pharmaceuticals, LLC ("Three Rivers"), Nortec Development Associates, Inc. (a Glatt company) ("Nortec") and Genpharm Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. Together with its strategic partners, PRX currently has over 40 drugs in development and 28 Abbreviated New Drug Applications ("ANDAs") filed with the United States Food and Drug Administration ("FDA") awaiting approval. Among the 28 ANDAs are several the Company believes may represent first-to-file opportunities that may entitle Par, or its strategic partner, up to 180 days of marketing exclusivity or co-exclusivity. However, it is difficult to know with certainty that an ANDA filing has exclusivity, or shared exclusivity, until final approval is received from the FDA. These products include: paroxetine capsules (Paxil(R)); olanzapine 20 mg (Zyprexa(R)); latanoprost (Xalatan(R)); ribavirin (Rebetol(R)); and tramadol with acetaminophen (Ultracet(R)). The Company expects to file as many as 18 to 20 more ANDAs in 2003. The process of bringing new products to market and the cost associated with research and development involves many uncertainties, including, among other things, unforeseen changes in market conditions, and regulatory or legal challenges. As such, no assurance can be given that the Company will file ANDAs with the FDA, obtain FDA approval or launch any of the products that are currently in development.

     PROFIT SHARING ON OMEPRAZOLE. In the fourth quarter of 2002, the Company began receiving royalty payments as a result of KUDCo's, a subsidiary of Schwarz Pharma AG of Germany, launch of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R). Under terms of its agreement with KUDCo, Genpharm, PRX's strategic partner, is currently receiving a 15 percent share of the profits, as defined in their agreement, generated by KUDCo's sales of omeprazole. Through its partnership agreement with Genpharm, PRX is currently receiving 25 percent of Genpharm's profit. KUDCo's launch of omeprazole is "at risk" because Astra appealed the court's patent infringement decision. The full impact of KUDCo's omeprazole launch on the Company's revenues is unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole. In December 2002, the Company recognized $755 of revenues related to its share of Genpharm's profits. The December 2002 revenues were significantly reduced as Genpharm recovered out-of-pocket development and legal expenses incurred during the product development and litigation process. Unless there is a court ruling that is unfavorable to KUDCo in the pending appeal by Astra, in which case the Company could be obligated to return any payments received from Genpharm, the Company anticipates recording revenues of up to $20,000 in fiscal year 2003 from its share of the profits on omeprazole.

     LEGAL PROCEEDINGS. The Company prevailed against Alpharma USPD, Inc. ("Alpharma") in an interference proceeding before the U.S. Patent and Trademark Office regarding PRX's patents and applications relating to megestrol acetate oral suspension formulations. Additionally, PRX filed suit against Alpharma in the U.S. District Court, Southern District of New York in February 2002. Alpharma has now entered into a consent judgment and order of permanent injunction in this matter. Alpharma is now enjoined from making, using, selling or importing its megestrol oral suspension product. PRX believes these proceedings validate its strategy of developing products based on patented science and technology. The Company expects megestrol oral suspension to be a strong contributor to its earnings in 2003.

     In February 2003, Three Rivers reached a final settlement with Schering Corporation ("Schering") in the patent litigation case of Rebetol(R) brand ribavirin. Schering has provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. Although the license does not remove all existing legal hurdles to distribute this product, the Company believes it significantly improves the likelihood of Par and Three Rivers eventually marketing ribavirin.

     ACQUISITION OF FINETECH. On March 15, 2002, the Company terminated its negotiations with International Specialty Products ("ISP") related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred following the announcement of the proposed transaction. Pursuant to the termination of negotiations, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,262 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statements of operations in fiscal year 2002.

     The Company subsequently purchased FineTech, based in Haifa, Israel, from ISP in April 2002 for approximately $32,000 and incurred $1,237 in related acquisition costs, all of which were financed by its cash-on-hand. The Company acquired the physical facilities, intellectual property and patents of FineTech and retained all FineTech employees. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also has the ability to manufacture in small quantities complex synthetic active pharmaceutical ingredients at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current Good Manufacturing Practices ("cGMP") standards. The Company is in the process of transferring a portion of FineTech's personnel and technological resources to a laboratory facility in Rhode Island. FineTech is operated as an independent, wholly-owned subsidiary of PRX and provides immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

     REINCORPORATION. In fiscal year 2003, the Company intends to submit for shareholder approval a proposal to change its state of incorporation from New Jersey to Delaware (the "Reincorporation"). The Reincorporation will be effected by the merger of the Company with and into a wholly-owned Delaware subsidiary of the Company formed solely for the purpose of consummating the Reincorporation. The operations, business, assets and liabilities of the Company, as well as its directors and officers, will be unaffected by the Reincorporation. The surviving corporation of the Reincorporation shall retain the name "Pharmaceutical Resources, Inc." and the Company's common stock will continue to be listed and traded on the New York Stock Exchange ("NYSE") under the symbol "PRX". In addition to the Reincorporation, the Company expects to shortly change the state of incorporation of Par from New Jersey to Delaware.

PRODUCT LINE INFORMATION

     The Company operates in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.

     Par markets 69 products, representing various dosage strengths for 25 drugs that are manufactured by the Company and 87 additional products, representing various dosage strengths for 34 drugs that are manufactured for it by other companies. Par holds ANDAs for the drugs it manufactures. Below is a list of drugs manufactured and/or distributed by Par, including several brand-name products, Capoten(R), Capozide(R), Questran(R) and Questran Light(R), and Sumycin(R), the Company sells through an agreement with BMS. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

                       NAME                 COMPETITIVE BRAND-NAME DRUG
                       ----                 ---------------------------
                  CENTRAL NERVOUS SYSTEM:
                  Biperiden Hydrochloride            Akineton
                  Benztropine Mesylate               Cogentin
                  Buspirone Hydrochloride            BuSpar
                  Doxepin Hydrochloride              Sinequan, Adapin
                  Fluoxetine                         Prozac
                  Fluphenazine Hydrochloride         Prolixin
                  Imipramine Hydrochloride           Tofranil
                  Tizanidine Hydrochloride           Zanaflex
                  Triazolam                          Halcion

                  CARDIOVASCULAR:
                  Acebutolol Hydrochloride           Sectral
                  Amiodarone Hydrochloride           Cordarone
                  Captopril                          Capoten
                  Captopril & HCTZ                   Capozide
                  Doxazosin Mesylate                 Cardura
                  Enalapril Maleate                  Vasotec
                  Enalapril Maleate & HCTZ           Vaseretic
                  Flecainide Acetate                 Tambocor

                  Guanfacine                         Tenex
                  Hydralazine Hydrochloride          Apresoline
                  Hydra-Zide                         Apresazide
                  Indapamide                         Lozol
                  Isosorbide Dinitrate               Isordil
                  Lisinopril                         Zestril
                  Minoxidil                          Loniten
                  Nicardipine Hydrochloride          Cardene
                  Sotalol Hydrochloride              Betapace

                  ANALGESIC/ANTI-INFLAMMATORY:
                  Aspirin (zero order release)       Zorprin
                  Carisoprodol & Aspirin             Soma Compound
                  Dexamethasone                      Decadron
                  Etodolac                           Lodine
                  Ibuprofen                          Advil, Nuprin, Motrin
                  Orphengesic/Orphengesic Forte      Norgesic/Norgesic Forte
                  Oxaprozin                          Daypro
                  Tramadol Hydrochloride             Ultram

                  ANTI-BACTERIAL:
                  Doxycycline Monohydrate            Monodox
                  Silver Sulfadiazine (SSD)          Silvadene
                  Tetracycline                       Sumycin

                  ANTI-DIABETIC:
                  Metformin Hydrochloride            Glucophage

                  ANTI-DIARRHEAL:
                  Diphenoxylate Hydrochloride & Atropine Sulfate  Lomotil

                  ANTIEMETIC:
                  Meclizine Hydrochloride            Antivert
                  Prochlorperazine Maleate           Compazine

                  ANTI-GOUT:
                  Allopurinol                        Zyloprim

                  ANTI-HISTAMINIC:
                  Cyproheptadine Hydrochloride       Periactin

                  ANTI-NEOPLASTIC:
                  Hydroxyurea                        Hydrea
                  Megestrol Acetate                  Megace
                  Megestrol Acetate Oral Suspension  Megace Oral Suspension

                  ANTI-PARKINSON:
                  Selegiline Hydrochloride           Eldepryl

                  ANTI-THROMBOTIC:
                  Ticlopidine Hydrochloride          Ticlid

                  ANTI-ULCERATIVE:
                  Ranitidine Hydrochloride           Zantac
                  Famotidine                         Pepcid
                  Nizatidine                         Axid

                  ANTI-VIRAL:
                  Acyclovir                          Zovirax

                  ANTI-HYPERTHYROID:
                  Methimazole                        Tapazole

                  BRONCODILATOR:
                  Metaproterenol Sulfate             Alupent

                  CHOLESTEROL LOWERING:
                  Lovastatin                         Mevacor
                  Cholestyramine                     Questran

                  GENTRO-URINARY (DIURETIC):
                  Amiloride Hydrochloride            Midamor

                  GLUCORTICOID:
                  Methylprednisolone                 Medrol

                  OVULATION STIMULANT:
                  Clomiphene Citrate                 Clomid

     From January 1, 2002 to March 1, 2003, the FDA approved ANDAs filed by either the Company or its strategic partners for the following drugs: buspirone 5 mg, 10 mg and 15 mg tablets; ciprofloxacin 100 mg, 250 mg, 500 mg and 750 mg; doxycycline 75 mg; fluoxetine 10 mg and 20 mg capsules; lisinopril 2.5 mg, 5 mg, 10 mg, 20 mg, 30 mg and 40 mg tablets; metformin hydrochloride 500 mg, 850 mg and 1,000 mg tablets; nizatidine 150 mg and 300 mg capsules; tizanidine 2 mg and 4 mg tablets; and tramadol 50 mg tablets. In addition, the Company or its strategic partners received tentative FDA approval in the same period for the following drugs: loratadine 10 mg tablets; mirtazapine 15 mg, 30 mg and 45 mg tablets; omeprazole delayed release 10 mg and 20 mg capsules; quinapril 5 mg, 10 mg, 20 mg and 40 mg tablets; torsemide 5 mg, 10 mg, 20 mg and 100 mg tablets; and zolpidem tartrate 5 mg and 10 mg tablets.

     The Company has two patents related to its unique formulation of megestrol acetate oral suspension. The U.S. Patent and Trademark Office granted the patents, United States Patent No. 6,028,065 and No. 6,268,356, on March 1, 2000 and July 31, 2001, respectively.

     The Company seeks to introduce new products not only through its internal research and development program, but also through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As part of that strategy, the Company has pursued and continues to pursue arrangements and affiliations which it believes could provide access to raw materials at favorable prices, share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company's existing material distribution and supply agreements are described in Notes to Consolidated Financial Statements - Distribution and Supply Agreements. In fiscal year 2002, the Company entered into several new agreements, which are described below.

     The Company is selling five of BMS's brand products, the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic, through the BMS Asset Purchase Agreement, dated March 5, 2002. The Company obtained the right to sell these products manufactured by BMS through a legal settlement and began selling the products in March 2002.

     In December 2002, the Company entered in a supply and distribution agreement with Genpharm and Leiner Health Products, LLC. ("Leiner") related to the recent switch of loratadine 10 mg tablets (Claritin(R)) from prescription to over-the counter. Pursuant to the agreement, Genpharm has agreed to manufacture the product and Leiner has agreed to market and engage in over-the-counter distribution of the product in the United States and its territories for Par. The Company is to receive a portion of installment payments made to Genpharm by Leiner in fiscal year 2003 totaling $594 in addition to a percentage of the net profit attributable to Leiner sales.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities consist of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future,
(ii) researching and developing new product  formulations based upon such drugs,
(iii)  obtaining  approval from the FDA for such new product  formulations,  and
(iv) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time consuming and there can be no assurance that any products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other strategic reasons.

     The research and development of oral solid and suspension products, including preformulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, availability of funding, problems relating to formulation and safety or efficacy or patent issues associated with the product.

     The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required for FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and currently cost between $100 to $500 for each biostudy. During fiscal year 2002, the Company contracted with outside laboratories, expending $1,502 to conduct biostudies for four potential new products, and will continue to do so in the future. In addition, the Company shared in certain costs for biostudies totaling $630 for products in development with its strategic partners. Biostudies must be conducted and documented in conformity with FDA standards (see "-Government Regulation").

     As part of its internal research and development program, the Company has approximately 15 products in active development. The Company expects that approximately ten of these products will be the subject of biostudies in fiscal year 2003, but has not filed any ANDAs with respect to such potential products. In addition, the Company from time to time enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. Although there can be no assurance, annual research and development expenses for fiscal year 2003, including certain payments to non-affiliated companies, are expected to increase by approximately 30% to 40% from fiscal year 2002.

     As a result of its internal product development program, the Company currently has nine ANDAs pending with the FDA, three of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 19 ANDAs pending with the FDA, four of which have received tentative approval, that have been filed by the Company or one of its strategic partners, for potential products covered under various distribution agreements. No assurance can be given that the Company or any of its strategic partners will successfully complete the development of products either under development or proposed for development, that they will obtain regulatory approval for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold at a profit.

     To supplement its own internal development program, the Company enters into development and license agreements with third parties with respect to the development and marketing of new products and technologies. The Company's existing material product development agreements are described in Notes to Consolidated Financial Statements - Research and Development Agreements and Research and Development Ventures. In fiscal year 2002, the Company entered into the following new agreements, which are described below.

     In November 2002, the Company amended its agreement (the "Supply and Marketing Agreement") with Pentech Pharmaceuticals, Inc. ("Pentech"), dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, as amended, Par has the exclusive right to market, sell and distribute the product in the United States and its territories and will pay Pentech a percentage of the gross profit from sales on the product. Paroxetine hydrochloride is the generic version of GlaxoSmithKline's Paxil(R). Currently, GlaxoSmithKline markets Paxil(R) only in tablet form. Paxil(R), a selective serotonin reuptake inhibitor, is indicated for the treatment of depression and other disorders. Par believes that its ANDA submission for paroxetine hydrochloride capsules is the first to be filed with a paragraph IV certification. The Company believes that another generic drug company has first-to-file status for the tablet form of this product. Par intends to market a capsule form of the product. Pursuant to the Supply and Marketing Agreement with Pentech, Par is responsible for payment of all legal expenses up to $2,000, which have been expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments. In fiscal year 2003, Par will be responsible for Pentech costs associated with the project up to $1,300, which will be charged to research and development expenses as incurred.

     The Company and Three Rivers entered into a license and distribution agreement in July 2002 (the "Three Rivers Distribution Agreement"), which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Ribavirin, a synthetic nucleoside analogue with antiviral activity, is indicated for the treatment of hepatitis C, a chronic condition, which according to the Company's market research, is suffered by approximately four million Americans. Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Upon FDA approval and final marketing clearance, Par will have the exclusive right to sell the product in non-hospital markets and will be required to pay Three Rivers a percentage of the gross profits, as defined in the agreement. In addition, the Company paid Three Rivers $1,000, which was charged to research and development expenses in fiscal year 2002, and agreed to pay Three Rivers $500 at such time Par commercially launches the product. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and is currently in litigation with the patent holders. According to current FDA practice, Par believes it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug. If successful, Par could introduce ribavirin in the 2003 to 2004 timeframe.

     In May 2002, the Company entered into an agreement with Nortec to develop an extended release generic version of a currently marketed branded extended release pharmaceutical product. Under the terms of the agreement, the Company obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. If formulation and development are successful, the ANDA for the drug could be submitted to the FDA in 2004 and will include a Paragraph IV certification. The Company and Nortec have agreed to collaborate on the formulation, while Par has agreed to serve as the exclusive marketer and distributor of the product.

     In June 2002, the Company expanded its collaboration with Nortec to develop an extended release generic version of another currently marketed, branded extended release pharmaceutical product. Under the terms of the new agreement, Par also obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. If successful in development, the Company expects to submit an ANDA to the FDA for the product in 2003. The Company and Nortec have agreed to collaborate on the formulation, while Par has agreed to serve as the exclusive marketer and distributor of the product.

     Pursuant to these agreements with Nortec, the Company made non-refundable payments totaling $1,000, which were charged to research and development expenses in fiscal year 2002. The Company also agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of the two potential products and $600 for each product on the day of its first commercial sale. In addition to these payments, the Company agreed to pay Nortec a royalty on net sales of the products, as defined in the agreements.

     In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") with Genpharm, to expand its strategic product partnership. Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered under this agreement. In the second quarter of 2002, the Company paid Genpharm a non-refundable fee of $2,000 for two products, loratadine 10 mg tablets and mirtazapine tablets, which have been tentatively approved by the FDA. Although there can be no assurance, the Company anticipates bringing the two products to market in fiscal year 2003. The Company will also be required to pay an additional non-refundable fee of up to $414 based upon FDA acceptance of filings for six of the nine remaining products. There are ANDA's for three of these potential products covered under the Genpharm 11 Product Agreement, pending with, and awaiting approval from, the FDA.

     In April 2002, the Company entered into an agreement with RTI to establish a joint venture partnership in the United States. The new joint venture was named SVC Pharma and is owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI has agreed to provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI has agreed to provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par has agreed to provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies have agreed to share equally in expenses and profits. SVC Pharma has identified several candidates for drug development, the first of which has the potential to be marketed by the Company late in fiscal year 2004. The Company's funding of $952, related to the first project, began in the fourth quarter of fiscal year 2002. The Company accounts for its share of the expenses of SVC Pharma with a charge to research and development as incurred.

     For fiscal year 2002, the Company increased research and development spending to $17,910 from $11,113 and $7,634, respectively, in fiscal years 2001 and 2000. The increase in 2002 reflects payments to Elan related to the development of a clonidine transdermal patch and other products; external development costs as described above and, to a lesser extent, increased personnel costs and the acquisition of FineTech.

MARKETING AND CUSTOMERS

     The Company primarily markets its products under the Par label to wholesalers, retail drug store chains, managed health care providers, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its own sales staff. Some of the Company's wholesalers and distributors purchase products that are warehoused for certain drug chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. The Company promotes its products primarily through incentive programs with its customers, at trade shows and through advertisements in trade journals.

     The Company has approximately 140 customers, some of which are part of larger buying groups. In fiscal year 2002, the Company's three largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., and Walgreen Co. accounted for approximately 17%, 16% and 10%, respectively, of its net sales. The loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse affect on the Company's operating results, prospects and financial condition (see "Notes to Consolidated Financial Statements-Accounts Receivable-Major Customers").

ORDER BACKLOG

     The approximate dollar amount of open orders, believed by management to be firm, as of December 31, 2002 was $18,185, as compared to $12,800 at December 31, 2001 and $4,400 at December 31, 2000. Although open orders are subject to cancellation without penalty, management expects to substantially fill all of such orders in the near future.

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

     When other manufacturers introduce generic products in competition with the Company's existing products, its market share and prices with respect to such existing products typically decline, sometimes substantially, depending largely on, among other things, the number of competitors entering the market. Similarly, the Company's potential for profits is significantly reduced, if not eliminated, as competitors introduce products before the Company. In addition, the Company believes that the shrinking number of significant distribution channels over the past years through consolidation among wholesalers and retailers and the formation of large buying groups have resulted in further pricing pressures. Accordingly, the level of revenues and gross profit generated by the Company's current and prospective products depend, in large part, on the number and timing of introductions of competing products and the Company's timely development and introduction of new products.

     In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market a product for a period of time before any other generic manufacturers may enter the market. At the expiration of such exclusivity periods, other generic manufacturers may enter the market, and as a result the price of the drug may decline significantly (in some instances a price decline has exceeded 90%). As a result of the expected price decline upon the expiration of a marketing exclusivity period, it has become common in the industry for generic pharmaceutical manufacturers, like the Company, that have been granted such exclusivity periods to offer price protection to their customers. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company's new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the quantity remaining in the customer's inventory at the expiration of the exclusivity period. As a result, the total price protection the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers, and the inventory customers have at the expiration of the exclusivity period.

     In July 2001 and August 2001, the Company began marketing megestrol acetate oral suspension, and fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company to 180-days of marketing exclusivity for the products. Generic competitors of the Company received 180-days marketing exclusivity for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company began selling in the first quarter of 2002, following the expiration of such other party's exclusivity period. As expected, additional generic competitors, with products comparable to all three strengths of the Company's fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing the Company received during the exclusivity period, particularly on the 10 mg and 20 mg strengths. Despite another generic approval for megestrol acetate oral suspension in the first quarter of 2002, to date the Company still maintains a significant share of the market for this product. Although megestrol oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance, the rapid growth of the Company's product line through new product introductions and, to a lesser extent, increased sales of certain existing products have somewhat reduced its reliance on each of these key products.

     The principal competitive factors in the generic pharmaceutical market, include, among other things: (i) introduction of other generic drug manufacturer's products in direct competition with the Company's products, (ii) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (v) pricing pressures and product deletions by competitors, (vi) reputation as a manufacturer of quality products, (vii) level of service (including maintaining sufficient inventory levels for timely deliveries), (viii) product appearance, and (ix) breadth of product line.

RAW MATERIALS

     The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved could result, while a new supplier becomes qualified by the FDA and its manufacturing process is judged to meet FDA standards, which, depending on the particular product, could have a material adverse effect on the Company's results of operations and financial condition. Generally the Company attempts to minimize the effects of any such situation by specifying, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures.

EMPLOYEES

     As of December 31, 2002 the Company had approximately 456 employees compared to 393 and 297, respectively, at December 31, 2001 and 2000. The increased headcount levels in fiscal year 2002, primarily in research and development and administrative functions, reflect the continued growth of the Company from fiscal year 2001.

GOVERNMENT REGULATION

     All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally the FDA and, as appropriate, the Drug Enforcement Administration, Federal Trade Commission ("FTC"), and state and local governments. The Federal Food, Drug, and Cosmetic Act (the "Act"), the Controlled Substances Act, and other Federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw approval of drugs in accordance with regulatory due process procedures.

     FDA approval is required before any new drug, including a generic equivalent of a previously approved proprietary drug, can be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things as discussed below, demonstrate that its manufacturing facilities comply with the FDA's cGMP regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. The manufacturer must follow cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

     To obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of the proposed drug. There are currently two basic ways to satisfy the FDA's safety and effectiveness requirements:

     1. NEW DRUG APPLICATIONS ("NDA"): Unless the procedure discussed in paragraph 2 below is permitted under the Act, a prospective manufacturer must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval.

     2. ABBREVIATED NEW DRUG APPLICATIONS: The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). As the safety and efficacy have already been established by the innovator company, the FDA waives the need for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical antifungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

     The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Hatch-Waxman amendments also provide for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

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

     Certain activities of the Company may also be subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws to ensure that the nation's markets function competitively, are vigorous, efficient and free of undue restrictions.

     The Company also is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, and equal employment opportunity.

     The Company is also subject to the recently enacted Sarbanes-Oxley Act (the "SOX Act"), including regulations to be promulgated thereunder. The SOX Act contains a variety of provisions affecting public reporting companies, such as the Company, including its relationship with its auditors, prohibiting loans to executive officers and requiring the evaluations of a company's internal disclosure controls and procedures.

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

     The Company owns another building in Spring Valley, New York, across the street from its executive offices, occupying approximately 36,000 square feet on two acres. This property was acquired in fiscal year 1994 and is used for offices and warehousing. The Company is currently in the process of converting the warehouse and some of the office space into new research and quality control laboratories. The capital project is expected to be completed in fiscal year 2003. The purchase of the land and building was financed by a mortgage loan, which was paid in full in February 2003.

     Par owns a third facility (the "Congers Facility") of approximately 33,000 square feet located on six acres in Congers, New York. The Company has outsourced the operations previously performed at the Congers Facility to BASF and the Halsey Drug Co., Inc. ("Halsey"). In March 1999, Par entered into an agreement to lease the Congers Facility and related machinery and equipment to

Halsey. The lease agreement had an initial term of three years, with an additional two-year renewal period and contains purchase options permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Pursuant to the lease agreement, Halsey paid the purchase options of $150 and $100, respectively, in March of 2002 and 1999. The lease agreement provides for annual fixed rent of $600 per year during the two-year renewal period.

     In fiscal year 2002, the Company leased additional office space in Woodcliff Lake, New Jersey. The lease, as amended in December 2002, covers approximately 41,000 square feet and expires in January 2010. The Company moved certain of its administrative personnel to the facility in July 2002. In the first quarter of 2003, the Company moved additional administrative functions to this location.

     In fiscal year 2003, the Company is planning to move its primary warehousing operation to a facility in Montebello, New York. In August 2002, the Company entered into a ten-year lease expiring in September 2012 to occupy approximately 190,000 square feet of the facility.

     Par occupies approximately 47,000 square feet in a building located in Spring Valley, New York for warehouse space under a lease that expires December 2004. The Company has the option to extend the lease for two additional five-year periods.

     FineTech is currently leasing approximately 8,600 square feet at three locations in Nesher and Technion, Israel, which contain its laboratories and administrative offices. The terms of the lease are for ten years and 11 months, with an additional two-year and 11 month renewal period. In fiscal year 2003, FineTech is planning on moving its laboratories from Technion to Nesher, expanding its space under the current lease by approximately 8,600 additional square feet. FineTech also leases approximately 2,500 square feet of laboratory space in Coventry, Rhode Island. The lease expires in December 2007 and may be extended up to an additional five-year period.

     Israel Pharmaceutical Resources L.P. ("IPR"), a research and development operation owned by the Company, leased approximately 13,000 square feet at Yaacobi House in Even Yehuda, Israel. The term of the lease was to expire in April 2005, and the Company guaranteed IPR's obligations under the lease. In fiscal year 2002, the Company sold the assets of IPR and the lessor of the facility agreed to terminate the lease subject to the fulfillment of certain conditions, including the payment of a $75 fee.

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

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

     Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in fact discovery. Par intends to vigorously defend the lawsuit. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' motion for injunctive relief or their claim for attorneys' fees.

     Par, among others, is a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par intends to vigorously defend these lawsuits. While the outcome of litigation is never certain, Par believes that it will prevail in these lawsuits.

     The Company prevailed against Alpharma in an interference proceeding before the U.S. Patent and Trademark Office regarding PRX's patents and applications relating to megestrol acetate oral suspension formulations. Additionally, PRX filed suit against Alpharma in the U.S. District Court, Southern District of New York in February 2002. Alpharma has now entered into a consent judgment and order of permanent injunction in this matter. Alpharma is hereby enjoined from making, using, selling or importing its megestrol oral suspension product.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

     (a) MARKET INFORMATION. The Company's Common Stock is traded on the NYSE. The following table shows the range of closing prices for the Common Stock as reported by the NYSE for each calendar quarter during the Company's two most recent fiscal years.

                                                 YEAR ENDED IN
                                            2002                2001
                                      ---------------     ----------------
          QUARTER ENDED APPROXIMATELY  HIGH      LOW       HIGH      LOW
          ---------------------------  -----     ---       ----      ---      -
          March 31                    $33.20   $16.10     $13.41    $6.63
          June 30                      29.00    20.91      30.69    12.35
          September 30                 28.60    21.85      41.50    29.91
          December 31                  30.55    20.05      39.06    29.40

     (b) HOLDERS. As of March 21, 2003, there were approximately 2,200 holders of record of the Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

     (c) DIVIDENDS. During fiscal years 2002, 2001 and 2000, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of its financing agreements and its general financial condition. The Company's current loan agreement with General Electric Capital Corporation ("GECC") prohibits the declaration or payment of any dividend, or the making of any distribution, to any of the Company's stockholders (see "Notes to Consolidated Financial Statements-Short-Term Debt").

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                              NUMBER OF
                             SECURITIES TO       WEIGHTED
                             TO BE ISSUED        AVERAGE            NUMBER OF
                             UPON EXERCISE     EXERCISE PRICE     OF SECURITIES
                            OF OUTSTANDING     OF OUTSTANDING      REMAINING
                           OPTIONS, WARRANTS  OPTIONS, WARRANTS   AVAILABLE FOR
         PLAN CATEGORY        AND RIGHTS        AND RIGHTS       FUTURE ISSUANCE
         -------------     -----------------  -----------------  ---------------
     EQUITY COMPENSATION
     PLANS APPROVED BY
     SECURITY HOLDERS:
     2001 Performance Equity
      Plan                      2,751            $28.56             1,249
     1997 Directors Stock
      Option Plan                 138            $18.81                27
     1990 Stock Incentive
      Plan                        134             $3.54                 -

     EQUITY COMPENSATION
     PLANS NOT APPROVED BY
     SECURITY HOLDERS:
     2000 Performance Equity
      Plan                        741             $6.87                54
                                -----                               -----
         Total                  3,764            $23.04             1,330

          In fiscal year 2000, the Company's Board of Directors adopted the 2000 Performance Equity Plan (the "2000 Plan") which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to shareholder approval. The 2000 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless terminated sooner. The Company reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% in the Company (see "Notes to Consolidated Financial Statements-Short-Term Debt").

     (e) RECENT STOCK PRICE. On March 21, 2003, the closing price of a share of the Common Stock on the NYSE was $41.71 per share.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                                                                 THREE     TWELVE
                                               FOR THE YEARS ENDED               MONTHS    MONTHS
                                   ------------------------------------------    ENDED     ENDED
                                                        (*RESTATED)(*RESTATED)(*RESTATED)(*RESTATED)
                                   12/31/02    12/31/01   12/31/00   12/31/99   12/31/98    9/30/98
                                   --------    --------   --------   --------   --------    -------

INCOME STATEMENT DATA                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                          $381,603    $271,035    $85,022    $80,315    $16,775    $59,705
Cost of goods sold                  198,313     161,306     62,332     64,140     17,105     56,135
                                   --------    --------   --------    -------    -------    -------
     Gross margin                   183,290     109,729     22,690     16,175       (330)     3,570

Operating expenses (income):
  Research and development           17,910      11,113      7,634      6,005      1,125      5,775
  Selling, general and
    administrative                   40,215      21,878     16,297     13,509      3,792     12,271
  Settlements                        (9,051)          -          -          -          -          -
  Acquisition termination
    charges                           4,262           -          -          -          -          -
  Asset impairment/restructuring
    charge                                -           -          -          -      1,906      1,212
                                   --------    --------   --------    -------    -------    -------
     Total operating expenses        53,336      32,991     23,931     19,514      6,823     19,258
                                   --------    --------   --------    -------    -------    -------
     Operating income (loss)        129,954      76,738     (1,241)    (3,339)    (7,153)   (15,688)

Other (expense) income                 (305)       (364)       506        906          1      6,261
Interest income (expense)               604        (442)      (916)       (63)        89       (382)
                                   --------    --------   --------    -------    -------    -------
Income (loss) before provision
  for income taxes                  130,253      75,932     (1,651)    (2,496)    (7,063)    (9,809)
Provision for income taxes           50,799      22,010          -          -          -          -
                                   --------    --------   --------    -------    -------    -------
Net income (loss)                   $79,454     $53,922   $(1,651)    $(2,496)   $(7,063)   $(9,809)
                                   ========    ========   ========    =======    =======    =======

Net income (loss) per share of
  common stock:
Basic                                 $2.46       $1.76      $(.06)     $(.08)     $(.24)    $(.46)
                                   ========    ========   ========    =======    =======    =======
Diluted                               $2.40       $1.68      $(.06)     $(.08)     $(.24)     $(.46)
                                   ========    ========   ========    =======    =======    =======

Weighted average number of
  common shares
  outstanding:
Basic                                32,337      30,595     29,604     29,461     29,320     21,521
                                   ========    ========   ========    =======    =======    =======
Diluted                              33,051      32,190     29,604     29,461     29,320     21,521
                                   ========    ========   ========    =======    =======    =======


BALANCE SHEET DATA
Working capital                    $136,305    $102,867    $18,512    $21,221    $24,208    $29,124
Property, plant and equipment
  (net)                              27,055      24,345     23,560     22,681     22,789     24,283
Total assets                        301,457     216,926     93,844     92,435     88,418     93,576
Long-term debt, less current
  portion                             2,426       1,060        163      1,075      1,102      1,143
Shareholders' equity                220,790     138,423     64,779     65,755     67,329     74,328





* Restated as described in Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT
JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATION, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS IN ABSORBING ACQUISITIONS (ix) OBTAINING OR LOSING 180-DAY EXCLUSIVITY ON PRODUCTS AND (x) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     FISCAL YEAR 2000 RESULTS GIVE EFFECT TO THE RESTATEMENT DESCRIBED IN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. THE FINANCIAL DATA CONTAINED IN THIS
SECTION IS IN THOUSANDS.

RESULTS OF OPERATIONS

GENERAL

     The Company  experienced  significant  sales,  gross  margin and net income growth in fiscal year 2002 when compared to fiscal year 2001. Net income of $79,454 for the year ended December 31, 2002 increased $25,532 from $53,922 for the year ended December 31, 2001. Net income in 2001 included the favorable impact from the reversal of a previously established valuation allowance of $9,092 related to net operating loss ("NOL") carryforwards. Net sales reached a historical high of $381,603 in 2002, an increase of $110,568, or 41%, from 2001. The increased revenues were primarily the result of new product introductions in fiscal year 2002 and the continuing success of megestrol acetate oral suspension (Megace(R) Oral Suspension), introduced in the third quarter of 2001. The revenue increase was achieved despite lower sales of fluoxetine (Prozac(R)) 10 mg and 20 mg tablets, which were introduced with 180-day exclusivity in August 2001 and experienced severe price competition in fiscal year 2002. The sales growth generated increased gross margins of $183,290, or 48% of net sales, in fiscal year 2002, compared to $109,729, or 40% of net sales, in 2001. Results for fiscal year 2002 included increased spending on research and development and selling, general and administrative expenses of $6,797 and $18,337, respectively, primarily due to increased activity with outside development partners, and additional legal fees, personnel costs, product liability insurance and shipping costs associated with new product launches. Additionally, the Company recorded income from settlements of $9,051 in the first quarter of 2002 related to the termination of its litigation with BMS and acquisition termination charges of $4,262 in connection with its termination of the acquisition of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio. The Company subsequently purchased FineTech, based in Haifa, Israel, from ISP in April 2002. The purchase of FineTech did not have a material effect on the Company's earnings for fiscal year 2002.

     The Company's net income of $53,922 for fiscal year 2001, which included the reversal of a previously established valuation allowance related to NOL carryforwards, increased $55,573 from a net loss of $1,651 for fiscal year 2000. The Company did not recognize a tax benefit for its losses in fiscal year 2000. The revenue increase of $186,013, or 219%, in 2001 from revenues generated during 2000, reflected the successful launch of three products that benefited from marketing exclusivity in fiscal year 2001, fluoxetine 10 mg and 20 mg tablets, fluoxetine 40 mg capsules and megestrol acetate oral suspension. Net sales were $271,035 for fiscal year 2001 compared to net sales of $85,022 in fiscal year 2000. Accompanying the sales growth, the gross margins increased to $109,729, or 40% of net sales, in 2001, from $22,690, or 27% of net sales, in 2000. The improved results included an increased investment in research and development, which totaled $11,113 for fiscal year 2001, an increase of $3,479 from fiscal year 2000. In fiscal year 2001, selling, general and administrative costs were $21,878, an increase of $5,581 from the previous year, primarily due to additional marketing programs, shipping costs and legal fees associated with new product launches.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 28 ANDAs (seven of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, without having to split gross profits with its strategic partners, would contribute higher gross margins than products covered under distribution agreements (see "Notes to Consolidated Financial Statements-Research and Development Agreements" and "-Distribution and Supply Agreements").

     In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Dr. Reddy's Laboratories Ltd. ("Reddy") and Alphapharm Pty Ltd., an Australian subsidiary of Merck KGaA, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which as first-to-file opportunities entitled the Company to 180-days of marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under a distribution agreement with Reddy and fluoxetine 10 mg and 20 mg tablets covered under a distribution agreement with Genpharm. Generic competitors of the Company received 180-days marketing exclusivity for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company began selling in the first quarter of 2002 following the expiration of such other party's exclusivity period. As expected, additional generic competitors, with products comparable to all three strengths of the Company's fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Despite another generic approval for megestrol acetate oral suspension in the first quarter of 2002, to date the Company still maintains a significant share of the market for this product. Although megestrol oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance, the rapid growth of the Company's product line through new product introductions and, to a lesser extent, increased sales of certain existing products have reduced its reliance on each of these key products.

     Critical to the continued growth of the Company is the introduction of new manufactured and distributed products at selling prices that generate significant gross margins. The Company, through its internal development program and strategic alliances, is committed to developing new products that have limited competition and longer product life cycles. In addition to new product introductions expected as part of its various strategic alliances, the Company plans to continue to invest in its internal research and development efforts while seeking additional products for sale through new and existing distribution agreements, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products as a result of its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale.

     Sales and gross margins of the Company's products are principally dependent upon (i) pricing and product deletions by competitors, (ii) the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (iii) the ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits from any one product,
(iv) the continuation of existing distribution agreements, (v) the introduction of new distributed products, (vi) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) the willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) approval of ANDAs and introduction of new manufactured products, (ix) granting of potential exclusivity periods, (x) market penetration for the existing product line and
(xi) the level of customer service (see "Business-Competition").

NET SALES

     Net sales of $381,603 for fiscal year 2002 increased $110,568, or 41%, from net sales in fiscal year 2001. The sales increase was primarily due to higher sales of megestrol acetate oral suspension, introduced in late July 2001, new products introduced in fiscal year 2002, particularly tizanidine (Zanaflex(R)), metformin (Glucophage(R)), flecainide (Tambocor(R)) and nizatidine (Axid(R)), sold under distribution agreements with Reddy or Genpharm, and the addition of five BMS brand products, sold pursuant to an agreement with BMS. Net sales of fluoxetine and megestrol acetate oral suspension in fiscal year 2002 were $89,952 and $83,022, respectively, compared to $122,270 and $43,869, respectively, in the prior year. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 60% and 66%, respectively, of the Company's net sales in fiscal years 2002 and 2001. The Company is substantially dependent upon distributed products for its overall sales, and as the Company introduces new products under its distribution agreements, it is expected that this dependence will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

     The Company's exclusivity period for fluoxetine expired in late-January 2002. The Company established a price protection reserve with respect to fluoxetine during the exclusivity period of approximately $34,400, based on its estimate that between eight and ten additional generic manufacturers would introduce and market comparable products for the 10 mg and 20 mg tablets and between one and three  additional  manufacturers  would  introduce  and market a comparable product for the 40 mg capsules. In fiscal year 2002, the Company issued price protection credits totaling approximately $27,400 and eliminated the price protection reserve it believed was no longer necessary. Pursuant to distribution agreements with strategic partners, the elimination of the remaining reserve had a favorable impact on the Company's gross margin of approximately $1,800 in fiscal year 2002. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price the Company charged during the exclusivity period. Accordingly, the Company's sales and gross margins generated by fluoxetine in fiscal year 2002 were and will continue to be adversely affected (see "Notes to Consolidated Financial Statements-Accounts Receivable").

     The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent. However, at this time the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and take steps necessary to protect its intellectual property rights. Although competitors may be taking the steps necessary to enter the market, the Company believes it will be difficult for them to successfully enter this market because of patents owned by BMS or the Company. Megestrol acetate oral suspension is still anticipated by the Company to be a significant profit contributor for fiscal year 2003, despite the potential of competition. In accordance with the Company's accounting policies, the Company did not record a price protection reserve for megestrol acetate oral suspension as of December 31, 2002. The Company will continue to evaluate the effect of potential competition and will record a price protection reserve when and as it deems necessary.

     Pursuant to a profit sharing agreement with Genpharm (the "Genpharm Profit Sharing Agreement"), the Company will receive a portion of the profits generated from the sale of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R). In November 2001, the FDA granted Genpharm 180 days' marketing co-exclusivity for 10 mg and 20 mg doses of omeprazole. The exclusivity would have allowed only Genpharm and/or Andrx Corporation ("Andrx") "), a pharmaceutical company located in Fort Lauderdale, Florida, to enter the market during the exclusivity period. Under the Genpharm Profit Sharing Agreement, the Company was entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole. In November 2002, the Company announced that Genpharm and Andrx, in conjunction with KUDCo, a subsidiary of Schwarz Pharma AG of Germany, had relinquished exclusivity rights for 10 mg and 20 mg doses of omeprazole, thereby allowing KUDCo to enter the market with a generic version of Prilosec(R). As a result, KUDCo received final ANDA approval from the FDA for its generic version of Prilosec(R). The terms of the agreement provide Genpharm with an initial 15% share of KUDCo's profits, as defined in their agreement, with a subsequent reduction over time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole "at risk" because Astra appealed the court's patent infringement decision. The full impact of KUDCo's omeprazole launch on the Company's revenues is presently unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole. In December 2002, the Company recognized $755 of revenues related to its share of Genpharm profits, which were significantly reduced as Genpharm recovered out-of-pocket development and legal expenses incurred during the product development and litigation process. These expenses were substantially recovered by Genpharm in 2002. Unless there is a court ruling that is unfavorable to KUDCo in the pending appeal by Astra, in which case the Company could be obligated to return any payments received from Genpharm, the Company anticipates recording revenues of up to $20,000 in fiscal year 2003 from its share of the profits on omeprazole.

     Net sales for fiscal year 2001 of $271,035 increased $186,013, or 219%, from net sales of $85,022 for fiscal year 2000. The sales increase was primarily due to the launch in the third quarter of 2001 of fluoxetine 10 mg and 20 mg tablets sold under a distribution agreement with Genpharm, fluoxetine 40 mg capsules sold under a distribution agreement with Reddy, and megestrol acetate oral suspension manufactured by the Company. Net sales of distributed products represented approximately 66% and 64%, respectively, of the Company's net sales in fiscal years 2001 and 2000.

GROSS MARGINS

     The gross margin for fiscal year 2002 of $183,290 (48% of net sales) increased $73,561 from $109,729 (40% of net sales) in the prior year. The gross margin improvement was achieved primarily through the additional contributions from sales of higher margin new products, including megestrol acetate oral suspension and, to a lesser extent, increased sales of certain existing products. Megestrol acetate oral suspension contributed an additional $33,552 in fiscal year 2002 to the gross margin improvement when compared to fiscal year 2001. As previously discussed, additional generic drug manufacturers introduced comparable fluoxetine products at the expiration of the Company's exclusivity period that adversely affected the Company's sales volumes, selling prices and gross margins for such products, particularly the 10 mg and 20 mg strengths. The effects of gross margin declines from lower pricing on the fluoxetine 40 mg capsule have been partially offset, however, by an increase in the Company's profit sharing percentage under an agreement with Reddy. Although aggregate sales of the fluoxetine products declined in 2002, the increased profits on the 40 mg capsule lessened the impact of the lower margin contributions from the 10 mg and 20 mg strengths. The Company's gross margin for megestrol acetate oral suspension could also decline if additional manufacturers enter the market with comparable generic products.

     The gross margin of $109,729 (40% of net sales) for fiscal year 2001 increased $87,039 from $22,690 (27% of net sales) in fiscal year 2000. The gross margin improvement was achieved through additional contributions from sales of higher margin new products and, to a lesser extent, increased sales of certain existing products and more favorable manufacturing overhead variances. For fiscal year 2001, fluoxetine, which is subject to profit sharing agreements with Genpharm and Reddy, contributed approximately $38,736 to the gross margin improvement while megestrol acetate oral suspension contributed approximately $34,613.

     Inventory write-offs amounted to $3,096 for fiscal year 2002 compared to $1,790 in fiscal year 2001. The increase was primarily attributable to normally occurring write-offs resulting from increased production required to meet higher sales and inventory levels. The inventory write-offs, taken in the normal course of business, are related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives. In addition, the Company experienced both the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards in fiscal year 2002.

     Inventory write-offs of $1,790 for fiscal year 2001 were comparable to $1,645 in fiscal year 2000. In addition to write-offs taken in the normal course of business, inventory write-offs in fiscal year 2001 included the disposal of validation batches related to manufacturing process improvements.

     In fiscal year 2002, the Company's top four selling products accounted for approximately 57% of net sales compared to 70% and 45%, respectively, of net sales in fiscal years 2001 and 2000. One of the products, tizanidine, was not one of the top four products in either of the preceding periods and accounted for approximately 6% of the Company's total 2002 net sales. The aggregate sales and gross margins generated by fluoxetine and megestrol acetate oral suspension continued to account for a significant portion of the Company's overall sales and gross margins in both fiscal years 2002 and 2001 and any further reductions in pricing for these products will continue to reduce future contributions of these products to the Company's overall financial performance. Although there can be no such assurance, the Company anticipates continuing to introduce new products in fiscal year 2003 and attempt to increase sales of certain existing products in an effort to offset the sales and gross margin declines resulting from competition on any of its significant products. The Company will also try to reduce the overall impact of the top four products, by adding additional products through new and existing distribution agreements and seeking to gain efficiencies through manufacturing process improvements.

OPERATING EXPENSES/INCOME

  RESEARCH AND DEVELOPMENT
     Research and development expenses of $17,910 for fiscal year 2002 increased $6,797, or 61%, from $11,113 for the prior year. The increased costs were primarily attributable to additional payments of approximately $7,100 for
development   work  performed  for  the  Company  by   unaffiliated   companies,
particularly Elan Transdermal Technologies, Inc. ("Elan"), related to the development of a clonidine transdermal patch and other products and, to a lesser extent, higher costs for personnel, the acquisition of FineTech and funding of SVC Pharma, the Company's joint venture partnership. These expenses were partially offset by lower biostudy costs, primarily related to products covered under distribution agreements with Genpharm, in fiscal year 2001.

     Total research and development costs for fiscal year 2003 are expected to exceed the total for fiscal year 2002 by approximately 30% to 40%. The increase is expected as a result of increased internal development activity and projects with third parties, increased research and development venture activity and the inclusion of FineTech activities for the full year.

     The Company purchased FineTech, based in Haifa, Israel, from ISP in April 2002. The Company has enjoyed a long-standing relationship with FineTech for more than seven years. One of the Company's potential first-to-file products, latanoprost, resulted from the Company's relationship with FineTech. In addition, the Company and FineTech are currently collaborating on two additional products for which ANDAs have already been filed with the FDA (see "Notes to Consolidated Financial Statements-Acquisition of FineTech").

     In April 2002, the Company entered into an agreement with RTI to establish a joint venture partnership in the United States. The new joint venture was named SVC Pharma and is owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI has agreed to provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI has agreed to provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par has agreed to provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies have agreed to share equally in expenses and profits. SVC Pharma has identified several candidates for drug development, the first of which has the potential to be marketed by the Company late in fiscal year 2004. The Company's funding of $952 related to the first project began in the fourth quarter of fiscal year 2002 and was charged to research and development expenses. The Company accounts for its share of the expenses of SVC Pharma with a charge to research and development as incurred.

     The Company currently has nine ANDAs for potential products (three tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least ten additional products during fiscal year 2003.

     Under the Genpharm 11 Product Agreement, Genpharm will develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par will serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this agreement. Currently, there are five ANDAs for potential products (two tentatively approved) covered under the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA (see "Notes to Consolidated Financial Statements-Research and Development Agreements").

     The Company and Genpharm entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are seven ANDAs for potential products (two tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

     Genpharm and the Company share the costs of developing products covered under an agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000. The Company is currently marketing two products under the Genpharm Additional Product Agreement (see "Notes to Consolidated Financial Statements-Distribution and Supply Agreements-Genpharm, Inc.").

     In fiscal year 2001, the Company incurred research and development expenses of $11,113 compared to $7,634 for fiscal year 2000. The increased costs were primarily attributable to payments to Elan related to the development of a clonidine transdermal patch and higher costs for raw material, biostudies, including those related to products developed by Genpharm, personnel and additional payments for formulation development work performed for the Company by unaffiliated companies.

  SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative costs of $40,215 (11% of net sales) for fiscal year 2002 increased $18,337 from $21,878 (8% of net sales) in fiscal year 2001. The increase in 2002 was primarily attributable to additional legal fees of $6,029, personnel costs of $4,247 and, to a lesser extent, product liability insurance and distribution costs associated with new product introductions and higher sales volumes. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs totaled $2,838 in fiscal year 2002, an increase of $1,489 from the prior year. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation connected with potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative costs in fiscal year 2003 are expected to increase by approximately 10% from fiscal year 2002.

     Although selling, general and administrative costs of $21,878 for fiscal year 2001 increased $5,581, or 34%, over the preceding year, the cost as a percentage of net sales in the respective periods decreased to 8% in 2001 from 19% in 2000. The higher dollar amount in fiscal year 2001 was primarily attributable to additional marketing programs, distribution costs and legal fees associated with new product introductions and, to a lesser extent, increased personnel costs. In fiscal year 2001, shipping costs of $1,349 increased $575 from $774 in fiscal year 2000.

  SETTLEMENTS
     On March 5, 2002 the Company entered into the BMS Asset Purchase Agreement and acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. To obtain the rights to the five products, the Company agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, paid approximately $1,024 in March 2002 and agreed to make an additional payment of approximately $1,025 in the first quarter of 2003. The Company determined, through an independent third party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years beginning in March 2002, with the net amount included in intangible assets on the consolidated balance sheets.

  ACQUISITION TERMINATION CHARGES
     On March 15, 2002, the Company terminated its negotiations with ISP related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred following the announcement of the proposed transaction. Pursuant to the termination of negotiations, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred $1,262 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statements of operations in fiscal year 2002.

OTHER EXPENSE/INCOME

     Other expense of $305 for fiscal year 2002 was comparable to $364 in fiscal year 2001. Other income of $506 in fiscal year 2000 included payments from strategic partners to reimburse the Company for research costs incurred in prior periods.

INTEREST INCOME/EXPENSE

     Net interest income of $604 in fiscal year 2002 was primarily derived from money market and other short-term investments. Net interest expense of $442 and $916 in fiscal years 2001 and 2000, respectively, was primarily due to outstanding balances on the Company's line of credit with GECC during the periods.

INCOME TAXES

     The Company recorded provisions for income taxes of $50,799 and $22,010, respectively, for the years ended December 31, 2002 and 2001 based on the applicable federal and state tax rates for those periods. The provision in fiscal year 2001 was net of tax benefits of $9,092 related to previously unrecognized NOL carryforwards. The Company did not recognize a benefit for its operating losses for fiscal year 2000 (see "Notes to Consolidated Financial Statements-Income Taxes").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $65,121 at December 31, 2002 decreased $2,621 from $67,742 at December 31, 2001. In fiscal year 2002, the Company funded the acquisition of FineTech and capital projects primarily through its operating activities. Working capital, which includes cash and cash equivalents, increased to $136,305 at December 31, 2002 from $102,867 at December 31, 2001, primarily from increases in inventory and accounts receivable due to the Company's sales growth, as well as, maintaining customer service levels. The working capital ratio of 2.83x at December 31, 2002 improved from 2.41x at December 31, 2001.

     A  summary  of  the  Company's   contractual   obligations  and  commercial
commitments as of December 31, 2002 were as follows:

                                                 AMOUNTS DUE IN FISCAL YEARS
                                                 ---------------------------
                                TOTAL                               2005 AND
     OBLIGATION              OBLIGATION         2003        2004   THEREAFTER
     ----------              ----------         ----        ----   ----------
     Operating leases           $21,054       $2,812      $2,927      $15,315
     Industrial revenue bond      2,000          397         384        1,219
     Mortgage loan                  809           39          39          731
     Other                          213          164          49            -
                                -------       ------      ------      -------

     Total obligations          $24,076       $3,412      $3,399      $17,265
                                =======       ======      ======      =======

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several non-affiliated companies for products in various stages of development. These types of payments, the most significant of which are described below, are either capitalized or expensed according to the Company's accounting policies.

     Pursuant to the Genpharm Profit Sharing Agreement, Genpharm will pay the Company its share of profits related to KUDCo's sale of omeprazole 60 days after the month in which the product was sold. The terms of the agreement provide Genpharm with an initial 15% share of KUDCo's profits, as defined in their agreement, with a subsequent reduction over time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole "at risk" because Astra appealed the court's patent infringement decision. In December 2002, the Company recognized $755 of revenues related to its share of Genpharm profits. Unless there is a court ruling that is unfavorable to KUDCo in the pending appeal by Astra, in which case the Company could be obligated to return any payments received from

Genpharm, the Company anticipates receiving up to $17,000 in cash in fiscal year 2003 from its share of the profits on omeprazole.

     In November 2002, the Company amended the Supply and Marketing Agreement with Pentech, dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, Par is responsible for all legal expenses up to $2,000, which have been expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments. In fiscal year 2003, Par will also be responsible for Pentech costs associated with the project up to $1,300, which will be charged to research and development expenses as incurred.

     Pursuant to its joint venture partnership with RTI named SVC Pharma, the Company agreed to share equally in expenses and profits of the partnership. The Company's funding of $952 related to the first project began in the fourth quarter of fiscal year 2002. The Company accounts for its share of the expenses of SVC Pharma with a charge to research and development as incurred.

     In July 2002, the Company and Three Rivers entered into the Three Rivers Distribution Agreement, which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance and pay Three Rivers a percentage of the gross profits as defined in the agreement. The Company paid Three Rivers $1,000 in November 2002, which was charged to research and development during the period, and agreed to pay Three Rivers $500 at such time Par commercially launches the product.

     The Company made non-refundable payments totaling $1,000 pursuant to its agreements with Nortec, entered into in the second quarter of 2002, which were charged to research and development expenses during the period. In addition, the Company agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of two potential products and $600 for each product on the day of the first commercial sale (see-"Notes to Consolidated Financial Statements-Research and Development Agreements").

     In April 2002, the Company entered into the Genpharm 11 Product Agreement pursuant to which Genpharm agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of the products covered under this agreement. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000, included in intangible assets on the consolidated balance sheets, in the second quarter of 2002 for two of the products. In addition, the Company will be required to pay an additional non-refundable fee of up to $414 based upon FDA acceptance of filings for six of the nine remaining products.

     In April 2002, the Company purchased FineTech, a portion of ISP's fine chemical business based in Haifa, Israel, from ISP for approximately $32,000 and $1,237 in related acquisition costs, all of which were financed by its cash-on-hand (see "Notes to Consolidated Financial Statements-Acquisition of FineTech").

     As of December 31, 2002 the Company had payables due to distribution agreement partners of $18,163, related primarily to amounts due pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital in the first quarter of 2003.

     In December 2002, the Company and Elan terminated an agreement (the "Development, License and Supply Agreement"), dated December 2001, to develop several modified release drugs over the next five years. The Company paid Elan $1,902 in fiscal years 2002 and 2003, which was charged to research and development expenses, for a product covered under the Development, License and Supply Agreement, thereby completing its obligations pursuant to the agreement.

     In December 2001, the Company made the first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware Corporation and software developer and owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through December 31, 2002, the Company had invested $768 of its potential investment. Due to HighRapids current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment was expensed as incurred in fiscal years 2002 and 2001 and included in other expense on the consolidated statements of operations (see-"Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005% (Xalatan(R)). Pursuant to this agreement, Par paid Breath Ltd. $2,500 in fiscal year 2001 and an additional $2,500 in the first quarter of 2002, which are included in intangible assets on the consolidated balance sheets.

     The Company paid FineTech a total of $2,000 from September 2000 through September 2001, which is included in intangible assets on the consolidated balance sheets, pursuant to an agreement with FineTech in April 1999, which was later modified in August 2000, for the right to use a process for a pharmaceutical bulk active latanoprost together with its technology transfer package, DMF and patent filings. FineTech paid all costs and expenses associated with the development of the process, exclusive of patent prosecution and maintenance, which shall be at the Company's expense.

     In April 2001, Par entered into a licensing agreement with Elan to market a generic clonidine transdermal patch (Catapres TTS(R)). Elan will be responsible for the development and manufacture of all products, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167 in fiscal year 2001 and $833 in 2002, which were charged to research and development expenses in the respective periods. In addition, Par will pay Elan $1,000 upon FDA approval of the product and a royalty on all sales of the product.

     The Company, IPR and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In December 2002, the Company decided to terminate its IPR operations and sold the assets of IPR to a private company in Israel. The loss on the sale of IPR's assets was $920 and was included in selling, general and administrative expenses in December 2002. The expenses of IPR for fiscal year 2002 were $1,032 and are included in research and development expenses as incurred, net of the funding from Generics. The Company expects the remaining shutdown expenses at IPR to be nominal in fiscal year 2003 (see "Notes to Consolidated Financial Statements-Research and Development Ventures").

     The Company expects to continue to fund its operations, including research and development activities, capital projects, and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit with GECC, if and to the extent available. In addition, the Company expects to fund the purchase and installation of certain capital equipment for FineTech in Rhode Island from an industrial revenue bond issued for that purpose (see "-Financing"). In fiscal year 2003, the Company expects its capital spending to increase due to the planned expansion of its laboratories, office space and an initiative related to improvements of its information systems. Although there can be no assurance, the Company anticipates it will continue to introduce new products and attempt to increase sales of certain existing products, in an effort to offset the loss of sales and gross margins from competition on any of its significant products. The Company will also try to reduce the overall impact of its top products by adding additional products through new and existing distribution agreements.

FINANCING

     At December 31, 2002, the Company's total outstanding long-term debt, including the current portion, amounted to $3,022. The amount consists primarily of an outstanding mortgage loan with a bank, an industrial revenue bond and capital leases for computer equipment. In June 2001, the Company and the bank entered into an agreement that extended the term of the mortgage loan of which the remaining balance was originally due in May 2001. The mortgage loan extension, in the principal amount of $877, was to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan, secured by certain real property of the Company, had a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of New York rate. The Company paid the remaining balance on the mortgage loan in February 2003. The industrial revenue bond, in the principal amount of $2,000, is to be paid in equal monthly installments over a term of five years maturing January 1, 2008. The bond will be secured by certain equipment of FineTech located in Rhode Island, bears interest at 4.27% per annum and is subject to covenants based on various financial benchmarks.

     At December 31, 2001, the Company's total outstanding long-term debt, including the current portion, amounted to $1,299 consisting primarily of an outstanding mortgage loan with a bank and capital leases for computer equipment.

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with GECC. The Loan Agreement was amended in December 2002, to incorporate the addition of FineTech and remove IPR as a party to the agreement. The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of December 31, 2002, the borrowing base was approximately $27,000. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than real property, and is guaranteed by the Company. In connection with such facility, the Company established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In November 2002, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. To date, no debt is outstanding under the Loan Agreement.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     Critical accounting policies are those most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition including the determination of sales returns and allowances, the determination of whether certain costs pertaining to the Company's significant development and marketing agreements are capitalized or expensed as incurred, the valuation and assessment of impairment of intangible assets, the determination of depreciable and amortizable lives, the determination of pension benefits and issues related to legal proceedings. In applying such policies, management must use some amounts that are based on its informed judgments and estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND RESERVES:
     At the time product is shipped and title passes to its customers, the Company recognizes revenue and simultaneously records an estimate for sales returns, chargebacks, rebates, price protection adjustments or other sales allowances, as a reduction in revenue, with a corresponding adjustment to the accounts receivable reserves (see "Notes to Consolidated Financial Statements-Accounts Receivable"). The Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures or distributes, the Company's market share, the recent or pending introduction of new drugs, the inventory practices of the Company's customers, the resales by its customers to end-users having contracts with the Company, and rebate agreements with each customer, necessary to reasonably estimate the amount of such sales returns and allowances. Some of the assumptions used for certain of the Company's estimates are based on information received from third parties, such as customer inventories at a particular point in time, or other market factors beyond the Company's control. The Company regularly reviews all information related to these estimates and adjusts the reserves accordingly if and when actual experience differs from previous estimates. The Company's reserves related to the items described above, at December 31, 2002 and 2001, totaled $113,008 and $103,079, respectively.

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

     The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer, (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed. In addition, private label stock is not returnable. The Company's provision for returns has increased in fiscal year 2002 primarily due to higher overall sales volumes and a higher rate of returns from several brand products the Company began selling in 2002 pursuant to an agreement with BMS.

     The accounts receivable reserves also include provisions for cash discounts, sales promotions and price protection. Cash or terms discounts are given to customers who pay within a specific period of time. Sales or trade show promotions may be run by the Company where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. The Company generally offers price protection, or shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. Price protection accounts for the fact that the price of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period. Such plans, which are common in the industry, generally provide for a credit to customers with respect to the customer's remaining inventory at the end of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. The Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit it will have to issue at the end of an exclusivity period and records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. As noted above, although the Company believes it has the information necessary to reasonably estimate the amount of such price protection at the time the product is sold, there are inherent risks associated with these estimates. The Company adjusts its price protection reserves accordingly if and when actual experience differs from those estimates. At December 31, 2002, the Company did not have any significant price protection reserves. At December 31, 2001, the Company's price protection reserve was $31,400.

  INVENTORY RESERVES:
     The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow moving inventories as necessary to properly reflect inventory value with changes in these provisions charged to cost of goods sold. Inventory reserves at December 31, 2002 and 2001, respectively, totaled $6,803 and $5,714.

  RESEARCH AND DEVELOPMENT AND MARKETING AGREEMENTS:
     The Company will either capitalize or expense amounts related to the development and marketing of new products and technologies through third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Under the Company's accounting policies, amounts related to the Company's funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty, as well as, an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. The Company records the value of these agreements based on the purchase price and subsequent milestone payments related to each agreement. Capitalized costs are amortized on an accelerated basis over the estimated useful life over which the related cash flows are expected to be generated and charged to cost of goods sold. Changing market, regulatory or legal factors, among other things, may affect the realizability of the projected cash flows an agreement was expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

  GOODWILL AND INTANGIBLE ASSETS:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on purchase price allocations performed by independent third party valuation firms at the time of acquisition. In addition, certain amounts paid to third parties related to the development and marketing of new products and technologies, as described above, are capitalized and included in intangible assets on the consolidated balance sheets. The goodwill is tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. As a result of the acquisition of FineTech in fiscal year 2002, the Company had recorded goodwill of $24,662 at December 31, 2002. In addition, intangible assets with definitive lives, net of accumulated amortization, totaled $35,692 and $15,822, respectively, at December 31, 2002 and 2001.

  PENSION BENEFITS:
     The determination of the Company's obligation and expense for pension benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Notes to Consolidated Financial Statements - Commitments, Contingencies and Other Matters and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.

  LEGAL PROCEEDINGS:
     The Company records its costs, including patent litigation expenses, related to legal proceedings as incurred in selling, general and administrative expenses. As discussed in Notes to Consolidated Financial Statements - Commitments, Contingencies and Other Matters, the Company is a party to several patent infringement matters whose outcome could have a material impact on its future profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on its future profitability, cash flows or financial condition. The Company is defending or intends to defend all of these actions vigorously.

  NEW ACCOUNTING PRONOUNCEMENTS:
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets deemed to have an indefinite life are not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate an impairment might exist by applying a fair-value-based test. The adoption of this standard did not have a material impact on our financial position or results of operations.

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadens the definition of discontinued operations. The Company adopted SFAS 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

SUBSEQUENT EVENTS

     In February 2003, Three Rivers Pharmaceuticals reached a settlement with Schering in the patent litigation case involving Rebetol(R) brand ribavirin which is indicated for the treatment of chronic hepatitis C. Under the terms of the settlement, Schering has provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania. The agreement is subject to the Court's dismissal of the relevant lawsuits.

     Three Rivers is also currently in litigation with Ribapharm, Inc. regarding certain patents that Ribapharm asserts relate to ribavirin. A trial date in that litigation is scheduled for May 2003. Three Rivers does not have tentative approval from the FDA at this time, although the Company anticipates an approval within a reasonable period of time. Three Rivers anticipates that the product will not be launched until the Ribapharm litigation is satisfactorily resolved and an approval is obtained from the FDA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------   ----------------------------------------------------------

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   --------------------------------------------------------

     See Index to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         DISCLOSURE.
         ----------

     In May 2002, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as Pharmaceutical Resources, Inc.'s independent auditor for 2002. Prior to that date, Arthur Andersen LLP ("Andersen") had served as the Company's independent public accountants.

     The reports by Andersen on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on Pharmaceutical Resources, Inc. consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the filing of Pharmaceutical Resources, Inc.'s Annual Report on Form 10-K.

     During the Company's two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The decision to change accountants was recommended by the Audit and Finance Committee and approved by the Audit Committee of the Board of Directors on May 1, 2002.

     During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

DIRECTORS

     The Company's Certificate of Incorporation, as amended, provides that the Company's Board of Directors (the "Board") shall be divided into three classes, with the term of office of one class expiring each year. The Company's Bylaws provide that the number of directors constituting the Board shall not be less than three nor more than 15, with the actual number to be set from time to time by resolution of the Board. The Board has set such number at seven. Peter S. Knight and Scott L. Tarriff, the present Class I directors, have terms that expire in 2003, and have been selected as nominees for election as Class I directors at the Company's 2003 Annual Meeting of Shareholders (the "Meeting"). If Messrs. Knight and Tarriff are elected to the Board at the Meeting, their terms will expire in 2006. The three Class II directors have terms that expire in 2004 and the two Class III directors have terms that expire in 2005.

     The following table sets forth certain information regarding each nominee (provided by such nominee) for election as a Class I director of the Company and the year in which each was first elected as a director of the Company:


CLASS I

NAME AND                                   AGE
PRINCIPAL OCCUPATION(S)              (AS OF 3/20/03)      YEAR OF FIRST ELECTION
-----------------------              ---------------      ----------------------

PETER S. KNIGHT (1)(2)(3)                  52                     2001*

Since November 2001, a
managing director of MetWest
Financial, a Los Angeles-based
asset management holding
company.  From January 2000 to
October 2001, President of
Sage Venture Partners, a
telecommunications investment
firm.  From 1990 to 2000, a
partner in Wunder, Knight,
Forscey & DeVierno, a law
firm.  Also, Mr. Knight is a
director of the Whitman
Education Group, Medicis
Pharmaceutical Corporation,
EntreMed, Inc. and the
Schroder Mutual Funds.


SCOTT L. TARRIFF                           43                     2001*

Since September 2001, President
and Chief Executive Officer of
Par Pharmaceutical, Inc., the
Company's principal operating
subsidiary, and from January
1998, Executive Vice President
of the Company. From 1995 to
1997, Senior Director,
Marketing, Business Development
and Strategic Planning, of the
Apothecon division of
Bristol-Myers Squibb.

     The following table sets forth certain information (provided by them) regarding the Class II directors (whose terms expire in 2004) and the Class III directors (whose terms expire in 2005) and the year in which each was first elected as a director of the Company:

CLASS II

NAME AND                                   AGE
PRINCIPAL OCCUPATION(S)              (AS OF 3/20/03)      YEAR OF FIRST ELECTION
-----------------------              ---------------      ----------------------

KENNETH I. SAWYER                          57                     1989

Since October 1990, Chairman
of the Board of the Company.
Since October 1989, Chief
Executive Officer and
President of the Company.


MARK AUERBACH (1)(2)(3)                    64                     1990

Since June 1993, Senior Vice
President and Chief Financial
Officer of Central Lewmar
L.P., a distributor of fine
papers. From December 1995 to
January 1999, Chief Financial
Officer of Oakhurst Company,
Inc. and of Steel City
Products, Inc., each a
distributor of automotive
products.  Chief Executive
Officer of Oakhurst Company,
Inc. from December 1995 to May
1997.  Also, Mr. Auerbach is a
director of Acorn Holding
Corp.


JOHN D. ABERNATHY (1)(2)(3)                65                     2001

Since January 1995, Chief
Operating Officer of Patton
Boggs LLP, a law firm.  Also,
Mr. Abernathy is a director of
Sterling Construction Company,
Inc., a heavy civil
construction company, and
Steel City Products, Inc., a
distributor of automotive
products.

Class III

NAME AND                                   AGE
PRINCIPAL OCCUPATION(S)              (AS OF 3/20/03)      YEAR OF FIRST ELECTION
-----------------------              ---------------      ----------------------

RONALD M.                                  61                     2001*
NORDMANN (1)(2)(3)

Since October 2000,
Co-President of Global Health
Associates, LLC, a provider of
consulting services to the
pharmaceutical and financial
services industries.  From
September 1994 to December
1999, a partner and portfolio
manager at Deerfield
Management, a health care
hedge fund.  From December
1999 to October 2000, Mr.
Nordmann was a private
investor.  Also, Mr. Nordmann
is a director of Neurochem,
Inc., Guilford Pharmaceuticals
Inc. and Shire Pharmaceuticals
Group plc. and is a trustee of
The Johns Hopkins University.


ARIE GUTMAN                                49                     2002

Since June 1991, President and
Chief Executive Officer of
FineTech Laboratories, Ltd.
(formerly known as ISP
Finetech Ltd.), an Israeli
company, which, as of April
19, 2002, became a
wholly-owned subsidiary of the
Company.  FineTech
Laboratories, Ltd. develops
synthetic chemical processes
utilized in the pharmaceutical
industry.

(1)  A member of the Compensation and Stock Option Committee of the Board.
(2)  A  member  of  the  Audit  Committee  of the  Board.
(3)  A  member  of the Nominating Committee of the Board.

     * On October 11, 2001, the Board filled a vacancy caused by a director resignation by selecting Peter S. Knight as a Class I director. On December 14, 2001, the Board filled two additional vacancies caused by director resignations by selecting Scott L. Tarriff as a Class I director and Ronald M. Nordmann as a Class III director.

EXECUTIVE OFFICERS

     The executive officers of the Company consist of Mr. Sawyer as Chief Executive Officer, President and Chairman of the Board, Mr. Tarriff as Executive Vice President, and Dennis J. O'Connor as Vice President, Chief Financial Officer and Secretary. Mr. O'Connor, age 51, has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996. From June 1995 to October 1996, he served as Controller of Par. The executive officers of Par consist of Mr. Sawyer as Chairman, Mr. Tarriff as President and Chief Executive Officer, and Mr. O'Connor as Vice President, Chief Financial Officer and Secretary. The executive officers of FineTech Laboratories, Ltd. ("FineTech") consist of Dr. Gutman as President and Chief Executive Officer, Mr. Sawyer as Chairman, and Mr. O'Connor as Vice President, Chief Financial Officer and Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     As a public company, the Company's directors, executive officers and more than 10% beneficial owners of its Common Stock are subject to reporting requirements under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company equity securities. The Company believes that during fiscal year 2002, other than with respect to one Form 4 report required to be filed by Mr. Auerbach, all such required reports were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The following table sets forth information for fiscal years 2002, 2001 and 2000 in respect of compensation earned by the Company's Chief Executive Officer and the only three other executive officers of the Company who earned over $100,000 in salary and bonus during fiscal year 2002 (the "Named Executives"). The Company awarded or paid such compensation to all such persons for services rendered in all capacities during the applicable fiscal years.

                                             SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                             -------------------                     ----------------------
NAME AND                                                            RESTRICTED     SECURITIES
PRINCIPAL          FISCAL                           OTHER ANNUAL      STOCK        UNDERLYING       ALL OTHER
POSITION(S)        YEAR     SALARY($)  BONUS($)     COMPENSATION    AWARDS($)(1)  OPTIONS(#)(2)   COMPENSATION($)
-----------        ------   -------    --------     ------------    ------------  -------------   ---------------
Kenneth I.
Sawyer             2002     $403,468   $220,000      $ 15,533(4)         -             -            $28,501(3)
CHIEF EXECUTIVE    2001     $397,088   $305,000      $173,046(4)         -          325,000         $13,185(3)
OFFICER,           2000     $355,175       -         $169,477(4)         -             -             $9,760(3)
PRESIDENT AND
CHAIRMAN

Scott L. Tarriff   2002     $300,000   $200,000       $12,600            -          200,000         $60,191(5)
EXECUTIVE VICE     2001     $220,510   $200,000       $12,288            -          295,000         $11,620(5)
PRESIDENT;         2000     $185,000    $42,000        $3,692            -             -             $8,074(5)
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT
OF PAR

Dennis J.          2002     $186,197   $100,000       $12,600            -           25,000         $25,314(6)
O'Connor
VICE PRESIDENT,    2001     $158,077   $150,000       $12,288            -          165,000         $11,597(6)
CHIEF FINANCIAL    2000     $150,700     $5,000       $12,000            -           30,000          $6,211(6)
OFFICER AND
SECRETARY

Arie Gutman        2002     $167,308(7) $50,000          -               -          300,000          $1,697(8)
CHIEF EXECUTIVE    2001         -          -             -               -             -               -
OFFICER AND        2000         -          -             -               -             -               -
PRESIDENT OF
FINETECH

(1)  The Named Executives do not hold any shares of restricted stock.
(2) Reflects options granted to Messrs. Sawyer, Tarriff and O'Connor and Dr. Gutman under the Company's various stock option plans.
(3) Includes insurance premiums paid by the Company for term life and disability insurance for the benefit of Mr. Sawyer of $6,276, $93 and $74, respectively, for fiscal years 2002, 2001 and 2000, $5,500, $5,250 and $5,250, respectively, in contributions to the Company's 401(k) Plan for each of the fiscal years 2002, 2001 and 2000, and $14,949, $6,288 and $2,755, respectively, for fiscal years 2002, 2001 and 2000 in contributions made by the Company to the Retirement Savings Plan for the benefit of Mr. Sawyer. Also includes $1,776, $1,554 and $1,681 in fiscal years 2002, 2001 and 2000, respectively, for the maximum potential estimated dollar value of the Company's portion of insurance premium payments from a split-dollar life insurance policy as if the premiums were advanced to Mr. Sawyer, without interest, until the earliest time the premiums may be refunded by Mr. Sawyer to the Company.
(4) Includes $129,477 for each of the fiscal years 2001 and 2000 for the forgiveness of a loan from the Company and $2,933, $43,569 and $40,000, respectively, earned by Mr. Sawyer in fiscal years 2002, 2001 and 2000 pursuant to his employment agreement for annual cost of living increases since 1996.
(5) Includes $7,855, $82 and $68, respectively, of insurance premiums paid by the Company for term life and disability insurance for the benefit of Mr. Tarriff for fiscal years 2002, 2001 and 2000, $5,500, $5,250 and $5,250, respectively, in contributions to the Company's 401(k) Plan for fiscal years 2002, 2001 and 2000, and $14,949, $6,288 and $2,755, respectively, for fiscal years 2002, 2001 and 2000 in contributions made by the Company to the Retirement Savings Plan for the benefit of Mr. Tarriff. Also includes $31,887 for the reimbursement of financial planning expenses for fiscal year 2002.
(6) Represents $4,865, $58 and $56, respectively, of insurance premiums paid by the Company for term life and disability insurance for the benefit of Mr. O'Connor for fiscal years 2002, 2001 and 2000, $5,500, $5,250 and $3,450, respectively, in contributions to the Company's 401(k) Plan for fiscal years 2002, 2001 and 2000, and $14,949, $6,288 and $2,705, respectively, for fiscal years 2002, 2001 and 2000 in contributions made by the Company to the Retirement Savings Plan for the benefit of Mr. O'Connor.
(7) Dr. Gutman's salary for fiscal year 2002 reflects the fact that he was employed by the Company for less than a full year. Pursuant to his employment agreement with the Company, Dr. Gutman is entitled to an annual base salary of $300,000, subject to certain increases set forth therein. Dr. Gutman was not employed by the Company in fiscal years 2001 and 2000.
(8) Represents $1,697 of insurance premiums paid by the Company for term life and disability insurance for the benefit of Dr. Gutman for fiscal year 2002.

     The following table sets forth stock options granted to the Named Executives during fiscal year 2002.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL
                                                                                REALIZABLE VALUE
                                                                                AT ASSUMED ANNUAL
                                                                                RATES OF STOCK
                                                                               PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                            FOR OPTION TERM
                                   -----------------                           ------------------

                                       % OF
                        SHARES     TOTAL OPTIONS
                      UNDERLYING    GRANTED TO
                       OPTIONS      EMPLOYEES IN     EXERCISE   EXPIRATION
NAME                  GRANTED(#)   FISCAL YEAR(1)    PRICE($)      DATE       5%($)           10%($)
----                  ----------   --------------    --------   ----------    -----           ------
Kenneth I. Sawyer         -              -                -          -            -             -
Scott L. Tarriff(2)    200,000         23.58%          $25.85     7/28/09    $2,104,709     $4,904,867
Dennis J. O'Connor(3)   25,000          2.95%          $25.90     8/28/09      $263,598       $614,294
Arie Gutman(4)         300,000         35.37%          $21.65     4/11/12    $4,084,671    $10,351,357


(1) Represents the percentage of total options granted to all employees of the Company during fiscal year 2002.
(2) Represents options granted on July 29, 2002 pursuant to the 2001 Plan. One-quarter of such options become exercisable on each anniversary date of the grant over the next four years.
(3) Represents options granted on August 29, 2002 pursuant to the 2001 Plan. One-quarter of such options become exercisable on each anniversary date of the grant over the next four years.
(4) Represents options granted on April 12, 2002 pursuant to the 2001 Plan. One-quarter of such options become exercisable on each anniversary date of the grant over the next four years.


     The following table sets forth certain information with respect to the number of stock options exercised by the Named Executives during fiscal year 2002 and, as of December 31, 2002, the number of securities underlying unexercised stock options and the value of the in-the-money options held by the Named Executives.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                                    OPTIONS AT FY-END(#)                AT FY-END($)(1)
                                                   ----------------------            --------------------

                       SHARES
                     ACQUIRED ON     VALUE
NAME                 EXERCISE(#)   REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                 -----------   -----------   -----------    -------------    -----------    -------------
Kenneth I. Sawyer      297,500     $7,432,990      101,667         223,333          $221,750       $887,000
Scott L. Tarriff       100,000     $2,537,168      122,750         422,250        $1,503,700     $1,144,800
Dennis J. O'Connor      30,000       $750,796       69,000         158,500          $791,325       $585,675
Arie Gutman              -              -             -            300,000             -         $2,445,000


(1) Based upon the NYSE closing price of the Common Stock on December 31, 2002 of $29.80.

COMPENSATION OF DIRECTORS

     Effective January 1, 2003, directors who are not employees of the Company (or any of its subsidiaries) and who are deemed to be independent under the audit committee rules of the NYSE are entitled to receive an annual retainer of $30,000 (which covers payments for attending up to six meetings of the Board) for service on the Board. Such directors received an annual retainer of $24,000 for serving on the Board in fiscal year 2002. Each member who serves as a chairman of a committee (other than the Audit Committee) is entitled to receive an additional annual retainer of $5,000 per chairmanship. Each member of a committee (other than the Audit Committee) is entitled to receive an additional annual retainer of $2,000 for each committee membership. Effective January 1, 2003, any member who serves as the Chairman of the Audit Committee is entitled to receive an additional annual retainer of $10,000 (compared to $5,000 in fiscal year 2002) and each other member of the Audit Committee is entitled to receive an additional annual retainer of $5,000 (compared to $2,000 in fiscal year 2002). In addition to receiving the annual retainers, under the Company's 1997 Directors' Stock Option Plan (the "Directors' Plan"), non-employee directors are granted options each year to purchase 10,000 shares of Common Stock on the earliest to occur of the following: (x) the date on which the Company's shareholders elect directors at an annual meeting of shareholders or any adjournment thereof, (y) the date in January of each year on which the first meeting of the Compensation Committee occurs or (z) the last business day of January of such fiscal year. Prior to an amendment to the Directors' Plan adopted by the Board in January 2003, which was not subject to the approval of shareholders, such directors were granted options to purchase 7,500 shares of Common Stock on the earlier to occur of the following: (x) the date on which shareholders of the Company elected directors at an annual meeting of shareholders or (y) December 31 of such fiscal year. Directors who are employees of the Company (or any of its subsidiaries) receive no additional remuneration for serving as directors or as members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at Board and committee meetings. In February 2003, the Board adopted, subject to shareholder approval at the Meeting, amendments to the Directors' Plan providing for an increase in the number of shares of Common Stock reserved for issuance under the Directors' Plan from 450,000 to 750,000 and an extension of the expiration date of the Plan from October 28, 2007 to October 28, 2013.

EMPLOYMENT AGREEMENTS

     The Company and Mr. Sawyer entered into an amended and restated employment agreement, dated as of January 4, 2002 (the "Amended Agreement"), that provides for Mr. Sawyer to remain as the Company's Chief Executive Officer ("CEO") and Chairman of the Board ("Chairman") and Chairman of the board of directors of Par until: (i) the termination by Mr. Sawyer for any reason, including the Company's material breach of the Amended Agreement (as provided therein), or by the Company for Cause (as such term is defined in the Amended Agreement), without Cause or by reason of Disability (as such term is defined in the Amended
Agreement), (ii) a Change of Control (as such term is defined in the Amended Agreement), (iii) the election by the Board of a new CEO or (iv) the death of Mr. Sawyer. So long as Mr. Sawyer remains employed under the Amended Agreement as CEO, he is to be paid a base annual salary in 2003 equal to $414,362, subject to any increases provided in the Board's discretion and annual adjustments to reflect increases in the Consumer Price Index (the "CPI"). In addition, Mr. Sawyer is eligible for annual bonuses based on performance criteria to be determined by the Board, including his performance and the performance and financial condition of the Company and/or Par. Pursuant to the Amended Agreement, Mr. Sawyer earned a base salary of $403,468 in fiscal year 2002 and received an increase to his base salary equal to $10,894 to reflect an increase in the CPI. The annual adjustment became effective as of October 2002, and resulted in an increase of $2,933 to Mr. Sawyer's compensation for fiscal year 2002. Mr. Sawyer earned a bonus equal to $220,000 for fiscal year 2002.

     The Amended Agreement provides for certain payments and benefits upon a Change of Control, the election of a new CEO and/or the termination of Mr. Sawyer's employment, and it permits him to remain as Chairman for successive one-year periods following the termination of his duties as CEO. Upon the earliest to occur of (i) the election of a new CEO, (ii) a Change of Control or
(iii) the termination of Mr. Sawyer's employment with the Company for any reason, Mr. Sawyer is entitled to a one-time lump sum payment of $1,000,000. In the event that Mr. Sawyer remains as Chairman following the election of a new
CEO, the Company will additionally pay Mr. Sawyer an annual base salary of $250,000 (subject to annual CPI increases) in return for a commitment from Mr. Sawyer that he will devote up to 50% of his business time to the Company as its Chairman. Mr. Sawyer will be permitted, in such event, to engage in other employment activities so long as such activities do not directly compete with the Company's business or involve the disclosure of Confidential Information (as such term is defined in the Amended Agreement) or the hiring or solicitation of any employees, agents, customers or suppliers of the Company.

     The Amended Agreement provides also for (i) the transfer to Mr. Sawyer of ownership of a life insurance policy maintained by the Company on Mr. Sawyer and
(ii) a lump sum payment to Mr. Sawyer (calculated based on his then current base salary), which was made on February 28, 2002, equal to 45 days of vacation time previously accrued but unused by Mr. Sawyer.

     Upon termination of Mr. Sawyer's employment by the Company for Cause or by reason of his Disability or termination by Mr. Sawyer for any reason (other than as a result of a material breach of the Amended Agreement by the Company) or termination by reason of his death, the Company will pay Mr. Sawyer, or his estate, as the case may be, his then current base salary through the termination date. Upon a termination of Mr. Sawyer's employment without Cause by the Company or by Mr. Sawyer following a material breach by the Company, Mr. Sawyer is to be paid an additional lump sum payment as follows (i) if during Mr. Sawyer's tenure as CEO, an amount equal to his unpaid and owed base salary through December 31 of the year of such termination or (ii) if Mr. Sawyer is employed solely as Chairman, an amount equal to his unpaid and owed base salary for the remaining period in which he was to serve as Chairman. In addition, for two years following the date of Mr. Sawyer's termination of employment for any reason, the Company will pay the costs associated with Mr. Sawyer's continued participation in all life insurance, medical, health and accident, and disability plans and programs in which he was entitled to participate immediately before his termination. In connection with his employment by the Company and Par, Mr. Sawyer was granted options, in January 2003, to purchase 50,000 shares of Common Stock at an exercise price of $31.70.

     The Company has entered into an employment agreement with Mr. Tarriff, dated as of February 6, 2003, to replace a prior employment agreement originally entered into on February 20, 1998. Pursuant to his employment agreement, Mr. Tarriff holds the positions of Executive Vice President of the Company and Chief Executive Officer of Par for an initial three-year term, with successive one-year terms thereafter, for which he is paid an initial annual base salary of $300,000, subject to review and increase by the Board and annual adjustments to reflect increases in the CPI. In addition, Mr. Tariff is eligible for annual bonuses based on performance criteria to be determined by the Board, including his performance and the performance and financial condition of the Company and/or Par. In the event that Mr. Tarriff's employment is terminated by the Company without Cause (as such term is defined in the agreement) or by Mr. Tarriff upon a material breach of his employment agreement by the Company, or if the Company elects not to renew his employment agreement, Mr. Tarriff is entitled to receive a severance payment equal to two times his base salary or a severance payment equal to $1,000,000, if such termination were to occur after July 15, 2003 or at any time after a Change of Control (as such term is defined in the agreement). In addition, while Mr. Tarriff is employed by the Company, the Company is obligated to pay the premiums on a $3,000,000 term life insurance policy for the benefit of Mr. Tarriff and his estate. If Mr. Tarriff's employment is terminated other than for Cause within 12 months following a Change of Control, then Mr. Tarriff (or his estate) will have 24 months from the date of such termination to exercise his stock options, so long as the stock option plan underlying such options is still in effect and such stock options have not expired at the time of the exercise. In connection with his employment by the Company and Par, Mr. Tarriff was granted, in July 2002, options to purchase 200,000 shares of Common Stock at an exercise price of $25.85 and, in January 2003, he was granted additional options to purchase 100,000 shares of Common Stock at an exercise price of $31.50.

     The Company has entered into an employment agreement with Mr. O'Connor, dated as of February 6, 2003, to replace a prior severance agreement originally entered into on October 23, 1996. Pursuant to his employment agreement, Mr. O'Connor holds the positions of Vice President, Chief Financial Officer and Secretary of each of the Company and Par for an initial three-year term, with successive one-year terms thereafter, for which he is paid an initial annual base salary of $210,000, subject to review and increase by the Board and annual adjustments to reflect increases in the CPI. In addition, Mr. O'Connor is eligible for annual bonuses based on performance criteria to be determined by the Board, including his performance and the performance and financial condition of the Company and/or Par. In the event that Mr. O'Connor's employment is terminated by the Company without Cause (as such term is defined in the agreement) or by Mr. O'Connor upon a material breach of his employment agreement by the Company, or if the Company elects not to renew his employment agreement, Mr. O'Connor is entitled to receive a severance payment equal to one-and-a-half times his base salary or a severance payment equal to two times his base salary, if such termination were to occur after July 15, 2003 or at any time after a Change of Control (as such term is defined in the agreement). In addition, while Mr. O'Connor is employed by the Company, the Company is obligated to pay the premiums on a $1,000,000 term life insurance policy for the benefit of Mr. O'Connor and his estate. If Mr. O'Connor's employment is terminated other than for Cause within 12 months following a Change of Control, then Mr. O'Connor (or his estate) will have 24 months from the date of such termination to exercise his stock options, so long as the stock option plan underlying such options is still in effect and such stock options have not expired at the time of the exercise. In connection with his employment by the Company and Par, Mr. O'Connor was granted, in August 2002, options to purchase 25,000 shares of Common Stock at an exercise price of $25.90 and, in January 2003, he was granted additional options to purchase 25,000 shares of Common Stock at an exercise price of $31.50 and 25,000 shares at an exercise price of $31.70.

     In connection with its acquisition of FineTech, the Company entered into an employment agreement with Dr. Gutman, dated as of December 18, 2002. Pursuant to his employment agreement, Dr. Gutman holds the positions of Chief Executive Officer and President of FineTech for an initial five-year term, with successive one-year terms thereafter, for which he is paid an initial annual base salary of $300,000, subject to review and increase by the Board and annual adjustments to reflect increases in the CPI. In addition, Dr. Gutman is eligible for an annual bonus that is based on performance criteria to be determined by the Board, including his performance and the performance and financial condition of the Company and/or FineTech. Dr. Gutman is entitled to receive a severance payment equal to one-and-a-half times his base salary if his employment were terminated by the Company or FineTech without Cause (as such term is defined in the employment agreement) or by Dr. Gutman upon a material breach by the Company and/or FineTech, or if his employment agreement were not renewed by the Company after the five-year term or if he were to terminate his employment for any reason after the five-year term. In addition, while Dr. Gutman is employed by the Company, the Company is obligated to pay the premiums on a $1,000,000 term life insurance policy for the benefit of Dr. Gutman and his estate. If Dr. Gutman's employment is terminated other than for Cause within 12 months following a Change of Control, then Dr. Gutman (or his estate) will have 24 months from the date of such termination to exercise his stock options, so long as the stock option plan underlying such options is still in effect and such stock options have not expired at the time of the exercise. In connection with his employment by the Company and FineTech, Dr. Gutman was granted options, in April 2002, to purchase 300,000 shares of Common Stock at an exercise price of $21.65.

     Under the Company's stock option agreements with Messrs. Sawyer, Tarriff and O'Connor and Dr. Gutman, any unexercised portion of the options becomes immediately exercisable in the event of a Change of Control (as such term is defined in their respective employment agreements).

PENSION PLAN

     The Company maintains a defined benefit plan (the "Pension Plan") intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Effective October 1, 1989, the Company ceased benefit accruals under the Pension Plan with respect to service after such date. The Company intends that distributions will be made, in accordance with the terms of the Pension Plan, to participants as of such date and/or their beneficiaries. The Company will continue to make contributions to the Pension Plan to fund its past service obligations. Generally, all employees of the Company (or a participating subsidiary) who had completed at least one year of continuous service and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan's "Normal Retirement Date" is the date on which a participant attains age 65 or, if later, the date of his/her completion of ten years of service. Service is measured from the date of employment. The retirement income formula is 45% of the highest consecutive five-year average basic earnings during the last ten years of employment, less 83-1/3% of the participant's Social Security benefit, reduced proportionately for years of service less than ten at retirement. The normal form of benefit is a life annuity, or for married persons, a joint survivor annuity. None of the Named Executives has any years of credited service under the Pension Plan.

     The Company maintains a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees, including the Named Executives, are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. In June 2002, the Company made a discretionary contribution to the Retirement Savings Plan of approximately $600,000 for Plan year 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Knight (Chairman), Abernathy, Auerbach and Nordmann. None of such committee members is, or was ever, an executive officer or employee of the Company.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee approves the policies and programs pursuant to which compensation is paid or awarded to the Company's executive officers and key employees. In reviewing overall compensation for fiscal year 2002, the Compensation Committee focused on the Company's objectives to attract executive officers of high caliber from larger, well-established pharmaceutical manufacturers, to retain the Company's executive officers, to encourage the highest level of performance from such executive officers and to align the financial interests of the Company's management with that of its shareholders by offering awards that can result in the ownership of Common Stock. The Company did not utilize any specific formulae or guidelines in reviewing and approving executive compensation.

     KEY ELEMENTS OF EXECUTIVE OFFICER COMPENSATION PROGRAM. The key elements of the Company's executive officer compensation program consist of base salary, annual bonus, stock options and other incentive awards through participation in the Company's various incentive plans. In awarding or approving compensation to executive officers in fiscal year 2002, the Compensation Committee considered the present and potential contributions of the executive officers to the Company, the ability of the Company to attract and retain qualified executive officers in light of the competitive environment of the Company's industry and the Company's financial condition.

     BASE SALARY AND ANNUAL BONUS. Base salary and annual bonus for executive officers are determined by reference to Company-wide and individual performances for the previous fiscal year. The factors considered by the Compensation Committee include both strategic and operational factors, such as efforts in responding to regulatory challenges, in exploring strategic alternatives for the Company, in research and development, in reviewing and implementing updated systems and operational procedures, as well as the Company's financial performance. In addition to Company-wide measures of performance, the Compensation Committee considered performance factors particular to each executive officer, including the performance of the area(s) for which such officer had management responsibility and individual accomplishments of such officer.

     Base salaries for executive officers of the Company were determined primarily by reference to industry norms, the principal job duties and responsibilities undertaken by such persons, individual performance and other relevant criteria. The Compensation Committee annually re-evaluates whether or not any adjustments are necessary to reflect compensation for executive officers of similar entities such as the Company. The Compensation Committee considered it appropriate and in the best interests of the Company and its shareholders to set the base salaries for the Company's executive officers at competitive levels in order to attract and retain high caliber managers for the Company so as to position the Company for future growth and improved performance.

     The Compensation Committee, in determining the annual bonuses to be paid to the Company's executive officers for fiscal year 2002, considered each individual's contribution to the Company's performance, as well as the Company's financial performance and assessments of each executive officer's participation and contribution as described above. The non-financial considerations applied varied among executive officers depending upon the operations under their management and direction.

     STOCK OPTIONS AND OTHER AWARDS. The Company's 2000 Plan, as amended by the Board to constitute a non-qualified, broad-based option plan not requiring shareholder approval under NYSE rules, provides for stock option and other equity-based awards. The Company's 2001 Plan, which was approved by the Company's shareholders initially at the Company's annual meeting held on July 12, 2001, provides for stock option and other equity-based awards. Under such Plans, the size of each award and the persons to whom such awards are granted is determined by the Compensation Committee based upon the nature of services rendered by the executive officer, the present and potential contribution of the grantee to the Company and the overall performance of the Company. The Compensation Committee believes that grants of stock options will help enable the Company to attract and retain the best available talent and to encourage the highest level of performance in order to continue to serve the best interests of the Company and its shareholders. Stock options and other equity-based awards provide executive officers with the opportunity to acquire equity interests in the Company and to participate in the creation of shareholder value and benefit correspondingly with increases in the price of the Common Stock. In fiscal year 2003, the Company intends to submit for shareholder approval an increase in the number of shares issuable under the 2001 Plan.

     COMPENSATION COMMITTEE'S ACTIONS FOR FISCAL YEAR 2002. In determining the amount and form of executive officer compensation to be paid or awarded for fiscal year 2002, the Compensation Committee considered the criteria discussed above. Based upon the Compensation Committee's review of the Company's performance following the conclusion of fiscal year 2002, the Company granted cash bonuses to Messrs. Sawyer, Tarriff and O'Connor and Dr. Gutman, the Named Executives, in the amounts of $220,000, $200,000, $100,000 and $50,000, respectively. In addition, Messrs. Sawyer, Tarriff and O'Connor were granted, in January 2003, options to purchase shares of Common Stock in the amounts of 50,000, 100,000 and 50,000, respectively.

     CHIEF EXECUTIVE OFFICER COMPENSATION. The Compensation Committee approved an amended employment agreement for Mr. Sawyer on January 4, 2002. Under the employment agreement, Mr. Sawyer's base salary for fiscal year 2002 was $403,468. The employment agreement provides for annual increases based on changes in the CPI during Mr. Sawyer's term of employment. In fiscal year 2002, Mr. Sawyer earned a base salary of $403,468 and received an annual adjustment to his base salary equal to $10,894 to reflect an increase in the CPI. The annual adjustment became effective as of October 2002, and resulted in an increase of $2,933 in Mr. Sawyer's compensation for fiscal year 2002. Based upon the Compensation Committee's review of the Company's performance following the conclusion of fiscal year 2002, the Company granted to Mr. Sawyer a cash bonus in the amount of $220,000. Mr. Sawyer did not receive any options to purchase shares of Common Stock during fiscal year 2002.

COMPENSATION AND STOCK OPTION COMMITTEE

     The Compensation Committee currently consists of Messrs. Knight (Chairman), Abernathy, Auerbach and Nordmann.

PERFORMANCE GRAPH

     The graph below compares the cumulative total return of the Common Stock with the cumulative total returns of the NYSE Composite Index, the S&P(R) Health Care Index (Drugs - Major Pharmaceuticals) and the S&P(R) Health Care (Pharmaceuticals) Index for the period from September 30, 1997 to December 31, 2002, including the transition period reflecting the change of the Company's fiscal year from September 30 to December 31 in fiscal year 1998. The graph assumes $100 was invested on September 30, 1997 in the Common Stock and $100 was invested on such date in each of the Indexes. The comparison assumes that any dividends were reinvested.

                             CUMULATIVE TOTAL RETURN

                                (GRAPH OMITTED)

                3Q97    3Q98    4Q98    4Q99    4Q00    4Q01    4Q02



--------------------------------------------------------------------------------
 Company / Index          SEP-97 SEP-98  DEC-98  DEC-99  DEC-00  DEC-01  DEC-02
--------------------------------------------------------------------------------

PHARMACEUTICAL RESOURCES,
INC.                       $100   $200   $224    $232    $326   $1,591   $1,402
--------------------------------------------------------------------------------
NYSE COMPOSITE INDEX       $100   $101   $120    $131    $132     $119      $95
--------------------------------------------------------------------------------
S&P(R)HEALTH CARE INDEX
(DRUGS - MAJOR
PHARMACEUTICALS)
(COMPRISED OF SEVEN
COMPANIES)                 $100   $152   $174    $143    $197     $152      N/A*
--------------------------------------------------------------------------------
S&P(R)HEALTH CARE
(PHARMACEUTICALS)
INDEX (COMPRISED OF 13
COMPANIES)                 $100   $146   $166    $146    $200     $170     $136
--------------------------------------------------------------------------------

     * On December 31, 2001, Standard & Poor's discontinued the S&P(R) Health Care Index (Drugs - Major Pharmaceuticals) and replaced it with the S&P(R) Health Care (Pharmaceuticals) Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The following table sets forth, as of March 12, 2003, the beneficial ownership of shares of Common Stock by (i) each current director, including the two nominees, of the Company, (ii) the Named Executives, as defined in the "Executive Compensation" section of this report and (iii) all directors and current executive officers of the Company as a group (based solely in respect of clauses (i), (ii) and (iii) upon information furnished to the Company by such persons). Pursuant to rules promulgated under the Exchange Act, a person is deemed to be a beneficial owner of an equity security if such person has or shares the power to vote or to direct the voting of such security and/or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In general, a person is also deemed to be a beneficial owner of any equity securities that the person has the right to acquire within 60 days. Based solely upon its review of filings made with the Commission on Schedule 13G and Form 13F pursuant to Section 13 of the Exchange Act, the Company believes that no person beneficially owned more than 5% of the Common Stock as of March 12, 2003.



SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT


                                                        SHARES OF    % OF
                                                         COMMON      COMMON
                                                          STOCK      STOCK
      NAME OF BENEFICIAL OWNER                          ---------    ------
      ------------------------
      Kenneth I. Sawyer(1)(2)........................    139,167       *

      Scott L. Tarriff(1)(2)(3)......................     93,250       *

      Dennis J. O'Connor(2)..........................     66,119       *

      John D. Abernathy(1)(2)........................     13,500       *

      Mark Auerbach(1)(2)............................     21,000       *

      Arie Gutman(1)(2)..............................     77,750       *

      Peter S. Knight(1)(2)..........................      7,500       *

      Ronald M. Nordmann(1)(2).......................      7,500       *

      All directors and current executive officers
      as a group (eight persons)(2)(3)...............    425,786      1.3%

------------------------
*    Less than 1%.
(1)  A current director of the Company.

(2) Includes the following shares of Common Stock that may be acquired upon the exercise of options that are or will be vested and exercisable on or before May 11, 2003 under the Company's stock option plans: Mr. Sawyer - 111,667; Mr. Tarriff - 76,750; Mr. O'Connor - 64,500; Mr. Abernathy - 11,000; Mr. Auerbach - 11,000; Dr. Gutman - 75,000; Mr. Knight - 7,500; Mr. Nordmann - 7,500; and all directors and current executive officers as a group - 364,917.
(3)  Includes 1,500 shares of Common Stock held by Mr. Tarriff's spouse.

     For the purposes of the foregoing table, the business address of each director and Named Executive of the Company is c/o Pharmaceutical Resources, Inc., One Ram Ridge Road, Spring Valley, NY 10977.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     In December 2001, the Company made the first installment of an agreed-to investment of up to $2,438,297 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425,000 and up to an aggregate 1,329,650 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. The Company's cash infusion will be utilized by HighRapids for working capital and operating expenses. As of December 31, 2002, the Company had invested approximately $768,000 in HighRapids. As of December 31, 2002, the Company held approximately 30% of the outstanding common stock of HighRapids and had the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. Mr. Sawyer is the President, Chief Executive Officer and a director of HighRapids. Mr. Auerbach, a director of the Company, owns shares of HighRapids' common stock (less than 1%) that were acquired prior to the commitment of the Company discussed above.

     In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech an aggregate of approximately $2,000,000 in fiscal years 2000 and 2001, which is included in intangible assets on the consolidated balance sheets, for a completed process together with its technology transfer package and patent. The Company has since purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman, who is currently a director of the Company. In addition, Dr. Gutman is entitled to royalties on gross profits from potential sales of several other products pursuant to agreements made with FineTech prior to the Company's acquisition.

ITEM 14.  CONTROLS AND PROCEDURES.
-------   -----------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
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

10.3.1 1997 Directors' Stock Option Plan, as amended- previously filed as an exhibit to the Registrant's Quarterly Report for the quarter ended March 31, 2002 and incorporated herein by reference.

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

10.9.2 Employment Agreement, dated as of February 6, 2003, by and between Pharmaceutical Resources, Inc., and Scott L. Tarriff.

10.9.3 Employment Agreement, dated as of February 6, 2003, by and between Pharmaceutical Resources, Inc., and Dennis O'Connor.

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

10.18.11 Eleventh Amendment to Loan and Security Agreement, dated as of March 29, 2002, among the Company, General Electric Capital Corporation, and the other parties named therein- previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.18.12 Twelfth Amendment and Waiver to Loan and Security Agreement, dated as of November 13, 2002, among the Company, General Electric Capital Corporation, and the other parties named therein- previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.18.13 Thirteenth Amendment, Waiver and Consent to Loan and Security Agreement, dated as of December 2002, among the Company, General Electric Capital Corporation, and the other parties named therein.

10.18.14 Loan Agreement, dated as of December 1, 2002, among GE Capital Public Finance, Inc., as Lender and Rhode Island Industrial Facilities Corporation, as Issuer, and FineTech Laboratories, Ltd., as Borrower.

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

10.23 Development Agreement, dated as of August 11, 1998, among the Company, Generics (UK) Ltd., and Israel Pharmaceutical Resources L.P
           - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the transition period ended December 31, 1998 and incorporated herein by reference.

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

10.26 Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.27 License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

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

10.33 Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc. dated April 17, 2002 - previously filed as an exhibit to Registrant's Report on Form 8-K dated April 17, 2002 and incorporated herein by reference.

10.35 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten(R), Capozide(R), Questran(R) and Questran Light(R) Brands - previously filed as an exhibit to Registrant's Report on Form 8-K dated March 7, 2002 and incorporated herein by reference.

10.36 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin(R) Brand - previously filed as an exhibit to Registrant's Report on Form 8-K dated March 7, 2002 and incorporated herein by reference.

10.37 11 Product Development Agreement, effective April 2002, between the Company and Genpharm, Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.38 SVC Pharma LP Limited Partnership Agreement dated April 2002, among the Company, UDF LP, a Delaware limited partnership, and the other parties named therein - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.39 Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.40 Amendment No. 1 to the Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.41 Patent and Know How License Agreement dated June 14, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.42 License and Distribution Agreement, dated July 3, 2002, between the Company and Three Rivers Pharmaceuticals, LLC. - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.43 First Amendment to License and Distribution Agreement, dated October 18, 2002, between the Company and Three Rivers Pharmaceuticals, LLC.

           - previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.44 First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc.*

10.45      Termination   Agreement,   dated  December  20,  2002,   relating  to
           Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc.*

10.46      Asset  Purchase  Agreement,  dated  December 5, 2002,  by and between
           Israel    Pharmaceutical    Resources   L.P.,   and   Trima,   Israel
           Pharmaceutical Products, Maabarot LTD.

10.47      Supply and  Distribution  Agreement,  dated as of December  20, 2002,
           between  Genpharm  Inc.,   Leiner  Health  Products,   LLC,  and  Par
           Pharmaceutical, Inc.*

21         List of Subsidiaries.

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

     (a)(4) REPORTS ON FORM 8-K. During the quarter ended December 31, 2002, the Company did not file any reports on Form 8-K.

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


Dated: March 28, 2003                          PHARMACEUTICAL RESOURCES, INC.
                                               ------------------------------
                                                        (REGISTRANT)

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

       SIGNATURE                        TITLE                         DATE
       ---------                        -----                         ----

/s/ Kenneth  I. Sawyer        Chief Executive Officer and         March 28, 2003
------------------------      Chairman of the Board of
Kenneth I. Sawyer             Directors


/s/ Scott L. Tarriff          Executive Vice President and        March 28, 2003
------------------------      Director
Scott L. Tarriff


/s/ Dennis J. O'Connor        Vice President, Chief Financial     March 28, 2003
                              Officer and Secretary (Principal
------------------------      Accounting and Financial Officer)
Dennis J. O'Connor


/s/ John D. Abernathy         Director                            March 28, 2003
------------------------
John D. Abernathy

/s/ Mark Auerbach
------------------------      Director                            March 28, 2003
Mark Auerbach

/s/ Arie Gutman               Director                            March 28, 2003
------------------------
Arie Gutman

/s/ Peter S. Knight           Director                            March 28, 2003
------------------------
Peter S. Knight

/s/ Ronald M. Nordmann        Director                            March 28, 2003
------------------------
Ronald M. Nordmann

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth I. Sawyer, Chief Executive Officer of Pharmaceutical Resources, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Pharmaceutical Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                    /s/  Kenneth I. Sawyer
                                        -------------------------------
                                             Kenneth I. Sawyer
                                             Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Dennis J. O'Connor, Chief Financial Officer of Pharmaceutical Resources, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Pharmaceutical Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
                                           /s/  Dennis J. O'Connor
                                           --------------------------------
                                                Dennis J. O'Connor
                                                Chief Financial Officer

                         PHARMACEUTICAL RESOURCES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     PAGE
INCLUDED IN PART II:                                                 ----
-------------------
Reports of Independent Public Accountants                       F-2 through F-3

Consolidated Balance Sheets at December 31, 2002 and 2001             F-4

Consolidated Statements of Operations and Retained Earnings
(Accumulated Deficit) for the years ended December 31, 2002,
2001 and 2000                                                         F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                      F-6

Notes to Consolidated Financial Statements                      F-7 through F-28


INCLUDED IN PART IV:

SCHEDULE:

II   Valuation and qualifying accounts                               F-29

                -------------------------------------------------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Pharmaceutical Resources, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15a2. These consolidated financial statements and the financial statement schedule are the responsibility of Pharmaceutical Resources, Inc.'s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit. Pharmaceutical Resources, Inc.'s consolidated financial statements and financial statement schedules for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report dated March 26, 2002 expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph that described the restatement discussion in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Parsippany, New Jersey
March 11, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

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


/s/ ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 26, 2002

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Share Data)

    ASSETS                                                 2002          2001
    ------                                                 ----          ----
Current assets:
  Cash and cash equivalents                               $65,121       $67,742
Accounts receivable, net of allowances of
    $36,257 and $47,168                                    54,263        38,009
Inventories, net                                           51,591        31,458
Prepaid expenses and other current assets                   7,136         4,156
Deferred income tax assets                                 32,873        34,485
                                                          -------        ------
  Total current assets                                    210,984       175,850

Property, plant and equipment, at cost, less
   accumulated depreciation and amortization               27,055        24,345

Unexpended industrial revenue bond proceeds                 2,000             -

Intangible assets, net                                     35,692        15,822

Goodwill                                                   24,662             -

Other assets                                                1,064           909
                                                          -------        ------
Total assets                                             $301,457      $216,926
                                                          =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $596          $239
  Accounts payable                                         14,637        18,007
  Payables due to distribution agreement partners          18,163        32,295
  Accrued salaries and employee benefits                    5,175         2,859
  Accrued expenses and other current liabilities           10,034         4,817
  Income taxes payable                                     26,074        14,766
                                                          -------        ------
  Total current liabilities                                74,679        72,983

Long-term debt, less current portion                        2,426         1,060

Accrued pension liability                                       -           331

Deferred income tax liabilities, net                        3,562         4,129

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share;
  authorized 90,000,000 shares; issued and
  outstanding 32,804,480 and 32,035,189 shares                328           320
  Additional paid-in capital                              118,515       115,610
  Retained earnings                                       101,947        22,493
                                                          -------        ------
    Total shareholders' equity                            220,790       138,423
                                                          -------       -------
Total liabilities and shareholders' equity               $301,457      $216,926
                                                          =======       =======


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (In Thousands, Except Per Share Amounts)

                                                                   (*Restated)
                                                2002       2001        2000
                                                ----       ----        ----
      Net sales                              $381,603   $271,035    $85,022
      Cost of goods sold                      198,313    161,306     62,332
                                              -------    -------     ------
           Gross margin                       183,290    109,729     22,690
      Operating expenses (income):
        Research and development               17,910     11,113      7,634
        Selling, general and administrative    40,215     21,878     16,297
        Settlements                            (9,051)         -          -
        Acquisition termination charges         4,262          -          -
                                              -------    -------     ------
           Total operating expenses            53,336     32,991     23,931
                                              -------    -------     ------
           Operating income (loss)            129,954     76,738     (1,241)
      Other (expense) income                     (305 )     (364)       506
      Interest income (expense)                   604       (442)      (916)
                                              -------    -------     ------
      Income (loss) before provision for
         income taxes                         130,253     75,932     (1,651)
      Provision for income taxes               50,799     22,010          -
                                              -------    -------     ------
      Net income (loss)                        79,454     53,922     (1,651)
      Retained earnings (accumulated
         deficit), beginning of year           22,493    (31,429)   (29,778)
                                              -------    -------     ------

      Retained earnings (accumulated
         deficit), end of year               $101,947   $22,493    $(31,429)
                                              -------    -------     ------
      Net income (loss) per share of
         common stock
        Basic                                   $2.46      $1.76      $(.06)
                                                 ====       ====        ===
        Diluted                                 $2.40      $1.68      $(.06)
                                                 ====       ====        ===

      Weighted average number of
        common shares outstanding
        Basic                                  32,337     30,595     29,604
                                               ======     ======     ======
        Diluted                                33,051     32,190     29,604
                                               ======     ======     ======



* Restated as described in the Notes to Consolidated Financial Statements.

       The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                (In Thousands)

                                                                              (*Restated)
                                                           2002        2001        2000
                                                           ----        ----        ----

Cash flows from operating activities:
 Net income (loss)                                       $79,454     $53,922     $(1,651)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Deferred income taxes                                   1,045     (20,081)          -
   Depreciation and amortization                           5,775       3,349       3,030
   Write-off of inventories                                3,096       1,790       1,645
   Allowances against accounts receivable                (10,911)     43,214       1,395
   Settlements                                            (9,051)          -           -
   Tax benefit from exercise of stock options                220      11,765           -
   Other                                                     991         181         234

 Changes in assets and liabilities:
   Increase in accounts receivable                        (5,087)    (58,917)     (6,173)
   Increase in inventories                               (23,161)    (12,999)     (1,991)
   Increase in prepaid expenses
     and other assets                                    (11,937)     (4,377)       (415)
(Decrease) increase in accounts payable                   (3,469)      6,532          41
     (Decrease) increase in payables due to
        distribution agreement partners                  (14,132)     30,607         404
     Increase in accrued expenses
       and other liabilities                               7,610       3,569         786
     Increase in income taxes payable                     11,308      14,766          -
                                                        --------     -------     -------
   Net cash provided by (used in) operating activities    31,751      73,321      (2,695)
                                                        --------     -------     -------
Cash flows from investing activities:
  Capital expenditures                                    (6,921)    (4,622)      (3,207)
  Acquisition of FineTech, net of cash acquired          (32,618)        -            -
  Proceeds from sale of fixed assets                         751      1,158           44
                                                        --------     -------     -------
   Net cash used in investing activities                 (38,788)    (3,464)      (3,163)
                                                        --------     -------     -------
Cash flows from financing activities:
  Proceeds from issuances of Common Stock                  2,693      7,597          382
  Net (payments) proceeds from revolving
   credit line and other short-term borrowings                 -     (9,666)       5,775
  Restricted proceeds from industrial revenue bond         2,000          -            -
  Principal payments under long-term debt
   and other borrowings                                     (277)      (268)        (253)
                                                        --------     -------     -------
   Net cash provided by (used in) financing activities     4,416     (2,337)       5,904
                                                        --------     -------     -------
Net (decrease) increase in cash and cash equivalents      (2,621)    67,520           46
Cash and cash equivalents at beginning of year            67,742        222          176
                                                        --------     -------     -------
Cash and cash equivalents at end of year                 $65,121    $67,742         $222
                                                        --------     -------     -------
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Taxes                                                  $38,211    $15,620            -
  Interest                                                  $148       $626         $933


  * Restated as described in the Notes to Consolidated Financial Statements.

         The accompanying notes are an integral part of these consolidated financial statements.


                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                   (In Thousands, Except Per Share Amounts)

     Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. In addition, the Company develops and manufactures in small quantities complex synthetic active pharmaceutical ingredients through its subsidiary, FineTech Ltd. ("FineTech") based in Haifa, Israel and sells a limited number of mature brand name drugs through an agreement with Bristol Myers Squibb ("BMS"). Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:
     The consolidated financial statements include the accounts of PRX and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. References herein to the "Company" refer to PRX and its subsidiaries. Certain items on the consolidated financial statements and in Notes to Consolidated Financial Statements for the prior years have been reclassified to conform to the current year financial statement presentation.

     On April 17, 2002, the Company purchased FineTech Ltd. ("FineTech"), which is based in Haifa, Israel, from International Specialty Products ("ISP"). The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the accompanying consolidated financial statements include the operating results of FineTech from the date of acquisition.

  USE OF ESTIMATES:
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining such items as provisions for rebates, returns, price adjustments, price protection and other sales allowances, depreciable/amortizable lives, pension benefits, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on results of operations or financial condition.

  INVENTORIES:
     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow moving inventories as necessary to properly reflect inventory value. Changes in these provisions are charged to cost of goods sold.

  DEPRECIATION AND AMORTIZATION:
     Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives that range from three to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

  IMPAIRMENT OF LONG-LIVED ASSETS:
     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

  RESEARCH AND DEVELOPMENT AND PATENT LITIGATION COSTS:
     Costs incurred by the Company's internal product development program to develop new products and obtain pre-marketing regulatory approval for such products are expensed as incurred and charged to research and development. The Company will either capitalize or expense amounts related to the development and marketing of new products and technologies through third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company's funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the United States Food and Drug Administration ("FDA") where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty, as well as, an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. The capitalized costs are amortized on an accelerated basis over the estimated useful life over which the related cash flows are expected to be generated and the amortization is charged to cost of goods sold. Patent litigation costs are expensed as incurred and included in selling, general and administrative expenses.

  GOODWILL AND INTANGIBLE ASSETS:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on purchase price allocations performed by independent third party valuation firms at the time of acquisition. In addition, certain amounts paid to third parties related to the development and marketing of new products and technologies, as described above, are capitalized and included in intangible assets on the consolidated balance sheets. Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives are capitalized and amortized over their estimated useful lives.

  INCOME TAXES:
     Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND RESERVES:
     At the time product is shipped and title passes to its customers, the Company recognizes revenue and simultaneously records an estimate for sales returns, chargebacks, rebates, price protection adjustments or other sales allowances, as a reduction in revenue, with a corresponding adjustment to the accounts receivable reserves. Customers are permitted to return unused product, after approval from the Company, up to 180 days before and one year after the expiration date for the product's lot. Additionally, certain customers are eligible for price rebates, offered as an incentive to increase sales volume, on the basis of the volume of purchases of a product over a specified period which generally ranges from one to three months, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracts with the Company. The Company also generally offers price protection, also known as shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. Price protection accounts for the fact that the price of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period. Such plans, which are common in the industry, generally provide for a credit to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. The Company records charges (reductions of revenue) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the expiration of the exclusivity period. In each of these instances, the Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures, the Company's market share, recent or pending introduction of new drugs, inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale.

  EARNINGS PER COMMON SHARE DATA:
     Earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding. Earnings (loss) per common share assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each year.

  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair market value based upon the relatively short-term nature of these financial instruments. The carrying amount of the Company's long-term debt, including the current portion, approximate fair market value based upon current borrowing rates available to the Company.

  CONCENTRATION OF CREDIT RISK:
     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, retail drug store chains, managed health care providers and distributors. The Company believes the risk associated with this concentration is limited due to the number of wholesalers, drug store chains, managed health care providers and distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see "-Accounts Receivable-Major Customers").

  CASH EQUIVALENTS:
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2002, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

  STOCK-BASED COMPENSATION:
     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and complies with the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   For the Years Ended December 31,
                                                                          (*Restated)
                                                   2002         2001          2000
                                                   ----         ----          ----

Net income (loss) as reported                    $79,454       $53,922      $(1,651)
Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                      (7,702)       (5,137)        (970)
                                                --------       -------      -------
   Pro forma net income (loss)                    71,752       $48,785      $(2,621)

Net income (loss) per share of common stock:
  As reported - Basic                              $2.46         $1.76        $(.06)
  As reported - Diluted                            $2.40         $1.68        $(.06)

  Pro forma - Basic                                $2.22         $1.59        $(.09)
  Pro forma - Diluted                              $2.17         $1.52        $(.09)


  SEGMENTS OF AN ENTERPRISE:
     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of financial information about operating segments in annual financial statements. The Company's management considers its business to be a single business entity.

   NEW ACCOUNTING PRONOUNCEMENTS:
     In June 2001, FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets deemed to have an indefinite life are not be amortized.
Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate an impairment might exist by applying a fair-value-based test. The adoption of this standard did not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadens the definition of discontinued operations. The Company adopted SFAS 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

NOTE 2 - RESTATEMENT OF RESULTS:

     Certain items in the consolidated financial statements for fiscal year 2000 were restated due to a change in the manner the Company accounted for its transactions with Merck KGaA in fiscal year 1998. In June 1998, the Company sold to Merck KGaA 10,400 shares of its Common Stock, and entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998, with
Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA. The Company previously accounted for the sale of the Common Stock and the distribution agreement as separate  transactions.  In restating  its  consolidated  financial statements, the Company accounted for the two transactions as a single transaction under Emerging Issues Task Force Issue ("EITF") No. 96-18

"Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services". Under EITF 96-18, the fair value of the Common Stock sold, to the extent it exceeded the cash consideration received for such Common Stock, is attributed to the distribution agreement. Under the restatement, the Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The aggregate value assigned to the Genpharm Distribution Agreement of $10,833 is being amortized on a straight-line basis over 15 years beginning in the third quarter of fiscal 1998, and the net amount is included in intangible assets. The amortization is included as a non-cash charge in selling, general and administrative expenses.

     The impact of the restatements described above on the previously reported results for fiscal year 2000 were as follows:


                                                    FOR THE YEAR ENDED
     CONSOLIDATED STATEMENT OF                      DECEMBER 31, 2000
     OPERATIONS AND ACCUMULATED DEFICIT        Reported           Restated
     ------------------------------------  ----------------   -----------------
     Selling, general and administrative       $15,575            $16,297

     Net loss                                    ($929)           ($1,651)

     Accumulated deficit                      ($29,623)          ($31,429)

     Net loss per share of common stock:
       Basic and diluted                        ($0.03)            ($0.06)

NOTE 3 - ACQUISITION OF FINETECH:

     On March 15, 2002, the Company terminated its negotiations with ISP related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred after the announcement of the proposed transaction. Pursuant to the termination, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,262 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statement of operations in fiscal year 2002.

     The Company subsequently purchased FineTech, based in Haifa, Israel, from ISP in April 2002 for approximately $32,000 and incurred $1,237 in related acquisition costs, all of which were financed by its cash-on-hand. The Company acquired the physical facilities, intellectual property and patents of FineTech and retained all FineTech employees. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also has the ability to manufacture in small quantities complex synthetic active pharmaceutical ingredients at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current Good Manufacturing Practices
(cGMP) standards. The purchase did not have a material effect on the Company's earnings in fiscal year 2002. The Company is in the process of transferring a portion of FineTech's personnel and technological resources to a laboratory facility in Rhode Island. FineTech is operated as an independent, wholly-owned subsidiary of PRX and provides immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

     The purchase price for FineTech was allocated to assets and liabilities based on management's estimates of fair value through an independent third party valuation firm. The following table sets forth the allocation of the purchase price:

            Current assets                                $971
            Property, plant and equipment                1,046
            Intellectual property                        6,580
            Goodwill                                    24,662
                                                        ------
              Total assets acquired                     33,259

            Current liabilities                             22
                                                        ------
              Total liabilities assumed                     22
                                                        ------

            Net assets acquired                        $33,237
                                                        ======

     In accordance with SFAS 142, the goodwill will not be amortized, but will be tested for impairment using a fair value approach at least annually.

NOTE 4 - ACCOUNTS RECEIVABLE:
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2002             2001
                                                     ----             ----

     Accounts receivable                           $90,520          $85,177
                                                    ------           ------

     Allowances:
     Doubtful accounts                               1,156              998
     Returns                                        18,868            4,847
     Price adjustments and allowances               16,233           41,323
                                                    ------           ------
                                                    36,257           47,168
     Accounts receivable,
     net of allowances                             $54,263          $38,009
                                                    ======           ======

     The gross accounts receivable amounts above at December 31, 2002 and December 31, 2001 are net of provisions for customer rebates of $13,610 and $14,081, and chargebacks of $63,141 and $41,830, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. This incentive is based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider. The increased chargebacks are primarily due to lower contract pricing on fluoxetine and a larger volume of sales through the Company's wholesale customers, primarily due to new product awards and trade show promotions.

     The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer, (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed. In addition, private label stock is not returnable. The Company's provision for returns has increased in fiscal year 2002 primarily due to higher overall sales volumes and a higher rate of returns from the brand products the Company is currently selling.

     The accounts receivable reserve for price adjustments and allowances includes provisions for cash discounts, sales promotions and price protection. Cash or terms discounts are given to customers who pay within a specific period of time. Sales or trade show promotions may be run by the Company where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. The Company generally offers price protection, also known as shelf-stock adjustments, with respect to sales of new generic drugs for which it has a market exclusivity period. Price protection accounts for the fact that the price of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product at the end of the exclusivity period. Such plans, which are common in the Company's industry, generally provide for a credit to customers with respect to the customer's remaining inventory at the end of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. In the Company's experience, the amount by which the price of a drug may decline at the end of an exclusivity period will depend in part on the number of additional generic manufacturers that introduce and market a comparable product. The Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit it will have to issue at the end of an exclusivity period. The Company records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. As a result, the Company will be required to credit customers for price protection based on the quantity of that inventory and the decrease in a particular products market price at the end of the exclusivity period.

     The Company's exclusivity period for fluoxetine, the generic version of Eli Lilly and Company's Prozac(R), expired in late-January 2002. With respect to fluoxetine, the Company established a price protection reserve during the exclusivity period of approximately $34,400, based on its estimate that between eight and ten additional generic manufacturers would introduce and market products comparable to the 10 mg and 20 mg tablets and between one and three additional manufacturers would introduce and market a comparable product for the 40 mg capsules. As a result of the introduction of these competing generic products during the first quarter of 2002, the sales price for fluoxetine substantially declined from the sales price the Company charged during the exclusivity period. In fiscal year 2002, the Company issued price protection credits totaling approximately $27,400 and eliminated the price protection reserve that it believes was no longer necessary. Pursuant to distribution agreements with strategic partners, the elimination of the reserve had a favorable impact on the Company's gross margin of approximately $1,800 in fiscal year 2002.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor entered into a settlement agreement with BMS pursuant to which the public record states that the present formulation of the generic company's product infringes a BMS patent related to megestrol acetate. However, at this time, the Company has no information as to whether the settlement agreement provides for the generic competitor to enter the market at some point in the future. The Company has patents that cover its unique formulation for megestrol acetate oral suspension and will avail itself of all legal remedies and intends to take the steps necessary to protect its intellectual property rights. According to the Company's accounting policies, the Company did not record a price protection reserve for such product as of December 31, 2002. The Company will continue to evaluate the effect of potential competition and will record a price protection reserve when and as it deems necessary.

  MAJOR CUSTOMERS:
     The Company's top three customers by sales volume accounted for approximately 17%, 16% and 10% of net sales in fiscal year 2002, 14%, 13% and 9% of net sales in fiscal year 2001 and 21%, 9% and 8% of net sales in fiscal year 2000.

     The amounts due from these same three customers accounted for approximately 8%, 11% and 2% of the accounts receivable balance at December 31, 2002 and 23%, 14% and 6% of the accounts receivable balance at December 31, 2001.

NOTE 5 -INVENTORIES, NET:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2002          2001
                                                        ----          ----
 Raw materials and supplies, net                      $17,400       $11,574
 Work in process and finished goods, net               34,191        19,884
                                                       ------        ------
                                                      $51,591       $31,458
                                                      =======       =======

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET:
                                                    DECEMBER 31,  DECEMBER 31,
                                                        2002         2001
                                                        ----         ----

 Land                                                 $ 2,231       $ 2,231
 Buildings                                             21,509        20,455
 Machinery and equipment                               21,858        21,794
 Office equipment, furniture and fixtures               8,284         6,474
 Leasehold improvements                                   928         2,170
                                                       ------        ------
                                                       54,810        53,124
 Less accumulated depreciation and amortization        27,755        28,779
                                                       ------        ------
                                                      $27,055       $24,345
                                                      =======       =======

     Depreciation and amortization expense was $5,775, $3,349 and $3,030, respectively, for the years ended December 31, 2002, 2001 and 2000.


NOTE 7 - UNEXPENDED INDUSTRIAL REVENUE BOND PROCEEDS:

     On December 1, 2002, FineTech entered into a loan agreement among GE Capital Public Finance, Inc., a Delaware corporation ("Lender"), and Rhode Island Industrial Facilities Corporation, a public corporation and governmental agency of the State of Rhode Island and Providence Plantations ("Issuer"), to finance the acquisition and installation of equipment in Rhode Island. Pursuant to the agreement, the Issuer will finance all or a portion of the acquisition and installation of equipment (as defined in the agreement) by FineTech by issuing a $2,000 revenue bond and obtaining a loan from the Lender. FineTech shall repay the loan directly to the Lender, as assignee of Issuer and holder of the bond (see "-Long-Term Debt). The Lender has deposited the $2,000 in an escrow fund to be held, invested and disbursed as provided in an escrow agreement. The $2,000 is restricted for purchase of the equipment, as defined in the agreement, and was recorded as a noncurrent asset on the consolidated balance sheet.

NOTE 8 - INTANGIBLE ASSETS, NET:
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2002           2001
                                                        ----           ----

 BMS Asset Purchase Agreement, net of
   accumulated amortization of $1,393                 $10,307              -
 Product License fees                                   9,199         $5,017
 Genpharm Distribution Agreement, net of
   accumulated amortization of $3,250 and $2,528        7,583          8,305
 Intellectual property, net of accumulated
   amortization of $451                                 6,129              -
 Genpharm Profit Sharing Agreement, net of
   accumulated amortization of $26                      2,474          2,500
                                                      -------        -------
                                                      $35,692        $15,822
                                                      =======        =======

     Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty and intellectual property. The values of the distribution rights, pursuant to agreements with BMS and Genpharm, are capitalized and amortized on a straight-line basis over the products' estimated useful lives of seven to 15 years. The values of the product license fees and the Genpharm Profit Sharing Agreement will be amortized, beginning in the period in which the product or products are brought to market, over the estimated useful life in which the related cash flows are generated. The values of the intellectual property, consisting of trademarks, patents, product and core technology, and research contracts, are amortized on a straight-line basis over their estimated useful lives of six to 10 years. All capitalized costs are subject to periodic impairment testing.

     In March 2002, the Company entered into an agreement with BMS (the "BMS Asset Purchase Agreement") and acquired the United States rights to five of BMS's brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, paid approximately $1,024 in March 2002 and agreed to make an additional payment of approximately $1,025 in the first quarter of 2003. The Company determined, through an independent third party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years beginning in March 2002, with the net amount included in intangible assets on the consolidated balance sheets. The amortization is included as a non-cash charge in cost of goods sold.

     In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") with Genpharm, to expand its strategic product partnership. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000 in the second quarter of 2002, included in intangible assets on the consolidated balance sheets, for two products, loratadine 10 mg tablets and mirtazapine tablets, which have been tentatively approved by the FDA (see "-Research and Development Agreements-Genpharm, Inc.").

     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group ("Breath") to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain United States territories while Breath has the rights to all worldwide markets outside of the United States and such territories. As a result of this agreement, Par filed an ANDA for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par. Par intends to vigorously defend its position in the pending litigation with Pharmacia (see "-Legal Proceedings"). Pursuant to this agreement, Par made payments of $2,500 in fiscal year 2001 and $2,500 in the first quarter of fiscal year 2002 to Breath, which are included in intangible assets on the consolidated balance sheets.

     In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000 in fiscal years 2000 and 2001, which is included in intangible assets on the consolidated balance sheets, for a completed process together with its technology transfer package and patent. The Company has since purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman, who is currently a director of the Company. In addition, Dr. Gutman is entitled to royalties on gross profits from potential sales of several other products pursuant to agreements made with FineTech prior to the Company's acquisition.

     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company's Common Stock to Merck KGaA, through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive United States distribution rights to a portfolio of products covered by a distribution agreement with Genpharm (see "-Distribution and Supply Agreements-Genpharm, Inc."). The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in shareholders' equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS 109. The aggregate value assigned to the Genpharm Distribution Agreement of $10,833 is being amortized on a straight-line basis over 15 years beginning in the third quarter of fiscal 1998, and the net amount is included in intangible assets. The amortization is included as a non-cash charge in selling, general and administrative expenses.

     In January 1999, the Company and Genpharm, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company receives a portion of the profits generated from the sale of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R), and 15 products sold under a separate agreement between Genpharm and an unaffiliated United States-based pharmaceutical company in exchange for a non-refundable fee of $2,500 paid by the Company and included in intangible assets on the consolidated balance sheets. In November 2001, the FDA granted Genpharm 180-days marketing co-exclusivity for 10 mg and 20 mg doses of omeprazole. The exclusivity would have allowed only Genpharm and/or Andrx Corporation ("Andrx") to enter the market during the exclusivity period. Under the Genpharm Profit Sharing Agreement, the Company was entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole. In November 2002, the Company announced that Genpharm and Andrx in conjunction with KUDCo, a subsidiary of Schwarz Pharma AG of Germany, had relinquished exclusivity rights for 10 mg and 20 mg doses of omeprazole, thereby allowing KUDCo to enter the market with a generic version of Prilosec(R). As a result, KUDCo received final ANDA approval from the FDA for its generic version of Prilosec(R). The terms of the agreement provide Genpharm with an initial 15% share of KUDCo's profits, as defined in the agreement, with a subsequent reduction over time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole "at risk" because Astra is appealing the court's patent infringement decision. The full impact of KUDCo's omeprazole launch on the Company's revenues is presently unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole. The Company recognized $755 in revenues in December 2002 related to its share of Genpharm profits and began amortizing the $2,500 fee paid pursuant to the Genpharm Profit Sharing Agreement over the product's cash flows over its estimated useful life. The amortization is charged to cost of goods sold. In the event there is a court ruling that is unfavorable to KUDCo in the pending appeal by Astra, the Company could be obligated to return any payments received from Genpharm pursuant to this agreement.

     The Company recorded amortization expense related to intangible assets of $2,592 and $722, respectively, for fiscal years 2002 and 2001. Annual amortization expense in each of the next five years, related to the intangible assets currently being amortized, is expected to be $3,070 per year.

NOTE 9 - RESEARCH AND DEVELOPMENT AGREEMENTS:

     To supplement its own internal development program, the Company seeks to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies. To date, the Company has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development. Payments related to these agreements are either expensed as incurred or capitalized according to the Company's Significant Accounting Policies. To date, the Company entered into the following product development agreements that it believes are significant to its business.

  THREE RIVERS PHARMACEUTICALS, LLC.
     In July 2002, the Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") entered into a license and distribution agreement (the "Three Rivers Distribution Agreement"), which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Upon FDA approval and final marketing clearance, Par will have the exclusive right to sell the product in non-hospital markets and will be required to pay Three Rivers a percentage of the gross profits, as defined in the agreement. In addition, the Company paid Three Rivers $1,000, which was charged to research and development expenses in fiscal year 2002, and agreed to pay Three Rivers $500 at such time as Par commercially launches the product. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and is currently in litigation with the patent holders. According to current FDA practice, Par believes it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug.

  NORTEC DEVELOPMENT ASSOCIATES, INC.:
     In May 2002, the Company entered into an agreement with Nortec Development Associates, Inc. (a Glatt company) ("Nortec") to develop an extended release generic version of a currently marketed branded extended release pharmaceutical product. Under the terms of the agreement, the Company obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. If formulation and development are successful, the ANDA for the drug could be submitted to the FDA in 2004 and will include a Paragraph IV certification. The Company and Nortec have agreed to collaborate on the formulation, and Par has agreed to serve as the exclusive marketer and distributor of the product.

     In June 2002, the Company expanded its collaboration with Nortec to develop an extended release generic version of another currently marketed, branded extended release pharmaceutical product. Under the terms of the new agreement, Par also obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. If successful in development, the Company expects to submit an ANDA to the FDA for the product in 2003. The Company and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product.

     Pursuant to these agreements with Nortec, the Company made non-refundable payments totaling $1,000, which were charged to research and development expenses in fiscal year 2002. The Company also agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of the two potential products and $600 for each product on the day of the first commercial sale. In addition to these payments, the Company agreed to pay Nortec a royalty on net sales of the products, as defined in the agreements.

  GENPHARM, INC.:
     Under the terms of the Genpharm 11 Product Agreement, Par licensed the exclusive rights to 11 generic pharmaceutical products currently under development. Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered under this agreement. In the second quarter of 2002, the Company paid Genpharm a non-refundable fee of $2,000, included in intangible assets on the consolidated balance sheets, for two of the products. Pursuant to the Genpharm 11 Product Agreement, the Company's share of development and legal costs related to the other products has been expensed as incurred. In addition to the two products noted above, there are three other ANDAs for potential products covered under the Genpharm 11 Product Agreement, pending with, and awaiting approval from, the FDA. The Company will also be required to pay an additional non-refundable fee of up to $414 based upon FDA acceptance of filings for six of the nine remaining products.

  ELAN TRANSDERMAL TECHNOLOGIES, INC.:
     In December 2002, the Company and Elan Transdermal Technologies, Inc. ("Elan") terminated an agreement (the "Development, License and Supply Agreement"), dated December 2001, to develop several modified release drugs over the next five years. The Company paid Elan $1,902 in fiscal years 2002 and 2003, which was charged to research and development expenses, for a product covered under the Development, License and Supply Agreement, thereby completing its obligations pursuant to the agreement.

     In April 2001, Par entered into a licensing agreement with Elan to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim's Catapres TTS(R). Elan filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expires in May 2003. Elan will be responsible for the development and manufacture of the products, while Par will be responsible for marketing, sales and distribution. Par will reimburse Elan for research and development costs and Elan will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Elan approximately $1,167 and $833, respectively, in fiscal years 2001 and 2002, which was charged to research and development expenses. In addition, Par will pay to Elan $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.

  PENTECH PHARMACEUTICALS, INC.:
     In November 2002, the Company amended its agreement (the "Supply and Marketing Agreement") with Pentech Pharmaceuticals, Inc. ("Pentech"), dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, as amended, Par has the exclusive right to market, sell and distribute the product in the United States and its territories and has agreed to pay Pentech a percentage of the gross profit from sales on the product. Paroxetine hydrochloride is the generic version of GlaxoSmithKline's Paxil(R). Currently, GlaxoSmithKline markets Paxil(R) only in tablet form. Paxil(R), a selective serotonin reuptake inhibitor, is indicated for the treatment of depression and other disorders. The Company believes that its ANDA submission for paroxetine hydrochloride capsules is the first to be filed with a paragraph IV certification. The Company has reason to believe that another generic drug company has first-to-file status for the tablet form of this product. Par intends to market a capsule form of the product. Pursuant to the Supply and Marketing Agreement with Pentech, Par is responsible for all legal expenses up to $2,000, which have been expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments. In fiscal year 2003, Par will be responsible for

Pentech costs associated with the project up to $1,300, which will be charged to research and development expenses as incurred.

NOTE 10 - RESEARCH AND DEVELOPMENT VENTURES:

     The Company is committed to developing new products that have limited competition and longer product life cycles. To augment its internal development program, the Company seeks to enter into research and development ventures where it can share development costs while using the expertise of its partners. To date, the Company has entered into the following research and development ventures.

  RHODES TECHNOLOGIES, INC.:
     In April 2002, the Company entered into an agreement with Rhodes Technologies, Inc. ("RTI"), an affiliated company of Purdue Pharma L.P., to establish a joint venture partnership in the United States. The new joint venture was named SVC Pharma and is owned equally by both parties. SVC Pharma will utilize, on a case-by-case basis, advanced technologies and patented processes to develop, manufacture, market and distribute certain unique, proprietary pharmaceutical products. Under the terms of the agreement, when both partners agree to pursue a specific project, each partner will contribute resources to the new enterprise. RTI has agreed to provide scientific and technological expertise in the development of non-infringing, complex molecules. In addition to providing chemical synthesis capabilities, RTI has agreed to provide the manufacturing capacity for sophisticated intermediate and active pharmaceutical ingredients. Par has agreed to provide development expertise in dosage formulation and will be responsible for marketing, sales and distribution. The companies will share equally in expenses and profits. SVC Pharma has identified several candidates for drug development. The Company's funding of $952, related to the first project, began in the fourth quarter of fiscal year 2002. The Company accounts for its share of the expenses of SVC Pharma with a charge to research and development as incurred.

  GENERICS (UK) LTD.:
     The Company, Israel Pharmaceutical Resources L.P. ("IPR") and Generics (UK) Ltd. ("Generics"), a subsidiary of Merck KGaA, entered into an agreement (the "Development Agreement"), dated as of August 11, 1998, pursuant to which Generics agreed to fund one-half the costs of the operating budget of IPR, the Company's research and development operation in Israel, in exchange for the exclusive distribution rights outside of the United States to products developed by IPR after the date of the Development Agreement. In December 2002, the Company decided to terminate its IPR operation and sold the assets of IPR to a private company in Israel. The loss on the sale of IPR's assets was $920 and is included in selling, general and administrative expenses in December 2002. The expenses of IPR for fiscal year 2002 were $1,032 and are included in research and development as incurred, net of the funding from Generics. The Company expects the remaining shutdown expenses at IPR to be nominal in fiscal year 2003.

NOTE 11 - DISTRIBUTION AND SUPPLY AGREEMENTS:
  BRISTOL MYERS SQUIBB:
     The Company is selling five of BMS's brand products including the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic through the BMS Asset Purchase Agreement, dated March 5, 2002. The Company obtained the right to sell these products manufactured by BMS through a legal settlement and began selling the products in March 2002.

  DR. REDDY'S LABORATORIES LTD:.
     In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering up to 14 generic pharmaceutical products to be marketed exclusively by Par in the United States and certain other United States territories. To date, three of such products have obtained FDA approval, two of which are currently being marketed by Par. In addition, three of the products have been filed with, and are awaiting approval from, the FDA. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The products covered by the Reddy Development and Supply Agreement are in addition to four products currently being marketed by the Company under prior agreements with Reddy. Pursuant to these agreements with Reddy, the Company pays Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of all products covered under such agreements.

  GENPHARM, INC.:
     Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain other United States territories to approximately 40 generic pharmaceutical products. To date, 19 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development, or have been submitted to the FDA for approval. Currently, there are seven ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company pays Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered by the Genpharm Distribution Agreement.

     The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm. To date, two of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed or have been identified for development. Genpharm and the Company are sharing the costs of developing the products and for obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales made by the Company of products included in the Genpharm Additional Product Agreement.

     In December 2002, the Company entered into a supply and distribution agreement with Genpharm and Leiner Health Products, LLC. ("Leiner") related to the recent switch of loratadine 10 mg tablets (Claritin(R)) from prescription to over-the counter. Pursuant to the agreement, Genpharm has agreed to manufacture the product and Leiner has agreed to market and engage in over-the-counter distribution of the product in the United States and its territories for Par. The Company will receive a portion of installment payments made to Genpharm by Leiner in fiscal 2003 totaling $594 in addition to a percentage of the net profit attributable to Leiner sales.

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

  PAYABLES DUE TO DISTRIBUTION AGREEMENT PARTNERS:
     Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits as defined in each agreement. As of December 31, 2002 and 2001, the Company had payables due to distribution agreement partners of $18,163 and $32,295, respectively. The decrease is primarily due to lower pricing on fluoxetine following the expiration of the Company's exclusivity period in January 2002.

NOTE 12 - SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement was amended in December 2002, to incorporate the addition of FineTech and remove IPR as a party to the agreement. The Loan Agreement, as amended, provides Par with a revolving line of credit expiring March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of December 31, 2002, the borrowing base was approximately $27,000. The interest rate charged on the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than real property, and is guaranteed by the Company. In connection with such facility, the Company established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility is subject to covenants based on various financial benchmarks. In November 2002, GECC waived certain events of default related to financial covenants and amended the financial covenants in the Loan Agreement. To date, no debt is outstanding under the Loan Agreement.

NOTE 13 - LONG-TERM DEBT:
                                                 DECEMBER 31,   DECEMBER 31,
                                                     2002           2001
  Industrial revenue bond (a)                      $2,000               -
  Mortgage loan (b)                                   809            $851
  Other (c)                                           213             448
                                                  -------          ------
                                                    3,022           1,299
  Less current portion                               (596)           (239)
                                                  -------          ------
                                                   $2,426          $1,060
                                                  =======          ======

  (a) The industrial revenue bond in the principal amount of $2,000 is to be paid in equal monthly installments over a term of five years maturing January 1, 2008. The bond is secured by certain equipment of FineTech in Rhode Island, bears interest at 4.27% per annum and is subject to covenants based on various financial benchmarks.

  (b) In June 2001, the Company and Hudson United Bank entered into an agreement that extended the terms of the mortgage loan. The mortgage loan extension, in the principal amount of $877, is to be paid in equal monthly installments over a term of 13 years maturing May 1, 2014. The mortgage loan, secured by certain real property of the Company, has a fixed interest rate of 8.5% per annum, with rate resets after the fifth and tenth years based upon a per annum rate of 3.25% over the five-year Federal Home Loan Bank of New York rate. The Company paid the remaining balance on the mortgage loan in February 2003.

  (c) Includes primarily amounts due under capital leases for computer equipment.

     Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $596 in 2003, $472 in 2004, $441 in 2005, $459 in 2006, $442 in 2007, and $612 thereafter.

     During fiscal years 2002, 2001 and 2000, the Company incurred interest expense of $148, $626 and $933, respectively. Interest paid approximated interest expense in each of these fiscal years.

NOTE 14 - EARNINGS PER SHARE:

     Outstanding options and warrants of 1,793 and 3,175 as of December 31, 2002 and 2001, respectively, were included in the computation of diluted earnings per share because the exercise prices were lower than the average market price of the Common Stock in the respective periods. Outstanding options and warrants of 3,354 as of December 31, 2000, where the exercise prices were lower than the average market price of the Common Stock in the respective period, were excluded from diluted earnings per share because they would have been anti-dilutive. Outstanding options and warrants of 1,971, 579 and 263 as of December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                   (*RESTATED)
                                                2002       2001        2000
                                                ----       ----        ----

NET INCOME (LOSS)                             $79,454    $53,922    $(1,651)

BASIC:
Weighted average number of common
  shares outstanding                           32,337     30,595     29,604

NET INCOME (LOSS) PER SHARE OF COMMON STOCK     $2.46      $1.76      $(.06)
                                                 ====       ====        ===
ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                           32,337     30,595     29,604
Effect of dilutive options                        714      1,595          -
                                              -------    -------    -------
Weighted average number of common and common
   equivalent shares outstanding               33,051     32,190     29,604

NET INCOME (LOSS) PER SHARE OF COMMON STOCK     $2.40      $1.68      $(.06)
                                                 ====       ====        ===


NOTE 15 - SHAREHOLDERS' EQUITY:

  PREFERRED STOCK:
     In 1990, the Company's shareholders authorized 6,000 shares of a newly created class of preferred stock with a par value of $.0001 per share. The preferred stock is issuable in such series and with such dividend rates, redemption prices, preferences and conversion, and other rights as the Board may determine at the time of issuance. At December 31, 2002 and 2001, the Company did not have preferred stock issued and outstanding.

  COMMON STOCK:
     In August 2001, Merck KGaA and Genpharm exercised options and warrants covering 1,421 shares of Common Stock. EMD, Merck KGaA and Genpharm subsequently sold their entire holdings of 13,634 shares of Common Stock, representing approximately 43% of the Company's total outstanding shares of Common Stock at the close of the transaction in September 2001, to unaffiliated institutional investors in a private placement.

  DIVIDEND:
     The Company did not pay any dividends on its Common Stock in fiscal years 2002, 2001 and 2000.

 CHANGES IN SHAREHOLDERS' EQUITY:
     Changes in the Company's Common Stock and Additional Paid-in Capital accounts during fiscal years 2002 and 2001 were as follows:


                                                                  (*RESTATED)
                                                                  ADDITIONAL
                                                COMMON STOCK        PAID-IN
                                            SHARES       AMOUNT     CAPITAL
                                            -------      ------     -------
     Balance, December 31, 1999              29,562        $296     $95,503
      Issuance of stock options                   -           -         258
      Exercise of stock options                  66           1         176
      Compensatory arrangements                  19           -         205
                                            -------      ------     -------
     Balance, December 31, 2000              29,647         297      96,142
      Exercise of Genpharm warrants             250           2       2,095
      Exercise of Genpharm stock options        351           4         699
      Exercise of Merck KGaA stock options      820           8       1,632
      Exercise of stock options                 961           9       3,092
      Issuance of stock options                   -           -         129
      Compensatory arrangements                   6           -      11,821
                                            -------      ------     -------
     Balance, December 31, 2001              32,035         320     115,610
      Exercise of stock options                 761           8       2,471
      Compensatory arrangements                   8           -         434
                                            -------      ------     -------
     Balance, December 31, 2002              32,804        $328    $118,515
                                            =======      ======     =======

     Compensatory arrangements include the tax treatment related to the exercise of stock options.

  EMPLOYEE STOCK PURCHASE PROGRAM:
     The Company maintains an Employee Stock Purchase Program ("Program"). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 8 and 7 shares during fiscal years 2002 and 2001, respectively. At December 31, 2002, 813 shares remain available for issuance and sale under the Program.

  STOCK OPTIONS:
     The following is a summary of stock option activity in each of the periods as follows:

                                   FOR THE YEARS ENDED DECEMBER 31,
                              2002               2001               2000
                              ----               ----               ----
                               WEIGHTED             WEIGHTED           WEIGHTED
                                AVERAGE              AVERAGE            AVERAGE
                               EXERCISE             EXERCISE           EXERCISE
                        SHARES   PRICE       SHARES   PRICE     SHARES   PRICE
                        ------ --------      ------ --------    ------ ---------
 Outstanding at
   beginning of year     3,754  $18.88        2,197   $3.40      1,766   $2.90
 Granted                   891  $23.99        2,576  $25.95        550   $5.19
 Exercised                (761)  $3.26         (961)  $3.23        (66)  $2.64
 Canceled/Surrendered     (120) $25.38          (58)  $5.73        (53)  $6.11
                           ---                   --                 --
 Outstanding at
   end of year           3,764  $23.04        3,754  $18.88      2,197   $3.40
                         =====                =====              =====

     At December 31, 2002, 2001 and 2000 exercisable options amounted to 931, 834 and 571, respectively. The weighted average exercise prices of the options for these respective periods were $20.23, $2.76 and $3.82. Exercise price ranges and additional information regarding the 3,764 options outstanding at December 31, 2002 were as follows:

                         Outstanding Options                       Exercisable Options
                         -------------------                        ------------------
    Exercise        Number   Weighted Average  Weighted Average   Number   Weighted Average
   Price Range    of Options  Exercise Price   Remaining Life   of Options  Exercise Price
   -----------    ----------  --------------   ---------------  ---------- ----------------

 $1.50 to $4.13       154         $2.16          2.4 years          154         $2.16
 $5.13 to $7.63       771         $6.65          6.9 years          224         $6.23
$21.65 to $24.33      542        $22.18          9.2 years            3        $24.05
$25.85 to $29.90      354        $26.77          6.9 years            -             -
$30.55 to $36.25    1,943        $30.76          8.5 years          550        $30.98


     In fiscal year 2001, the Company's shareholders approved the 2001 Performance Equity Plan (the "2001 Plan"). The 2001 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless terminated sooner. The Company initially reserved 4,000 shares of Common Stock for issuance under the 2001 Plan. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.

     In fiscal year 2000,  the  Company's  Board  adopted  the 2000  Performance
Equity Plan (the "2000 Plan") which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to shareholder approval. The 2000 Plan provides for the granting of incentive and nonqualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless terminated sooner. The Company has reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% in the Company.

     In fiscal year 1998, the Company's shareholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan") pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors' Plan became effective October 28, 1997 and will continue until

October 28, 2007, unless terminated sooner. Options granted under the 1997 Directors' Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors' Plan is ten years. The Company reduced the number of shares of Common Stock for issuance under the 1997 Directors' Plan to 450 shares. In connection with the adoption of the 1997 Directors' Plan, the 1995 Directors' Stock Option Plan was terminated.

     Under all the stock option plans, the stock option exercise price of all the option grants equaled the market price on the date of grant. At December 31, 2002 and 2001, options for 1,330 and 607 shares, respectively, were available for future grant under the Company's various stock option plans.

     As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based awards to employees. Pro-forma information regarding net income is required by SFAS 123. This required information is to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that standard. The fair value of options granted during the years ended December 31, 2002, 2001, and 2000, has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                  2002              2001              2000
                                  ----              ----              ----
     Risk free interest rate      4.3%              4.5%              4.8%
     Expected term             5.5 years          5.2 years        5.7 years
     Expected volatility         68.6%              69.4%            68.4%

     It is assumed that no dividend will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2002, 2001 and 2000 were $14.89, $15.74 and $3.29, respectively.

NOTE 16 - INCOME TAXES:

     The components of the Company's provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                        For the Years Ended December 31,
                                         2002          2001        2000
                                         ----          ----        ----
   Current income tax provision:
     Federal                           $43,682       $34,807          -
     State                               6,072         5,723          -
                                        ------        ------          -
                                        49,754        40,530          -
                                        ------        ------          -

   Deferred income tax benefit:
     Federal                               938       (16,075)         -
     State                                 107        (2,445)         -
                                        ------        ------          -
                                       $50,799       $22,010          -
                                        ======        ======          =

     Deferred tax assets and (liabilities) as of December 31, 2002 and 2001 are as follows:

Deferred tax asset, net:
                                                 December 31,     December 31,
                                                     2002             2001
     Current deferred assets:
      Accounts receivable                          $29,608          $32,781
      Inventories                                    2,076            1,442
      Accrued expenses                                 913               71
      Other                                            276              191
                                                    ------           ------
                                                    32,873           34,485
                                                    ------           ------
     Non-Current deferred assets:
      Asset impairment reserve                         431              467
      Research and development expenses                377              367
      Other                                            487              280
                                                    ------           ------
                                                     1,295            1,114
                                                    ------           ------

     Deferred tax assets                            34,168           35,599
                                                    ------           ------
     Deferred liabilities:
      Fixed assets                                  (1,900)          (1,921)
      Genpharm distribution agreement               (2,957)          (3,322)
                                                    ------           ------
                                                    (4,857)          (5,243)
                                                    ------           ------
     Net deferred tax asset                        $29,311          $30,356
                                                    ======           ======

     The exercise of stock options in fiscal years 2002 and 2001, respectively, resulted in credits to additional paid-in capital of $9,984 and $220. In addition, due to the recognition of the benefit associated with net operating losses prior to fiscal year 2001 relating to employee stock options, $1,561 was credited to additional paid-in capital in fiscal year 2001.

     The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods as follows:

                                            For the Years Ended December 31,
                                            2002           2001          2000
                                            ----           ----          ----

     Federal statutory tax rate              35%            35%          (34%)
     State tax - net of Federal benefit       4%             3%            2%
     Other                                    -              3%            -
     (Decrease) increase in valuation
       reserve for deferred tax assets        -            (12%)          32%
                                            ----           ----          ----
     Effective tax rate                      39%            29%             -
                                            ====           ====          ====


NOTE 17 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  LEASES:
     At December 31, 2002, the Company had minimum rental commitments aggregating $21,054 under non- cancelable operating leases expiring through fiscal year 2012. Amounts payable there under are $2,812 in 2003, $2,927 in 2004, $2,535 in 2005, $2,436 in 2006, $2,140 in 2007 and $8,204 thereafter. Rent expense charged to operations in fiscal years 2002, 2001 and 2000 was $1,513, $611 and $622, respectively.

  RETIREMENT PLANS:
     The Company has a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to first 6% of compensation contributed by the employee. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Company's Board of Directors in its sole discretion. The Company's provisions for these plans and the defined benefit plan discussed below were $1,895 in fiscal year 2002, $559 in fiscal year 2001 and $317 in fiscal year 2000. In fiscal year 1998, the Company merged a defined contribution social security integrated Retirement Plan into the Retirement Savings Plan. In June 2002, the Company made a discretionary contribution to the Retirement Savings Plan of approximately $600 for Plan year 2001.

     The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. The assets of the Pension Plan are invested in mortgages and bonds.

     Net pension expense for fiscal years 2002, 2001 and 2000 included the components set forth in the table below.

                                         FOR THE YEARS ENDED DECEMBER 31,
                                       2002            2001           2000
                                       ----            ----           ----
     Interest cost                     $125            $132           $131
     Actual return on
           Pension Plan assets         (216)           (405)          (132)
     Recognized actuarial loss            -               2              3
     Net amortization and deferral
       asset gain                        78             290             23
     Amortization of initial
         unrecognized
         transition obligation           51              51             51
                                       ----            ----           ----
     Net pension expense                $38             $70            $76
                                       ====            ====           ====

     For fiscal years 2002 and 2001, the discount rate used to measure the projected benefit obligation for the Pension Plan was 6.5% and 6.25%, respectively, and the assumed long-term rate of return on plan assets was 6.5% and 7.00% for the same periods.

     The following provides a reconciliation of the Pension Plan's benefit obligation, assets and funded status.

                                                  DECEMBER 31,    DECEMBER 31,
                                                      2002            2001
                                                      ----            ----
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at the beginning
     of the year                                     $2,070          $2,020
   Interest cost                                        125             131
   Actuarial loss                                         4              59
   Benefits paid                                       (136)           (140)
                                                      -----           -----
   Benefit obligation at the end of the year         $2,063          $2,070
                                                      =====           =====

CHANGE IN PLAN ASSETS
   Fair value of Pension Plan assets at the
     beginning of the year                           $2,051          $1,661
   Actual return on assets                              216             404
   Employer contributions                                17             126
   Benefits paid                                       (136)           (140)
                                                      -----           -----
   Fair value of Pension Plan assets at the
     end of the year                                 $2,148          $2,051
                                                      =====           =====

FUNDED STATUS OF PLAN
   Over/(under) funded status                           $85            $(19)
Unrecognized net actuarial gain                         (75)             (1)
Unrecognized transition obligation                      280             332
Adjustment for minimum liability                       (290)           (331)
                                                      -----           -----
Net recorded pension liability                           $-            $(19)
                                                      =====           =====
                                      F-25

     The Company has no additional minimum pension liability because the Pension Plan Assets exceed the benefit obligation at the end of the year. In accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded an additional minimum pension liability for under funded plans of $331 for fiscal year 2001 representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities would be charged directly to shareholders' equity.

  LEGAL PROCEEDINGS:
     Par has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of the latanoprost product in the United States. Par's ANDA includes a Paragraph IV certification that the existing patents in connection with Xalatan(R) are invalid, unenforceable or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against the Company on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in fact discovery. Par intends to vigorously defend the lawsuit. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' motion for injunctive relief or their claim for attorneys' fees.

     Par, among others, is a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). Par intends to vigorously defend these lawsuits. While the outcome of litigation is never certain, Par believes that it will prevail in these lawsuits.

     The Company prevailed against Alpharma USPD, Inc. ("Alpharma") in an interference proceeding before the U.S. Patent and Trademark Office regarding PRX's patents and applications relating to megestrol acetate oral suspension formulations. Additionally, PRX filed suit against Alpharma in the U.S. District Court, Southern District of New York in February 2002. Alpharma has now entered into a consent judgment and order of permanent injunction in this matter. Alpharma is hereby enjoined from making, using, selling or importing its megestrol oral suspension product.

     The Company is involved in certain other litigation matters, including product liability and patent actions, as well as actions by former employees, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend all of these actions.

  OTHER MATTERS:
     In December 2001, the Company made the first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer and owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids will utilize the Company's cash infusion for working capital and operating expenses. Through December 31, 2002, the Company had invested $768 of its potential investment. Due to HighRapids current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment was expensed as incurred in fiscal years 2002 and 2001 and included in other expense on the consolidated statements of operations. As of December 31, 2002, the Company held approximately 30% of the outstanding common stock of HighRapids and had the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. PRX's Chief Executive Officer is the President, Chief Executive Officer and a director of HighRapids. A director of the Company owns shares of HighRapids' common stock (less than 1%) that were acquired prior to the commitment of the Company discussed above.

NOTE 18 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

     Selected quarterly financial data for fiscal years 2002 and 2001 is unaudited and included in the table below.

                                                FISCAL QUARTERS ENDED
                             ---------------------------------------------------------
                             MARCH 31, 2002 JUNE 30, 2002 SEPT. 30, 2002 DEC. 31, 2002
                             -------------- ------------- -------------- -------------

Net sales                        $80,508       $101,755      $100,237     $99,103
Gross margin                      39,275         46,415        46,952      50,648
Net income                        20,760         20,380        19,643      18,671

Net income per common share
Basic                               $.65           $.64          $.60        $.57
Diluted                             $.63           $.62          $.59        $.56

                                                FISCAL QUARTERS ENDED
                             ---------------------------------------------------------
                               (*RESTATED)   (*RESTATED)   (*RESTATED)
                             MARCH 31, 2001 JUNE 30, 2001 SEPT. 29, 2001 DEC. 31, 2001
                             -------------- ------------- -------------- -------------

Net sales                        $25,704       $29,297       $127,924       $88,110
Gross margin                       8,428        11,121         51,928        38,252
Net income                         1,496         2,204         33,732        16,490
Net income per common share
Basic                               $.05          $.07          $1.09          $.52
Diluted                             $.05          $.07          $1.04          $.50

                                (REPORTED)   (REPORTED)     (REPORTED)
Net sales                        $25,704       $29,297        $99,724
Gross margin                       8,428        11,121         41.563
Net income                         1,677         2,385         26,850
Net income per common share
Basic                               $.06          $.08           $.87
Diluted                             $.05          $.08           $.83


     Certain items in the selected quarterly financial data for fiscal year 2001 were restated to reflect the quarterly amortization and corresponding tax effect of the value of the exclusive United States distribution rights obtained by the Company through a strategic alliance with Merck KGaA as described in the "Restatement of Results" footnote. In addition, certain items were restated to reflect the reversal of a price protection reserve originally recorded in the third quarter of 2001 related to the Company's fluoxetine (Prozac(R)) product launch in August 2001. The Company had intended to record the effect of the total projected price protection reserve anticipated upon competition entering the market at the end of the Company's exclusivity period in late-January 2002 over the entire exclusivity period based on its net sales in each period. However, because the total projected price protection reserve was based on customer inventories at the end of the exclusivity period, the accounting treatment requires that the reserve be recorded only in the periods in which the remaining inventory would have been sold (see "-Accounts Receivable"). As a result, the Company restated its numbers for the third quarter 2001 (reversing the reserve in such quarter) and recorded the entire price protection reserve in the fourth quarter of 2001 and January 2002. The restatement related to price protection resulted in increases in net sales of $28,200, gross margin of $10,365 and net income of $6,882 in the third quarter of 2001.

NOTE 19 - SUBSEQUENT EVENTS

     In February 2003, Three Rivers Pharmaceuticals reached a settlement with Schering Corporation ("Schering") in the patent litigation case involving Rebetol(R) brand ribavirin, which is indicated for the treatment of chronic hepatitis. Under the terms of the settlement, Schering has provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania. The agreement is subject to the Court's dismissal of the relevant lawsuits.

     Three Rivers is also currently in litigation with Ribapharm, Inc. regarding certain patents that Ribapharm asserts relate to ribavirin. A trial date in that litigation is scheduled for May 2003. Three Rivers does not have tentative approval from the FDA at this time.


                                                                         SCHEDULE II
                         PHARMACEUTICAL RESOURCES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

           Column A                       Column B     Column C       Column D    Column E
           --------                       --------     --------       --------    --------
                                                      Additions
                                         Balance at   charged to                 Balance at
                                          beginning    costs and                   end of
      Description                         of period    expenses      Deductions    period
      -----------                       -----------   ----------     ----------  ----------

Allowance for doubtful accounts:

   Year ended December 31, 2002             $998         $547          $389(a)    $1,156

   Year ended December 31, 2001             $914          $84              -        $998

   Year ended December 31, 2000             $773         $141              -        $914

 Allowance for returns and price adjustments:

   Year ended December 31, 2002          $46,170     $113,281       $124,350(b)  $35,101

   Year ended December 31, 2001           $3,040      $79,239        $36,109(b)  $46,170

   Year ended December 31, 2000           $1,786       $9,801         $8,547(b)   $3,040


      (a) Write-off of uncollectible accounts.
      (b) Returns and allowances charged against allowance provided thereof.

                                                                      EXHIBIT 21

                         Pharmaceutical Resources, Inc.
                         ------------------------------

                              List of Subsidiaries
                              --------------------


                                                          Percentage of Voting
                                                            Securities Owned
                                   Jurisdiction of                by Its
    Entity                          Organization            Immediate Parent
    ------                          ------------           -------------------

Par Pharmaceutical, Inc.            New Jersey                    100%
PRX Pharmaceuticals, Inc.           Delaware                      100%
PRI-Research, Inc.                  Delaware                      100%
Par Pharma Group, Ltd.              Delaware                      100%
Nutriceutical Resources, Inc.       New York                      100%
ParCare Ltd.                        New York                      100%
Quad Pharmaceuticals Inc.           Indiana                       100%
Israel Pharmaceutical Resources LP  Israel                         99%
FineTech Ltd.                       Israel                        100%

EX-99.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER


                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth
I. Sawyer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

    (1) The   Report fully complies  with  the  requirements of section 13(a) or
        15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kenneth I. Sawyer
----------------------------
Kenneth I. Sawyer
Chief Executive Officer
March 28, 2003

EX-99.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER



                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
J. O'Connor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Dennis J. O'Connor
------------------------
Dennis J. O'Connor
Chief Financial Officer
March 28, 2003