Form 10-Q
period 2003-03-30
PHARMACEUTICAL RESOURCES INC
filed 2003-05-14
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

                         COMMISSION FILE NUMBER: 1-10827


                         PHARMACEUTICAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


     NEW JERSEY                                                  22-3122182
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)


     ONE RAM RIDGE ROAD, SPRING VALLEY, NEW YORK                   10977
          (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (845) 425-7100



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

      Indicate by check mark whether the Registrant is an accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act): Yes     X      No
                                               -----------   -----------



         Number of shares of Common Stock outstanding as of May 9, 2003:
                                   33,286,896

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                     MARCH 30,    DECEMBER 31,
                                ASSETS                 2003         2002
                                ------                 ----         ----
                                                    (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                         $ 85,487         $65,121
  Accounts receivable, net of allowances of
   $40,019 and $36,257                                72,177          55,018
  Inventories, net                                    51,397          51,591
  Prepaid expenses and other current assets            4,307           6,381
  Deferred income tax assets                          26,973          32,873
                                                      ------          ------
   Total current assets                              240,341         210,984

Property, plant and equipment, at cost less
 accumulated depreciation and amortization            30,401          27,055

Unexpended industrial revenue bond proceeds            2,000           2,000

Intangible assets, net                                34,387          35,692

Goodwill                                              24,662          24,662

Other assets                                           1,054           1,064
                                                       -----           -----

   Total assets                                     $332,845        $301,457
                                                     =======         =======


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Current portion of long-term debt                     $544            $596
  Accounts payable                                    15,553          14,637
  Payables due to distribution agreement partners     18,386          18,163
  Accrued salaries and employee benefits               4,142           5,175
  Accrued expenses and other current liabilities      11,554          10,034
  Income taxes payable                                32,526          26,074
                                                      ------          ------
     Total current liabilities                        82,705          74,679
                                                      ------          ------

Long-term debt, less current portion                   1,534           2,426
                                                       -----           -----

Deferred income tax liabilities, net                   3,139           3,562
                                                       -----           -----

Commitments and contingencies

Shareholders' equity:
  Common Stock, par value $.01 per share; authorized:
    90,000,000 shares; issued and outstanding:
    32,942,109 and 32,804,480 shares                     329             328
  Additional paid-in capital                         120,758         118,515
  Retained earnings                                  124,380         101,947
                                                     -------         -------
    Total shareholders' equity                       245,467         220,790
                                                     -------         -------
    Total liabilities and shareholders' equity     $ 332,845        $301,457
                                                     =======         =======




 The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                       THREE MONTHS ENDED
                                                       ------------------
                                                      MARCH 30,   MARCH 31,
                                                       2003       2002
                                                       ----       ----

Revenues:
  Net product sales                                 $100,684     $80,508
  Other revenues                                       5,728           -
                                                       -----    --------
Total revenues                                       106,412      80,508
Cost of goods sold                                    51,109      41,233
                                                      ------      ------
Gross margin                                          55,303      39,275
                                                      ------      ------
Operating expenses (income):
  Research and development                             6,469       2,874
  Selling, general and administrative                 11,890       7,516
  Settlements                                              -      (9,051)
  Acquisition termination charges                          -       4,268
                                                    --------       -----
     Total operating expenses                         18,359       5,607
                                                      ------       -----
     Operating income                                 36,944      33,668
Other (expense) income                                   (34)        111
Interest income, net                                     169         254
                                                         ---         ---
Income before provision for income taxes              37,079      34,033
Provision for income taxes                            14,646      13,273
                                                      ------      ------
Net income                                            22,433      20,760
Retained earnings, beginning of period               101,947      22,493
                                                     -------      ------
Retained earnings, end of period                    $124,380     $43,253
                                                     =======      ======

Net income per share of common stock:
  Basic                                                 $.68        $.65
                                                         ===         ===
  Diluted                                               $.67        $.63
                                                         ===         ===

Weighted average number of
  common shares outstanding:
  Basic                                               32,886      32,048
                                                      ======      ======
  Diluted                                             33,634      32,868
                                                      ======      ======











The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                          THREE MONTHS ENDED
                                                          ------------------
                                                           MARCH 30, MARCH 31,
                                                             2003      2002
                                                             ----      ----

Cash flows from operating activities:
  Net income                                              $22,433   $20,760

  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Deferred income taxes                                    5,477      (145 )
   Depreciation and amortization                            1,750       930
   Inventory reserves                                        (881)    1,698
   Allowances against accounts receivable                   3,762   (16,561)
   Settlements                                                  -    (9,051 )
   Tax benefit from exercise of stock options               1,092       170
   Other                                                        -         5

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable             (20,921)   36,736
   Decrease (increase) in inventories                       1,075   (14,544)
   Decrease (increase) in prepaid expenses and
    other assets                                            2,379    (6,496)
   Increase in accounts payable                               916     4,853
   Increase (decrease) in payables due to distribution
    agreement partners                                        223   (10,363)
   Increase in accrued expenses and other liabilities         487     1,741
   Increase in income taxes payable                         6,452     2,010
                                                            -----     -----

      Net cash provided by operating activities            24,244    11,743
                                                           ------    ------

Cash flows from investing activities:
      Capital expenditures                                 (4,086)   (2,055)
                                                            -----     -----
     Net cash used in investing activities                 (4,086)   (2,055)
                                                            -----     -----

Cash flows from financing activities:
    Proceeds from issuances of Common Stock                 1,152       175
    Principal payments under long-term debt and
     other borrowings                                        (944)       (59)
                                                              ---         --
     Net cash provided by financing activities                208        116
                                                              ---        ---

Net increase in cash and cash equivalents                  20,366      9,804
Cash and cash equivalents at beginning of period           65,121     67,742
                                                           ------     ------
Cash and cash equivalents at end of period                $85,487    $77,546
                                                           ======     ======
Supplement disclosure of cash flow information
Cash paid during the year for:  Taxes                     $ 1,625    $11,238
                                                          -------    =======
                                Interest                       33         42
                                                          =======    -------













The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly-owned subsidiary, FineTech Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement with Bristol Myers Squibb ("BMS"). Marketed products are principally in solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at March 30, 2003 and for the three-month periods ended March 30, 2003 and March 31, 2002 are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2002 was derived from the Company's audited consolidated financial statements at such date.

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

     Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items on the consolidated financial statements for the prior year have been reclassified to conform to the current year's financial statement presentation.

NOTE 2 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and complies with the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price.


     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table illustrates the effect on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                       THREE MONTHS ENDED
                                                       ------------------
                                                       MARCH 30, MARCH 31,
                                                         2003      2002
                                                         ----      ----
NET INCOME AS REPORTED                                 $22,433   $20,760
  Total stock-based employee compensation expense
   based method for all awards, net of related tax
   effects                                              (2,638)   (1,597)
                                                         -----     -----

PRO FORMA NET INCOME                                   $19,795   $19,163

NET INCOME PER SHARE OF COMMON STOCK:
  AS REPORTED -BASIC                                     $.68       $.65
  AS REPORTED -DILUTED                                   $.67       $.63

  PRO FORMA -BASIC                                       $.60       $.60
  PRO FORMA - DILUTED                                    $.59       $.58

     As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based awards to its employees. Pro-forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that standard. The fair value of options granted during the three-month periods ended March 30, 2003 and March 31, 2002, has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                       MARCH 30,   MARCH 31,
                                                         2003        2002
                                                         ----        ----
Risk free interest rate                                  4.3%         4.3%
Expected term                                         4.9 years     3.0 years
Expected volatility                                     63.7%        67.7%

     It is assumed that no dividends will be paid for the entire term of the options. The weighted average fair values of options granted in the first quarter of fiscal years 2003 and 2002 were $17.88 and $14.28, respectively.



NOTE 3 - ACCOUNTS RECEIVABLE:
                                                        MARCH 30, DECEMBER 31,
                                                          2003        2002
                                                          ----        ----
     Gross accounts receivable                         $112,196     $91,275
                                                        -------      ------

     Allowances:
     Doubtful accounts                                    1,306       1,156
     Returns and allowances                              17,940      18,868
     Price adjustments                                   20,773      16,233
                                                         ------      ------
                                                         40,019      36,257
     Accounts receivable,
     net of allowances                                  $72,177     $55,018
                                                         ======      ======

     The gross accounts receivable amounts above at March 30, 2003 and December 31, 2002 are net of provisions for customer rebates of $18,478 and $13,610, and chargebacks of $57,866 and $63,141, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments given to a wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider.

     The accounts receivable allowances include provisions for doubtful accounts, returns and price adjustments. Price adjustments include cash discounts, sales promotions and shelf-stock adjustments. Cash or terms discounts are given to customers that timely pay within a specified period of time. Sales or trade show promotions may be run by the Company where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically given to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old invoice price and the new invoice price for the inventory the customer has on hand at the time of the

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


price reduction. With respect to sales of new generic drugs for which it has a market exclusivity period, the Company will generally offer price protection and issue shelf-stock adjustments. Price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for a credit to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. One generic competitor was granted United States Food and Drug Administration ("FDA") approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002, but has not captured significant market share. In addition, a second potential generic competitor was granted FDA approval for megestrol acetate oral suspension in May 2003 and has announced it expects to launch the product early in the third quarter of 2003. At this time, the Company cannot predict the effect of another generic competitor in the market. According to its accounting policies, the Company did not record a price protection reserve for such product as of March 30, 2003. The Company will continue to evaluate the effects of the potential competition and will record a price protection reserve when and if it deems necessary.

     The Company recorded other revenues of $5,728 and a corresponding receivable in the first quarter 2003 related to its share of Genpharm, Inc.'s ("Genpharm"), a Canadian subsidiary of Merck KGaA, omeprazole profits. In January 1999, the Company and Genpharm, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company receives a portion of the profits, as defined in the Agreement, generated from the sale of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R). In November 2001, the FDA granted Genpharm 180-day marketing co-exclusivity for 10 mg and 20 mg doses of omeprazole. The exclusivity would have allowed only Genpharm and/or Andrx Corporation ("Andrx"), a pharmaceutical company located in Fort Lauderdale, Florida, to enter the market during the exclusivity period. Under the Genpharm Profit Sharing Agreement, the Company was entitled to receive at least 30% of profits generated by Genpharm based on the sale of omeprazole. In November 2002, Genpharm and Andrx, in conjunction with KUDCo, a subsidiary of Schwarz Pharma AG of Germany, relinquished exclusivity rights for 10 mg and 20 mg doses of omeprazole, thereby allowing KUDCo to enter the market with a generic version of Prilosec(R). As a result, KUDCo received final ANDA approval from the FDA for its generic version of Prilosec(R). Under the terms of an agreement with KUDCo, Genpharm is receiving an initial 15% share of KUDCo's profits, as defined in

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


their agreement, with a subsequent reduction over time based on a number of factors. The Company reduced its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole following a successful district court decision, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. The full impact of KUDCo's omeprazole launch on the Company's revenues is presently unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole.

NOTE 4 -INVENTORIES, NET:
                                                        MARCH 30, DECEMBER 31,
                                                          2003        2002
                                                          ----        ----
     Raw materials and supplies, net                    $18,819     $17,400
     Work in process and finished goods, net             32,578      34,191
                                                         ------      ------
                                                        $51,397     $51,591
                                                        =======     =======

      Included in selling, general and administrative expenses are shipping costs of $607 and $592, respectively, for the three-month periods ended March 30, 2003 and March 31, 2002
..

NOTE 5 - INTANGIBLE ASSETS, NET:
                                                        MARCH 30, DECEMBER 31,
                                                          2003        2002
                                                          ----        ----

     BMS Asset Purchase Agreement, net of
      accumulated amortization of $1,811 and
      $1,393                                             $9,889     $10,307
     Product License fees                                 8,903       9,199
     Genpharm Distribution Agreement, net of
      accumulated  amortization of $3,431 and $3,250      7,402       7,583

     Intellectual property, net of accumulated
      amortization of $661 and $451                       5,919       6,129

     Genpharm Profit Sharing Agreement, net of
      accumulated amortization of $226 and $26            2,274       2,474
                                                          -----       -----
                                                        $34,387     $35,692
                                                        =======     =======

     The Company recorded amortization expense related to intangible assets of $1,009 and $320, respectively, for the three-month periods ended March 30, 2003 and March 31, 2002. Annual amortization expense in each of the next five years related to these intangible assets currently being amortized, is expected to be approximately $4,174 in 2003, $4,530 in 2004, $3,115 in 2005, $3,115 in 2006,
$3,115 in 2007 and $8,444 thereafter.

     Pursuant to the Genpharm Profit Sharing Agreement, the Company paid a non-refundable fee of $2,500, which is included in intangible assets, net of accumulated amortization, on the consolidated balance sheets. The Company is amortizing the fee over the cash flows generated by omeprazole over its estimated useful life. Amortization of $200 for the first quarter 2003 was charged to cost of goods sold.

NOTE 6 - SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended in December 2002, provides Par with a revolving line of credit expiring in March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of March 30, 2003, the borrowing base was approximately $27,000. The interest rate charged on any borrowings under the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than its real property, and is guaranteed by the Company. In connection with such facility, the Company established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility contains covenants based on various financial benchmarks. To date, no debt is outstanding under the Loan Agreement.

NOTE 7 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At March 30, 2003 and December 31, 2002, the Company had current deferred income tax assets of $26,973 and $32,873, respectively, consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $3,139 and $3,562, respectively, primarily related to a distribution agreement with Genpharm.

NOTE 8 - CHANGES IN SHAREHOLDERS' EQUITY:

     Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the three-month period ended March 30, 2003 were as follows:

                                                                   ADDITIONAL
                                                COMMON STOCK         PAID-IN
                                            SHARES       AMOUNT      CAPITAL
                                            ------       ------      -------
     Balance, December 31, 2002              32,804        $328    $118,515
      Exercise of stock options                 136           1         635
      Compensatory arrangements                   2           -       1,608
                                                  -           -       -----
     Balance, March 30, 2003                 32,942        $329    $120,758
                                             ======         ===     =======

     Compensatory arrangements include the tax treatment related to the exercise of stock options.

NOTE 9 - EARNINGS PER SHARE:

     Outstanding options of 4,410 and 1,701 as of March 30, 2003 and March 31, 2002, respectively, were included in the computation of diluted earnings per share because the exercise prices were lower than the average market price of the Common Stock in the respective periods. Outstanding options and warrants of 9 and 2,034 as of March 30, 2003 and March 31, 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                       MARCH 30, MARCH 31,
                                                         2003      2002
                                                         ----      ----
NET INCOME                                             $22,433   $20,760
BASIC:
Weighted average number of common
  shares outstanding                                   32,886     32,048

NET INCOME PER SHARE OF COMMON STOCK                     $.68       $.65
                                                          ===        ===
ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                                   32,886     32,048
Effect of dilutive options                                748        820
                                                          ---        ---
Weighted average number of common
   shares outstanding                                  33,634     32,868

NET INCOME PER SHARE OF COMMON STOCK                     $.67       $.63
                                                          ===        ===

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS:

      In April, 2003 the FASB issued SFAS No. 149, "Amendment of Statements 133 of Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) In connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying and characteristics of a derivative that contains financial components. This Statement is effective for contracts into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied perspectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relates to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  LEGAL PROCEEDINGS:

     Breath Ltd. filed an Abbreviated New Drug Application ("ANDA") (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) that are identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" (the "Orange Book") are invalid, unenforceable or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against Par on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in expert discovery. Par intends to vigorously defend the lawsuit and pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' claim for injunctive relief, its counterclaim or their claims for attorneys' fees.

     Par, among others, was a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). In March 2003, Par settled its lawsuits with aaiPharma Inc. The settlement did not have a material adverse effect on the Company's financial position or results of operation.

     The Company is involved in certain other litigation matters, including product liability and patent actions, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend all of these actions.

  OTHER MATTERS:
     In December 2001, the Company made the first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation and software developer and owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through March 30, 2003, the Company had invested $888 of its potential investment. Due to HighRapids current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment is expensed as incurred and included in other expense on the consolidated statements of operations. As of March 30, 2003, the Company held approximately 33% of the outstanding common stock of HighRapids and has the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. HighRapids has provided and is currently providing certain software services to the Company. PRX's Chief Executive Officer is the President, Chief Executive Officer and a director of HighRapids, for which he receives no compensation. Another director of the Company owns shares of HighRapids' common stock (less than 1%) that he acquired prior to the commitment of the Company discussed above.

     The Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") have a license and distribution agreement under which the Company expects to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's ("Schering's") Rebetol(R), which is indicated for the treatment of chronic hepatitis, following approval by the FDA. In February 2003, Three Rivers reached a settlement with Schering in the patent litigation case involving Rebetol(R) brand ribavirin. Under the terms of the settlement, Schering has provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania. The agreement is subject to the Court's dismissal of the relevant lawsuits.

     Three Rivers is also currently in litigation with Ribapharm, Inc. regarding certain patents that Ribapharm asserts relate to ribavirin. A trial date in that litigation is scheduled for June 2003. Three Rivers does not have tentative approval from the FDA at this time.

NOTE 12 - SUBSEQUENT EVENTS:

     On April 18, 2003, GlaxoSmithKline ("GSK") and PRX, through its subsidiary Par, announced that Pentech Pharmaceuticals, Inc. ("Pentech") and GSK reached a settlement in their patent litigation over Pentech's proposed generic capsule version of GSK's anti-depressant Paxil(R) (paroxetine hydrochloride). Pentech granted Par rights under Pentech's ANDA for paroxetine hydrochloride capsules. The settlement allows Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty to be paid to GSK. The Company began distributing the product in Puerto Rico in May 2003. Par will be entitled to distribute the same product in the U.S. market once another generic version fully substitutable for Paxil(R) becomes available there.


     In the settlement, Pentech and Par acknowledge that the GSK patent covering the hemihydrate form of paroxetine hydrochloride is valid and enforceable and would be infringed by Pentech's proposed capsule product, for which Pentech has applied for FDA approval. The same GSK patent was found valid and enforceable in a separate patent infringement case in the U.S. District Court for the Northern District of Illinois (Chicago) against Apotex Inc. ("Apotex"). Apotex was found not to infringe, and GSK is appealing that ruling. The litigation and the settlement do not involve Paxil CR(TM).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT
JOINT VENTURES, (IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (VI) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (VII) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (VIII) UNANTICIPATED COSTS IN ABSORBING ACQUISITIONS, (IX) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (X) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $22,433 for the three-month period ended March 30, 2003 increased $1,673 from $20,760 for the three-month period ended March 31, 2002. Total revenues of $106,412 in the first quarter 2003 increased 32%, from $80,508 in the first quarter 2002, primarily due to additional net sales of new products introduced in 2002 and other revenues from a profit sharing agreement with Genpharm related to omeprazole (Prilosec(R)). The revenue growth continued to produce higher gross margins, which increased to $55,303, or 52% of net sales, in the most recent quarter, from $39,275, or 49% of net sales, in the corresponding quarter of 2002. The improved results were achieved while the Company continued to invest in research and development. First quarter 2003 spending on research and development of $6,469 increased 125%, from $2,874 for the corresponding quarter of 2002. First quarter 2003 selling, general and administrative costs of $11,890 increased $4,374 from the corresponding quarter of the prior year, primarily due to legal fees associated with potential new product launches, and higher costs related to insurance, information system improvements, marketing programs, distribution and personnel. Prior year results included income from settlements of $9,051 related to the Company's termination of its litigation with BMS and acquisition termination charges of $4,268 in connection with its termination of negotiations with International Specialty Products ("ISP") related to the Company's purchase of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 28 ANDAs (seven of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits on sales of products covered by its distribution agreements to its strategic partners. Generally, products that the Company develops internally, and without having to split gross profits with any strategic partners, contribute higher gross margins than products covered under distribution agreements.

     In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Dr. Reddy's Laboratories Ltd. ("Reddy") and Alphapharm Pty Ltd., an Australian subsidiary of Merck KGaA, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which, as first-to-file opportunities, entitled the

Company to 180-day marketing exclusivity for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreements, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules covered under a distribution agreement with Reddy and fluoxetine 10 mg and 20 mg tablets covered under a distribution agreement with Genpharm. Generic competitors of the Company received 180-day marketing exclusivity for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company began selling in the first quarter of 2002 following the expiration of such other parties' exclusivity period. As the Company expected, additional generic competitors, with products comparable to all three strengths of its fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing that the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Despite another generic approval for megestrol acetate oral suspension in the first quarter of 2002, the Company still maintains a significant share of the market for this product; however, a second generic competitor received FDA approval for megestrol acetate oral suspension in May 2003. The Company expects the second competitor to enter the market early in the third quarter 2003. Although megestrol oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance, the rapid growth of the Company's product line through new product introductions and, to a lesser extent, increased sales of certain existing products have somewhat reduced its reliance on each of these key products.

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

     Sales and gross margins of the Company's products are principally dependent upon (i) pricing and product deletions by competitors, (ii) the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (iii) the ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits from any one product,
(iv) the continuation of existing distribution agreements, (v) the introduction of new distributed products, (vi) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) the willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) the approval of ANDAs and introduction of new manufactured products, (ix) the granting of potential marketing exclusivity periods, (x) market penetration for the existing product line and (xi) the level of customer service.

REVENUES

     Revenues in the first quarter 2003 of $106,412 increased $25,904, or 32%, from first quarter 2002 revenues of $80,508. The revenue increase was primarily due to higher net sales of new products introduced in 2002, particularly tizanidine (Zanaflex(R)) and nizatidine (Axid(R)), which are sold under distribution agreements with Reddy and Genpharm, respectively, and the addition of five older brand products, which are sold pursuant to an agreement with BMS. In addition, the Company recognized other revenues of $5,728 in the first quarter 2003 from a profit sharing agreement with Genpharm related to omeprazole. Net sales in the first quarter 2003 of fluoxetine, particularly the 10 mg and 20 mg tablets, decreased $4,790, while megestrol acetate oral suspension net sales increased $1,125 compared to the first quarter of the prior year. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 54% and 56%, respectively, of the Company's net sales in the first quarter of fiscal years 2003 and 2002. The Company is substantially dependent upon distributed products for its overall sales, and, as the Company continues to introduce new products under its distribution agreements, it is expected that this dependence will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

     Pursuant to the Genpharm Profit Sharing Agreement, the Company receives a portion of the profits, as defined in the Agreement, generated from KUDCo's sale of omeprazole. In December 2002, KUDCo launched omeprazole following a successful district court decision, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision.

The full impact of KUDCo's omeprazole launch on the Company's revenues is presently unclear since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole. In December 2002, the Company began recognizing revenues related to its share of Genpharm profits, which were significantly reduced as Genpharm recovered out-of-pocket development and legal expenses incurred during the product development and litigation process. The development and legal expenses were substantially recovered by Genpharm in 2002. The Company anticipates recording revenues of up to $20,000 in fiscal year 2003 from its share of the profits on omeprazole.

     The Company's exclusivity period for fluoxetine expired in late-January 2002. As a result of generic competition beginning in the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price that the Company charged during the exclusivity period. Accordingly, the Company's sales and gross margins generated by fluoxetine following the expiration of the exclusivity period have been, and will continue to be, adversely affected.

     The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor was granted FDA approval for megestrol acetate oral suspension in May 2003 and has announced it expects to launch the product early in the third quarter of 2003. At this time, the Company cannot predict the effect of another generic competitor in the market. Megestrol acetate oral suspension is still anticipated by the Company to be a significant profit contributor for fiscal year 2003, despite the potential of competition. In accordance with its accounting policies, the Company did not record a price protection reserve for megestrol acetate oral suspension as of March 30, 2003. The Company will continue to evaluate the effect of potential competition and will record a price protection reserve when, if and as it deems necessary.

GROSS MARGIN

     The Company's gross margin of $55,303 (52% of net sales) in the first quarter 2003 increased $16,028 from $39,275 (49% of net sales) for the first quarter 2002. The gross margin improvement was achieved primarily as a result of revenues from omeprazole received pursuant to the Genpharm Profit Sharing Agreement and additional contributions from sales of higher margin new products as described above.

     In the three-month period ended March 30, 2003, lower margin contributions from fluoxetine 10 mg and 20 mg, which are subject to profit sharing agreements with Genpharm, were substantially offset by a higher margin contribution from fluoxetine 40 mg due to an increase in the Company's profit sharing percentage under its agreement with Reddy. As discussed above, additional generic manufacturers introduced and began marketing comparable fluoxetine products following the expiration of the Company's exclusivity period in January 2002, adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths. The Company's gross margin for megestrol acetate oral suspension could also decline when additional manufacturers introduce and market comparable generic products. Megestrol acetate oral suspension contributed approximately $16,780 in gross margin for the first quarter 2003 compared to $16,088 in the corresponding quarter of the prior year.

     Inventory write-offs of $412 in the first quarter 2003 decreased from $1,765 in the first quarter 2002. The higher write-offs in 2002 included the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken in the normal course of business, were related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT

     The Company's investment of $6,469 in research and development increased substantially for the quarter ended March 30, 2003 from $2,874 for the corresponding quarter of 2002. The higher expenses were primarily attributable to biostudies, including the Company's share of Genpharm's biostudy costs for products covered under their distribution agreements. In addition, higher costs were incurred for development work performed for the Company by unaffiliated companies and development work done by FineTech and SVC Pharma, the Company's joint venture partnership.

     Total research and development costs for fiscal year 2003 are expected to exceed the total for fiscal year 2002 by approximately 30% to 40%. The increase is expected as a result of increased internal development activity and projects with third parties, increased research and development venture activity and the inclusion of FineTech activities for a full year.

     The Company currently has nine ANDAs for potential products (three tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least ten additional products during fiscal year 2003.

     The Company and Genpharm entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products, submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par will serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered under this Agreement. Currently, there are five ANDAs for potential products (two tentatively approved) covered under the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA.

     The Company and Genpharm also entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are six ANDAs for potential products (two tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement.

     Genpharm and the Company share the costs of developing products covered under an agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000. The Company is currently marketing two products under the Genpharm Additional Product Agreement.

  SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative costs of $11,890 (11% of net sales) for the first quarter 2003 increased $4,374 from $7,516 (9% of net sales) in the corresponding quarter of last year. The increase in 2003 was primarily attributable to higher legal fees of $1,320, personnel costs of $945 and, to a lesser extent, costs for information system improvements, product liability insurance, marketing and distribution costs associated with new product introductions and higher sales volumes. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs of $607 in the first quarter 2003 were comparable to $592 in the corresponding quarter of the prior year. The Company anticipates it will continue to incur a high level of legal expenses related to the cost of litigation connected with potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative costs for the full year in 2003 are expected to increase by approximately 10% to 15% from fiscal year 2002.

  SETTLEMENTS

     On March 5, 2002, the Company entered into the BMS Asset Purchase Agreement and acquired the United States rights to five products from BMS. The products include the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. To obtain the rights to the five products, the Company agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, and paid approximately $1,024 in March 2002 and $1,025 in April 2003. The Company determined, through an independent third party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and recorded as settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years beginning in March 2002, with the net amount included in intangible assets on the consolidated balance sheets.

  ACQUISITION TERMINATION CHARGES

     On March 15, 2002, the Company terminated its negotiations with ISP related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred following the announcement of the proposed transaction. Pursuant to the termination of negotiations, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred $1,268 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statements of operations in the first quarter 2002.

OTHER EXPENSE/INCOME

     Other expense was $34 for the first quarter 2003 compared to other income of $111 for the first quarter 2002. Other income in 2002 included a purchase option pursuant to a lease agreement.

INTEREST INCOME

     Net interest income of $169 and $254, respectively, for the first quarters ended in 2003 and 2002 was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $14,646 and $13,273, respectively, for the three-month periods ended March 30, 2003 and March 31, 2002 based on the applicable federal and state tax rates for those periods. (see "Notes to Consolidated Financial Statements-Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $85,487 at March 30, 2003 increased $20,366 from $65,121 at December 31, 2002, primarily due to cash provided by operations and, to a lesser extent, proceeds from the issuance of shares of Common Stock from the exercise of stock options. In the first quarter 2003, the Company invested $4,086 in capital improvements, primarily for the expansion of its laboratories in Spring Valley, New York, administrative offices in Woodcliff Lake, New Jersey and warehouse facilities in Montebello, New York. In addition, the Company purchased new production machinery for its packaging lines and made improvements in its information technology. The Company's cash balance is primarily deposited with financial institutions in money market funds and overnight investments. Working capital, which includes cash and cash equivalents, increased $21,331 to $157,636 at March 30, 2003 from $136,305 at December 31, 2002, primarily from increases in the Company's cash position and accounts receivable. The working capital ratio of 2.91x at March 30, 2003 was comparable to the 2.83x at December 31, 2002.

     A summary of the Company's material contractual obligations and commercial commitments as of March 30, 2003 were as follows:

                                                 AMOUNTS DUE IN FISCAL YEARS
                                                 ---------------------------
                              TOTAL                              2005 AND
     OBLIGATION           OBLIGATION        2003        2004    THEREAFTER
     ----------           ----------        ----        ----    ----------
     Operating leases        $21,054       $2,812      $2,927      $15,315
     Industrial revenue bond   1,911          397         381        1,133
     Other                       167          147          20            -
                                 ---          ---          --     --------

     Total obligations       $23,132       $3,356      $3,328      $16,448
                              ======        =====       =====       ======

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds or has future commitments with several non-affiliated companies for products in various stages of development. These types of payments or commitments, certain of which are described below, are either capitalized or expensed according to the Company's accounting policies.

     The Company and Nortec Development Associates, Inc. (a Glatt company) ("Nortec"), have entered into a binding agreement in principle, dated March 3, 2003 (subject to final negotiation and execution of a definitive agreement), in which the two companies will develop additional products that are not part of the two previous agreements between the Company and Nortec. During the first two years of the Company's arrangement with Nortec, Par will be obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $500 has already been paid. On or before the second anniversary of the agreement the Company will have the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that the Company shall owe Nortec at that time, or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty percent (50%) of the capital stock of Nortec over the third and fourth years of the arrangement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. Certain terms of the agreement are expected to be finalized in the second quarter 2003.

     In the second quarter of 2002, the Company made non-refundable payments totaling $1,000 pursuant to its other agreements with Nortec, which were charged to research and development expenses as incurred. Pursuant to the agreements, the Company agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of two potential products and $600 for each product on the day of the first commercial sale.

      Pursuant to the Genpharm Profit Sharing Agreement, Genpharm has agreed to pay the Company its share of profits related to KUDCo's sale of omeprazole 60 days after the month in which the product was sold. In December 2002, KUDCo launched omeprazole following a successful district court decision, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. In first quarter 2003 and December 2002, the Company recognized $5,728 and $755, respectively, of revenues related to its share of Genpharm profits. The Company anticipates recording up to $20,000 in revenue and receiving up to $17,000 in cash in fiscal year 2003 from its share of the profits on omeprazole. To date, the Company received cash payments from Genpharm of $4,083 pursuant to this Agreement.

     In November 2002, the Company amended an agreement with Pentech (the "Supply and Marketing Agreement"), dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, Par is responsible for all legal expenses up to $2,000, which have been expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments. The Company has agreed to reimburse Pentech for costs associated with the project up to $1,300 for fiscal year 2003, which are charged to research and development expenses as they are incurred. In the first quarter 2003, Par incurred $257 in research and development costs pursuant to the Supply and Marketing Agreement.

     In July 2002, the Company and Three Rivers entered into a distribution agreement (the "Three Rivers Distribution Agreement"), which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance and pay Three Rivers a percentage of the gross profits (as defined in the Agreement). The Company paid Three Rivers $1,000 in November 2002, which was charged to research and development during the period, and has agreed to pay Three Rivers $500 at such time as Par commercially launches the product.

     As of March 30, 2003 the Company had payables due to distribution agreement partners of $18,386, related primarily to amounts due pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital during the second quarter of 2003.

     In December 2001, the Company made the first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through March 30, 2003, the Company had invested $888 of its potential investment. Due to HighRapids' current operating losses and the
Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the consolidated statements of operations (see-"Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

     In April 2001, Par entered into a licensing agreement with Elan Transdermal Technologies, Inc. ("Elan") to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Elan will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167 in fiscal year 2001 and $833 in 2002, which were charged to research and development expenses in the respective periods. In addition, Par will pay Elan $1,000 upon FDA approval of the product and a royalty on all sales of the product.

     The Company expects to continue to fund its operations, including research and development activities, capital projects, and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with available borrowings against its line of credit with GECC, if and to the extent available. In addition, the Company expects to fund the purchase and installation of certain capital equipment for FineTech in Rhode Island from an industrial revenue bond issued for that purpose (see "-Financing"). In fiscal year 2003, the Company expects its increased capital spending to continue due to the expansion of its laboratories and initiatives related to improvements to its information systems. Although there can be no assurance, the Company anticipates it will continue to introduce new products and attempt to increase sales of certain existing products, in an effort to offset the loss of sales and gross margins from competition on any of its significant products. The Company also seeks to reduce the overall impact of its top products by adding additional products through new and existing distribution agreements.

FINANCING

     At March 30, 2003, the Company's total outstanding long-term debt, including the current portion, amounted to $2,078. The amount consisted primarily of an industrial revenue bond and capital leases for computer equipment. The industrial revenue bond, in the principal amount of $2,000, is to be paid in equal monthly installments over a term of five years, maturing January 1, 2008. The bond is secured by certain equipment of FineTech located in Rhode Island, bears interest at 4.27% per annum and is subject to covenants based on various financial benchmarks. In February 2003, the Company paid the remaining balance on a mortgage loan.

     In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended in December 2002, provides Par with a revolving line of credit expiring in March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of eligible accounts receivable plus 50% of eligible inventory of Par, each as determined from time to time by GECC. As of March 30, 2003, the borrowing base was approximately $27,000. The interest rate charged on any borrowings under the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than real property, and is guaranteed by the Company. In connection with such facility, the Company established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility contains covenants based on various financial benchmarks. To date, no debt is outstanding under the Loan Agreement.

SUBSEQUENT EVENTS


     On April 18, 2003, GSK and PRX, through its subsidiary Par, announced that Pentech and GSK reached a settlement in their patent litigation over Pentech's proposed generic capsule version of GSK's anti-depressant Paxil(R) (paroxetine hydrochloride). Pentech granted Par rights under Pentech's ANDA for paroxetine hydrochloride capsules. The settlement allows Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty to be paid to GSK. The Company began distributing the product in Puerto Rico in May 2003. Par will be entitled to distribute the same product in the U.S. market once another generic version fully substitutable for Paxil(R) becomes available there.


     In the settlement, Pentech and Par acknowledge that the GSK patent covering the hemihydrate form of paroxetine hydrochloride is valid and enforceable and would be infringed by Pentech's proposed capsule product, for which Pentech has applied for FDA approval. The same GSK patent was found valid and enforceable in a separate patent infringement case in the U.S. District Court for the Northern District of Illinois (Chicago) against Apotex. Apotex was found not to infringe, and GSK is appealing that ruling. The litigation and the settlement do not involve Paxil CR(TM).

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


                        ITEM 4. CONTROLS AND PROCEDURES.


     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

     There were no significant changes in internal controls or in other factors that could reasonably be expected to significantly affect these controls subsequent to the date of the evaluation referred to above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Breath, Ltd. has filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. of the Arrow Group pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) that are identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" (the "Orange Book") are invalid, unenforceable or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against Par on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in expert discovery. Par intends to vigorously defend the lawsuit and pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' claim for injunctive relief, its counterclaim or their claims for attorneys' fees.

     Par, among others, was a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to a total of three patents related to polymorphic forms of fluoxetine (Prozac(R)). In March 2003, Par settled its lawsuits with aaiPharma Inc. The settlement did not have a material adverse effect on the Company's financial position or results of operation.

     The Company is involved in certain other litigation matters, including product liability and patent actions, and believes these actions are incidental to the conduct of its business and that the ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend all of these actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

     (a)  Exhibits:

        10.9.4 Employment Agreement, dated as of December 18, 2002, by and between Pharmaceutical Resources, Inc., and Dr. Arie Gutman.

        99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          On April 23, 2003, the Company filed a Current Report on Form 8-K.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PHARMACEUTICAL RESOURCES, INC.
                          -----------------------------------------
                            (Registrant)




May 14, 2003              /s/ KENNETH I. SAWYER
                          -----------------------------------------
                          Kenneth I. Sawyer
                          CHIEF EXECUTIVE OFFICE AND CHAIRMAN OF THE
                          BOARD OF DIRECTORS
                          (Principal Executive Officer)




May 14, 2003              /s/ DENNIS J. O'CONNOR
                          ------------------------------------------
                          Dennis J. O'Connor
                          VICE PRESIDENT - CHIEF FINANCIAL OFFICER AND SECRETARY
                          (Principal Accounting and Financial Officer)

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

Date: May 14, 2003
                                              /s/  KENNETH I. SAWYER
                                              ----------------------
                                                Kenneth I. Sawyer
                                              Chief Executive Officer

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

Date: May 14, 2003
                                             /s/  DENNIS J. O'CONNOR
                                             -----------------------
                                                Dennis J. O'Connor
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION

      10.9.4 Employment Agreement, dated as of December 18, 2002, by and between Pharmaceutical Resources, Inc., and Dr. Arie Gutman.

      99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.