Form 10-Q
period 2003-06-29
PHARMACEUTICAL RESOURCES INC
filed 2003-08-11
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

                         Commission File Number 1-10827


                         PHARMACEUTICAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               22-3122182
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Ram Ridge Road, Spring Valley, New York                       10977
 (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (845) 425-7100



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X      No
                                               -----     -----


       Number of shares of Common Stock outstanding as of August 7, 2003:
                                   33,807,186

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                  (Unaudited)

                      ASSETS                               JUNE 29,          DECEMBER 31,
                      ------                                 2003               2002
                                                          -----------        ------------
Current assets:
  Cash and cash equivalents                                $107,123           $65,121
  Accounts receivable, net of allowances of
   $31,765 and $36,257                                       99,140            55,310
  Inventories, net                                           57,576            51,591
  Prepaid expenses and other current assets                   5,874             6,089
  Deferred income tax assets                                 30,210            32,873
                                                             ------            ------
    Total current assets                                    299,923           210,984

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                   37,326            27,055

Unexpended industrial revenue bond proceeds                   2,000             2,000

Intangible assets, net                                       34,838            35,692

Goodwill                                                     24,662            24,662

Other assets                                                    697             1,064
                                                                ---             -----
   Total assets                                            $399,446          $301,457
                                                            =======           =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of long-term debt                            $504              $596
  Accounts payable                                           22,654            14,637
  Payables due to distribution agreement partners            20,441            18,163
  Accrued salaries and employee benefits                      7,286             5,175
  Accrued expenses and other current liabilities             11,427            10,034
  Income taxes payable                                       46,122            26,074
                                                             ------            ------
     Total current liabilities                              108,434            74,679
                                                            -------            ------

Long-term debt, less current portion                          1,445             2,426
                                                              -----             -----

Deferred income tax liabilities, net                          3,085             3,562
                                                              -----             -----

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, par value $.0001 per share; authorized
   6,000,000 shares; none issued and outstanding
  Common Stock, par value $.01 per share; authorized
    90,000,000 shares; issued and outstanding 33,454,343
    and 32,804,480 shares                                       334               328
  Additional paid-in capital                                138,622           118,515
  Retained earnings                                         147,526           101,947
                                                            -------           -------
    Total shareholders' equity                              286,482           220,790
                                                            -------           -------
Total liabilities and shareholders' equity                 $399,446          $301,457
                                                            =======           =======

           The accompanying notes are an integral part of these consolidated financial statements.

                                         -2-

                                PHARMACEUTICAL RESOURCES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                      RETAINED EARNINGS
                           (In Thousands, Except Per Share Amounts)
                                         (Unaudited)
                                              SIX MONTHS ENDED          THREE MONTHS ENDED
                                           JUNE 29,      JUNE 30,       JUNE 29,    JUNE 30,
                                             2003          2002           2003        2002
                                             ----          ----           ----        ----
Revenues:
  Net product sales                        $209,485    $182,263         $108,801    $101,755
  Other revenues                             12,788           -            7,060           -
                                           --------    --------         --------    --------
Total revenues                              222,273     182,263          115,861     101,755
Cost of goods sold                          106,000      96,573           54,891      55,340
                                           --------    --------         --------    --------
      Gross margin                          116,273      85,690           60,970      46,415
Operating expenses (income):
  Research and development                   11,120       6,937            4,651       4,063
  Selling, general and administrative        30,105      16,363           18,215       8,847
  Settlements                                     -      (9,051)               -           -
  Acquisition termination charges                 -       4,278                -          10
                                           --------    --------         --------    --------
      Total operating expenses               41,225      18,527           22,866      12,920
                                           --------    --------         --------    --------
      Operating income                       75,048      67,163           38,104      33,495
Other expense, net                              (44)       (102)             (10)       (213)
Interest income, net                            333         381              164         127
                                           --------    --------         --------    --------
Income before provision for income taxes     75,337      67,442           38,258      33,409
Provision for income taxes                   29,758      26,302           15,112      13,029
                                           --------    --------         --------    --------
Net income                                   45,579      41,140           23,146      20,380

Retained earnings, beginning of period      101,947      22,493          124,380      43,253
                                           --------    --------         --------    --------
Retained earnings, end of period           $147,526     $63,633         $147,526     $63,633
                                           ========    ========         ========    ========

Net income per share of common stock:
  Basic                                       $1.38       $1.28             $.70        $.64
                                           ========    ========         ========    ========
  Diluted                                     $1.34       $1.25             $.68        $.62
                                           ========    ========         ========    ========

Weighted average number of
  common shares outstanding:
  Basic                                      33,021      32,069           33,153      32,089
                                           ========     ========        ========    ========
  Diluted                                    33,953      32,869           34,197      32,898
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

                                PHARMACEUTICAL RESOURCES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)
                                         (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                                      JUNE 29,      JUNE 30,
                                                                        2003         2002
                                                                        ----         ----
Cash flows from operating activities:
  Net income                                                           $45,579     $41,140

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Deferred income taxes                                                2,186      (8,867)
    Depreciation and amortization                                        3,916       2,358
    Inventory reserves                                                     602       1,403
    Allowances against accounts receivable                              (4,492)    (17,381)
    Settlements                                                              -      (9,051)
    Stock option activity                                                8,901      (2,254)
    Other                                                                    -         (23)

 Changes in assets and liabilities:
    Increase in accounts receivable                                    (39,338)     (1,331)
    Increase in inventories                                             (6,587)    (15,894)
    Increase in prepaid expenses and other assets                       (1,024)     (7,898)
    Increase in accounts payable                                         8,017       6,105
    Increase (decrease) in payables due to distribution
     agreement partners                                                  2,278     (16,651)
    Increase in accrued expenses and other liabilities                   3,504       1,250
    Increase in income taxes payable                                    20,048      19,328
                                                                      ---------   ---------
     Net cash provided by (used in) operating activities                43,590      (7,766)
                                                                      ---------   ---------
Cash flows from investing activities:
    Capital expenditures                                               (11,727)     (3,551)
    Acquisition of FineTech                                                  -     (32,581)
    Proceeds from sale of fixed assets                                       -          28
                                                                      ---------   ---------
      Net cash used in investing activities                            (11,727)    (36,104)
                                                                      ---------   ---------
 Cash flows from financing activities:
    Proceeds from issuances of Common Stock                             11,212         698
    Principal payments under long-term debt and other borrowings        (1,073)       (123)
                                                                      ---------   ---------
      Net cash provided by financing activities                         10,139         575
                                                                      ---------   ---------

Net increase (decrease) in cash and cash equivalents                    42,002     (43,295)
Cash and cash equivalents at beginning of period                        65,121      67,742
                                                                      ---------   ---------
Cash and cash equivalents at end of period                            $107,123    $24,447
                                                                      =========   =========

Supplemental disclosure of cash flow information
Cash paid during the six months for:
  Taxes                                                                 $1,583     $18,095
                                                                      =========   =========
  Interest                                                                 $58         $76
                                                                      =========   =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                             -4-

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

     Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals principally in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly-owned subsidiary, FineTech Laboratories Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement with Bristol Myers Squibb ("BMS"). Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

     As of June 24, 2003, the Company changed its state of incorporation from New Jersey to Delaware. The reincorporation was approved by the holders of a majority of the Company's outstanding shares of common stock, voting in person or by proxy, at its Annual Meeting of Shareholders held on June 19, 2003. The reincorporation was effected by merging the Company with and into Pharmaceutical Resources, Inc., a Delaware corporation and then a wholly-owned subsidiary of the Company, with the Delaware corporation surviving (the "Merger"). The reincorporation was effected primarily because the Company's board of directors believed that governance under Delaware law would permit the Company to manage its corporate affairs more effectively and efficiently than under New Jersey law. The reincorporation did not result in any change in the Company's business, management, assets, liabilities, board of directors, or location of its principal facilities or headquarters.

     Pursuant to the Merger, each share of common stock of the New Jersey corporation was automatically converted into one share of common stock, $.01 par value, of the Delaware corporation. It was not necessary for shareholders to exchange their existing stock certificates in the New Jersey corporation for
stock   certificates   of  the  Delaware   corporation.

     As a result of the reincorporation, the Company became the successor issuer to the New Jersey corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and succeeded to the New Jersey corporation's reporting obligations thereunder. Pursuant to Rule 12g-3(a) under the Exchange Act, the Company's common stock is deemed registered under Section 12(b) of the Exchange Act.

     On May 23, 2003, Par also changed its state of incorporation from New Jersey to Delaware. The Par reincorporation was effected by merging Par with and into Par Pharmaceutical, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, with the Delaware corporation surviving. The Par reincorporation was approved by the Company as the sole shareholder of each of the merging entities. The Par reincorporation was effected primarily because Par's board of directors believed that governance under Delaware law would permit Par to manage its corporate affairs more effectively and efficiently than under New Jersey law. The Par reincorporation was not submitted for a vote to the Company's shareholders because such approval was not required under applicable law. In connection with and prior to Par's reincorporation, Par contributed its New Jersey operations to Par, Inc., a newly-formed Delaware corporation and a wholly-owned subsidiary of Par. Par, Inc. provides certain managerial and administrative services to Par on a fee basis.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at June 29, 2003 and for the six-month and three-month periods ended June 29, 2003 and June 30, 2002, respectively, are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting of normal recurring accruals) necessary to provide a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2002 was derived from the Company's audited consolidated financial statements at such date.

     Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items on the consolidated financial statements for the prior period have been reclassified to conform to the current period's financial statement presentation.

NOTE 2 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Standard amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                SIX MONTHS ENDED          THREE MONTHS ENDED
                                                ----------------          ------------------
                                              JUNE 29,     JUNE 30,      JUNE 29,     JUNE 30,
                                               2003         2002          2003         2002
                                               ----         ----          ----         ----
Net income as reported                        $45,579     $41,140        $23,146     $20,380
Add: Total stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                    1,263           -          1,263           -

Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
    effects                                    (5,311)     (3,440)        (2,672)     (1,843)
                                              --------     -------       --------     -------
Pro forma net income                          $41,531     $37,700        $21,737     $18,537
                                              ========    ========       ========    ========

As reported -Basic                              $1.38       $1.28           $.70        $.64
                                              ========    ========       ========    ========
As reported -Diluted                            $1.34       $1.25           $.68        $.62
                                              ========    ========       ========    ========

Pro forma -Basic                                $1.26       $1.18           $.66        $.58
                                              ========    ========       ========    ========
Pro forma -Diluted                              $1.22       $1.15           $.64        $.56
                                              ========    ========       ========    ========

     As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that Standard. The fair value of options granted during each of the six and three-month periods ended June 29, 2003 and June 30, 2002, respectively, has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                              JUNE 29,     JUNE 30,       JUNE 29,      JUNE 30,
                                2003         2002          2003         2002
                                ----         ----          ----         ----
Risk free interest rate           4.0%        4.3%           4.0%        4.3%
Expected term                 4.8 years   5.8 years      3.5 years   5.8 years
Expected volatility              63.6%       69.0%          64.0%       69.0%

     It is also assumed that no dividends will be paid during the entire term of the options. The weighted average fair values of options granted in the six-month periods ended June 29, 2003 and June 30, 2002 were $18.42 and $14.55, respectively. The weighted average fair values of options granted in the three-month periods ended June 29, 2003 and June 30, 2002 were $23.51 and $14.55, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE:                    JUNE 29,      DECEMBER 31,
                                                   2003           2002
                                                   ----           ----
                                                     (IN THOUSANDS)
   Trade accounts receivable, net of rebates
     and chargebacks                             $123,846        $90,812
   Other accounts receivable                        7,059            755
                                                 --------        -------
   Allowances:
   Doubtful accounts                                1,456          1,156
   Returns and allowances                          13,750         18,868
   Price adjustments                               16,559         16,233
                                                 --------        -------
                                                   31,765         36,257
   Accounts receivable,
    net of allowances                             $99,140        $55,310
                                                 ========        =======

     The trade accounts receivable amounts presented above at June 29, 2003 and December 31, 2002 are net of provisions for customer rebates of $25,161 and $13,610, and for chargebacks of $67,667 and $63,141, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments provided to wholesale customers for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the provider.

     The accounts receivable allowances include provisions for doubtful accounts, returns and price adjustments. Price adjustments include cash discounts, sales promotions and shelf-stock adjustments. Cash or terms discounts are given to customers that pay within a specified period of time. Sales or trade show promotions may be conducted by the Company where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory the customer has on hand at the time of the price reduction.

     The Company will generally offer price protection for sales of new generic drugs for which it has a market exclusivity period. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for a shelf-stock adjustment to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. In addition, the Company may also offer price protection with respect to existing products for which it anticipates significant price erosion through an increase in competition.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. One generic competitor was granted United States Food and Drug Administration ("FDA") approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


the second quarter of 2002, but, as of June 29, 2003, had not captured significant market share. In addition, a second potential generic competitor was granted FDA approval for megestrol acetate oral suspension in May 2003 and has announced it expects to launch the product at some time in the third quarter of 2003. At this time, the Company cannot predict the effect of another generic competitor in the market. Under its accounting policies, the Company did not record a price protection reserve for such product as of June 29, 2003. The Company will continue to evaluate the effects of the competition and will record a price protection reserve when, and as it deems necessary.

     The Company recorded other revenues of $12,788 and $7,060 in the six and three-month periods ended June 29, 2003 related to its share of Genpharm, Inc.'s ("Genpharm"), a Canadian subsidiary of Merck KGaA, omeprazole gross profits. In January 1999, the Company and Genpharm, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company receives a portion of the profits, as such term is defined in the agreement, generated from the sale of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R). Under the terms of an agreement with Kremers Urban Development Co. ("KUDCo"), a subsidiary of Schwarz Pharma AG of Germany, Genpharm received an initial 15% share of KUDCo's profits, as such term is defined in the agreement, through early May 2003 with a subsequent reduction over time based on a number of factors. In fiscal year 2002, the Company had agreed to reduce its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole following a district court decision in which it prevailed, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. The impact of KUDCo's omeprazole sales on the Company's future revenues is presently unclear to the Company since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce overall generic sales of omeprazole. In August 2003, a generic competitor also began selling a form of omeprazole that competes with the prescription form of Prilosec(r). The Company understands that this generic competitor has initiated litigation against KUDCo alleging patent infringement. The Company expects that the impact of this competition will reduce its revenues from omeprazole in future periods.

NOTE 4 - INVENTORIES, NET:
                                                     JUNE 29,      DECEMBER 31,
                                                       2003           2002
                                                       ----           ----
      Raw materials and supplies                     $18,274        $17,400
      Work in process and finished goods              39,302         34,191
                                                     -------        -------
                                                     $57,576        $51,591
                                                     =======        =======

     Included in selling, general and administrative expenses are shipping costs of $1,349 and $1,337, respectively, for the six-month periods, and $742 and $745, respectively, for the three-month periods, ended June 29, 2003 and June 30, 2002.

NOTE 5 - INTANGIBLE ASSETS, NET:
                                                         JUNE 29,   DECEMBER 31,
                                                           2003        2002
                                                           ----        ----
 BMS Asset Purchase Agreement, net of accumulated
     amortization of $2,229 and $1,393                    $9,471     $10,307
 Product License fees, net of accumulated
     amortization of $422 and $0                          10,380       9,199
 Genpharm Distribution Agreement, net of accumulated
     amortization of $3,611 and $3,250                     7,222       7,583
 Intellectual property, net of accumulated amortization
     of $841 and $451                                      5,739       6,129
 Genpharm Profit Sharing Agreement, net of accumulated
     amortization of $474 and $26                          2,026       2,474
                                                         -------     -------
                                                         $34,838     $35,692
                                                         =======     =======

     The Company recorded amortization expense related to intangible assets of $2,457 and $1,031, respectively, for the six-month periods, and $1,448 and $711, respectively, for the three-month periods, ended June 29, 2003 and June 30,

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


2002. Annual amortization expense in each of the next five years related to the intangible assets currently being amortized is expected to be approximately $5,412 in 2003, $5,955 in 2004, $3,758 in 2005, $3,115 in 2006, $3,115 in 2007
and $8,445 thereafter.

NOTE 6 - SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended in December 2002, provides Par with a revolving line of credit expiring in March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of the eligible accounts receivable plus 50% of the eligible inventory of Par, each as determined from time to time by GECC. As of June 29, 2003, the borrowing base was approximately $27,000. The interest rate charged on any borrowings under the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than its real property, and is guaranteed by the Company. In connection with such credit facility, the Company has established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility contains covenants based on various financial benchmarks. As of June 29, 2003, no debt was outstanding under the Loan Agreement.

NOTE 7 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At June 29, 2003 and December 31, 2002, the Company had current deferred income tax assets of $30,210 and $32,873, respectively, consisting of temporary differences, primarily related to accounts receivable reserves, and net deferred income tax liabilities of $3,085 and $3,562, respectively, primarily related to a distribution agreement with Genpharm.

NOTE 8 - CHANGES IN SHAREHOLDERS' EQUITY:

     Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the six-month period ended June 29, 2003 were as follows:

                                                             ADDITIONAL
                                         COMMON STOCK          PAID-IN
                                       SHARES     AMOUNT       CAPITAL
                                       ------     ------     ----------
Balance, December 31, 2002             32,804      $328       $118,515
  Exercise  of stock  options             647         6         11,093
  Compensatory arrangements                 3         -          9,014
Balance,  June 29, 2003                33,454      $334       $138,622
                                       ======      ====       ========

  Compensatory arrangements include the tax treatment related to the exercise of stock options.

NOTE 9 - DISTRIBUTION AND SUPPLY AGREEMENTS:

SMITHKLINE BEECHAM CORPORATION.
     In connection with the legal settlement referred to in Note 12-Commitments, Contingencies and Other Matters - Legal Proceedings, the Company entered into a license and supply agreement (the "GSK Supply Agreement") with Smithkline Beecham Corporation ("GSK") and certain of its affiliates, dated April 16, 2003, pursuant to which Par is marketing a substitutable generic paroxetine hydrochloride immediate release tablet supplied and licensed from GSK in the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par agreed to pay GSK a

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


royalty based on Par's net sales of the product. Par will also be entitled to distribute the same product in the U.S. market once another generic paroxetine hydrochloride immediate release tablet fully substitutable for Paxil(R) becomes available there (see "Commitments, Contingencies and Other Matters-Legal Proceedings").

NOTE 10 - EARNINGS PER SHARE:

     The Company had outstanding stock options of 4,353 and 1,859 at the end of the six-month periods and 4,262 and 2,058 at the end of the three-month periods ended June 29, 2003 and June 30, 2002, respectively, that were included in the computation of diluted earnings per share because the exercise prices were lower than the average market price of the Common Stock in the respective periods. Outstanding options and warrants of 6 and 2,362 at the end of the six-month periods ended June 29, 2003 and June 30, 2002 and 9 and 2,164 at the end of the three-month periods ended June 29, 2003 and June 30, 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock in the respective periods. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                SIX MONTHS ENDED         THREE MONTHS ENDED
                                              JUNE 29,     JUNE 30,      JUNE 29,     JUNE 30,
                                               2003         2002          2003         2002
                                               ----         ----          ----         ----
Net income                                    $45,579     $41,140        $23,146     $20,380

BASIC:
Weighted average number of common
  shares outstanding                           33,021      32,069         33,153      32,089

Net income per share of common stock            $1.38       $1.28           $.70        $.64
                                              =======     =======        =======     =======

ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                           33,021      32,069         33,153      32,089
Effect of dilutive options                        932         800          1,044         809
                                              -------     -------        -------     -------
Weighted average number of common and common
   equivalent shares outstanding               33,953      32,869         34,197      32,898

Net income per share of common stock            $1.34       $1.25           $.68        $.62
                                              =======     =======        =======     =======

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS:

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     In January 2003 the FASB issued Financial Interpretation Number ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entity's, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. The Company has evaluated the impact of the adoption of FIN No. 46, and does not believe it will have a material impact on its consolidated financial position or consolidated results of operations.

     In November 2002 the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN No. 45"), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     LEGAL PROCEEDINGS: On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a complaint in the United States District Court for the Northern District of Illinois against GlaxoSmithKline P.L.C. and affiliated entities, Pentech Pharmaceuticals and Par alleging, among other things, violations of state and federal anti-trust laws arising out of the Supply and Distribution Agreement between GlaxoSmithKline and Par. Par denies any wrongdoing in connection with this action and expects to file a motion to dismiss the complaint in August 2003. In the event the action continues following the court's determination of the motion to dismiss, Par intends to defend vigorously this action and may assert counterclaims against Asahi Glass and others.

     On April 18, 2003, GSK and PRX, through its principal subsidiary Par, announced that Pentech Pharmaceuticals, Inc. ("Pentech") and GSK had reached a settlement of their patent litigation over Pentech's proposed generic capsule version of GSK's anti-depressant Paxil(R) (paroxetine hydrochloride). Pentech granted Par rights under Pentech's Abbreviated New Drug Application ("ANDA") for paroxetine hydrochloride capsules. The settlement allows Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty to be paid to GSK.

     Under the settlement, Pentech and Par acknowledge that the GSK patent covering the hemihydrate form of paroxetine hydrochloride is valid and enforceable and would be infringed by Pentech's proposed capsule product, for which Pentech has applied for FDA approval. The same GSK patent was found valid and enforceable in a separate patent infringement case in the U.S. District Court for the Northern District of Illinois (Chicago) against Apotex Inc. ("Apotex"). Apotex was found not to infringe, and, the Company believes, GSK is appealing that ruling. The litigation and the settlement do not involve Paxil CR(TM).

     Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) that are identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against Par on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in the expert discovery stage. Par intends to vigorously defend the lawsuit and pursue its counterclaim and the declaratory judgment sought by it. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' claim for injunctive relief, Par's counterclaim or the claims for attorneys' fees.

     Par, among others, was a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to three patents related to polymorphic forms of fluoxetine (Prozac(R)). In March 2003, Par settled its lawsuits with aaiPharma Inc. The settlement has not had a material adverse effect on the Company's financial position or results of operation.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The Company and/or Par is a party in certain other litigation matters, including product liability and patent actions, and the Company believes these actions are incidental to the conduct of its business and that the ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

OTHER MATTERS:
     The Company announced on June 19, 2003 that Kenneth I. Sawyer, its chairman, president and chief executive officer, would retire, effective as of July 1, 2003. Mr. Sawyer did retire on July 1, 2003 and the board of directors is conducting a search for a new chairman and chief executive officer of PRX. In the interim, Scott Tarriff, president and chief executive officer of Par, and Arie L. Gutman, Ph.D., president and chief executive officer of PRX's FineTech subsidiary, will both report to the Company's lead outside director. During this transition period, Mr. Sawyer will remain a director and be available to consult with the Company. The Company recorded a charge of $3,635, included in selling, general and administrative expenses on the consolidated statements of operations, in the second quarter of 2003 for Mr. Sawyer's retirement package, consisting of expenses for accelerated stock options, a severance payment, the remainder of his 2003 salary and benefits.

     In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation. High Rapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through June 29, 2003, the Company had invested $1,008. Due to HighRapids current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment is expensed as incurred and included in other expense on the consolidated statements of operations. As of June 29, 2003, the Company held approximately 36% of the outstanding common stock of HighRapids, and has the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. HighRapids has provided and is currently providing certain software services to the Company. Mr. Sawyer is the President, Chief Executive Officer and a director of HighRapids, for which he receives no compensation. Another director of the Company owns shares of HighRapids' common stock (less than 1%) that he acquired prior to the commitment of the Company discussed above.

     The Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") entered into a license and distribution agreement under which the Company has agreed to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's ("Schering's") Rebetol(R), which is indicated for the treatment of chronic hepatitis, following approval by the FDA. In February 2003, Three Rivers reached a settlement with Schering in a patent litigation case involving Rebetol(R) brand ribavirin. Under the terms of the settlement, Schering provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania.

     Three Rivers was also in litigation with ICN Pharmaceuticals Inc. ("ICN") regarding certain patents that ICN asserts relate to ribavirin. On July 16, 2003, the United States District Court for the Central District of California granted summary judgment of non-infringement regarding ribavirin to Three Rivers (see "-Subsequent Events").

NOTE 13 - SUBSEQUENT EVENTS:

     On July 15, 2003, the Company announced that two additional patents relating to megestrol acetate oral suspension have been issued to it by the U.S. Patent Office. The Patent Office issued U.S. Patent Nos. 6,593,318 and 6,593,320 to the Company. The Company presently holds four patents relating to megestrol oral suspension. The first two patents, U.S. Patent No. 6,028,065 and U.S.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

Patent No. 6,268,356, were issued on February 22, 2000 and July 31, 2001, respectively.

     On July 16, 2003, the Company announced that the United States District Court for the Central District of California had granted summary judgment of non-infringement regarding ribavirin to Three Rivers. The district court determined that the Three Rivers' product does not infringe any of three patents asserted by ICN in the litigation. Par has exclusive marketing rights for the Three Rivers' ribavirin product. Three Rivers had earlier reached a settlement of its patent litigation with Schering Plough Pharmaceuticals, so this decision appears to resolve the remaining ongoing patent barriers to FDA approval of the ANDA filed by Three Rivers. The timing of Par's launch of this product is uncertain at this time. Three Rivers has not obtained FDA approval, and the FDA has not made a determination of whether a generic 180-day exclusivity period will be awarded solely to a generic competitor involved in the lawsuit or Three Rivers jointly with one or both of the other two generic competitors involved in the lawsuit. The patent holder, ICN, may appeal the court decision.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED
PRODUCTS. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES" OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT
JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS IN ABSORBING ACQUISITIONS, (ix) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (x) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $45,579 for the six-month period ended June 29, 2003 increased $4,439 from $41,140 for the six-month period ended June 30, 2002. Total revenues of $222,273 in the first six months of fiscal year 2003 increased $40,010 from $182,263 in the corresponding period of fiscal year 2002, primarily due to additional net sales of new products introduced following the end of the second quarter 2002 and other revenues from a profit sharing agreement with Genpharm related to omeprazole (Prilosec(R)). The revenue growth helped produce higher gross margins, which increased to $116,273, or 52% of total revenues, in the most recent six months, from $85,690, or 47% of total revenues, in the corresponding six-month period of 2002. In addition, the Company continued to invest in research and development activities. Six-month spending on research and development of $11,120 in 2003 increased 60% from $6,937 for the corresponding six-month period of 2002. Selling, general and administrative costs of $30,105 in the most recent six-month period increased $13,742 from the corresponding period of the prior year, primarily due to a charge of $3,635 in the second quarter 2003 related to a retirement package for the Company's chairman, president and chief executive officer, higher legal fees, insurance costs and other costs that the Company believes were required to support its growth, including expenses related to reviewing information systems, additional facilities, personnel and strategic analysis. Prior year results included income from settlements of $9,051 related to the Company's termination of its litigation with BMS and acquisition termination charges of $4,278 in connection with its termination of negotiations with International Specialty Products ("ISP") related to the Company's purchase of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio.

     The Company's net income for the second quarter of 2003 was $23,146 compared to $20,380 for the second quarter of the prior year, reflecting both revenue and gross margin increases, primarily from new products and other revenues related to omeprazole. Second quarter 2003 revenues and gross margin of $115,861 and $60,970 (53% of total revenues), respectively, improved over the prior year's second quarter revenues and gross margin of $101,755 and $46,415 (46% of total revenues). Research and development expenses of $4,651 for the most recent three-month period were 14% higher than $4,063 incurred in the corresponding quarter of 2002. Selling, general and administrative costs increased $9,368 to $18,215 in the second quarter 2003 from $8,847 in the corresponding quarter of the prior year due primarily to a one-time charge associated with the retirement package described above, higher insurance costs and additional costs required to support the Company's growth.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 25 ANDAs (seven of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits on sales of products covered by its distribution agreements to its strategic partners. Generally, products that the Company develops internally, and therefore without the requirement to share gross profits with any strategic partners, contribute higher gross margins than products covered under its distribution agreements.

     In July 2001 and August  2001,  the FDA  granted  approvals  for three ANDA submissions, one each by Par, Dr. Reddy's Laboratories Ltd. ("Reddy") and Alphapharm Pty Ltd., an Australian subsidiary of Merck KGaA, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which, as first-to-file opportunities, entitled the Company to 180-day marketing exclusivity periods for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreement, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules under a distribution agreement with Reddy and fluoxetine 10 mg and 20 mg tablets under a distribution agreement with Genpharm. Generic competitors of the Company received 180-day marketing exclusivity periods for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company began selling in the first quarter of 2002 following the expiration of such other parties' exclusivity periods. As the Company expected, additional generic competitors, with products comparable to all three strengths of its fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing that the Company received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Despite another FDA approval for a generic megestrol acetate oral suspension in the first quarter of 2002, the Company still maintained a significant share of the market for this product as of June 29, 2003; however, a second generic competitor received FDA approval for megestrol acetate oral suspension in May 2003. The Company expects this second competitor to enter the market at some time during the third quarter 2003. Although megestrol oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance, the growth of the Company's product line through new product introductions and, to a lesser extent, increased sales of certain existing products have somewhat reduced the Company's reliance on these key products.

     Critical to the continued growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate significant gross margins. The Company, through its internal development program and strategic alliances and relationships, is committed to developing new products that have limited competition and longer product life cycles. In addition to expected new product introductions and relationships, the Company plans to continue to invest in its internal research and development efforts while, at the same time, seeking acquisitions of complimentary products and businesses, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale or, even if developed, that they will be commercially viable. Execution of these strategies may require additional debt or equity financing and there can be no assurance that the Company will be able to obtain any required financing when needed and on terms exceptable or favorable to it.

     Sales and gross margins of the Company's products are principally dependent upon (i) the pricing of and product deletions by competitors, (ii) the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (iii) the ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits from any one product, (iv) the continuation of existing distribution agreements, (v) the introduction of new distributed products, (vi) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) the willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) the approval of ANDAs and introduction of new manufactured products, (ix) the granting of potential marketing exclusivity periods, (x) the extent of market penetration for the existing product line and (xi) the level of customer service.

REVENUES

     Total revenues of $222,273 for the six months ended June 29, 2003 increased $40,010, or 22%, from $182,263 for the corresponding period of 2002. The increase in revenues was primarily due to higher net sales of new products, including tizanidine (Zanaflex(R)) and nizatidine (Axid(R)), introduced in July 2002 and sold under distribution agreements with Reddy and Genpharm, respectively, and torsemide (Demadex(R)) and minocycline (Minocin(R)), introduced in the second quarter 2003. In addition, the Company recognized other revenues of $12,788 in the first six months of 2003 from a profit sharing agreement with Genpharm related to omeprazole. Net sales of fluoxetine and megestrol acetate oral suspension decreased $10,563 and $1,156, respectively, in fiscal 2003. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 54% and 58%, respectively, of the Company's net sales in the first six months of 2003 and 2002. The Company is substantially dependent upon distributed products for its overall sales and, as the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by suppliers to meet expected demand could adversely affect future sales.

     Total revenues in the second quarter 2003 of $115,861 increased $14,106, or 14%, from $101,755 for the corresponding quarter of 2002, primarily due to sales of new products and additional revenues of $7,060 related to omeprazole. The increased revenues in the second quarter 2003 were achieved despite decreases in net sales of $5,588 and $2,281 for fluoxetine and megestrol acetate oral suspension, respectively, compared to the second quarter of the prior year. Net sales of distributed products were approximately 52% of the Company's total net sales in the most recent quarter compared to approximately 58% of the total for the corresponding quarter of last year.

     Pursuant to the Genpharm Profit Sharing Agreement, the Company receives a portion of the profits, as defined in the Agreement, generated from KUDCo's sale of omeprazole. In December 2002, KUDCo launched omeprazole following a district court decision in which it prevailed, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. The impact of KUDCo's omeprazole sales on the Company's future revenues is presently unclear to the Company since, among other things, Astra has introduced a new drug, Nexium(R), in an apparent attempt to switch consumers using Prilosec(R) and Astra's decision to market a non-prescription form of Prilosec(R) along with Proctor & Gamble, all of which may reduce generic sales of omeprazole. In August 2003, a generic competitor also began selling a form of omeprazole that competes with the prescription form of Prilosec(R). The Company understands that this generic competitor has initiated litigation against KUDCo alleging patent infringement. The Company expects that the impact of this competition will reduce its revenues from omeprazole in future periods. In December 2002, the Company began recognizing revenues related to its share of Genpharm profits, which were significantly reduced as Genpharm recovered out-of-pocket development and legal expenses incurred during the product development process and litigations. The development and legal expenses were substantially recovered by Genpharm in 2002. Although there can no such assurance, the Company anticipates revenues of up to $7,000 for the remainder of fiscal year 2003 from its share of the profits on omeprazole.

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

     The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. One generic competitor was granted FDA approval to market another generic version of megestrol acetate oral suspension and began shipping the product to a limited number of customers in the second quarter of 2002. In addition, a second potential generic competitor was granted FDA approval for megestrol acetate oral suspension in May 2003 and has announced it expects to launch the product at some point in the third quarter of 2003. At this time, the Company cannot predict accurately the effect of another generic competitor in the market. Megestrol acetate oral suspension is anticipated by the Company to be a significant profit contributor for the remainder of fiscal year 2003, despite the competition. In accordance with its accounting policies, the Company did not record a price protection reserve for megestrol acetate oral suspension as of June 29, 2003. The Company will continue to evaluate the effect of competition and will record a price protection reserve when, if and as it deems necessary.

GROSS MARGIN

     The Company's gross margin of $116,273 (52% of total revenues) in the first six months of fiscal year 2003 increased $30,583 from $85,690 (47% of total revenues) for the corresponding period of fiscal year 2002. The gross margin improvement was achieved primarily as a result of revenues from omeprazole received pursuant to the Genpharm Profit Sharing Agreement and additional contributions from sales of new products, as described above.

     In the six-month period ended June 29, 2003, lower gross margin contributions from fluoxetine 10 mg and 20 mg, which are subject to profit sharing agreements with Genpharm, were substantially offset by a higher margin contribution from fluoxetine 40 mg due to an increase in the Company's profit sharing percentage under its agreement with Reddy following the end of the

Company's exclusivity period. As discussed above, additional generic manufacturers introduced and began marketing comparable fluoxetine products following the expiration of the Company's exclusivity period in January 2002, adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths. The Company's gross margin for megestrol acetate oral suspension could also decline when, and as, additional manufacturers introduce and market comparable generic products. Megestrol acetate oral suspension contributed approximately $34,743 in gross margin for the six-month period of 2003 compared to $35,860 in the corresponding period of the prior year.

     Gross margin for the second quarter of 2003 was $60,970 (53% of total revenues) compared to $46,415 (46% of total revenues) in the corresponding quarter of the prior year. Additional gross margin contributions from omeprazole revenues and higher margin new products, particularly tizanidine and torsemide, generated the higher gross margins in the second quarter of 2003.

     Inventory write-offs were $1,317 and $905 for the six-month and three-month periods ended June 29, 2003, respectively, compared to $2,742 and $977, respectively, for the corresponding periods of the prior year. The higher six-month write-offs in 2002 included the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken in the normal course of business, were related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

   RESEARCH AND DEVELOPMENT

     The Company's research and development expenses of $11,120 for the six months ended June 29, 2003 increased $4,183, or 60%, from $6,937 for the six months ended June 30, 2002. The higher expenses were primarily attributable to biostudies, including the Company's share of Genpharm's biostudy costs for products covered under their distribution agreements. In addition, higher costs were incurred for raw material and development work done by SVC Pharma, the Company's joint venture partnership.

     Research and development expenses for the second quarter of 2003 were $4,651 compared to $4,063 for the corresponding quarter of 2002. The increase was primarily attributable to higher spending for raw material.

     Although there can be no such assurance, the Company expects its total annual research and development expenses for fiscal year 2003 to exceed the total for fiscal year 2002 by approximately up to 30% to 40%. The increase is expected as a result of increased internal development activity, projects with third parties and research and development venture activity.

     The Company currently has ten ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least eight additional products during the remainder of fiscal year 2003.

     The Company and Genpharm have entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products, submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par will serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered by this Agreement. Currently, there are four ANDAs for potential products (one tentatively approved) that are covered by the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing one product under the Genpharm 11 Product Agreement.

     The Company and Genpharm have also entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are five ANDAs for potential products (three tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement.

     Genpharm and the Company share the costs of developing products covered under an agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000. The Company is currently marketing two products under the Genpharm Additional Product Agreement.

   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative costs of $30,105 (14% of total revenues) for the six months ended June 29, 2003 increased $13,742 from $16,363 (9% of total revenues) for the corresponding period of last year. The increase in 2003 was primarily attributable to a charge of $3,635 related to a retirement package for the Company's chairman, president and chief executive officer, higher product liability and directors and officers insurance costs totaling $2,004, legal fees associated with potential new product launches of $1,941 and, to a lesser extent, a royalty paid to GSK on sales of paroxetine in Puerto Rico. In addition, the Company incurred expenses it believes are necessary to support the Company's continued growth, including costs for personnel of $1,903, corporate strategic planning of $900, additional warehouse and administrative office facilities of $673, information system reviews of $660 and accounting fees of $504. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of common carriers or an external distribution service. Shipping costs of $1,349 in the first six months of 2003 approximated costs of $1,337 in the corresponding period of the prior year. The Company anticipates that it will continue to incur a high level of legal expenses related to the costs of litigation connected with potential new product introductions (see "Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Legal Proceedings"). Selling, general and administrative costs are expected to continue to increase over the remainder of 2003.

     The Company announced on June 19, 2003 that Kenneth I. Sawyer, its chairman, president and chief executive officer, would retire, effective as of July 1, 2003. Mr. Sawyer did retired on July 1, 2003 and the board of directors is conducting a search for a new chairman and chief executive officer of PRX. In the interim, both Scott Tarriff, president and chief executive officer of Par, and Arie L. Gutman, Ph.D., president and chief executive officer of PRX's FineTech subsidiary, will report to the Company's lead outside director. During this transition period, Mr. Sawyer will remain a director and be available to consult with the Company. A one-time charge of $3,635 associated with Mr. Sawyer's retirement package was recorded in the second quarter of 2003. The retirement package consists of expenses for accelerated stock options, a severance payment, the remainder of his 2003 salary and benefits.

     Selling, general and administrative costs of $18,215 (16% of total revenues) for the second quarter 2003 increased $9,368 from $8,847 (9% of total revenues) for the corresponding quarter of last year. The increased costs in the second quarter 2003 consisted of higher costs for Mr. Sawyer's retirement package, insurance, personnel, information system improvements, facility expansion and legal fees. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of common carriers or an external distribution service. Shipping costs of $742 in the second quarter 2003 approximated costs of $745 in the corresponding quarter of the prior year.

   SETTLEMENTS

     On March 5, 2002, the Company entered into the BMS Asset Purchase Agreement and acquired the United States rights to five products from BMS. The products were the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. To obtain the rights to these five products, the Company agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, and paid approximately $1,024 in March 2002 and $1,025 in April 2003. The Company determined, through an independent third party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and recorded as settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over the seven-year period beginning in March 2002, with the net amount included in intangible assets on the Company's consolidated balance sheets.

   ACQUISITION TERMINATION CHARGES

     On March 15, 2002, the Company terminated its negotiations with ISP related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred following the announcement of the proposed transaction. Pursuant to the termination of negotiations, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred $1,278 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statements of operations.

OTHER EXPENSE

     Other expenses for the six-month and three-month periods ended June 29, 2003 of $44 and $10, respectively, decreased from $102 and $213, respectively, in the corresponding periods of 2002. Other expenses recorded in the second quarter of 2002 included those related to the withdrawal of the Company's shelf registration statement during the quarter. Included in other expense in all covered periods was the Company's investment in High Rapids, which was partially offset by net rental income from the Company's Congers facility.

INTEREST INCOME

     Net interest income of $333 and $164, respectively, for the six-month and three-month periods ended June 29, 2003 and $381 and $127 for the corresponding periods of the prior fiscal year was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $29,758 and $15,112, respectively, and $26,302 and $13,029, respectively, for the six-month and three-month periods ended June 29, 2003 and June 30, 2002 based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $107,123 at June 29, 2003 increased $42,002 from $65,121 at December 31, 2002, primarily due to cash provided by operations and, to a lesser extent, proceeds from the issuance of shares of the Company's common stock from the exercise of stock options. The Company invested $11,727 in capital improvements during the first six months of 2003, primarily for the expansion of its laboratories in Spring Valley, New York, its administrative offices in Woodcliff Lake, New Jersey and its warehouse facilities in
Montebello, New York. In addition, the Company purchased new production machinery for its packaging lines and made improvements in its information technology. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments. Working capital, which includes cash and cash equivalents, increased $55,184 to $191,489 at June 29, 2003 from $136,305 at December 31, 2002, primarily from increases in the Company's cash position, accounts receivable and inventories partially offset by higher income tax and accounts payable. The working capital ratio of 2.77x at June 29, 2003 was comparable to the ratio of 2.83x at December 31, 2002.

     A summary of the Company's material contractual obligations and commercial commitments as of June 29, 2003 were as follows:

                                                  AMOUNTS DUE IN FISCAL YEARS
                                                  ---------------------------
                              TOTAL       JUL-DEC                    2005 AND
OBLIGATION                 OBLIGATION      2003           2004      THEREAFTER
----------                 ----------      ----           ----      ----------
Operating leases          $19,741         $1,490         $2,937        $15,314
Industrial revenue bond     1,820            185            381          1,254
Other                         129             80             49              -
                          -------         ------         ------         ------

Total obligations         $21,690         $1,755         $3,367        $16,568
                          =======         ======         ======        =======

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds or has commitments with several non-affiliated companies for products in various stages of development. These types of payments or commitments, certain of which are described below, are either capitalized or expensed according to the Company's accounting policies.

     The Company and Nortec Development Associates, Inc. (a Glatt company) ("Nortec") have entered into a binding agreement in principle, dated March 3, 2003, subject to final negotiation and execution of a definitive agreement, in which the two companies will develop additional products that are not part of the two previous agreements between the Company and Nortec. During the first two years of the Company's arrangement with Nortec, Par will be obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $500 has already been paid. On or before the second anniversary of the agreement the Company will have the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that the Company shall owe Nortec at that time, or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the arrangement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. The remaining terms of the agreement are expected to be finalized in the third quarter of 2003.

     In the second quarter of 2002, the Company made non-refundable payments totaling $1,000 pursuant to other agreements with Nortec, which were charged to research and development expenses as incurred. Pursuant to the agreements, the Company agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of two potential products and $600 for each product on the day of the first commercial sale.

     Pursuant to the Genpharm Profit Sharing Agreement, Genpharm has agreed to pay the Company its share of profits related to KUDCo's sale of omeprazole 60 days after the month in which the product was sold. In December 2002, KUDCo launched omeprazole following a district court decision in which it prevailed, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. In the first six months of 2003, the Company recognized $12,788 of revenues related to its share of profits and expects to record up to $7,000 in additional such revenues over the remainder of fiscal year 2003. As of June 29, 2002, the Company has received cash payments of $6,483 from Genpharm pursuant to this agreement and although there can be no such assurance, expects to receive approximately $12,000 in additional cash payments over the remainder of fiscal year 2003.

     In November 2002, the Company amended its agreement with Pentech (the "Supply and Marketing Agreement"), dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, the Company is responsible for all legal expenses up to $2,000, which have been expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments. The Company has agreed to reimburse Pentech for costs associated with the project of up to $1,300 for fiscal year 2003, which are charged to research and development expenses as they are incurred. In the first six months of 2003, the Company incurred $514 in research and development costs pursuant to the Supply and Marketing Agreement.

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

     As of June 29, 2003, the Company had payables owed to distribution agreement partners of $20,441, related primarily to amounts due pursuant to profit sharing agreements with strategic partners. The Company expects to pay these amounts out of its working capital during the third quarter of 2003.

     In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through June 29, 2003, the Company had invested $1,008 of its potential investment. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the consolidated statements of operations (see-"Notes to Consolidated Financial Statements-Commitments, Contingencies and Other Matters-Other Matters").

     In April 2001, Par entered into a licensing agreement with Elan Transdermal Technologies, Inc. ("Elan") to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Elan is responsible for the development and manufacture of the product, while Par is responsible for marketing, sales and distribution. Pursuant to the agreement, the Company paid Elan $1,167 in fiscal year 2001 and $833 in 2002, which were charged to research and development expenses in the respective years. In addition, Par has agreed to pay Elan $1,000 upon FDA approval of the product and a royalty on all sales of the product.

     The Company expects to continue to fund its operations, including research and development activities, capital projects, and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital and, if necessary, with borrowings against its line of credit with GECC, if and to the extent available. The Company has altered its plans to move a portion of FineTech's operation, including personnel and technological resources to a laboratory facility in Rhode Island. The Company is currently evaluating alternatives related to the proceeds from the industrial revenue bond that were to be used for this operation (see "-Financing"). In fiscal year 2003, the Company expects its capital spending to increase due to the expansion of its laboratories and initiatives related to improvements to its information systems. Although there can be no such assurance, the Company anticipates it will continue to introduce new products and attempt to increase sales of certain existing products, in an effort to offset the loss of sales and any erosion of gross margins from competition on any of its significant products. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest in its internal research and development efforts while, at the same time, seeking additional products for sale through new and existing distribution agreements or acquisitions of complimentary products and businesses, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company also seeks to reduce the overall impact of its top selling products by adding additional products through new and existing distribution agreements. Execution of the Company's strategies may require additional debt or equity financing and there can be no assurance that the Company will be able to obtain any required financing when needed and on terms acceptable or favorable to it.

FINANCING

     At June 29, 2003, the Company's total outstanding long-term debt, including the current portion, amounted to $1,949. The amount consisted primarily of an industrial revenue bond and capital leases for computer equipment. The industrial revenue bond, in the principal amount of $2,000, is to be paid in equal monthly installments over a term of five years, maturing on January 1, 2008. The bond bears interest at 4.27% per annum and is subject to covenants based on various financial benchmarks. Execution of the Company's strategies may require additional debt or equity financing and there can be no assurance that the Company will be able to obtain any required financing when needed and on terms acceptable or favorable to it.

     In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended in December 2002, provides Par with a revolving line of credit expiring in March 2005. Pursuant to the Loan Agreement, Par is permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The borrowing base is limited to 85% of the eligible accounts receivable plus 50% of the eligible inventory of Par, each as determined from time to time by GECC. As of June 29, 2003, the borrowing base was approximately $27,000. The interest rate charged on any borrowings under the line of credit is based upon a per annum rate of 2.25% above the 30-day commercial paper rate for high-grade unsecured notes adjusted monthly. The line of credit with GECC is collateralized by the assets of the Company, other than real property, and is guaranteed by the Company. In connection with such credit facility, the Company has established a cash management system pursuant to which all cash and cash equivalents received by any of such entities are deposited into a lockbox account over which GECC has sole operating control if there are amounts outstanding under the line of credit. The deposits would then be applied on a daily basis to reduce the amounts outstanding under the line of credit. The revolving credit facility contains covenants based on various financial benchmarks. As of the date hereof, no debt is outstanding under the Loan Agreement.

SUBSEQUENT EVENTS:

     On July 15, 2003, the Company announced that two additional patents relating to megestrol acetate oral suspension have been issued to it by the U.S. Patent Office. The Patent Office issued U.S. Patent Nos. 6,593,318 and 6,593,320 to the Company. The Company presently holds four patents relating to megestrol oral suspension. The first two patents, U.S. Patent No. 6,028,065 and U.S. Patent No. 6,268,356, were issued on February 22, 2000 and July 31, 2001, respectively.

     On July 16, 2003, the Company announced that the United States District Court for the Central District of California had granted summary judgment of non-infringement regarding ribavirin to Three Rivers. The district court determined that the Three Rivers' product does not infringe any of three patents asserted by ICN Pharmaceuticals in the litigation. Par has exclusive marketing rights for the Three Rivers' ribavirin product. Three Rivers had earlier reached a settlement of its patent litigation with Schering Plough Pharmaceuticals, so this decision appears to resolve the remaining ongoing patent barriers to FDA approval of the ANDA filed by Three Rivers. The timing of Par's launch of this product is uncertain at this time. Three Rivers has not obtained FDA approval, and FDA has not made a determination of whether a generic 180-day exclusivity period will be awarded solely to a generic competitor involved in the lawsuit or Three Rivers jointly with one or both of the other two generic competitorsinvolved in the lawsuit. The patent holder, ICN Pharmaceuticals, may be able to appeal the court decision.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                        ITEM 4. CONTROLS AND PROCEDURES.


     Based on the evaluation by the Executive Vice President and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effectively designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There has not been any change in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------  -----------------

     On May 28, 2003, Asahi Glass Company filed a complaint in the United States District Court for the Northern District of Illinois against GlaxoSmithKline P.L.C. and affiliated entities, Pentech Pharmaceuticals and Par alleging, among other things, violations of state and federal anti-trust laws arising out of the Supply and Distribution Agreement between GlaxoSmithKline and Par. Par denies any wrongdoing in connection with this action and expects to file a motion to dismiss the complaint in August 2003. In the event the action continues following the court's determination of the motion to dismiss, Par intends to defend vigorously this action and may assert counterclaims against Asahi Glass and others.

     On April 18, 2003, GSK and PRX, through its principal subsidiary Par, announced that Pentech and GSK had reached a settlement of their patent litigation over Pentech's proposed generic capsule version of GSK's anti-depressant Paxil(R) (paroxetine hydrochloride). Pentech granted Par rights under Pentech's ANDA for paroxetine hydrochloride capsules. The settlement allows Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty to be paid to GSK.

     Under the settlement, Pentech and Par acknowledge that the GSK patent covering the hemihydrate form of paroxetine hydrochloride is valid and enforceable and would be infringed by Pentech's proposed capsule product, for which Pentech has applied for FDA approval. The same GSK patent was found valid and enforceable in a separate patent infringement case in the U.S. District Court for the Northern District of Illinois (Chicago) against Apotex. Apotex was found not to infringe, and, the Company believes, GSK is appealing that ruling. The litigation and the settlement do not involve Paxil CR(TM).

     Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) that are identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company and the Trustees of Columbia University in the City of New York filed lawsuits against Par on December 14, 2001 in the United States District Court for the District of Delaware and on December 21, 2001 in the United States District Court for the District of New Jersey alleging patent infringement. Pharmacia and Columbia are seeking an injunction to prevent the Company from marketing its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint brought in the District of New Jersey and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products. Par is also seeking a declaratory judgment that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. On February 25, 2002, the lawsuit brought in the District of Delaware was dismissed pursuant to a stipulation of the parties. The case in the District of New Jersey is currently in the expert discovery stage. Par intends to vigorously defend the lawsuit and pursue its counterclaim and the declaratory judgment sought by it. At this time, it is not possible for the Company to predict the outcome of the plaintiffs' claim for injunctive relief, Par's counterclaim or the claims for attorneys' fees.

     Par, among others, was a defendant in three lawsuits filed in the United States District Court for the Eastern District of North Carolina (filed on August 1, 2001, October 30, 2001 and November 16, 2001, respectively) by aaiPharma Inc., involving patent infringement allegations connected to three patents related to polymorphic forms of fluoxetine (Prozac(R)). In March 2003, Par settled its lawsuits with aaiPharma Inc. The settlement has not had a material adverse effect on the Company's financial position or results of operation.

     The Company and/or Par is a party in certain other litigation matters, including product liability and patent actions, and the Company believes these actions are incidental to the conduct of its business and that in the ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
------  -----------------------------------------

     As of June 24, 2003, the Company changed its state of incorporation from New Jersey to Delaware. The reincorporation was approved by the holders of a majority of the Company's outstanding shares of common stock, voting in person or by proxy, at its Annual Meeting of Shareholders held on June 19, 2003. The reincorporation was effected by merging the Company with and into Pharmaceutical Resources, Inc., a Delaware corporation and then a wholly-owned subsidiary of the Company, with the Delaware corporation surviving (the "Merger").

     Pursuant to the Merger, each share of common stock of the New Jersey corporation was automatically converted into one share of common stock, $.01 par value, of the Delaware corporation. It is not necessary for Company shareholders to exchange their existing stock certificates of the New Jersey corporation for stock certificates of the Delaware corporation.

     For further information about the reincorporation and for a description of the material differences between the rights of shareholders under the Business Corporation Act of the State of New Jersey and the rights of stockholders under the General Corporation Law of the State of Delaware, please refer to the Company's Proxy Statement, filed with the Commission on May 13, 2003, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

     The Company's 2003 Annual Meeting of Shareholders was held on June 19, 2003. The votes for each proposal were as follows:

Proposal I - Approval of Election of two Class I Directors.

Proposal I Results           For           Withheld
------------------           ---           --------
Peter S. Knight           28,204,694       1,226,295
Scott L. Tarriff          28,954,292         476,697

Proposal II - Approval of the Reincorporation of the Company in Delaware.

                                                                         Broker
Proposal II Results       For            Against         Abstain       Non-Votes
-------------------       ---            -------         -------       ---------
                       20,930,202       1,119,443       368,715        8,012,629

Proposal III - Approval of Amendment to 2001 Performance Equity Plan to Increase the Aggregate Number of Shares Reserved for Issuance From 4,000,000 to 5,500,000.

                                                                         Broker
Proposal III Results      For            Against         Abstain       Non-Votes
--------------------      ---            -------         -------       ---------
                       18,462,926       3,880,166        75,267        7,012,630

Proposal IV - Approval of Amendment to 1997 Directors' Stock Option Plan to Increase the Aggregate Number of Shares that may be Issued under the Plan From 450,000 to 650,000 and Extending the Expiration Date of the Plan from October 28, 2007 to October 28, 2013.

                                                                         Broker
Proposal IV Results       For            Against         Abstain       Non-Votes
-------------------       ---            -------         -------       ---------
                       18,480,013       3,660,415       277,931        7,012,630

ITEM 5.  OTHER INFORMATION.
------   -----------------

     In June 2003, a large group of brand and generic pharmaceutical manufacturers, including the Company, received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committte") had begun an industry-wide investigation into pharmaceutical reimbursements and rebates under Medicaid. In order to conduct the investigation, the Committee has requested certain pricing and other information relating to certain drugs produced by these pharmaceutical manfacturers because the investigation has only recently begun, the Company is not in a position to determine what action, if any, the federal government may take and what the impact such action could have on our business, prospects or financial conditions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

      (a)  Exhibits:
           10.9.4 Amendment to Employment Agreement, dated as of June 2003, by and between Pharmaceutical Resources, Inc., and Scott L. Tarriff.

           10.9.5 Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between Pharmaceutical Resources, Inc. and Kenneth I. Sawyer.

           10.48 Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc.*

           10.49 Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc.*

           31.1 Certification by the Executive Vice President pursuant to Rule 13a-14(a) of the Exchange Act.

           31.2 Certification by the Chief Financial Officer pursuant to pursuant to Rule 13a-14(a) of the Exchange Act.

           32.1 Certification by the Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     * Certain portions of these exhibits have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

      (b)  Reports on Form 8-K:

           On July 28, 2003, July 9, 2003 and June 23, 2003, the Company filed Current Reports on Form 8-K.

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



                                  PHARMACEUTICAL RESOURCES, INC.
                                  ------------------------------
                                  (Registrant)




August 11, 2003                   /s/ Scott L. Tarriff
                                  --------------------
                                  Scott L. Tarriff
                                  EXECUTIVE VICE PRESIDENT




August 11, 2003                   /s/ Dennis J. O'Connor
                                  ----------------------
                                  Dennis J. O'Connor
                                  VICE PRESIDENT; CHIEF FINANCIAL OFFICER AND
                                     SECRETARY
                                  (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

    10.9.4 Amendment to Employment Agreement, dated as of June 18, 2003, by and between Pharmaceutical Resources, Inc., and Scott L. Tarriff.

    10.9.5    Terms   of   Separation   from   Employment,    Consulting,    and
              Post-Employment Obligations, dated as of June 18, 2003, between Pharmaceutical Resources, Inc. and Kenneth I. Sawyer.

    10.48 Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc.*

    10.49 Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc.*

    31.1 Certification by the Executive Vice President pursuant to Rule 13a-14(a) of the Exchange Act.

    31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

    32.1 Certification by the Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2      Certification by the Chief Financial Officer pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

              * Certain portions of these exhibits have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.