Form 10-Q
period 2003-09-28
PHARMACEUTICAL RESOURCES INC
filed 2003-11-12
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x No___

      Number of shares of Common Stock outstanding as of November 7, 2003:

                                   34,021,021

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                       SEPT. 28,       DEC. 31,
                      ASSETS                             2003            2002
                      ------                             ----            ----
Current assets:
  Cash and cash equivalents                            $157,529        $65,121
  Receivable due from convertible debt, net             177,945              -
  Accounts receivable, net of allowances of
   $44,828 and $36,257                                  176,893         55,310
  Inventories, net                                       58,542         51,591
  Prepaid expenses and other current assets               8,749          6,089
  Deferred income tax assets                             38,477         32,873
                                                        -------        -------
    Total current assets                                618,135        210,984

Property, plant and equipment, at cost less
 accumulated depreciation and amortization               41,426         27,055

Unexpended industrial revenue bond proceeds                   -          2,000

Intangible assets, net                                   37,460         35,692

Goodwill                                                 24,662         24,662

Deferred charges and other assets                         6,488          1,064

Non-current deferred income tax assets, net              14,277              -
                                                        -------        -------
   Total assets                                        $742,448       $301,457
                                                        =======        =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of long-term debt                      $1,807           $596
  Accounts payable                                       15,211         14,637
  Payables due to distribution agreement partners        84,269         18,163
  Accrued salaries and employee benefits                  6,617          5,175
  Accrued expenses and other current liabilities         16,619         10,034
  Income taxes payable                                   72,543         26,074
                                                        -------        -------
     Total current liabilities                          197,066         74,679
                                                        -------        -------

Long-term debt, less current portion                    200,000          2,426
                                                        -------        -------
Deferred income tax liabilities, net                          -          3,562
                                                              -        -------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.0001 per share;
    authorized 6,000,000 shares; none issued
    and outstanding
  Common Stock, par value $.01 per share;
    authorized 90,000,000 shares;
    33,923,803 and 32,804,480 shares issued and
    outstanding                                             339            328
  Additional paid-in capital                            158,775        118,515
  Retained earnings                                     186,268        101,947
                                                        -------        -------
    Total stockholders' equity                          345,382        220,790
                                                        -------        -------
Total liabilities and stockholders' equity             $742,448       $301,457
                                                        =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.


                              PHARMACEUTICAL RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                     RETAINED EARNINGS
                         (In Thousands, Except Per Share Amounts)
                                        (Unaudited)
                                             NINE MONTHS ENDED           THREE MONTHS ENDED
                                           SEPT. 28,   SEPT. 30,        SEPT. 28,   SEPT. 30,
                                             2003        2002             2003        2002
                                             ----        ----             ----        ----
Revenues:
  Net product sales                        $424,418    $282,500         $214,933    $100,237
  Other revenues                             14,490           -            1,702           -
                                            -------     -------          -------     -------
Total revenues                              438,908     282,500          216,635     100,237
Cost of goods sold                          237,709     149,858          131,709      53,285
                                            -------     -------          -------     -------
      Gross margin                          201,199     132,642           84,926      46,952

Operating expenses (income):
  Research and development                   17,908      10,590            6,788       3,653
  Selling, general and administrative        44,246      27,457           14,141      11,094
  Settlements                                     -      (9,051)               -           -
  Acquisition termination charges                 -       4,254                -         (24)
                                            -------     -------          -------     -------
      Total operating expenses               62,154      33,250           20,929      14,723
                                            -------     -------          -------     -------
      Operating income                      139,045      99,392           63,997      32,229

Other expense, net                             (145)       (238)            (101)       (136)
Interest income, net                            474         490              141         109
                                            -------     -------          -------     -------
Income before provision for income taxes    139,374      99,644           64,037      32,202
Provision for income taxes                   55,053      38,861           25,295      12,559
                                            -------     -------          -------     -------
Net income                                   84,321      60,783           38,742      19,643

Retained earnings, beginning of period      101,947      22,493          147,526      63,633
                                            -------     -------          -------     -------
Retained earnings, end of period           $186,268    $ 83,276         $186,268    $ 83,276
                                            =======     =======          =======     =======
Net income per share of common stock:
  Basic                                       $2.53       $1.89            $1.15        $.60
                                               ====        ====             ====         ===
  Diluted                                     $2.45       $1.84            $1.11        $.59
                                               ====        ====             ====         ===
Weighted average number of
  common shares outstanding:
  Basic                                      33,269     32,194            33,758      32,476
                                             ======     ======            ======      ======
  Diluted                                    34,368     32,962            35,004      33,152
                                             ======     ======            ======      ======

   The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             NINE MONTHS ENDED
                                                           SEPT. 28,   SEPT. 30,
                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities:
  Net income                                                $84,321     $60,783

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Deferred income taxes                                    (3,943)    (10,972)
    Depreciation and amortization                             6,681       3,857
    Inventory reserves                                          220       1,280
    Allowances against accounts receivable                    8,571      (5,813)
    Settlements                                                  -       (9,051)
    Stock option activity                                     3,690          37
    Other                                                         6         (23)

 Changes in assets and liabilities:
    Increase in accounts receivable                        (130,154)    (20,802)
    Increase in inventories                                  (7,171)    (17,971)
    Increase in prepaid expenses and other assets            (6,940)     (9,343)
    Increase in accounts payable                                574       4,398
    Increase (decrease) in payables due to
      distribution agreement partners                        66,106     (13,044)
    Increase in accrued expenses and other liabilities        8,027       3,916
    Increase in income taxes payable                         57,233      14,116
                                                             ------      ------
      Net cash provided by operating activities              87,221       1,368
                                                             ------       -----
Cash flows from investing activities:
    Capital expenditures                                    (16,720)     (4,736)
    Acquisition of FineTech                                       -     (32,598)
    Proceeds from sale of fixed assets                            -          28
                                                             ------          --
      Net cash used in investing activities                 (16,720)    (37,306)
                                                             ------      ------
 Cash flows from financing activities:
    Proceeds from issuances of Common Stock                  23,122       2,148
    Principal payments under long-term debt and other
      borrowings                                             (1,215)       (170)
                                                              -----         ---
      Net cash provided by financing activities              21,907       1,978
                                                             ------       -----

Net increase (decrease) in cash and cash equivalents         92,408     (33,960)
Cash and cash equivalents at beginning of period             65,121      67,742
                                                             ------      ------
Cash and cash equivalents at end of period                 $157,529     $33,782
                                                            =======      ======

Supplemental disclosure of cash flow information
Cash paid during the nine months for:
  Income taxes                                               $1,762     $35,717
                                                              =====      ======
  Interest                                                     $104       $102
                                                                ===        ===

Non-cash transactions:
  Receivable due from convertible debt, net                $177,945          -
                                                            =======          =
  Tax benefit from exercise of stock options                $10,764     $3,028
                                                             ======      =====

        The accompanying notes are an integral part of these consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals principally in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly-owned subsidiary, FineTech Laboratories Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement between Par and Bristol Myers Squibb ("BMS"). Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension.

     As of June 24, 2003, the Company changed its state of incorporation from New Jersey to Delaware. The reincorporation was approved by the holders of a majority of the Company's outstanding shares of common stock, voting in person or by proxy, at its Annual Meeting of Shareholders held on June 19, 2003. The reincorporation was effected by merging the Company with and into Pharmaceutical Resources, Inc., a Delaware corporation and then a wholly-owned subsidiary of the Company, with the Delaware corporation surviving (the "Merger"). The reincorporation was effected primarily because the Company's board of directors believed that governance under Delaware law would permit the Company to manage its corporate affairs more effectively and efficiently than under New Jersey law. The reincorporation did not result in any change in the Company's business, management, assets, liabilities, board of directors or locations of its principal facilities or headquarters.

     Pursuant to the Merger, each share of common stock of the New Jersey corporation was automatically converted into one share of common stock, $.01 par value, of the Delaware corporation.

     As a result of its reincorporation, the Company became the successor issuer to the New Jersey corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and succeeded to the New Jersey corporation's reporting obligations thereunder. Pursuant to Rule 12g-3(a) under the Exchange Act, the Company's common stock is deemed registered under Section 12(b) of the Exchange Act.

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

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at September 28, 2003 and for the nine-month and three-month periods ended September 28, 2003 and September 30, 2002, respectively, are unaudited; however, in the opinion of the Company's management, such statements include all adjustments (consisting only of normal recurring accruals) necessary to provide a fair statement of the information presented therein. The consolidated balance sheet at December 31, 2002 was derived from the Company's audited consolidated financial statements at such date.

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

     Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items in the consolidated financial statements for the prior period have been reclassified to conform to the current period's financial statement presentation.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 2 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

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

     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                             SEPT. 28,    SEPT. 30,     SEPT. 28,    SEPT. 30,
                                               2003         2002          2003         2002
                                               ----         ----          ----         ----
Net income as reported                        $84,321     $60,783        $38,742     $19,643
Add:Total stock-based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                   1,263           -              -           -

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                   (7,884)     (5,376)        (2,573)     (1,936)
                                                -----       -----          -----       -----
Pro forma net income                          $77,700     $55,407        $36,169     $17,707
                                               ======      ======         ======      ======

As reported-Basic                               $2.53       $1.89          $1.15        $.60
                                                 ====        ====           ====         ===
As reported-Diluted                             $2.45       $1.84          $1.11        $.59
                                                 ====        ====           ====         ===

Pro forma-Basic                                 $2.34       $1.72          $1.07        $.55
                                                 ====        ====           ====         ===
Pro forma-Diluted                               $2.26       $1.68          $1.03        $.53
                                                 ====        ====           ====         ===

     As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that Standard. The fair value of the options granted during each of the nine- and three-month periods ended September 28, 2003 and September 30, 2002, respectively, has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                             SEPT. 28,    SEPT. 30,     SEPT. 28,    SEPT. 30,
                                               2003         2002          2003         2002
                                               ----         ----          ----         ----
Risk free interest rate                         4.0%        4.3%           4.0%        4.3%
Expected term                               4.8 years   5.5 years      5.0 years   5.0 years
Expected volatility                            61.3%       73.3%          61.0%       71.9%

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     It was also assumed that no dividends will be paid during the entire term of the options. The weighted average fair values of options granted in the nine-month periods ended September 28, 2003 and September 30, 2002 were $18.08 and $15.52, respectively. The weighted average fair values of options granted in the three-month periods ended September 28, 2003 and September 30, 2002 were $29.55 and $16.25, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE:                            SEPT. 28,      DEC. 31,
                                                           2003           2002
                                                           ----           ----
                                                              (IN THOUSANDS)
      Trade accounts receivable, net of customer
        rebates and chargebacks                         $220,018        $90,812
      Other accounts receivable                            1,703            755
                                                           -----            ---
      Allowances:
        Doubtful accounts                                  1,606          1,156
        Returns and allowances                            16,766         18,868
        Price adjustments                                 26,456         16,233
                                                          ------         ------
                                                          44,828         36,257
                                                          ------         ------
      Accounts receivable,
      net of allowances                                 $176,893        $55,310
                                                         =======         ======

     The trade accounts receivable amounts presented above at September 28, 2003 and December 31, 2002 are net of provisions for customer rebates of $26,068 and $13,610, and for chargebacks of $80,263 and $63,141, respectively. The increases are primarily due to the Company's introduction of paroxetine, the generic version of GlaxoSmithKline's ("GSK") Paxil(R), in the United States in September 2003 through a distribution agreement with GSK. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments provided to wholesale customers for product they resell to specific healthcare providers on the basis of prices negotiated between the Company and the providers.

     The accounts receivable allowances include provisions for doubtful accounts, returns and price adjustments. Price adjustments include cash discounts, sales promotions and shelf-stock adjustments. Cash or terms discounts are given to customers that pay within a specified period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory the customer has on hand at the time of the price reduction.

     The Company will generally offer price protection for sales of new generic drugs for which it has a market exclusivity period. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for a shelf-stock adjustment to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. In addition, the Company may offer price protection with respect to existing products for which it anticipates significant price erosion through increases in competition.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have been granted United States Food and Drug Administration ("FDA") approval to market generic versions of megestrol acetate oral suspension, but, as of September 28, 2003, had not captured significant market share. Under its accounting policies, the Company did not record a price protection reserve for such product as of September 28, 2003. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent it deems necessary.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 4 - INVENTORIES, NET:
                                                         SEPT. 28,      DEC. 31,
                                                           2003           2002
                                                           ----           ----
    Raw materials and supplies                           $18,925        $17,400
    Work in process and finished goods                    39,617         34,191
                                                          ------         ------
                                                         $58,542        $51,591
                                                          ======         ======

     Included in selling, general and administrative expenses were shipping costs of $1,990 and $2,144, respectively, for the nine-month periods, and $641 and $807, respectively, for the three-month periods ended September 28, 2003 and September 30, 2002.

NOTE 5 - INTANGIBLE ASSETS, NET:                         SEPT. 28,     DEC. 31,
                                                           2003          2002
                                                           ----          ----
    BMS Asset Purchase Agreement, net of
      accumulated amortization of $2,646 and $1,393       $9,054       $10,307
    Product License fees, net of accumulated
      amortization of $715 and $0                          9,590         9,199
    Genpharm Distribution Agreement, net of
      accumulated amortization of $3,792 and $3,250        7,041         7,583
    Intellectual property, net of accumulated
      amortization of $1,022 and $451                      5,558         6,129
    Trademark licensed from BMS                            5,000             -
    Genpharm Profit Sharing Agreement, net of
      accumulated amortization of $1,283 and $26           1,217         2,474
                                                           -----         -----
                                                         $37,460       $35,692
                                                          ======        ======

     The Company recorded amortization expense related to intangible assets of $4,338 and $1,798, respectively, for the nine-month periods, and $1,881 and $767, respectively, for the three-month periods, ended September 28, 2003 and September 30, 2002. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $5,690 in 2003, $5,467 in 2004, $3,967 in 2005, $3,115 in 2006, $3,115 in 2007 and $8,445
thereafter. Intangible assets not being amortized were product license fees of $6,999 and a trademark licensed from BMS of $5,000 at September 28, 2003 and product license fees of $9,199 at December 31, 2002.

     The Company entered into an agreement with BMS and one of its affiliates, dated August 6, 2003, to license the "brand" name Megace(R) for use in respect of a potential new product currently in development. The product, if successfully developed, would be a line extension of the Company's megestrol oral suspension products. Pursuant to this agreement, the Company paid BMS $5,000 in August 2003, which was included in intangible assets on the Company's consolidated balance sheets. As part of this agreement, the Company is also providing BMS with funding of up to $2,000 to support the active promotion of the "brand" during the remainder of 2003 and throughout 2004 to help retain "brand" equity and awareness among physicians. In the third quarter 2003, the Company expensed $420 related to the sampling program, which has been included in selling, general and administrative expenses on the consolidated statements of operations.

     In January 1999, the Company and Genpharm, Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company receives a portion of the profits, as such term is defined in the agreement, generated from sales of omeprazole, the generic version of Astra Zeneca's ("Astra") Prilosec(R), and 15 other products sold under a separate agreement between Genpharm and an unaffiliated United States-based pharmaceutical company in exchange for a non-refundable fee of $2,500, included in intangible assets, net of accumulated amortization, on the Company's consolidated balance sheets. Pursuant to this agreement, the Company recorded other revenues of $14,490 and $1,702, respectively, in the nine- and three-month periods ended September 28, 2003 related to its share of Genpharm's omeprazole gross profits. Through early May 2003, Genpharm had received an initial 15% share of profits, as such term is defined in their agreement with Kremers Urban Development Co. ("KUDCo"), a subsidiary of Schwarz Pharma AG of Germany, with a subsequent reduction over time based on a number of factors. In fiscal year 2002, the Company had agreed

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

to reduce its share of Genpharm's profit derived from omeprazole pursuant to the Genpharm Profit Sharing Agreement from 30% to 25%. In December 2002, KUDCo launched omeprazole following a district court decision in which it prevailed, but before any decision was reached on appeal. Astra has appealed the district court's patent infringement decision. In the third quarter 2003, two generic competitors began selling forms of omeprazole that also compete with the prescription form of Prilosec(R), significantly reducing the Company's share of profits from omeprazole. The Company expects that the impact of this competition will continue to have an adverse effect on its revenues from omeprazole in future periods.

NOTE 6 - SHORT-TERM DEBT:

     In December 1996, Par entered into a Loan and Security Agreement (the "Loan Agreement") with General Electric Capital Corporation ("GECC"). The Loan Agreement, as amended in December 2002, provided Par with a revolving line of credit expiring in March 2005, pursuant to which Par was permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or
(ii) $30,000. As of September 28, 2003, no debt was outstanding under the Loan Agreement. The Company terminated the Loan Agreement in October 2003.

NOTE 7 - LONG-TERM DEBT:

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes ("convertible notes") in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial offering of $160,000 of convertible notes were sold on September 25, 2003 in a private, unregistered offering to "qualified institutional buyers", along with the subsequent exercise by the initial purchasers of such offering of their option to purchase an additional $40,000 of convertible notes. The transactions closed on September 30, 2003. Proceeds of $177,945 due to the Company are net of underwriting costs of $5,250 and the net payment for the call options and warrant transactions described below, and were recorded as a receivable due from convertible debt on the Company's consolidated balance sheets as of September 28, 2003. The convertible notes bear interest at an annual rate of 2.875% payable semi-annually on March 30 and September 30 of each year, with the first interest payment due on March 30, 2004. The convertible notes are convertible into the Company's common stock (the "Common Stock") at an initial conversion price of $88.76 per share, upon the occurrence of certain events. The convertible notes will mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the convertible notes prior to their maturity date.

     Concurrently with the sale of the convertible notes, the Company purchased call options on its Common Stock (the "purchased call options") designed to mitigate the potential dilution from conversion of the convertible notes. Under the terms of the purchased call options, the Company has the right to purchase from an affiliate of one of the initial purchasers (the "counterparty") at a purchase price of $88.76 per share the aggregate number of shares that the Company would be obligated to issue upon conversion of the convertible notes, which is a maximum of 2,253 shares. The Company also has the option to settle the purchased call options with the counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $88.76 per share. The cost of the purchased call options of $49,368 was recognized in additional paid-in-capital on the Company's consolidated balance sheets. The cost of the purchased call options was partially offset by the sale of warrants (the "sold warrants") to acquire shares of the Common Stock to the counterparty with whom the Company entered into the purchased call options. The sold warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share. The sold warrants may be settled, at the Company's option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $105.20 per share. The gross proceeds from the sale of the sold warrants of $32,563 were recognized in additional paid-in-capital on the Company's consolidated balance sheets. The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected if the convertible notes are converted at a time when the market price of the Common Stock exceeds $88.76 per share. If the market price of the Common Stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

would be dilution from the conversion of the convertible notes to the extent that the then market price per share of the Common Stock exceeds $105.20 at the time of conversion.

     The Company intends to use the net proceeds from the offering to support the expansion of its business, including increasing its research and development activities, entering into product license arrangements and possibly acquiring complementary businesses and products, and for general corporate purposes.

NOTE 8 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. At September 28, 2003, the Company had net current deferred income tax assets of $38,477 and net non-current deferred income tax assets of $14,277 compared to net current deferred income tax assets of $32,873 and net deferred income tax liabilities of $3,562 at December 31, 2002. Current deferred income tax assets of $36,265 and $32,873, respectively, at September 28, 2003 and December 31, 2002 consisted primarily of temporary differences related to accounts receivable reserves. In addition, the Company recorded current and non-current deferred income tax assets of $2,212 and $17,288, respectively, at September 28, 2003 for the tax benefit related to the purchased call options described above. Non-current deferred income tax liabilities of $3,011 and $3,562, at September 28, 2003 and December 31, 2002, respectively, were primarily related to a distribution agreement with Genpharm.

NOTE 9 - CHANGES IN SHAREHOLDERS' EQUITY:

     Changes in the Company's Common Stock and Additional Paid-in Capital accounts during the nine-month period ended September 28, 2003 were as follows:

                                                                  ADDITIONAL
                                                COMMON STOCK         PAID-IN
                                             SHARES      AMOUNT      CAPITAL

  Balance, December 31, 2002                 32,804        $328     $118,515
   Exercise of stock options                  1,115          11       22,921
   Sold warrants                                  -           -       32,563
   Purchased call options                         -           -      (49,368)
   Tax benefit from purchased call options        -           -       19,500
   Tax benefit from exercise of stock options     -           -       10,764
   Compensatory arrangements                      5           -        3,880
                                             ------         ---      -------
  Balance, September 28, 2003                33,924        $339     $158,775
                                             ======         ===      =======

NOTE 10 - RESEARCH AND DEVELOPMENT AGREEMENTS:

ADVANCIS PHARMACEUTICAL CORPORATION:
     Par entered into a licensing agreement (the "Advancis Licensing Agreement"), dated September 4, 2003, with Advancis Pharmaceutical Corporation ("Advancis"), a pharmaceutical company based in Germantown, Maryland, to market the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott Laboratories' ("Abbott") Biaxin XL(R). Pursuant to the Advancis Licensing Agreement, Advancis will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. Provided certain conditions in the Advancis Licensing Agreement are met, Par agreed to pay Advancis an aggregate amount of up to $6,000 based on the achievement of certain milestones contained in the agreement. An Abbreviated New Drug Application ("ANDA") for the product is expected to be submitted to the FDA in the near future. Pursuant to the Advancis Licensing Agreement, the Company has agreed to pay Advancis a certain percentage of the gross profits, as defined in the agreement, on all sales of the product if the product is successfully developed and introduced into the market.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 11 - DISTRIBUTION AND SUPPLY AGREEMENTS:

SMITHKLINE BEECHAM CORPORATION.
     In connection with the legal settlement referred to in Note 14 - "Commitments, Contingencies and Other Matters-Legal Proceedings", Par and GSK and certain of its affiliates entered into a license and supply agreement (the "GSK Supply Agreement"), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States and the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par's net sales of the product, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

PENTECH PHARMACEUTICALS, INC.:
     In November 2002, the Company amended its agreement (the "Supply and Marketing Agreement") with Pentech Pharmaceuticals, Inc. ("Pentech"), dated November 2001, to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, the Company was responsible for all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were to be fully creditable against future profit payments. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300 for fiscal year 2003, which were charged to research and development expenses as they were incurred. Pursuant to the Supply and Marketing Agreement, the Company agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. In October 2003, the Company reached an agreement in principle with Pentech further amending the Supply and Marketing Agreement concerning the profit split percentages, reimbursement of research and development expenses and sharing of legal expenses related to paroxetine.

NOTE 12 - EARNINGS PER SHARE:

     The Company had outstanding stock options of 4,166 and 1,877 at the end of the nine-month periods and 3,860 and 1,991 at the end of the three-month periods ended September 28, 2003 and September 30, 2002, respectively, that were included in the computation of its diluted earnings per share because the exercise prices were lower than the average market price of the Common Stock during the respective periods. Outstanding options of 40 and 2,108 at the end of the nine-month periods ended September 28, 2003 and September 30, 2002 and 2,089 at the end of the three-month period ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock during the respective periods. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                               NINE MONTHS ENDED          THREE MONTHS ENDED
                                             SEPT. 28,    SEPT. 30,     SEPT. 28,    SEPT. 30,
                                               2003         2002          2003         2002
                                               ----         ----          ----         ----
Net income                                    $84,321     $60,783        $38,742     $19,643

BASIC:
Weighted average number of common
  shares outstanding                           33,269      32,194         33,758      32,476

Net income per share of common stock            $2.53       $1.89          $1.15        $.60
                                                 ====        ====           ====         ===
ASSUMING DILUTION:
Weighted average number of common
  shares outstanding                           33,269      32,194         33,758      32,476
Effect of dilutive options                      1,099         768          1,246         676
                                                -----         ---          -----         ---
Weighted average number of common and common
   equivalent shares outstanding               34,368      32,962         35,004      33,152

Net income per share of common stock            $2.45       $1.84          $1.11        $.59
                                                 ====        ====           ====         ===

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has completed its evaluation of the impact of the adoption of this statement and determined it will not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation Number ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. The Company has evaluated the impact of the adoption of FIN 46, and does not believe it will have a material impact on its consolidated financial position or results of operations.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

LEGAL PROCEEDINGS:
     On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Company has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations ("RICO") Act, common law fraud and obtaining funds by false statements), related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' fees and experts' fees, and costs. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with any certainty at this time the outcome or the effect on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations or business.

     In October 2003, Apotex Inc. filed a complaint against Par in the federal district court in the Eastern District of Pennsylvania alleging violations of state and federal antitrust laws as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par intends to file a motion to dismiss the action in its entirety in December 2003 and to otherwise defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware, after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product will compete with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of its four patents relating to megestrol acetate oral suspension and moved to dismiss the action with respect to the other three patents for lack of subject matter jurisdiction. The Company intends to aggressively pursue its counterclaim against Teva USA and defend vigorously the lawsuit. A trial date has been scheduled by the court for April 2005.

     On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine hydrochloride. Pentech had granted Par rights under Pentech's ANDA for paroxetine hydrochloride capsules. Pursuant to the settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par has denied any wrongdoing in connection with the Asahi antitrust action and filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. The only remaining claim in this action involving Par is a state law contract claim relating to the payment of certain attorneys' fees to Asahi Glass in connection with the prior lawsuit. Par intends to defend vigorously this lawsuit and may assert counterclaims against Asahi Glass and claims against third parties.

     In February 2003, Abbott Laboratories, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes on one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity.

     Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company, or, collectively, Pharmacia, and the Trustees of Columbia University in the City of New York, or Columbia, filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia are seeking an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. Discovery in the case has now been completed and a pretrial conference has been scheduled for November 12, 2003. A trial date has not been set. Par intends to defend vigorously against the claims and to pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of this litigation with any certainty.

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

     The Company and/or Par is a party in certain other litigation matters, including product liability and patent actions, and the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

OTHER MATTERS:
     In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee has requested certain pricing and other information, which the company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. Because the investigation has only recently begun, it is premature to speculate what action, if any, the federal government may take and what impact such action could have on our business, prospects or financial condition.

     On July 15, 2003, the Company announced that two additional patents relating to megestrol acetate oral suspension have been issued to it by the U.S. Patent Office. The Patent Office has issued U.S. Patent Nos. 6,593,318 and 6,593,320 to the Company. The Company presently holds four patents relating to megestrol oral suspension. The first two patents, U.S. Patent No. 6,028,065 and U.S. Patent No. 6,268,356, were issued on February 22, 2000 and July 31, 2001, respectively.

     The Company's chairman, president and chief executive officer, Kenneth I. Sawyer, has retired, effective July 2003, and resigned from the board, effective September 2003. Mr. Sawyer will be available to consult with the Company. The Company recorded a charge of $3,712, included in selling, general and administrative expenses on the consolidated statements of operations, in 2003

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

for Mr.  Sawyer's  retirement  package,  consisting of expenses for  accelerated stock options, a severance payment, the remainder of his 2003 salary and benefits. In September 2003, the Company's board of directors elected Mark Auerbach to the position of executive chairman of the Company's board of directors and Scott Tarriff to the positions of president and chief executive officer of the Company, effective immediately. Mr. Tarriff and Arie L. Gutman, Ph.D., President and Chief Executive Officer of the Company's FineTech subsidiary, both report to Mr. Auerbach.

      In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation. High Rapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through September 28, 2003, the Company had invested $1,199. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment is expensed as incurred and included in other expense on the consolidated statements of operations. As of September 28, 2003, the Company held approximately 40% of the outstanding common stock of HighRapids, and it has the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. HighRapids has provided and is currently providing certain software services to the Company.

      The Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") entered into a license and distribution agreement under which the Company has agreed to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's ("Schering's") Rebetol(R), which is indicated for the treatment of chronic hepatitis, following its approval by the FDA. In February 2003, Three Rivers reached a settlement with Schering in a patent litigation case involving Rebetol(R) brand ribavirin. Under the terms of the settlement, Schering provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania.

      On July 16, 2003, the Company announced that the United States District Court for the Central District of California had granted summary judgment of non-infringement regarding ribavirin to Three Rivers. The district court determined that the Three Rivers' product does not infringe any of three patents asserted by ICN Pharmaceuticals Inc. ("ICN") in the litigation. Par has exclusive marketing rights for the Three Rivers' ribavirin product. Three Rivers had earlier reached a settlement of its patent litigation with Schering Plough Pharmaceuticals, so this decision appears to resolve the remaining ongoing patent barriers to FDA approval of the ANDA filed by Three Rivers. The timing of Par's launch of this product is uncertain at this time. Three Rivers has not obtained FDA approval of the ANDA, and the FDA has not made a determination of whether a generic 180-day exclusivity period will be awarded solely to a generic competitor involved in the lawsuit or Three Rivers jointly with one or both of the other two generic competitors involved in the lawsuit. The patent holder, ICN, has appealed the court decision.

NOTE 15 - SUBSEQUENT EVENTS:

      In October 2003, the Company purchased 1,000 shares of common stock of Advancis in its initial public offering of 6,000 shares on October 16, 2003. The purchase price was $10 per share and the transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4% of the outstanding common stock of Advancis. Advancis' focus is on developing and commercializing pulsatile drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. Unlike immediate release antibiotics, Advancis' antibiotics are delivered in three to five sequential pulses within the first six to eight hours following initial dosing. As referred to in Note 10 - "Research and Development Agreements", Par and Advancis have a

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

licensing agreement providing Par the marketing rights to the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R).

     In October 2003, the Company terminated its revolving line of credit with GECC. The Company also paid the remaining outstanding balance on its industrial revenue bond in October 2003 and, accordingly, reclassified the proceeds from the unexpended industrial revenue bond to other current assets and the related long-term portion of the debt to the current portion of the long-term debt on the Company's consolidated balance sheets at September 28, 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED, LICENSED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "COULD," "ONGOING," "EXPECTS," "BELIEVES" OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON
COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS IN ABSORBING ACQUISITIONS,
(ix) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (x) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS
INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO ANY APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

RESULTS OF OPERATIONS

GENERAL

      The Company's net income increased $23,538 to $84,321 for the nine-month period ended September 28, 2003 from $60,783 for the nine-month period ended September 30, 2002. Total nine-month revenues of $438,908 in 2003 increased $156,408 from $282,500 in the corresponding period of fiscal year 2002, primarily due to the September 2003 introduction of paroxetine (Paxil(R)) in the United States through a distribution agreement with GSK, additional net sales of new products introduced following the end of the second quarter 2002 and other revenues from a profit sharing agreement with Genpharm related to omeprazole (Prilosec(R)). The revenue growth produced higher gross margin, which increased $68,557 to $201,199 in the most recent nine months, from $132,642 in the corresponding nine-month period of 2002. In addition, the Company continued to invest in its research and development activities. Spending on research and development of $17,908 for the first nine months of 2003 increased 69% from $10,590 for the corresponding nine-month period of 2002. Selling, general and administrative costs of $44,246 for the current nine-month period increased $16,789 from the corresponding period of the prior year, primarily due to a charge of $3,712 in 2003 related to a retirement package for the Company's former chairman, president and chief executive officer, higher legal fees, insurance costs and expenses that the Company believes are required to support its growth, including expenses related to assessments of information systems, additional facilities, personnel and strategic analysis. Fiscal year 2002 results included income from settlements of $9,051 related to the Company's termination of its litigation with BMS and acquisition termination charges of $4,254 in connection with its termination of negotiations with International Specialty Products ("ISP") related to the Company's purchase of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio.

      The Company's net income of $38,742 for the third quarter ended September 28, 2003 increased $19,099 from $19,643 for the third quarter ended September 30, 2002, due principally to the revenue growth from paroxetine and, to a lesser extent, increased sales of certain existing products. Revenues of $216,635 and gross margins of $84,926 for the third quarter 2003 increased $116,398 and $37,974, respectively, from the prior year's third quarter revenues and gross margins. The Company's research and development spending for the most recent quarter of $6,788 rose 86% from such expenses incurred in the corresponding quarter of 2002. Selling, general and administrative costs increased $3,047 to $14,141 in the third quarter 2003 from $11,094 in the corresponding quarter of the prior year due primarily to higher costs for insurance, marketing and additional costs required to support the Company's growth.

      In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 24 ANDAs (four of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of net sales or the gross profits on net sales of products covered by its distribution agreements to its strategic partners. Generally, products that the Company develops internally, and therefore without the requirement to share product profits with any strategic partners, contribute higher gross margins than products covered under its distribution agreements.

      In September 2003, the Company began selling paroxetine, the generic version of GSK's Paxil(R), in the United States. The Company obtained the rights to this product in connection with a litigation settlement between the Company, GSK and certain of its affiliates and Pentech. The litigation and the settlement did not involve Paxil CR(TM). As a result of the settlement, Par and GSK entered into the GSK Supply Agreement, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States and Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par's net sales of the product, as defined in the agreement. In addition, the Company pays Pentech a percentage of the gross profits, as defined in their agreement, on Par's net sales of the product.

      In July 2001 and August 2001, the FDA granted approvals for three ANDA submissions, one each by Par, Dr. Reddy's Laboratories Ltd. ("Reddy") and Alphapharm Pty Ltd., an Australian subsidiary of Merck KGaA, for megestrol acetate oral suspension, fluoxetine 40 mg capsules and fluoxetine 10 mg and 20 mg tablets, respectively, which, as first-to-file opportunities, entitled the Company to 180-day marketing exclusivity periods for the products. The Company began marketing megestrol acetate oral suspension, which is not subject to any profit sharing agreement, in July 2001. In August 2001, the Company began marketing fluoxetine 40 mg capsules under a distribution agreement with Reddy and fluoxetine 10 mg and 20 mg tablets under a distribution agreement with Genpharm. Generic competitors of the Company received 180-day marketing exclusivity periods for the generic version of fluoxetine 10 mg and 20 mg capsules, which the Company began selling in the first quarter of 2002 following the expiration of such other parties' exclusivity periods. As the Company expected, additional generic competitors, with products comparable to all three strengths of its fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing that the Company had received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Despite FDA approvals for two competing generic megestrol acetate oral suspension products received in the first quarter of 2002 and the second quarter of 2003, the Company still maintained a significant share of the market for this product as of September 28, 2003. Although megestrol oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance, the growth of the Company's product line through new product introductions has somewhat reduced the Company's reliance on these products.

      Critical to the continued growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate significant gross margins. The Company, through its internal development program and strategic alliances and relationships, is committed to developing new products that have limited competition and longer product life cycles. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest significantly in its internal research and development efforts while, at the same time, seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties. No assurance can be given that the Company will obtain or develop any additional products for sale or, even if developed, that they will be commercially viable. In order to secure financing to execute these strategies, the Company obtained additional funds through the issuance of convertible debt in September 2003. Execution of these strategies could also require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

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

REVENUES

      Total revenues of $438,908 for the nine-month period ended September 28, 2003 increased $156,408, or 55%, from $282,500 for the nine-month period ended September 30, 2002. The revenue growth for the first nine months of the year was driven largely by the September 2003 introduction of paroxetine in the United States, sold through the GSK Supply Agreement, which totaled $96,344. Additionally, net sales of new products, including tizanidine (Zanaflex(R)), introduced in July 2002 and sold under a distribution agreement with Reddy, torsemide (Demadex(R)) and minocycline (Minocin(R)), introduced in the second quarter 2003, and revenues of $14,490 from a profit sharing agreement with Genpharm related to omeprazole (Prilosec(R)), contributed to the strong revenue growth in 2003. Net sales of fluoxetine and megestrol acetate oral suspension were $70,620 and $65,020, respectively, for the most recent nine months compared to $68,381 and $62,709 for the corresponding period in 2002. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 64% and 59%, respectively, of the Company's total revenues in the first nine months of 2003 and 2002. The Company is substantially dependent upon distributed products for its overall sales and, as the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by suppliers to meet expected demand could adversely affect the Company's future sales.

      Third quarter 2003 revenues of $216,635 increased $116,398, or 116%, from $100,237 for the corresponding quarter of 2002, primarily due to sales of paroxetine and, to a lesser extent, increased sales of certain existing products, including fluoxetine and megestrol acetate oral suspension, and the introduction of other new products throughout the year. Due primarily to the paroxetine product launch during the quarter, net sales of distributed products increased to represent approximately 76% of the Company's total revenues for the third quarter 2003 compared to approximately 62% of total revenues for the corresponding quarter of 2002.

      While it is not possible to predict with accuracy future sales of paroxetine, the Company believes that fourth quarter 2003 sales could approach third quarter 2003 sales levels, subject to certain market uncertainties. The market uncertainties include the possibility of additional generic competitors entering the market and the ability of GSK, under the GSK Supply Agreement, to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

      Pursuant to the Genpharm Profit Sharing Agreement, the Company receives a portion of the profits, as defined in the agreement, generated from KUDCo's sale of omeprazole. In December 2002, KUDCo launched omeprazole following a district court decision in which it prevailed, but before any decision had been reached on appeal. Astra has appealed the district court's patent infringement decision. In the third quarter 2003, two generic competitors began selling forms of omeprazole that also compete with the prescription form of Prilosec(R), significantly reducing the Company's share of profits from omeprazole to $1,702 for such quarter. The Company expects that the impact of this competition will continue to have an adverse affect on its revenues from omeprazole in future periods.

      The Company's exclusivity period for fluoxetine expired in late-January 2002. As a result of generic competition beginning in the first quarter of 2002, the sales price for fluoxetine has substantially declined from the price that the Company had charged during the exclusivity period. Accordingly, the Company's sales and gross margins generated by fluoxetine following the expiration of the exclusivity period have been, and will continue to be, adversely affected.

      The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. Two generic competitors have been granted FDA approval to market generic versions of megestrol acetate oral suspension, but, as of September 28, 2003, had not captured significant market share. At this time, the Company cannot accurately predict the effect of the generic competition on future periods; however, the Company believes that megestrol acetate oral suspension will be a significant sales and gross margin contributor for the remainder of fiscal year 2003 and beyond, despite the competition. In accordance with its accounting policies, the Company did not record a price protection reserve for megestrol acetate oral suspension as of September 28, 2003. The Company will continue to evaluate the effect of competition and will record a price protection reserve when, if and to the extent it deems necessary.

GROSS MARGIN

      The Company's gross margin of $201,199 (46% of total revenues) for the first nine months of fiscal year 2003 increased $68,557 from $132,642 (47% of total revenues) for the corresponding period of fiscal year 2002. The gross margin increase was achieved primarily as a result of additional contributions from sales of new products, as described above, and the additional revenues from omeprazole pursuant to the Genpharm Profit Sharing Agreement.

      In the  nine-month  period ended  September  28, 2003,  lower gross margin contributions from fluoxetine 10 mg and 20 mg, which are subject to profit sharing agreements with Genpharm, were more than offset by a higher margin contribution from fluoxetine 40 mg due to an increase in the Company's profit sharing percentage under its agreement with Reddy following the end of the Company's exclusivity period. As discussed above, additional generic manufacturers introduced and began marketing comparable fluoxetine products following the expiration of the Company's exclusivity period in January 2002, adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths. The Company's gross margin for megestrol acetate oral suspension could also decline when, and as, additional manufacturers introduce and market comparable generic products. Megestrol acetate oral suspension contributed approximately $53,418 in gross margin for the first nine months of 2003 compared to $51,517 for the corresponding period of 2002.

      The gross margin for the third quarter of 2003 of $84,926 (39% of total revenues) increased $37,974 compared to $46,952 (47% of total revenues) in the corresponding quarter of the prior year. Additional gross margin contributions from paroxetine and certain existing products generated the higher gross margin dollars in the third quarter of 2003. The lower gross margin percentage principally reflects the effect of paroxetine, which, after profit splits with GSK and Pentech, had a lower gross margin percentage than the Company's other significant products.

      Inventory write-offs were $2,022 and $705 for the nine-month and three-month periods ended September 28, 2003, respectively, compared to $3,085 and $343, respectively, for the corresponding periods of the prior year. The higher nine-month write-offs in 2002 included the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The inventory write-offs, taken in the normal course of business, were related primarily to work in process inventory not meeting the Company's quality control standards and the disposal of finished products due to short shelf lives.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

      Research and development expenses of $17,908 for the nine months ended September 28, 2003 increased $7,318, or 69%, from $10,590 for the nine months ended September 30, 2002. The higher expenses were primarily attributable to biostudies, including the Company's share of Genpharm's biostudy costs for products covered under their distribution agreements. In addition, higher costs were incurred for raw material, personnel, development work done for the Company by third parties and work done by SVC Pharma, the Company's joint venture partnership.

      Research and development expenses increased $3,135 for the third quarter of 2003 to $6,788 from $3,653 for the corresponding quarter of 2002. The increase was primarily attributable to increased biostudy activity and, to a lesser extent, the additional expenses of SVC Pharma and higher spending on development work done by third parties and raw materials.

      Although there can be such no assurance, the Company expects its total annual research and development expenses for fiscal year 2003 to exceed the total for fiscal year 2002 by approximately 30% to 40%. The increase is expected as a result of increased internal development activity, projects with third parties and research and development joint venture activity.

      The Company currently has ten ANDAs for potential products (one tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company has in process or expects to commence biostudies for at least six additional products prior to the end of fiscal year 2003. In fiscal year 2004, the Company expects that at least ten of the products in active development will be the subjects of biostudies throughout the year.

      The Company and Genpharm have entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products, submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par will serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered by this Agreement. Currently, there are three ANDAs for potential products that are covered by the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing one product and receiving a royalty on another product covered under the Genpharm 11 Product Agreement.

      The Company and Genpharm have also entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are six ANDAs for potential products (three tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement.

      Genpharm and the Company share the costs of developing products covered under an agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000. The Company is currently marketing two products under the Genpharm Additional Product Agreement.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative costs of $44,246 (10% of total revenues) for the nine months ended September 28, 2003 increased $16,789 from $27,457 (10% of total revenues) for the corresponding period of last year. The increase in 2003 was primarily attributable to a charge of $3,712 related to a retirement package for the Company's former chairman, president and chief executive officer, higher product liability and directors and officers insurance costs of $3,693 and legal fees associated with potential new product launches of $1,268. In addition, the Company incurred increased expenses it believes are necessary to support the Company's growth, including costs for additional personnel of $2,916, corporate strategic planning of $1,061, additional warehouse and administrative office facilities of $824, information system assessments of $678 and accounting fees of $507. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of common carriers or an external distribution service. Shipping costs of $1,990 in the first nine months of 2003 approximated costs of $2,144 in the corresponding period of the prior year. The Company anticipates that it will continue to incur a high level of legal expenses related to the costs of litigation connected with potential new product introductions (see "Notes to Consolidated Financial Statements-Note 14- Commitments, Contingencies and Other Matters-Legal Proceedings"). Selling, general and administrative costs are expected to continue to increase over the remainder of 2003 in absolute dollars but not as a percentage of sales.

      The Company's former chairman, president and chief executive officer, Kenneth I. Sawyer, retired, effective July 2003, and resigned from the board, effective September 2003 and will continue to be available to consult with the Company. A one-time charge of $3,712 associated with Mr. Sawyer's retirement package was recorded in 2003. The retirement package consists of expenses for accelerated stock options, a severance payment and the remainder of his 2003 salary and benefits.

      Selling, general and administrative costs of $14,141 (7% of total revenues) for the third quarter of 2003 increased $3,047 from $11,094 (11% of total revenues) for the corresponding quarter of last year. The increased costs in the third quarter 2003 consisted of higher costs for product liability insurance, marketing, personnel and information system assessments. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of common carriers or an external distribution service. Shipping costs were $641 in the third quarter 2003 compared to costs of $807 in the corresponding quarter of 2002.

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

ACQUISITION TERMINATION CHARGES

      On March 15,  2002,  the  Company  terminated  its  negotiations  with ISP related to the Company's purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred following the announcement of the proposed transaction. Pursuant to the termination of negotiations, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred $1,254 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statements of operations.

OTHER EXPENSE

      Other expense for the nine- and three-month periods ended September 28, 2003 of $145 and $101, respectively, decreased from $238 and $136, respectively, for the corresponding periods of 2002. Included in other expense in all covered periods was the Company's investment in High Rapids, which was partially offset by net rental income from the Company's Congers facility. Other expenses in the nine-month period of the prior year also included those related to the withdrawal of the Company's shelf registration statement that were recorded in the second quarter of 2002.

INTEREST INCOME

      Net interest income of $474 and $141, respectively, for the nine- and three-month periods ended September 28, 2003 and $490 and $109, respectively, for the corresponding periods of 2002 was primarily derived from money market and other short-term investments.

INCOME TAXES

      The Company recorded provisions for income taxes of $55,053 and $25,295, respectively, and $38,861 and $12,559, respectively, for the nine- and three-month periods ended September 28, 2003 and September 30, 2002 based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Note 8 - Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

      The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of $157,529 at September 28, 2003 increased $92,408 from $65,121 at December 31, 2002, primarily due to cash provided by operations and, to a lesser extent, proceeds from the issuance of shares of the Company's common stock, primarily from the exercise of stock options. The Company invested $16,720 in capital improvements during the first nine months of

2003, primarily for the expansion of its laboratories in Spring Valley, New York, its administrative offices in Woodcliff Lake, New Jersey and its warehouse facilities in Montebello, New York. In addition, the Company purchased new production machinery for its packaging lines and made improvements in its information technology. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments. Working capital, which includes cash and cash equivalents, of $421,069 at September 28, 2003 increased $284,764 from $136,305 at December 31, 2002, primarily from a receivable due from its convertible debt net proceeds and increases in the Company's cash position and accounts receivable partially offset by higher payables due to GSK and payments due for income taxes. The working capital ratio of 3.14x at September 28, 2003 improved from such ratio of 2.83x at December 31, 2002.

      In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of $177,945 due to the Company in October 2003 are net of underwriting costs of $5,250 and the net payment for the call option and warrant transactions described earlier, and were recorded as a receivable due from convertible debt on the consolidated balance sheets at September 28, 2003. The Company intends to use the proceeds to support the expansion of its business, including increasing its research and development activities, entering into product license arrangements and possibly acquiring complementary businesses and products, and for general corporate purposes (see "Notes to Consolidated Financial Statements-Note 7-Long-Term Debt").

      A summary of the Company's material contractual obligations and commercial commitments as of September 28, 2003 are as follows:

                                                      AMOUNTS DUE BY PERIOD
                                 TOTAL      OCT-DEC    2004 TO    2007 TO   2009 AND
  OBLIGATION                 OBLIGATION      2003        2006       2008   THEREAFTER
  ----------                 ----------      ----        ----       ----   ----------
  Operating leases              $18,985      $745      $7,897     $4,278     $6,065
  Industrial revenue bond         1,728     1,728           -          -
  Other                              78        29          49          -          -
                                     --        --          --          -   --------

  Total obligations             $20,791    $2,502      $7,946     $4,278     $6,065
                                 ======     =====       =====      =====      =====

      In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds or has commitments with several non-affiliated companies for products in various stages of development. These types of payments or commitments are generally dependent on a third party achieving certain milestones or the timing of third party research and development or legal expenses. Due to the uncertainty of the timing or realization of such commitments, these obligations are not included in the table above; however, agreements that contain such commitments that the Company believes are material are described below. Payments made pursuant to these agreements are either capitalized or expensed according to the Company's accounting policies.

      The Company entered into the Advancis Licensing Agreement, dated September 4, 2003, with Advancis to market the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R), which, according to the Company's market research, achieved U.S. sales of approximately $280 million during the 12 months ended September 2003. Pursuant to the Advancis Licensing Agreement, Advancis will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. If certain provisions in the Advancis Licensing Agreement are met, Par has agreed to pay Advancis an aggregate amount of up to $6,000 based on the achievement of certain milestones contained in the Agreement. An ANDA for the product is expected to be submitted to the FDA in the near future. Pursuant to the Advancis Licensing Agreement, the Company agreed to pay Advancis a certain percentage of the gross profits, as defined in the Agreement, on all sales of the product if the product is successfully developed and introduced into the market.

      In October 2003, the Company purchased 1,000 shares of common stock of Advancis in an initial public offering on October 16, 2003. The purchase price was $10 per share and the transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4 % of the outstanding common stock of Advancis ( see "Subsequent Events").

      The Company entered into an agreement with BMS, dated August 6, 2003, to license the "brand" name Megace(R) to be used for a potential new product currently in development. The product, if successfully developed, would be a line extension of the Company's megestrol oral suspension products. Pursuant to this agreement, the Company paid BMS $5,000 in August 2003, which was included in intangible assets on the Company's consolidated balance sheets. As part of this agreement, the Company is also providing BMS with funding of up to $2,000 to support the active promotion of the "brand" during the remainder of 2003 and throughout 2004 to help retain "brand" equity and awareness among physicians. In the third quarter 2003, the Company expensed $420 related to the sampling program, which was included in selling, general and administrative expenses on the consolidated statements of operations.

      The Company and Nortec Development Associates, Inc. (a Glatt company) ("Nortec") had entered into a binding agreement in principle, dated March 3, 2003, which was subject to final negotiation and execution of a definitive agreement in which the two companies agreed to develop additional products that are not part of the two previous agreements between the Company and Nortec. The execution of the definitive agreement was completed on October 22, 2003. During the first two years of the agreement , Par will be obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $500 has already been paid and an additional $500 was paid in October 2003. On or before October 15, 2005, the Company will have the option to either
(i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that the Company shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000.

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

      In November 2002, the Company amended its Supply and Marketing Agreement, dated November 2001, with Pentech to market paroxetine hydrochloride capsules. Pursuant to the Supply and Marketing Agreement, the Company was responsible for all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were fully creditable against future profit payments. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300 for fiscal year 2003, which were charged to research and development expenses as they were incurred. In the first nine months of 2003, the Company incurred $896 in research and development costs pursuant to the Supply and Marketing Agreement. In October 2003, the Company reached an agreement in principle with Pentech further amending the Supply and Marketing Agreement concerning profit split percentages, reimbursement of research and development expenses and sharing of legal expenses related to paroxetine.

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

      As of September 28, 2003, the Company had payables owed to distribution agreement partners of $84,269, related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK on paroxetine. The Company expects to pay these amounts out of its working capital during the fourth quarter of 2003.

      In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through September 28, 2003, the Company had invested $1,199 of its potential investment. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the Company's consolidated statements of operations (see "Notes to Consolidated Financial Statements-Note 14-Commitments, Contingencies and Other Matters-Other Matters").

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

      The Company expects to continue to fund its operations, including research and development activities, capital projects, and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital, including the proceeds from the issuance of its convertible debt. The Company expects its capital spending to continue to increase over the remainder of fiscal year 2003, due to the expansion of its laboratories and initiatives related to improvements to its information systems. Although there can be no such assurance, the Company anticipates it will continue to introduce new products and attempt to increase sales of certain existing products, in an effort to offset the loss of sales and any erosion of gross margins from competition on any of its significant products. In addition to expected new product introductions, the Company plans to continue to invest in its internal research and development efforts while, at the same time, seeking acquisitions of complementary products and businesses, additional first-to-file opportunities, vertical integration with raw material suppliers and unique dosage forms and strengths to differentiate its products in the marketplace. The Company also seeks to reduce the overall impact of its top selling products by adding additional products through new and existing distribution agreements. In order to secure financing to execute these strategies, the Company obtained additional funds through the issuance of convertible debt in September 2003. Execution of these strategies could also require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

FINANCING

      At September 28, 2003, the Company's total outstanding long-term debt, including the current portion, amounted to $201,807. The amount consisted primarily of senior subordinated convertible notes, an industrial revenue bond and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875% payable semi-annually on March 30 and September 30 of each year, with the first payment due on March 30, 2004. The notes are convertible into the Company's Common Stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. The notes will mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes anytime prior to their maturity date.

      The Company has altered its plans to move a portion of FineTech's operation, including personnel and technological resources to a laboratory facility in Rhode Island and, in October 2003, paid the remaining balance on the industrial revenue bond that was to be used for this operation.

      In December 1996, Par entered into the Loan Agreement with GECC. The Loan Agreement, as amended in December 2002, provided Par with a revolving line of credit expiring in March 2005, pursuant to which Par was permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or
(ii) $30,000. As of September 28, 2003, no debt was outstanding under the Loan Agreement. The Company terminated the Loan Agreement in October 2003.

SUBSEQUENT EVENTS

      In October 2003, the Company purchased 1,000 shares of common stock of Advancis in its initial public offering on October 16, 2003. The purchase price was $10 per share and the transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4% of the outstanding common stock of Advancis. Advancis' focus is on developing and commercializing pulsatile drug products that fulfill substantial unmet medical needs in the treatment of infectious disease. Unlike immediate release antibiotics, Advancis' antibiotics are delivered in three to five sequential pulses within the first six to eight hours following initial dosing. The Company and Advancis have a licensing agreement providing Par the marketing rights to the antibiotic Clarithromycin XL . Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R).

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

                        ITEM 4. CONTROLS AND PROCEDURES.

      Based on the evaluations by the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effectively designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There has not been any change during the three months ended September 28, 2003 in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------  -----------------

      On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Company has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorney's fees. In addition, on September 25, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations ("RICO") Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' fees and experts' fees, and cost. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with any certainty at this time the outcome or the effect on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations or business.

      In October 2003, Apotex Inc. filed a complaint against Par in the federal district court in the Eastern District of Pennsylvania alleging violations of state and federal antitrust laws relating as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par intends to file a motion to dismiss the action in its entirety in December 2003 and to otherwise defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

      In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware, after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product will compete with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of its four patents relating to megestrol acetate oral suspension and moved to dismiss the action with the respect to the other three patents for lack of subject matter jurisdiction. The Company intends to aggressively pursue its counterclaim against Teva USA and defend vigorously the lawsuit. A trial date has been scheduled by the court for April 2005.

      On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine hydrochloride, the generic version of GSK's anti-depressant Paxil(R). Pentech had granted Par rights under Pentech's ANDA for paroxetine hydrochloride capsules. Pursuant to the settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine hydrochloride immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. Par has also been granted the right under the settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) becomes available in the United States. Par has denied any wrongdoing in connection with the Asahi antitrust action and filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. The only remaining claim in this action involving Par is a state law contract claim relating to the payment of certain attorneys' fees to Asahi Glass in connection with the prior lawsuit. Par intends to defend vigorously this lawsuit and may assert counterclaims against Asahi Glass and claims against third parties.

      In February 2003, Abbott Laboratories, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes on one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity.

      Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic product. Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company, or, collectively, Pharmacia, and the Trustees of Columbia University in the City of New York, or Columbia, filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia are seeking an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. Discovery in the case has now been completed and a pretrial conference has been scheduled for November 12, 2003. A trial date has not been set. Par intends to defend vigorously against the claims and to pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of this litigation with any certainty.

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

      The Company and/or Par is a party in certain other litigation matters, including product liability and patent actions, and the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

ITEM 5. OTHER INFORMATION.
------  -----------------

      In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee has requested certain pricing and other information, which the company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. Because the investigation has only recently begun, it is premature to speculate what action, if any, the federal government may take and what impact such action could have on our business, prospects or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------  --------------------------------

      (a) Exhibits:

      10.50 License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc.*

      10.51 Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc.*

      31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

      31.2 Certification by the Chief Financial Officer pursuant to pursuant to Rule 13a-14(a) of the Exchange Act.

      32.1 Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               *Certain portions of these exhibits have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

      (b) Reports on Form 8-K:

          On September 29, 2003, September 25, 2003 and September 24, 2003, the Company filed Current Reports on Form 8-K.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PHARMACEUTICAL RESOURCES, INC.
------------------------------
                                          (Registrant)




November 12, 2003                         /s/ SCOTT L. TARRIFF
                                          ---------------------
                                          Scott L. Tarriff
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




November 12, 2003                         /s/ DENNIS J. O'CONNOR
                                          -----------------------
                                          Dennis J. O'Connor
                                          VICE PRESIDENT; CHIEF FINANCIAL
                                            OFFICER AND SECRETARY
                                          (Principal Accounting and Financial
                                            Officer)

                                  EXHIBIT INDEX
                                  -------------

   Exhibit Number                         Description
   --------------                         -----------

      10.50 License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc.*

      10.51 Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc.*

      31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

      31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

      32.1 Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               * Certain portions of these exhibits have been omitted and have been filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.