Form 10-K
period 2003-12-31
PHARMACEUTICAL RESOURCES INC
filed 2004-03-15
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:

          TITLE OF CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, $.01 par value            The New York Stock Exchange, Inc.
   ----------------------------            ---------------------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days: Yes  X     No
                                                              ---       ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated  filer (as
        defined in Rule 12b-2 of the Exchange Act):  Yes  X     No
                                                         ---       ---

      The aggregate market value of the common equity held by non-affiliates of the Registrant was $1,626,398,410 as of June 29, 2003 (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant were "affiliates").


          Number of shares of the Registrant's common stock outstanding as of March 10, 2004: 34,992,488

Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2003.

                                TABLE OF CONTENTS
                         PHARMACEUTICAL RESOURCES, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003

                                                                            PAGE
                                                                            ----
PART I

Item 1     Business............................................................3

Item 2     Properties.........................................................14

Item 3     Legal Proceedings..................................................15

Item 4     Submission of Matters to a Vote of Security Holders................17

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................18

Item 6     Selected Financial Data............................................19

Item 7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................20

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........34

Item 8     Consolidated Financial Statements and Supplementary Data...........34

Item 9     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................34

Item 9A    Controls and Procedures............................................35

PART III

Item 10    Directors and Executive Officers of Registrant.....................36

Item 11    Executive Compensation.............................................36

Item 12    Security Ownership of Certain Beneficial Owners and Management.....36

Item 13    Certain Relationships and Related Transactions.....................36

Item 14    Principal Accountant Fees and Services.............................36

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K....37

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS.
-------  ---------

GENERAL

      Pharmaceutical Resources, Inc. (the "Company" or "PRX") is a Delaware holding company that, principally through its wholly owned subsidiary, Par
Pharmaceutical, Inc. ("Par"), is in the business of manufacturing and distributing generic drugs in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly owned subsidiary, FineTech Laboratories, Ltd. ("FineTech") based in Haifa, Israel. The Company also sells a limited number of mature brand name drugs through an agreement between Par and Bristol-Myers Squibb Company ("BMS"). Effective as of June 24, 2003, the Company changed its state of incorporation from New Jersey to Delaware. The Company's principal executive offices are located at One Ram Ridge Road, Spring Valley, New York 10977, and its telephone number is (845) 425-7100. Additional information concerning the Company can be found on the Company's website at WWW.PARPHARM.COM. The Company makes its electronic filings with the United States Securities and Exchange Commission (the "Commission"), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available through its website, free of charge, as soon as practicable after it files or furnishes them with the Commission. Information on the website is not part of this Form 10-K.

      Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding brand name drug. Generic drugs must meet the same governmental standards as brand name drugs, but they are generally sold at prices below those of the corresponding brand name drugs. Generic drugs provide a cost-effective alternative for consumers, while maintaining the safety and effectiveness of the brand name pharmaceutical product.

      The Company's product line comprises prescription generic drugs consisting of 170 products representing various dosage strengths for 71 separate drugs. The Company's products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule). In addition, the Company markets an oral suspension product and one product in the semi-solid form of a cream. The Company develops and manufactures some of its own products. The Company also has strategic alliances and relationships with several pharmaceutical and chemical companies that provide it with products for sale through various distribution, manufacture, development and licensing agreements.

      In addition to developing generic equivalents of existing drugs, the Company has recently expanded its efforts to develop new dosage strengths and drug delivery forms through a specialty pharmaceutical product line, which it believes will improve existing pharmaceutical products. The Company believes that these products may have limited competition and longer product life cycles than its existing products. In addition, the Company is exploring potential acquisitions of complementary products and businesses and expects to enter into additional strategic alliances and relationships.

      The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors, principally through its internal sales staff. The Company also promotes the sales efforts of wholesalers and drug distributors that sell its products to clinics, governmental agencies and other managed health care organizations.

      The Company has adopted a code of ethics that applies to all of its directors, officers, employees and representatives. This code is publicly available on the Company's website. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable Commission rules will be available on the Company's website. The Company's corporate governance principles and the charters of the Audit, Nominating and Corporate Governance and Compensation and Stock Option Committees of its Board of Directors' (the "Board") are also available on the Company's website. Any of these materials may also be requested in print by writing to the Company, Attention: Thomas Haughey, Vice President, General Counsel and Secretary, at One Ram Ridge Road, Spring Valley, NY 10977.

      As further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", certain statements made in this document may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance, expenditures and future events. Such statements involve risks, uncertainties, trends and contingencies, many of which are beyond the control of the Company and which could cause actual results and performance to differ materially from those stated herein. Any forward-looking statements included in this document are made only as of the date hereof, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

      The financial data and share amounts, except per share, employee and stockholder numbers, contained in Parts I and II are in thousands.

FISCAL YEAR 2003 HIGHLIGHTS:

      RESULTS OF OPERATIONS. Fiscal year 2003 marked the Company's third consecutive record year in terms of revenues and earnings. The Company's net income in 2003 of $122,533 increased $43,079, or 54%, from $79,454 in fiscal year 2002. In fiscal year 2001, the Company's net income was $53,922. The earnings improvement in fiscal year 2003 was driven by record revenues of $661,688, up from $381,603 in fiscal year 2002 and $271,035 in 2001. The revenue growth in 2003 was largely due to the Company's introduction of paroxetine, the generic version of GlaxoSmithKline's ("GSK's") Paxil(R), in the United States in September 2003 through a distribution agreement with GSK, and the introduction of other products throughout the year. In addition, the Company continued to have success with megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, and fluoxetine 40 mg capsules, the generic version of Eli Lilly and Company's Prozac(R), despite its loss of marketing exclusivity with respect to both products in January 2002. In fiscal year 2003, the Company continued to invest in research and development and its infrastructure in order to better position itself for continued growth.

      PRODUCT DEVELOPMENT. The Company recognizes that development of successful new products is critical to achieving its goal of sustainable growth over the long term. As such, the Company's investment in research and development, which increased 37% in fiscal year 2003 from 2002, and is expected to increase by as much as 50% in fiscal year 2004 from 2003, reflects its commitment to continue to develop new products and/or technologies through its internal development programs, in addition to projects with strategic partners. The Company further expanded its capabilities in product development by entering into new development agreements with Nortec Development Associates, Inc. (a Glatt company) ("Nortec"), Advancis Pharmaceutical Corporation ("Advancis"), and Mead Johnson & Company ("Mead") and BMS in fiscal year 2003. Together with its strategic partners, the Company has at least 40 drugs in development and 25 Abbreviated New Drug Applications ("ANDAs") filed with the United States Food and Drug Administration ("FDA") awaiting approval. Among the 25 ANDAs are several that the Company believes may represent first-to-file opportunities entitling the Company, or its strategic partners, up to 180 days of marketing exclusivity or co-exclusivity. However, it is difficult to determine with certainty that an ANDA filing has exclusivity, or co-exclusivity, until final approval is received from the FDA. These products include: olanzapine 20 mg (Zyprexa(R)); latanoprost (Xalatan(R)); ribavirin (Rebetol(R)); and tramadol with acetaminophen (Ultracet(R)). Together with its strategic partners, the Company expects to file as many as 15 additional ANDAs, in which the Company holds the marketing rights to the potential products, in fiscal year 2004. The process of bringing new products to market and the costs associated with research and development involve many uncertainties, including unforeseeable changes in market conditions and regulatory or legal challenges. As such, no assurance can be given that the Company will file additional ANDAs with the FDA, obtain FDA approval or launch any of the products that are currently in development.

      FINANCING: In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company intends to use the net proceeds from the offering to support the expansion of its business, including increasing research and development activities, entering into product license arrangements, possibly acquiring complementary businesses and products and for general corporate purposes.

      ADVANCIS: In October 2003, the Company purchased one million shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, in its initial public offering of six million shares on October 16, 2003. The purchase price was $10 per share and the transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4% of the outstanding common stock of Advancis. Advancis has stated that its business focus is on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. Unlike immediate release antibiotics, Advancis' antibiotics are delivered in three to five sequential pulses within the first six to eight hours following initial dosing. In September 2003, Par had also entered into a licensing agreement with Advancis, to market the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott Laboratories' ("Abbott") Biaxin XL(R).

      PAROXETINE: In fiscal year 2003, the Company obtained the marketing rights to paroxetine, the generic version of GSK's Paxil(R), in connection with a litigation settlement (the "GSK Settlement") between the Company, GSK and certain of its affiliates, and Pentech Pharmaceuticals, Inc. ("Pentech"). As a result of the GSK Settlement, Par and GSK entered into an agreement, pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the United States in September 2003 and the Commonwealth of Puerto Rico in May 2003. The GSK Settlement provides that the Company's right to distribute paroxetine will be suspended if at any time there is not another generic version fully substitutable for Paxil available for purchase in the United States. On
September 8, 2003, another generic drug manufacturer, Apotex Pharmaceutical Healthcare, Inc. ("Apotex") launched a generic version of Paxil(R). GSK has sued Apotex for patent infringement and is currently appealing a district court decision adverse to GSK. In April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). The Company expects Paxil CR(R)'s market share to grow in fiscal year 2004, which may cause the Company's sales and gross margins in respect of paroxetine tablets to decrease. The Company understands that other generic drug manufactures have filed ANDAs in respect of paroxetine and that the marketing exclusivity period thereof ended on March 8, 2004 but, at this time, cannot predict the timing of launches by these competitors or the potential effects on its sales.

      RIBAVIRIN: On July 16, 2003, the Company announced that the United States District Court for the Central District of California had granted a summary judgment of non-infringement against ICN Pharmaceuticals, Inc. ("ICN") and in favor of Three Rivers Pharmaceutical LLC ("Three Rivers") regarding ribavirin, Three Rivers' generic version of Schering-Plough Pharmaceutical's ("Schering's") Rebetol(R). The District Court determined that Three Rivers' ribavirin product does not infringe any of the three patents asserted by ICN in the litigation. Par has exclusive marketing rights for Three Rivers' ribavirin product. Three Rivers had earlier reached a settlement of its patent litigation with Schering. The Company believes that this decision appears to resolve the remaining ongoing patent barriers to FDA approval of the ANDA filed by Three Rivers in respect of ribavirin. Such decision by the District Court is subject to affirmance by the Court of Appeals for the Federal Circuit, and ICN has taken that appeal. The timing of any launch by Par of this product is uncertain at this time. Three Rivers has not obtained FDA approval of the ANDA, and the FDA has not determined whether a generic 180-day exclusivity period will be awarded solely to a generic competitor involved in the lawsuit or Three Rivers jointly with one or both of the other two generic competitors involved in the lawsuit.

      ORGANIZATION: On September 16, 2003, Scott Tarriff, formerly the Company's Executive Vice President and the President and Chief Executive Officer of Par, was selected by the Board as the Company's President and Chief Executive Officer. Kenneth I. Sawyer, the Company's former Chairman, President and Chief Executive Officer, had retired effective July 1, 2003 and had resigned as a member of the Board effective September 16, 2003. Additionally, on September 16, 2003, Mark Auerbach, formerly the Company's lead outside director, was selected by the Board to be the Executive Chairman of the Board.

      On November 13, 2003, Peter W. Williams, Esq. was selected to fill the vacancy on the Company's Board. On November 24, 2003, the Company entered into an employment agreement with Thomas Haughey, pursuant to which Mr. Haughey has agreed to serve in the capacities of Vice President, General Counsel and Secretary for PRX and Par.

      REINCORPORATION. In fiscal year 2003, the Company changed its state of incorporation from New Jersey to Delaware (the "Reincorporation"), effective as of June 24, 2003. The Reincorporation was effected by the merger of the Company with and into a wholly-owned Delaware subsidiary of the Company formed solely for the purpose of consummating the Reincorporation. The operations, business, assets and liabilities of the Company, as well as its directors and officers, were not affected by the Reincorporation. The surviving corporation of the Reincorporation retained the name "Pharmaceutical Resources, Inc." and the Company's common stock continues to be listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "PRX". In addition to the Reincorporation, the Company changed the state of incorporation of Par from New Jersey to Delaware.

PRODUCT LINE INFORMATION

      The Company operates in one industry segment, namely the manufacture and distribution of generic pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.

      Par markets 80 products, representing various dosage strengths for 29 separate drugs, that are manufactured by the Company and 90 additional products, representing various dosage strengths for 42 separate drugs, that are manufactured for it by other companies. Par holds ANDAs for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by Par, including the brand name products, Capoten(R), Capozide(R), Questran(R) and Questran Light(R), and Sumycin(R), that the Company sells through an agreement with BMS. The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

                 NAME                     COMPETITIVE BRAND NAME DRUG
                 ----                     ---------------------------
          CENTRAL NERVOUS SYSTEM:
          Biperiden Hydrochloride                   Akineton
          Benztropine Mesylate                      Cogentin
          Buspirone Hydrochloride                   BuSpar
          Doxepin Hydrochloride                     Sinequan, Adapin
          Fluoxetine                                Prozac
          Fluphenazine Hydrochloride                Prolixin
          Imipramine Hydrochloride                  Tofranil
          Mercaptopurine                            Purinethol
          Mirtazapine                               Remeron
          Nefazodone                                Serzone
          Paroxetine                                Paxil
          Tizanidine Hydrochloride                  Zanaflex
          Triazolam                                 Halcion

          CARDIOVASCULAR:
          Acebutolol Hydrochloride                  Sectral
          Amiodarone Hydrochloride                  Cordarone
          Captopril                                 Capoten
          Captopril & HCTZ                          Capozide
          Doxazosin Mesylate                        Cardura
          Enalapril Maleate                         Vasotec
          Enalapril Maleate & HCTZ                  Vaseretic
          Flecainide Acetate                        Tambocor
          Guanfacine                                Tenex
          Hydralazine Hydrochloride                 Apresoline
          Hydra-Zide                                Apresazide
          Indapamide                                Lozol
          Isosorbide Dinitrate                      Isordil
          Lisinopril                                Zestril
          Minoxidil                                 Loniten
          Nicardipine Hydrochloride                 Cardene
          Sotalol Hydrochloride                     Betapace
          Torsemide                                 Demadex

          ANALGESIC/ANTI-INFLAMMATORY:
          Aspirin (zero order release)              Zorprin
          Carisoprodol & Aspirin                    Soma Compound
          Dexamethasone                             Decadron
          Etodolac                                  Lodine
          Ibuprofen                                 Advil, Nuprin, Motrin
          Orphengesic                               Norgesic
          Orphengesic Forte                         Norgesic Forte
          Oxaprozin                                 Daypro
          Tramadol Hydrochloride                    Ultram

          ANTI-BACTERIAL:
          Doxycycline Monohydrate                   Monodox
          Minocycline                               Minocin
          Ofloxacin                                 Floxin
          Silver Sulfadiazine (SSD)                 Silvadene
          Tetracycline Tablets and Syrup            Sumycin

          ANTI-DIABETIC:
          Metformin Hydrochloride                   Glucophage
          Metformin ER                              Glucophage XR

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

          ANTI-ULCERATIVE:
          Ranitidine Hydrochloride                  Zantac
          Famotidine                                Pepcid
          Nizatidine                                Axid

          ANTI-VIRAL:
          Acyclovir                                 Zovirax

          ANTI-HYPERTHYROID:
          Methimazole                               Tapazole

          BRONCODILATOR:
          Metaproterenol Sulfate                    Alupent

          CHOLESTEROL LOWERING:
          Lovastatin                                Mevacor
          Cholestyramine                            Questran
          Cholestyramine Light                      Questran Light

          GENTRO-URINARY (DIURETIC):
          Amiloride Hydrochloride                   Midamor

          GLUCORTICOID:
          Methylprednisolone                        Medrol

          OVULATION STIMULANT:
          Clomiphene Citrate                        Clomid

      From January 1, 2003 to March 1, 2004, the FDA approved ANDAs, filed by either the Company or its strategic partners, for the following products that the Company is currently marketing or has the right to market in the future: benazepril HCL 5 mg, 10 mg, 20 mg and 40 mg tablets; benazepril HCL and HCTZ 5 mg/6.25 mg, 10 mg/12.5 mg, 20 mg/12.5 mg and 20 mg/25 mg tablets; flutamide 125 mg capsules; loratadine 10 mg tablets; mercaptopurine 50 mg tablets; minocycline 50 mg, 75 mg and 100 mg tablets; mirtazapine 15 mg, 30 mg and 45 mg tablets; nefazodone 50 mg, 100 mg, 150 mg, 200 mg and 250 mg tablets; ofloxacin 200 mg, 300 mg and 400 mg tablets; and torsemide 5 mg, 10 mg, 20 mg and 100 mg tablets. In fiscal year 2003, the Company also began marketing paroxetine 10 mg, 20 mg, 30 mg and 40 mg tablets through a distribution agreement with GSK. In addition, the Company began marketing in December 2003 Metformin ER 500 mg tablets as an authorized generic product through a licensing agreement with BMS. The Company or its strategic partners received tentative FDA approvals during the same period for the following drugs: fluconazole tablets 50 mg, 100 mg, 150 mg and 200 mg tablets; and topiramate 25 mg, 100 mg and 200 mg tablets. The Company or its strategic partners also have tentative FDA approvals, received in prior periods, for the following products: ciprofloxacin 100 mg, 250 mg, 500 mg and 750 mg tablets; quinapril 5 mg, 10 mg, 20 mg and 40 mg tablets; and zolpidem tartrate 5 mg and 10 mg tablets.

      On July 15, 2003, the U.S. Patent and Trademark Office issued U.S. Patent Nos. 6,593,318 and 6,593,320 to the Company relating to its unique formulation of megestrol acetate oral suspension. The Company has two other patents related to its unique formulation of megestrol acetate oral suspension, U.S. Patent Nos. 6,028,065 and No. 6,268,356, which were granted on February 22, 2000 and July 31, 2001, respectively.

      The Company seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements with pharmaceutical companies located throughout the world. As such, the Company has pursued and continues to pursue arrangements and relationships that it believes could provide access to raw materials at favorable prices, share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company's distribution and supply agreements that it believes are material to its business are described in "Notes to Consolidated Financial Statements - Note 9 - Distribution and Supply Agreements". In fiscal year 2003, the Company entered into several new agreements, which are summarized below.

      In connection with the legal settlement referred to in "Notes to Consolidated Financial Statements - Note 14 - Commitments, Contingencies and Other Matters-Legal Proceedings", Par and GSK and certain of its affiliates entered into a license and supply agreement (the "GSK Supply Agreement"), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States, including the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par's net sales, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

      In November 2002, the Company amended its agreement (the "Pentech Supply and Marketing Agreement") with Pentech, dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were to be fully creditable against future profit payments to Pentech. The Company had agreed to reimburse Pentech for its costs associated with the project of up to $1,300. In fiscal year 2003, the Company paid Pentech $771 of these costs, which were charged to research and development expenses as incurred. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. At this time, the Company is negotiating with Pentech to further amend the Pentech Supply and Marketing Agreement concerning the gross profits split, reimbursement of research and development expenses and sharing of legal expenses related to paroxetine.

RESEARCH AND DEVELOPMENT

      The Company's research and development  activities consist  principally of
(i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) researching and developing new product formulations based upon such drugs, (iii) obtaining approvals from the FDA for such new product formulations and (iv) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed despite the amount of time and money spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or for other reasons.

      The research and development of oral solid and suspension products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation and safety or efficacy or patent issues associated with the product.

      The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required to obtain FDA approval. Biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost between $100 to $1,000 for each biostudy. During fiscal year 2003, the Company contracted with outside laboratories, expending $5,370 to conduct biostudies for 15 potential new products, and intends to continue to contract for biostudies in the future. In addition, the Company's share of certain costs for biostudies totaled $1,928 in fiscal year 2003 for products in development with one if its strategic partners. Biostudies must be conducted and documented in conformity with FDA standards (see "-Government Regulation").

      As part of its internal research and development program, the Company has at least 15 products in active development. The Company expects that at least ten of these products will be the subject of biostudies in fiscal year 2004, but has not filed any ANDAs with respect to such potential products. In addition, the Company from time to time enters into agreements with third parties with respect to the development of new products and technologies. To date, the Company has entered into agreements and advanced funds to several unaffiliated companies for products in various stages of development. Although there can be no such assurance, annual research and development expenses for fiscal year 2004, including certain payments to unaffiliated companies, are expected to increase by approximately 50% from fiscal year 2003.

      As a result of its internal product development program, the Company currently has 11 ANDAs pending with the FDA, two of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 14 ANDAs pending with the FDA, three of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered under various distribution agreements. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

      In April 2002, the Company purchased FineTech, a research facility based in Haifa, Israel. FineTech specializes in the design and manufacture of proprietary synthetic chemical processes used in the production of complex organic compounds for the pharmaceutical industry. FineTech also has the ability to manufacture in small quantities complex synthetic active pharmaceutical ingredients at its manufacturing facility in Haifa, Israel. This facility operates in compliance with FDA current Good Manufacturing Practices ("cGMP") standards. FineTech operates as an independent, wholly-owned subsidiary of PRX and provides immediate chemical synthesis capabilities and strategic opportunities to the Company and other customers.

      In order to supplement its own internal development program, the Company has entered into development and license agreements with third parties with respect to the development and marketing of new products and technologies. The Company's product development agreements that it believes are material to its business are described in "Notes to Consolidated Financial Statements - Note 8 - Research and Development Agreements". In fiscal year 2003, the Company (or Par) entered into the following agreements, which are summarized below.

      Par entered into a licensing agreement (the "Advancis Licensing Agreement"), dated September 4, 2003, with Advancis to market the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R). Pursuant to the Advancis Licensing Agreement, Advancis will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. Provided certain conditions in the Advancis Licensing Agreement are met, Par agreed to pay Advancis an aggregate amount of up to $6,000 based on the achievement of certain milestones contained in the agreement. An ANDA for the product is expected to be submitted to the FDA in the near future. Pursuant to the Advancis Licensing Agreement, Par has agreed to pay Advancis a certain percentage of the gross profits, as defined in the agreement, on all sales if the product is successfully developed and introduced into the market.

      Par and Nortec entered into an agreement, dated October 22, 2003, pursuant to which the two companies have agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by Par in fiscal year 2003, $1,000 is due in fiscal year 2004 and $500 is due in fiscal year 2005. On or before October 15, 2005, Par will have the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time, or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000.

      On August 6, 2003, Par entered into an agreement with Mead and BMS, through which Mead agreed to license the use of the Megace(R) trade name in connection with a potential new product being developed by Par. If successfully developed, the new product is expected to increase Par's sales of megestrol acetate oral suspension. Under the terms of the agreement, Par provided funding to support BMS's active promotion of Megace O/S(R) (megestrol acetate oral suspension) brand during fiscal year 2003 and agreed to provide funding throughout 2004 to help retain its brand awareness among physicians. Megace O/S(R) is indicated for the treatment of anorexia and cachexia, the unexplained weight loss in patients diagnosed with acquired immune deficiency syndrome
(AIDS). Par also will make certain payments to Mead, including royalties, based on net sales of the new product.

MARKETING AND CUSTOMERS

      The Company markets its products under the Par label principally to wholesalers, retail drug store chains, managed health care providers, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its own sales staff. Some of the Company's wholesalers and distributors purchase products that are warehoused for certain drug chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. The Company promotes its products primarily through incentive programs with its customers, at trade shows and through advertisements in trade journals.

      The Company has approximately 140 customers, some of which are part of larger buying groups. During fiscal year 2003, the Company's four largest customers in terms of net sales dollars, Cardinal Health, Inc., AmerisourceBergen Corporation, McKesson Drug Co. and Walgreen Co., accounted for approximately 17%, 13%, 11% and 11%, respectively, of its total revenues. In fiscal year 2002, the Company's four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co. accounted for approximately 17%, 16%, 15% and 10%, respectively, of its total revenues. The Company does not have written agreements with any of these customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company's operating results, prospects and financial condition (see "Notes to Consolidated Financial Statements - Note 3 -Accounts Receivable-Major Customers").

ORDER BACKLOG

      The approximate dollar amount of open orders, believed by management to be firm, at December 31, 2003, was $34,800, as compared to $18,185 at December 31, 2002 and $12,800 at December 31, 2001. Although open orders are subject to cancellation without penalty, management expects that it will fill substantially all of such open orders at December 31, 2003 in the near future.

COMPETITION

      The pharmaceutical industry is highly competitive. Most of the Company's significant competitors have longer operating histories and greater financial, research and development, marketing and other resources. Consequently, many of the Company's competitors may develop products and/or processes competitive with, or superior to, those of the Company. Furthermore, the Company may not be able to differentiate its products from its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company believes its principal generic competitors are Mylan Laboratories, Inc., Teva Pharmaceutical Industries
Limited, Watson Pharmaceuticals, Inc., Barr Laboratories, Inc., Apotex, Eon Labs, Inc., Geneva Pharmaceuticals, Inc. and Roxane Laboratories, Inc. ("Roxane"). The Company's principal strategy in addressing its competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable the Company to continue to compete successfully in the industry or that it will be able to develop and implement any new or additional viable strategies.

      Certain manufacturers of brand name drugs and/or their affiliates have introduced generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partnered with generic companies to introduce generic products. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products comparable to certain brand name drugs.

      The Company also faces significant price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups, any of which, in turn, could result in reductions in sales prices and gross margin. This increased price competition has led to an increase in customer demand for downward price adjustments by the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. There can be no assurance that such price reductions for these products or others, will not continue, or even increase, with a consequent material adverse effect on the Company's revenues and gross margin.

      In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market a product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity periods, other generic manufacturers may enter the market, and as a result the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). As a result of the expected price decline upon the expiration of a marketing exclusivity period, it has become common in the industry for generic pharmaceutical manufacturers, like the Company, that have been granted such exclusivity periods to offer price protection to their customers. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company's new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer's remaining inventory at the expiration of the exclusivity period. As a result, the total price protection that the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers and the inventory that customers have at the expiration of the exclusivity period.

      The 180-day marketing exclusivity period in respect of fluoxetine 10 mg and 20 mg tablets, which Par sells pursuant to a distribution agreement with Genpharm Inc. ("Genpharm"), a Canadian subsidiary of Merck KGaA, and the 180-day marketing exclusivity period granted in respect of fluoxetine 40 mg capsules, which Par sells pursuant to an agreement with Dr. Reddy's Laboratories, Ltd. ("Dr. Reddy"), both expired at the end of January 2002. In addition, the 180-day marketing exclusivity period granted to the Company by the FDA in respect of megestrol acetate oral suspension, which is not subject to any profit sharing agreement, expired in mid-January 2002. As the Company expected, additional generic competitors, with products comparable to all three strengths of its fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing that the Company had received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Nevertheless, the Company maintained a significant market share for fluoxetine 40 mg capsules and, despite FDA approvals obtained for two competing generic megestrol acetate oral suspension products in the first quarter of 2002 and the second quarter of 2003, the Company also maintained a significant market share for megestrol acetate oral suspension as of December 31, 2003. Although megestrol acetate oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance in fiscal year 2004, the growth of the Company's product line through new product introductions has somewhat reduced the Company's reliance on these products.

      The Company understands that other generic drug manufactures have filed ANDAs in respect of paroxetine and that the marketing exclusivity period in respect thereof ended on March 8, 2004 but, at this time, cannot predict the timing of launches by these competitors or the potential effects on its sales.

      The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers' products in direct competition with the Company's products, (ii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iii) ability of generic competitors to quickly enter the market after patent expiration or exclusivity periods, diminishing the amount and duration of significant profits, (iv) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (v) pricing pressures and product deletions by competitors, (vi) a company's reputation as a manufacturer of quality products, (vii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (viii) product appearance and (ix) a company's breadth of product line.

RAW MATERIALS

      The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is found to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company's results of operations and financial condition. Generally the Company attempts to minimize the effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

EMPLOYEES

      At December 31, 2003, the Company had 531 employees compared to 456 and 393, respectively, at December 31, 2002 and 2001. The increased headcount levels in fiscal years 2003 and 2002, primarily in the research and development and administrative functions, reflect the continued growth of the Company from fiscal year 2001.

GOVERNMENT REGULATION

      All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally the FDA, and as appropriate, the Drug Enforcement Administration, Federal Trade Commission (the "FTC") and state and local governments. The Federal Food, Drug, and Cosmetic Act (the "Act"), the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of the applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures.

      FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA's cGMP regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. The manufacturer must follow cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

      In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of the proposed drug. There are currently two basic ways to satisfy the FDA's safety and effectiveness requirements:

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

      2. ABBREVIATED NEW DRUG APPLICATIONS: The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the need for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and
           concentration   levels  of  a  generic   product  are   substantially
           equivalent  to  the  listed  drug.  For  some  drugs  (E.G.,  topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

      The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Hatch-Waxman amendments also provide for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.

      During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the "URAA") went into effect to implement the General Agreement on Tariffs and Trade (the "GATT") to which the United States became a treaty signatory in 1994. Under GATT, the term of patents was established as 20 years from the date of patent application. In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant. The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer. The effect generally was to add patent lives to already issued patents, thus delaying FDA approvals of applications for generic products.

      FDA issued a final rule on June 18, 2003, which became effective on August 18, 2003, streamlining the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug's entry into the market for resolution of a patent challenge. This will help maintain a balance between the innovator companies intellectual property rights and the desire to get generic drugs on the market in a timely fashion.

      The rule clarifies the types of patents that innovators must submit for listing and prohibits the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

      The final rule is intended to make the patent submission and listing process more efficient, as well as enhance the ANDA and 505(b)(2) application approval process. The changes are designed to enable consumers to save billions of dollars each year by making it easier for generic drug manufacturers to get safe and effective products on the market when the appropriate patent protection expires.

      In addition to the federal government, various states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs. The Company's operations are also subject to regulation, licensing requirements and inspection by the states in which its operations are located and/or it conducts business.

      Certain activities of the Company may also be subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation's markets function competitively, are vigorous, efficient and free of undue restrictions.

      The Company also is governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions and equal employment opportunity.

      As a public company, the Company is subject to the recently enacted Sarbanes-Oxley Act of 2002 (the "SOX Act"), including regulations to be promulgated thereunder. The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its internal disclosure controls and procedures.

      The federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement, as the Company has, with the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar agreements with various states.

ITEM 2.  PROPERTIES.
-------  -----------

      The Company owns an approximately 92,000 square foot facility built to Par's specifications that contains its manufacturing and domestic research and development operations. The building, occupied by Par since fiscal year 1986, also includes packaging and warehouse facilities. The building is located in Spring Valley, New York, on an approximately 24 acre parcel of land, of which approximately 15 acres are available for future expansion.

      The Company owns another facility in Spring Valley, New York, across the street from its manufacturing facility, occupying approximately 36,000 square feet on two acres. This property was acquired in fiscal year 1994 and was remodeled in fiscal year 2003 for use as research and quality control laboratories and additional office space.

      Par owns a third facility (the "Congers Facility") of approximately 33,000 square feet located on six acres in Congers, New York. In March 1999, Par entered into an agreement to lease the Congers Facility and related machinery and equipment to Halsey Drug Co., Inc. ("Halsey"). The lease agreement had an initial term of three years, with an additional two-year renewal period and contains purchase options permitting Halsey to purchase the Congers Facility and substantially all the equipment thereof at any time during the lease terms for a specified amount. Pursuant to the lease agreement, Halsey paid the purchase options of $150 and $100, respectively, in March 2002 and 1999. The lease agreement provides for annual fixed rent of $600 per year during its two-year renewal period.

      In fiscal year 2003, the Company moved its primary warehousing operation to a facility in Montebello, New York. In August 2002, the Company entered into a ten-year lease expiring in September 2012 to occupy approximately 190,000 square feet of such facility.

      Par occupies approximately 47,000 square feet in a building located in Spring Valley, New York for warehouse space under a lease that expires in December 2004. The Company has the option to extend the lease for two additional five-year periods.

      The Company leases office space in Woodcliff Lake, New Jersey covering approximately 41,000 square feet. The lease expires in January 2010. This facility houses the majority of the Company's administrative functions.

      FineTech entered into a lease in March 2003 covering approximately 11,000 square feet of a building in Nesher, Israel, which contains its laboratories and administrative offices. The term of the lease is for nine years and 11 months, with an additional two-year and 11-month renewal period.

      The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" and "Notes to Consolidated Financial Statements - Note 14 - Commitments, Contingencies and Other Matters-Leases").

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

      On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Company has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements), related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was transferred to the District of Massachusetts for coordinated and consolidated pretrial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with certainty at this time the outcome or the effect on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

      In October 2003, Apotex filed a complaint against Par in the United States District Court for the Eastern District of Pennsylvania alleging violations of state and federal antitrust laws as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par filed a motion to dismiss the action in its entirety in December 2003 and a briefing on that motion is expected to be completed in April 2004. Par intends to defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

      In August 2003, Teva Pharmaceuticals USA, Inc. ("Teva USA") filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware, after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product will compete with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of its four patents relating to megestrol acetate oral suspension and moved to dismiss the action with respect to the other three patents for lack of subject matter jurisdiction. The Company intends to pursue its counterclaim against Teva USA and to vigorously defend the lawsuit. A trial date has been scheduled by the Court for April 2005.

      On July 15, 2003, the Company and Par (collectively, "Par") filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. Par alleged that Roxane infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents.

      On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in the Commonwealth of Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par denied any wrongdoing in connection with the Asahi Glass antitrust action and filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. The only remaining claim in this action involving Par is a state law contract claim relating to the payment of certain attorneys' fees to Asahi Glass in connection with the prior lawsuit. Par intends to defend vigorously this claim and may assert counterclaims against Asahi Glass and claims against third parties.

      In February 2003, Abbott, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity. At this time, it is not possible for the Company to predict the outcome of this litigation with certainty.

      On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali Laboratories, Inc. ("Kali") in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a
Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity, and unenforceability of the `691 patent.

      Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia are seeking an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. Discovery in the case has now been completed and a pretrial conference has been scheduled for March 15, 2004. Par intends to defend vigorously against the claims and to pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of this litigation with certainty.

      Par entered into a licensing agreement with developer Paddock Laboratories ("Paddock") to market a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product will be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (which is currently pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in fact discovery. At this time, it is not possible for the Company to predict the outcome of this action.

      The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

      (a) MARKET INFORMATION. The Company's Common Stock is traded on the NYSE (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each calendar quarter during the Company's two most recent fiscal years.

                                                2003                2002
                                            -------------       -------------
        QUARTER ENDED (APPROXIMATELY)      HIGH        LOW     HIGH        LOW
        -----------------------------      -----       ---     ----        ---
        March 31                         $42.80     $29.35   $33.20      $16.10
        June 30                           52.03      37.57    29.00       20.91
        September 30                      72.30      48.20    28.60       21.85
        December 31                       74.71      64.30    30.55       20.05

      (b) HOLDERS. As of March 10, 2004, there were approximately 1,829 holders of record of the Company's Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

      (c) DIVIDENDS. During fiscal years 2003, 2002 and 2001, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of any financing agreements and its financial condition.

      (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                                          NUMBER OF
                                       SECURITIES TO BE   WEIGHTED AVERAGE
                                         ISSUED UPON       EXERCISE PRICE
                                         EXERCISE OF       OF OUTSTANDING
                                         OUTSTANDING          OPTIONS,       NUMBER OF SECURITIES
                                      OPTIONS, WARRANTS     WARRANTS AND     REMAINING AVAILABLE
              PLAN CATEGORY               AND RIGHTS           RIGHTS        FOR FUTURE ISSUANCE
              --------------              ----------           ------        -------------------
      EQUITY COMPENSATION PLANS
      APPROVED BY STOCKHOLDERS:
      2001 Performance Equity Plan          2,797              $32.45              1,637
      1997 Directors Stock Option Plan        139              $25.98                187
      1990 Stock Incentive Plan                 2               $4.13                  -

      EQUITY COMPENSATION PLANS NOT
      APPROVED BY STOCKHOLDERS:
      2000 Performance Equity Plan            438               $6.81                 88
                                              ---                                     --
            Total                           3,376              $28.83              1,912

           In fiscal year 2000, the Board adopted the 2000 Performance Equity Plan (the "2000 Plan"), which Plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and others. The 2000 Plan became effective on March 23, 2000 and will continue until March 22, 2010 unless terminated sooner. The Company reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.

      (e) RECENT STOCK PRICE. On March 10, 2004, the closing price of the Common Stock on the NYSE was $59.36.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

                                                 AS OF AND FOR THE FISCAL YEARS ENDED

                                         12/31/03   12/31/02   12/31/01   12/31/00   12/31/99
                                         --------   --------   --------   --------   --------
INCOME STATEMENT DATA:                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net product sales                      $646,023   $380,848   $271,035    $85,022    $80,315
  Other product related revenues           15,665        755          -          -          -
                                           ------    -------    -------     ------     ------
Total Revenues                            661,688    381,603    271,035     85,022     80,315
Cost of goods sold                        378,513    198,313    161,306     62,332     64,140
                                          -------    -------    -------     ------     ------
      Gross margin                        283,175    183,290    109,729     22,690     16,175
                                          -------    -------    -------     ------     ------
Operating expenses (income):
  Research and development                 24,581     17,910     11,113      7,634      6,005
  Selling, general and administrative      57,575     40,215     21,878     16,297     13,509
  Settlements                                   -     (9,051)         -          -          -
  Acquisition termination charges               -      4,262          -          -          -
                                           ------      -----     ------     ------     ------
      Total operating expenses             82,156     53,336     32,991     23,931     19,514
                                           ------     ------     ------     ------     ------
      Operating income (loss)             201,019    129,954     76,738     (1,241)    (3,339)

Other (expense) income                        (95)      (305)      (364)       506        906
Interest (expense) income                    (281)       604       (442)      (916)       (63)
                                              ---        ---        ---        ---         --
Income (loss) before provision
 for income taxes                         200,643    130,253     75,932     (1,651)    (2,496)
Provision for income taxes                 78,110     50,799     22,010          -          -
                                           ------     ------     ------      -----      -----
Net income (loss)                        $122,533    $79,454    $53,922    $(1,651)   $(2,496)
                                         ========     ======     ======      =====      =====
Net income (loss) per share of
 common stock:

Basic                                       $3.66      $2.46      $1.76      $(.06)     $(.08)
                                            =====       ====       ====        ===        ===
Diluted                                     $3.54      $2.40      $1.68      $(.06)     $(.08)
                                            =====       ====       ====        ===        ===
Weighted average number of
  common shares outstanding:

Basic                                      33,483     32,337     30,595     29,604     29,461
                                           ======     ======     ======     ======     ======
Diluted                                    34,638     33,051     32,190     29,604     29,461
                                           ======     ======     ======     ======     ======

BALANCE SHEET DATA:
Working capital                          $459,802   $136,305   $102,867    $18,512    $21,221
Property, plant and equipment (net)        46,813     27,055     24,345     23,560     22,681
Total assets                              762,812    301,457    216,926     93,844     92,435
Long-term debt, less current portion      200,211      2,426      1,060        163      1,075
Total stockholders' equity                395,081    220,790    138,423     64,779     65,755

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

      CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS, THE INTRODUCTION OF NEW MANUFACTURED, LICENSED AND DISTRIBUTED PRODUCTS AND RESEARCH AND DEVELOPMENT EXPENDITURES. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY AND COULD CAUSE ACTUAL RESULTS AND PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "COULD," "ONGOING," "EXPECTS," "BELIEVES" OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR, AND THE SUCCESS OF, INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATION, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS IN ABSORBING ACQUISITIONS, (ix) OBTAINING OR LOSING 180-DAY EXCLUSIVITY ON PRODUCTS, (x) THE ABILITY OF THE COMPANY TO DIVERSIFY PRODUCT OFFERINGS AND (xi) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS
INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

      THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

      Although the Company achieved the most successful year in its history in fiscal year 2003, there are many industry and economic factors and risks that can affect the growth of the Company. The most significant of these factors include: (i) intense competition from brand name and generic manufacturers, (ii) the Company's introduction of new manufactured and distributed products at selling prices that generate significant gross margins, (iii) resources and/or funding available to the Company for the research and development of new products, (iv) the Company's dependence on a limited number of products and the duration of those products as significant revenue generators, (v) the actions of brand name manufacturers to introduce their own generic versions of brand drugs and to prevent or discourage the use of generic equivalent products or delay and/or prevent entry of the Company's products into the market through litigation or other means, (vi) funding available to the Company for litigation which can be protracted and expensive, (vii) the Company's dependence upon revenues from products distributed through agreements with third parties and potential supply disruptions resulting from the inability by third party suppliers to meet expected demand and (viii) the Company's ability to continue its licensing of authorized generics from brand companies. As described below, the Company believes it has a comprehensive business plan in place to address these challenges and mitigate such risks. In order to secure financing to support the expansion of its business, the Company obtained additional funds through the issuance of $200,000 of senior subordinated convertible debt in September 2003. Implementation of these strategies could also require additional debt and/or equity financing; there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

      The pharmaceutical industry is highly competitive. Many of the Company's competitors have longer operating histories and greater financial, research and development, marketing and other resources. Consequently, many of the Company's competitors may be able to develop products and/or processes competitive with, or superior to, those of the Company. Furthermore, the Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company's principal strategy, in addressing its competition, is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing.

      Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors believed to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. A large portion of the Company's revenues has been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products where there is limited competition. The Company, through its internal development program and strategic alliances and relationships, is committed to developing new products that have limited competition and longer product life cycles. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest significantly in its internal research and development efforts while, at the same time, seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities, selective vertical integration with raw material suppliers and unique dosage forms to differentiate its products in the marketplace.

      In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances offer the Company many advantages including additional resources for increased activity, expertise for dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 25 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, without having to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties.

      In fiscal year 2003, the Company obtained the marketing rights to paroxetine, the generic version of GSK's Paxil(R), in connection with the GSK Settlement between the Company, GSK and certain of its affiliates, and Pentech. As a result of the settlement, Par and GSK entered into the GSK Supply Agreement, pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the United States in September 2003 and the Commonwealth of Puerto Rico in May 2003. The GSK Settlement also provides that the Company's right to distribute paroxetine will be suspended if at any time there is not another generic version fully substitutable for Paxil available for purchase in the United States. On September 8, 2003, another generic drug manufacturer, Apotex, launched a generic version of Paxil(R). GSK has sued Apotex for patent infringement and is currently appealing a district court decision adverse to GSK. In April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). The Company expects Paxil CR(R)'s market share to continue to grow in fiscal year 2004, which may cause the Company's sales of paroxetine tablets to decrease. The Company understands that other generic drug manufactures have filed ANDAs in respect of paroxetine and that the marketing exclusivity period ended on March 8, 2004 but, at this time, cannot predict the timing of launches by these competitors or the potential effect of such competition on its sales.

      The 180-day marketing exclusivity period in respect of fluoxetine 10 mg and 20 mg tablets, which Par sells pursuant to a distribution agreement with Genpharm, and the 180-day marketing exclusivity period granted in respect of fluoxetine 40 mg capsules, which Par sells pursuant to a development and supply agreement with Dr. Reddy, both expired at the end of January 2002. In addition, the 180-day marketing exclusivity period granted to the Company by the FDA in respect of megestrol acetate oral suspension, which is not subject to any profit sharing agreement, expired in mid-January 2002. As the Company expected, additional generic competitors, with products comparable to all three strengths of its fluoxetine products, began entering the market in the first quarter of 2002, eroding the pricing that the Company had received during the exclusivity periods, particularly on the 10 mg and 20 mg strengths. Nevertheless, the Company maintained a significant market share for fluoxetine 40 mg capsules and, despite FDA approvals for two competing generic megestrol acetate oral suspension products received in the first quarter of 2002 and the second quarter of 2003, the Company also maintained a significant share of the market for megestrol acetate oral suspension as of December 31, 2003. Although megestrol acetate oral suspension and fluoxetine 40 mg capsules are expected to continue to contribute significantly to the Company's overall performance in fiscal year

2004, the growth of the Company's product line through new product introductions has somewhat reduced the Company's reliance on these products.

      In fiscal year 2003, the Company's top four selling products accounted for approximately 61% of its total revenues, as compared to 56% and 70%, respectively, of its total revenues in fiscal years 2002 and 2001. One of the products, paroxetine, which the Company began marketing in fiscal year 2003, was not one of the top four products in either of the preceding years and accounted for approximately 29% of the Company's total 2003 revenues and a significant portion of its gross margin. The aggregate net sales and gross margins generated by two other products, fluoxetine and megestrol acetate oral suspension, accounted for a significant portion of the Company's overall revenues and gross margins in all three fiscal years and any reduction in pricing for these products, without the addition of new products, could adversely affect the Company's overall financial performance. The percentage of the Company's total revenues that these two products represent, excluding paroxetine, has decreased to 38% in fiscal year 2003 from 44% and 61%, respectively in fiscal years 2002 and 2001. Although there can be no such assurance, the Company anticipates continuing to introduce new products in fiscal year 2004 while seeking to increase sales of certain existing products in an effort to offset sales and gross margin declines resulting from competition on any of its significant products. The Company seeks to reduce its financial dependence with respect to the top four products, by adding additional products through, its internal development program, new and existing distribution agreements or acquisitions of complementary products or businesses.

      Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products may similarly file lawsuits against the Company or its strategic partners claiming patent infringement or invalidity. Because substantially all of the Company's business involves the marketing and development of off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company's business, condition (financial and other), prospects and results of operations.

      The Company's strategy to broaden its product line also includes the licensing of authorized generic products from brand companies. On November 28, 2003, the Company commenced shipment of substitutable generic metformin hydrochloride extended-release tablets supplied and licensed from BMS. Release of the metformin hydrochloride extended-release tablets occurred simultaneously with the release of this product by another generic company. Metformin hydrochloride extended-release tablets are the generic version of BMS's Glucophage XR(R) tablets, which is used in the treatment of type 2 diabetes.

      The Company has broadened its product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which it distributes generic pharmaceutical products manufactured by others. The Company has entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. The Company cannot give assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of the Company's current material distribution and marketing agreements, or any failure to enter into new and similar agreements, could materially adversely affect its business, condition (financial and other), prospects or results of operations. The Company seeks to mitigate potential supply issues from its third-party suppliers through regular communication and planning or entering into contracts when possible.

RESULTS OF OPERATIONS

GENERAL

      The Company's net income of $122,533 in fiscal year 2003 increased $43,079 from $79,454 in fiscal year 2002. Total revenues of $661,688 in 2003 increased $280,085 from $381,603 in fiscal year 2002, driven primarily by additional net sales of new products introduced in 2003. The revenue growth produced higher gross margin dollars in 2003, which increased $99,885 to $283,175, from $183,290 in fiscal year 2002. In addition, the Company continued to invest significantly in its research and development activities and infrastructure. Spending of $24,581 on research and development for fiscal year 2003 increased 37% from $17,910 for fiscal year 2002, while selling, general and administrative costs of $57,575 for fiscal year 2003 increased $17,360 from the prior year. The Company believes that the increased costs will be required to support its future growth. In addition, the Company recorded a charge of $3,712 in selling, general and administrative expenses in 2003 related to a retirement package for the Company's former chairman, president and chief executive officer. Fiscal year 2002 results include income from settlements of $9,051 related to the Company's termination of its litigation with BMS and acquisition termination charges of $4,262 in connection with its termination of negotiations with International Specialty Products ("ISP") related to the Company's then proposed purchase of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio.

      The Company also experienced significant sales, gross margin and net income growth in fiscal year 2002 when compared to fiscal year 2001. Net income of $79,454 for fiscal year 2002 increased $25,532 from $53,922 for fiscal year 2001. Net income in 2001 included the favorable impact on the tax provision related to the reversal of a previously established valuation allowance of $9,092 related to net operating loss ("NOL") carryforwards. Net sales of $381,603 in fiscal year 2002 increased $110,568, or 41%, from fiscal year 2001. The increased revenues were primarily the result of new product introductions in fiscal year 2002 combined with the success of megestrol acetate oral suspension, introduced in the third quarter of 2001. The increase in revenues was achieved despite lower sales of fluoxetine 10 mg and 20 mg tablets, which were introduced with 180-day exclusivity in August 2001 and experienced severe price competition in fiscal year 2002. The sales growth generated increased gross margins of $183,290, or 48% of net sales, in fiscal year 2002, compared to $109,729, or 40% of net sales, in 2001. Results for fiscal year 2002 included increased spending on research and development and selling, general and administrative expenses of $6,797 and $18,337, respectively, primarily due to increased activity with development partners, and additional legal fees, personnel costs, product liability insurance and shipping costs associated with new product launches.

      Sales and gross margins of the Company's products are principally dependent upon (i) the pricing practices of competitors or their removal of competing products from the market, (ii) the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (iii) the ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits from any one product, (iv) the continuation of existing distribution agreements, (v) the introduction of new distributed products, (vi) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) the willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) the approval of ANDAs and introduction of new manufactured products, (ix) the granting of potential marketing exclusivity periods, (x) the extent of market penetration for the existing product line and (xi) the level and amount of customer service (see "Business-Competition").

REVENUES

      Total revenues of $661,688 for fiscal year 2003 increased $280,085, or 73%, from $381,603 for fiscal year 2002. The revenue growth in 2003 was driven largely by the September 2003 introduction of paroxetine in the United States, sold through the GSK Supply Agreement, which totaled approximately $192,500 in net sales for fiscal year 2003. Additionally, net sales of other new products, including metformin ER (Glucophage XR(R)), introduced in December 2003 and sold under a distribution agreement with BMS, tizanidine (Zanaflex(R)), introduced in July 2002 and sold under a distribution agreement with Dr. Reddy, torsemide (Demadex(R)) and minocycline (Minocin(R)), introduced in the second quarter of 2003 and manufactured by the Company, contributed to the revenue growth in 2003. Net sales of fluoxetine and megestrol acetate oral suspension were approximately $91,100 and $88,200, respectively, for the most recent year, reflecting a small increase over the prior fiscal year. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 69% and 60%, respectively, of the Company's total revenues in fiscal years 2003 and 2002. The Company is substantially dependent upon distributed products for its overall sales and, as the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by suppliers to meet expected demand could adversely affect the Company's future sales.

      At this time, it is difficult to predict with accuracy the effects of potential competition on future sales of paroxetine. Several market uncertainties currently exist including the possibility and timing of additional generic competitors entering the market or the ability of GSK, under the GSK Supply Agreement, to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

      Two generic competitors have been granted FDA approval to market generic versions of megestrol acetate oral suspension since the expiration of the Company's 180-day marketing exclusivity period, but, as of December 31, 2003, did not have a significant effect on the Company's net sales of the product. At this time, the Company cannot accurately predict the effect the generic competition will have on future periods; however, the Company believes that megestrol acetate oral suspension will be a significant sales and gross margin contributor in fiscal year 2004, despite the competition. The Company will continue to evaluate the effects of such competition and will record a price protection reserve when, if and to the extent it deems necessary.

      As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales price for fluoxetine had substantially declined from the price that the Company had charged during the exclusivity period. Accordingly, the Company's sales and gross margins generated by fluoxetine following the expiration of the exclusivity period were adversely affected. Despite pricing declines, fluoxetine 40 mg continued to be a significant sales and gross margin contributor in fiscal year 2003. If additional competitors enter the market in fiscal year 2004, the Company expects that its sales and gross margins for the product will decline.

      Pursuant to an agreement with Genpharm, the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.'s ("KUDCo"), a subsidiary of Schwarz Pharma AG of Germany, sale of omeprazole, the generic version of Astra Zeneca's Prilosec(R). In the third quarter of 2003, two generic competitors began selling forms of omeprazole that also compete with the prescription form of Prilosec(R), significantly reducing the Company's share of profits related to omeprazole from approximately $12,800 for the first six months of fiscal year 2003 to $2,900 for the remainder of the year. The Company expects that the impact of this competition will continue to have an adverse effect on its omeprazole revenues in future periods.

      Total revenues of $381,603 for fiscal year 2002 increased $110,568, or 41%, from total revenues in fiscal year 2001. The revenue increase was primarily due to higher net sales of megestrol acetate oral suspension, introduced in late July 2001, new products introduced in fiscal year 2002, particularly tizanidine (Zanaflex(R)), metformin (Glucophage(R)), flecainide (Tambocor(R)) and nizatidine (Axid(R)), sold under distribution agreements with Reddy or Genpharm, and the addition of five BMS brand products, sold pursuant to an agreement with BMS. Net sales of fluoxetine and megestrol acetate oral suspension in fiscal year 2002 were $85,800 and $83,000, respectively, compared to $122,300 and $43,900, respectively, in the prior year. Net sales of distributed products represented approximately 60% and 66%, respectively, of the Company's total revenues in fiscal years 2002 and 2001.

GROSS MARGINS

      The Company's gross margin of $283,175 (43% of total revenues) for fiscal year 2003 increased $99,885 from $183,290 (48% of total revenues) for fiscal year 2002. The gross margin dollar increase was achieved primarily as a result of contributions from sales of new products, as described above, and, to a lesser extent, higher sales of certain existing products and additional revenues from omeprazole pursuant to an agreement with Genpharm. In accordance with the GSK Settlement and the Pentech Supply and Marketing Agreement, Par pays royalties to GSK and Pentech on sales of paroxetine. As a result of these arrangements, the gross margin as a percentage of total revenues declined as net sales of paroxetine after profit splits yielded a significantly lower gross margin percentage than the Company's average gross margin as a percentage of total revenues of its other products over the last three fiscal years.

      In fiscal year 2003, a higher gross margin contribution from fluoxetine 40 mg due to increases in net sales and in the Company's profit sharing percentage under its agreement with Dr. Reddy following the end of the Company's exclusivity period more than offset lower gross margin contributions from fluoxetine 10 mg and 20 mg tablets, which are subject to profit sharing agreements with Genpharm. As discussed above, additional generic manufacturers introduced and began marketing comparable fluoxetine products following the expiration of the Company's exclusivity period in January 2002, adversely effecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths. The Company's gross margin for paroxetine, megestrol acetate oral suspension and fluoxetine 40 mg could also decline when, and as, additional manufacturers introduce and market comparable generic products.

      The Company's gross margin for fiscal year 2002 of $183,290 (48% of total revenues) increased $73,561 from $109,729 (40% of total revenues) in the prior year. The gross margin improvement was achieved primarily through the additional contributions from sales of higher margin new products, including megestrol acetate oral suspension and, to a lesser extent, increased sales of certain existing products. Megestrol acetate oral suspension contributed approximately $33,600 in additional gross margin for fiscal year 2002 when compared to fiscal year 2001. The effects of gross margin declines resulting from lower pricing on the fluoxetine 40 mg capsule were partially offset by an increase in the Company's profit sharing percentage under an agreement with Dr. Reddy. Although net sales of the fluoxetine products declined in 2002, the increased profits on the 40 mg capsule lessened the impact of the lower margin contributions from the 10 mg and 20 mg tablets.

      Inventory write-offs were $3,059, $3,096 and $1,790, respectively, for fiscal years 2003, 2002 and 2001. The inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work in process inventory not meeting the Company's quality control standards. The write-offs in fiscal year 2002 included the write-off of inventory for a product whose launch was delayed due to unexpected patent issues and certain raw material not meeting the Company's quality control standards. The increase from fiscal year 2001 was primarily attributable to normally occurring write-offs resulting from increased production required to meet higher sales and inventory levels. The Company maintains inventory levels that it believes are appropriate to optimize customer service.

OPERATING EXPENSES/INCOME

RESEARCH AND DEVELOPMENT

      Research and development expenses of $24,581 for fiscal year 2003 increased $6,671, or 37%, from $17,910 for fiscal year 2002. The higher expenses were primarily attributable to biostudies, including the Company's share of Genpharm's biostudy costs for products covered under their distribution agreements. In addition, higher costs were incurred for raw material and additional personnel to support increased research and development activity in fiscal year 2003 and in the future.

      Although there can be no such assurance, the Company expects its total annual research and development expenses for fiscal year 2004 to exceed the total for fiscal year 2003 by approximately 50%. The increase is expected as a result of increased internal development activity, third-party projects and research and development joint venture activity.

      The Company currently has 11 ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. In fiscal year 2004, the Company expects that at least ten of the potential products in active development will be the subjects of biostudies throughout fiscal year 2004.

      The Company and Genpharm have entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products and submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par will serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered by this Agreement. Currently, there is one ANDA for a potential product that is covered by the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing one product and receiving royalties on another product covered under the Genpharm 11 Product Agreement.

      The Company and Genpharm have also entered into a distribution agreement (the "Genpharm Distribution Agreement"), dated March 25, 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are seven ANDAs for potential products (three tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement.

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

      Research and development expenses of $17,910 for fiscal year 2002 increased $6,797, or 61%, from $11,113 for the prior year. The increased costs were primarily attributable to additional payments of approximately $7,100 for development work performed for the Company by unaffiliated companies, particularly Aveva Drug Delivery Systems, (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, related to the development of a clonidine transdermal patch and other products and, to a lesser extent, higher costs for personnel, the acquisition of FineTech and funding of SVC Pharma, a joint venture partnership between the Company and Rhodes Technologies, Inc., an affiliated company of Purdue Pharma L.P. These expenses were partially offset by lower biostudy costs, primarily related to products covered under distribution agreements with Genpharm, in fiscal year 2001.

      The Company purchased FineTech, based in Haifa, Israel, from ISP in April 2002. One of the Company's potential first-to-file products, latanoprost, resulted from the Company's relationship with FineTech prior to its acquisition. In addition, the Company and FineTech are currently collaborating on two additional products for which ANDAs have already been filed with the FDA (see "Notes to Consolidated Financial Statements - Note 7 - Acquisition of FineTech").

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative costs of $57,575 (9% of total revenues) for fiscal year 2003 increased $17,360 from $40,215 (11% of total revenues) for fiscal year 2002. The increase in 2003 was primarily attributable to higher costs for product liability and directors and officers insurance of approximately $3,700, a charge of $3,712 related to a retirement package for the Company's former chairman, president and chief executive officer, and marketing expenses of approximately $1,100. In addition, the Company incurred increased expenses it believes are necessary to support the Company's growth, including costs for additional personnel of approximately $5,000, additional warehouse and administrative office facilities of $1,800, corporate strategic planning of
$1,700 and information systems assessments. Distribution costs include those related to shipping products to the Company's customers, primarily through the use of common carriers or external distribution services. Shipping costs of approximately $2,700 in fiscal year 2003 were comparable to costs of $2,800 in fiscal year 2002. Although overall sales volumes increased in fiscal year 2003, shipping costs remained at approximately the same level as fiscal year 2002 due to a reduced amount of reliance on an external distribution service. The Company's legal expenses in fiscal year 2003 were lower than those incurred in fiscal year 2002 due to the sharing of certain costs with a strategic partner. The Company anticipates that it will continue to incur a high level of legal expenses related to litigations connected with potential new product introductions (see "Notes to Consolidated Financial Statements- Note 14
-Commitments, Contingencies and Other Matters-Legal Proceedings"). Selling, general and administrative costs are expected to increase by 10% to 20% in fiscal year 2004 primarily due to increased marketing activity.

      The Company's former chairman, president and chief executive officer, Kenneth I. Sawyer, retired, effective July 2003, and resigned from the Board, effective September 2003. Mr. Sawyer will continue to be available to consult with the Company through 2004. A charge of approximately $3,712 associated with Mr. Sawyer's retirement package was recorded in 2003. The retirement package consists of expenses for accelerated stock options, a severance payment and the remainder of his 2003 salary and benefits.

      Selling, general and administrative costs of $40,215 (11% of net sales) for fiscal year 2002 increased $18,337 from $21,878 (8% of net sales) for fiscal year 2001. The increase in 2002 was primarily attributable to additional legal fees of approximately $6,000, personnel costs of $4,200 and, to a lesser extent, product liability insurance and distribution costs associated with new product introductions and higher sales volumes. Distribution costs include those related to shipping products to the Company's customers, primarily through the use of common carriers or external distribution services. Shipping costs totaled approximately $2,800 in fiscal year 2002, an increase of $1,500 from the prior year.

SETTLEMENTS

      On March 5, 2002, the Company entered into an agreement with BMS acquiring the United States rights to five brand products from BMS. The products were the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. To obtain the rights to these five products, the Company agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, and paid $1,024 in March 2002 and $1,025 in April 2003. The Company determined, through an independent third-party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and recorded as settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over the seven-year period beginning in March 2002, with the net amount included in intangible assets on the Company's consolidated balance sheets.

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

INTEREST INCOME/EXPENSE

      Net interest expense of $281 for fiscal year 2003 includes interest payable on the convertible debt partially offset by interest income derived primarily from short-term investments. Net interest income of $604 in fiscal year 2002 was primarily derived from money market and other short-term investments. Net interest expense of $442 in fiscal year 2001 was primarily due to outstanding balances on the Company's line of credit with General Electric Capital Corporation ("GECC") during the year.

INCOME TAXES

      The Company recorded provisions for income taxes of $78,110, $50,799 and $22,010, respectively, for the fiscal years 2003, 2002 and 2001 based on the applicable federal and state tax rates for those periods. The provision in fiscal year 2001 was net of tax benefits of $9,092 related to previously unrecognized NOL carryforwards (see "Notes to Consolidated Financial Statements
- Note 13 - Income Taxes").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of $162,549 at December 31, 2003 increased $97,428 from $65,121 at December 31, 2002, primarily due to cash provided by operations and, to a lesser extent, proceeds from the issuance of shares of Common Stock, primarily from the exercise of stock options. The Company invested $24,035 in capital improvements in fiscal year 2003, up from $6,921 in the prior year, primarily for the expansion of its laboratories in Spring Valley, New York, its administrative offices in Woodcliff Lake, New Jersey and its warehouse facilities in Montebello, New York. In addition, the Company purchased new production machinery for its packaging lines and made improvements in its information technology. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

      Working capital, which is current assets minus current liabilities, of $459,802 at December 31, 2003 increased $323,497, from $136,305 at December 31,
2002, primarily due to available for sale securities purchased with the net proceeds from the issuance of convertible debt, and increases in the Company's cash position and accounts receivable, partially offset by higher payables due to distribution agreement partners, particularly those due to GSK. The available for sale securities include debt securities issued by state and local municipalities and agencies and securities issued by the United States government and agencies and all are available for immediate sale. The working capital ratio of 3.75x at December 31, 2003, which is calculated by dividing current assets by current liabilities, improved from 2.83x at December 31, 2002. The Company believes that its strong working capital ratio indicates an ability to meet its ongoing and foreseeable future obligations.

      In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds from the notes of $177,945 were net of underwriting costs of $5,250 and the net payment for the call option and warrant transactions described below, and were used to purchase available for sale securities in October 2003. The Company intends to use its current liquid position to support the expansion of its business, including increasing its research and development activities, entering into product license arrangements and possibly acquiring complementary businesses and products, and for general corporate purposes (see "Notes to Consolidated Financial Statements
- Note 10 - Long-Term Debt").

      Concurrently with the sale of the convertible notes, the Company purchased call options on its Common Stock (the "purchased call options") that are designed to mitigate the potential dilution from conversion of the convertible notes. The cost of the purchased call options of $49,368 was recognized in additional paid-in-capital on the Company's consolidated balance sheets in fiscal year 2003. The cost of the purchased call options was partially offset by the sale of warrants (the "sold warrants") to acquire shares of the Common Stock to the counterparty with whom the Company entered into the purchased call options. The gross proceeds from the sale of the sold warrants of $32,563 were also recognized in additional paid-in-capital on the Company's consolidated balance sheets in fiscal year 2003.

      In October 2003, the Company purchased one million shares of the common stock of Advancis in its initial public offering of six million shares on October 16, 2003. The purchase price was $10 per share and the transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4% of the outstanding common stock of Advancis. Advancis' has stated that its focus is on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. Unlike immediate release antibiotics, Advancis' antibiotics are delivered in three to five sequential pulses within the first six to eight hours following initial dosing. As referred to in "Notes to Consolidated Financial Statements - Note 8 - Research and Development Agreements", Par and Advancis have a licensing agreement providing Par the marketing rights to the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R).

      As of December 31, 2003, the Company had payables owed to distribution agreement partners of $88,625, related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK on paroxetine. The Company expects to pay these amounts out of its working capital during the first quarter of 2004.

      The dollar values of the Company's material contractual obligations and commercial commitments as of December 31, 2003 were as follows:

                                                AMOUNTS DUE BY PERIOD
                                                ---------------------
                       TOTAL MONETARY             2005 TO   2008 TO    2010 AND
OBLIGATION               OBLIGATION      2004      2007       2009    THEREAFTER
----------               ----------      ----      ----       ----    ----------
Operating leases           $17,795     $3,017    $7,199     $4,485      $3,094
Convertible notes*         200,000          -         -          -     200,000
Other                          333        122       211          -           -
                               ---        ---       ---          -       -----

Total obligations         $218,128     $3,139    $7,410     $4,485    $203,094
                           =======      =====     =====      =====     =======

      *The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

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

      Par and Nortec entered into an agreement, dated October 22, 2003, in which the two companies agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by Par in fiscal year 2003, $1,000 is due in fiscal year 2004 and $500 is due in fiscal year 2005. On or before October 15, 2005, Par has the option to either
(i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par's acquisition, if any, of Nortec.

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

      Par entered into the Advancis Licensing Agreement, dated September 4, 2003, with Advancis to market the antibiotic Clarithromycin XL. Pursuant to the Advancis Licensing Agreement, Advancis is responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. If certain provisions in the Advancis Licensing Agreement are met, Par has agreed to pay Advancis an aggregate amount of up to $6,000 based on the achievement of certain milestones contained in the Agreement. An ANDA for the product is expected to be submitted to the FDA in the near future. Pursuant to the Advancis Licensing Agreement, Par agreed to pay Advancis a certain percentage of the gross profits, as defined in the Agreement, on all sales of the product if it is successfully developed and introduced into the market.

      Par entered into an agreement with BMS, dated August 6, 2003, to license the brand name Megace(R) to be used for a potential new product currently in development. The product, if successfully developed, would be a line extension of the Company's megestrol acetate oral suspension products. Pursuant to this agreement, Par paid BMS $5,000 in August 2003, which is included in intangible assets on the Company's consolidated balance sheets at December 31, 2003. As part of this agreement, Par also provided BMS with funding of approximately $400 in fiscal year 2003 to support the active promotion of the brand, which was expensed as incurred, and will provide an additional $1,600 throughout 2004 to help retain brand equity and awareness among physicians.

      In November 2002, the Company amended its agreement, dated November 2001, with Pentech to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments to Pentech. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300 for fiscal year 2003. In fiscal year 2003, the Company paid Pentech $771 of these costs, which were charged to research and development expenses as incurred, pursuant to the Pentech Supply and Marketing Agreement. The Company is negotiating with Pentech to further amend the Pentech Supply and Marketing Agreement concerning gross profit splits, reimbursement of research and development expenses and sharing of legal expenses and other costs related to paroxetine.

      In July 2002, the Company and Three Rivers entered into a distribution agreement (the "Three Rivers Distribution Agreement"), which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Par will have the exclusive right to sell the product in non-hospital markets upon FDA approval and final marketing clearance and pay Three Rivers a percentage of the gross profits (as defined in the Agreement). The Company paid Three Rivers $1,000 in November 2002, which was charged to research and development expense, and has agreed to pay Three Rivers $500 at such time as Par commercially launches the product.

      Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products covered under the agreement. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered under this agreement. In the second quarter of 2002, the Company paid Genpharm a non-refundable fee of $2,000, included in intangible assets on the consolidated balance sheets, for two of the products. Pursuant to the Genpharm 11 Product Agreement, the Company's share of development and legal costs related to the other products has been expensed as incurred. The Company will also be required to pay an additional non-refundable fee of up to $414 based upon FDA acceptance of certain filings, as defined in the agreement.

      In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in High Rapids, Inc. ("HighRapids"), a Delaware corporation. High Rapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through December 31, 2003, the Company had invested $1,386 of its potential investment. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the Company's consolidated statements of operations (see "Notes to Consolidated Financial Statements - Note 14 - Commitments, Contingencies and Other Matters-Other Matters").

      In April 2001, Par entered into a licensing agreement with Aveva to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Aveva is responsible for the development and manufacture of the product, while Par is responsible for marketing, sales and distribution. Pursuant to the agreement, Par paid Aveva $1,167 in fiscal year 2001 and $833 in 2002, which were charged to research and development expenses in the respective years. In addition, Par has agreed to pay Aveva $1,000 upon FDA approval of the product and a royalty on all sales of the product.

      The Company expects to continue to fund its operations, including research and development activities, capital projects, and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital, including the proceeds from the issuance of its convertible debt. The Company anticipates that its capital spending in fiscal year 2004 will not exceed its levels of fiscal year 2003. Implementation of the Company's business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

FINANCING

      At December 31, 2003, the Company's total outstanding long-term debt, including the current portion, was $200,333. The amount consisted primarily of senior subordinated convertible notes and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year, with the first payment due on March 30, 2004. The notes are convertible into Common Stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

      The Company decided not to move a portion of FineTech's operation, including personnel and technological resources to a laboratory facility in Rhode Island and, in October 2003, paid the outstanding balance on the industrial revenue bond that was to be used for this operation.

      In December 1996, Par entered into a loan agreement with GECC. The loan agreement, as amended in December 2002, provided Par with a revolving line of credit expiring in March 2005, pursuant to which Par was permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or
(ii) $30,000. The Company terminated the loan agreement in October 2003.

      At December 31, 2002, the Company's total outstanding long-term debt, including the current portion, amounted to $3,022. The amount consisted primarily of an outstanding mortgage loan with a bank, an industrial revenue bond and capital leases for computer equipment. The Company paid the remaining balance on the mortgage loan in February 2003.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

      Critical accounting policies are those most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition including the determination of sales returns and allowances, the determination of whether certain costs pertaining to the Company's significant development and marketing agreements are capitalized or expensed as incurred, the valuation and assessment of impairment of intangible assets, the determination of depreciable and amortizable lives and issues related to legal proceedings. In applying such policies, management must use some amounts that are based on its informed judgments and estimates. Because of the uncertainties inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND ALLOWANCES:

      The Company recognizes revenues for product sales when title and risk of loss pass to its customers, and simultaneously records estimates for sales returns, chargebacks, rebates, shelf-stock or price protection adjustments or other sales allowances, as reductions in revenues, with corresponding adjustments to the accounts receivable allowances (see "Notes to Consolidated Financial Statements- Note 3 - Accounts Receivable"). The Company has the historical experience and access to other information, including the total demand for each drug that the Company manufactures or distributes, the Company's market share, recent or pending new drug introductions, inventory practices of the Company's customers, resales by its customers to end-users having contracts with the Company, and rebate agreements with each customer, necessary to reasonably estimate the amount of such sales returns and allowances. Some of the assumptions used for certain of the Company's estimates are based on information received from third parties, such as customer inventories at a particular point in time, or other market factors beyond the Company's control. The Company regularly reviews all information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates. The Company's reserves related to the items described above at December 31, 2003 and 2002 totaled $139,748 and $113,008, respectively.

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

      The accounts receivable allowances include provisions for returns. The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date, (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer and (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed.

      The accounts receivable allowances also include provisions for doubtful accounts and price adjustments, including terms discounts, sales promotions and shelf-stock adjustments. Terms discounts are given to customers that pay within a specific period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory that the customer had on hand at the time of the price reduction.

      The Company will generally offer price protection for sales of new generic drugs for which it has a market exclusivity period. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for a shelf-stock adjustment to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. The Company may also offer price protection with respect to existing products for which it anticipates significant price erosion through an increase in competition. The Company estimates the amount by which prices will decline based on its monitoring of the number and status of FDA applications and tentative approvals and its historical experience with other drugs for which the Company had market exclusivity. The Company estimates the amount of shelf stock that will remain at the end of an exclusivity period based on both its knowledge of the inventory practices for wholesalers and retail distributors and conversations it has with its major customers. Using these factors, the Company estimates the total price protection credit that it will have to issue at the end of an exclusivity period and records charges (reductions of sales) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the end of the exclusivity period. As noted above, although the Company believes it has the information necessary to reasonably estimate the amount of such price protection at the time that the product is sold, there are inherent risks associated with these estimates. The Company adjusts its price protection reserves accordingly if and when actual experience differs from those estimates. At December 31, 2003 and 2002, the Company did not have any significant price protection reserves.

RESEARCH AND DEVELOPMENT AND MARKETING AGREEMENTS:

      The Company will either capitalize or expense amounts related to the development and marketing of new products and technologies through third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Under the Company's accounting policies, amounts related to the Company's funding of the research and development efforts of third parties or to the purchase of contractual rights to products that have not been approved by the FDA where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty, as well as an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. The Company records the value of these agreements based on the purchase price and subsequent milestone payments related to each agreement. Capitalized costs are amortized over the estimated useful lives over which the related cash flows are expected to be generated and charged to cost of goods sold. Market, regulatory or legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

GOODWILL AND INTANGIBLE ASSETS:

      The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by independent third-party valuation firms. In addition, certain amounts paid to third parties related to the development and marketing of new products and technologies, as described above, are capitalized and included in intangible assets on the consolidated balance sheets. The goodwill is tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. As a result of the acquisition of FineTech in fiscal year 2002, the Company had recorded goodwill of $24,662 at December 31, 2002. In addition, intangible assets with definitive lives, net of accumulated amortization, totaled $35,564 and $35,692, respectively, at December 31, 2003 and 2002.

LEGAL PROCEEDINGS:

      The Company records its costs, including patent litigation expenses, related to legal proceedings as incurred in selling, general and administrative expenses. As discussed in "Notes to Consolidated Financial Statements - Note 14
- Commitments, Contingencies and Other Matters", the Company is a party to several patent infringement matters whose outcome could have a material impact on its future profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes that these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on its future profitability, cash flows or financial condition. The Company is defending or intends to defend or, in cases where the Company is plaintiff, prosecute these actions vigorously.

NEW ACCOUNTING PRONOUNCEMENTS:

      In June 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company completed its evaluation of the impact of the adoption of this statement and determined that it did not have a material impact on the Company's consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company determined the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation Number ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of this interpretation will not have any impact on its financial position or results of operations.

      In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures required to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

SUBSEQUENT EVENTS

      Par and Advancis have signed a letter of intent, dated March 1, 2004, subject to execution of a definitive agreement, to enter into an agreement to develop and market a novel formulation of the antibiotic amoxicillin. The companies intend to develop a low dose pulsatile form of amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. A 505(b)(2) NDA seeking marketing clearance for amoxicillin PULSYS(TM) is expected to be submitted to the FDA by Advancis in 2005. The companies expect to add additional products to their collaboration in the future.

      Under the terms of a definitive agreement, Par would pay Advancis $5,000 over 12 months and fund development expenses going forward. Advancis will grant Par the exclusive right to sell and distribute the product and the co-exclusive right to promote and market the product. Advancis will be responsible for the manufacturing program. Par and Advancis will share equally in marketing expenses and profits. The companies expect to finalize the agreement in the second quarter of 2004.

      On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. The Company intends to defend vigorously the claims set forth in the complaint.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

      The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available for sale securities at December 31, 2003. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term nature.

      The following table summarizes the available for sale securities that subject the Company to market risk at December 31, 2003 and 2002:

                                                             2003       2002
                                                             ----       ----
      Debt securities issued by various state and
        local municipalities and agencies                  $185,450      $-
      Securities issued by United States government
        and agencies                                         10,050       -
                                                             ------
      Total                                                $195,500      $-
                                                            =======       =

AVAILABLE FOR SALE SECURITIES:

      The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining safety of principal. The investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $195,500 of available for sale securities that have a maturity greater than one year.

      The Company is also subject to market risk in respect of its investment in Advancis, which is subject to fluctuations in the price of Advancis common stock, which is publicly traded. The Company paid $10,000 to purchase one million shares of the common stock of Advancis at $10 per share in its initial public offering of six million shares on October 16, 2003. The transaction closed on October 22, 2003. The value of the Company's investment in Advancis as of December 31, 2003 was $7,500.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  ---------------------------------------------------------

      See Index to Consolidated Financial Statements and Schedule.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

      In May 2002, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") to serve as the Company's independent auditor for 2002. Prior to that date, Arthur Andersen LLP ("Andersen") had served as the Company's independent public accountants.

      The reports by Andersen on the Company's consolidated financial statements for fiscal year 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on the Company's consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the filing of the Company's Annual Report on Form 10-K.

      During fiscal year 2001, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

      The decision to change accountants was recommended by the Audit Committee, and approved by the Board, on May 1, 2002.

      During 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2003 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.
--------  ------------------------

      Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

      The Company hereby incorporates by reference the information set forth under the caption "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

      The Company hereby incorporates by reference the information set forth under the caption "Executive Compensation" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

      The Company hereby incorporates by reference the information set forth under the caption "Security Ownership" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

      The Company hereby incorporates by reference the information set forth under the caption "Certain Relationships and Related Transactions" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------  ---------------------------------------

      Information required by Item 14 of this Form and the audit committee's pre-approval policies and procedures regarding the engagement of the principal accountant is incorporated herein by reference to the caption "Audit Committee Report - Independent Auditor Fees" from the Company's definitive Proxy Statement to be delivered to stockholders of the Company in connection with its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

      (a)(1)&(2) FINANCIAL STATEMENTS AND SCHEDULES.

      See Index to Consolidated Financial Statements and Schedules after Signature Page.

      (a)(3)     EXHIBITS.

3 Agreement and Plan of Merger, dated as of May 12, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated July 9, 2003 and incorporated herein by reference.

3.1 Certificate of Incorporation of the Company, dated May 9, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated July 9, 2003 and incorporated herein by reference.

3.2 By-Laws of the Company, as last amended on June 18, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated July 9, 2003 and incorporated herein by reference.

10.1 1989 Employee Stock Purchase Program of the Company - previously filed as an exhibit to the Registrant's proxy statement dated August 16, 1990 and incorporated herein by reference.

10.2 1990 Stock Incentive Plan of the Company, as amended - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the 1997 fiscal year and incorporated herein by reference.

10.3 Amended and Restated 1997 Directors' Stock Option Plan - previously filed on July 1, 2003 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference.

10.4 2000 Performance Equity Plan - previously filed as an exhibit to the Registrant's Annual Report for the 2000 fiscal year and incorporated herein by reference.

10.5 2001 Performance Equity Plan (As Amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) - previously filed on June 30, 2003 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.

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

10.9 Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between Pharmaceutical Resources, Inc. and Kenneth I. Sawyer - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

10.9.1 Employment Agreement, dated as of February 9, 2004, by and between Pharmaceutical Resources, Inc., and Scott L. Tarriff.

10.9.2 First Amendment to Employment Agreement, dated as of February 20, 2004, between Pharmaceutical Resources, Inc., and Dennis J. O'Connor.

10.9.3 Employment Agreement, dated as of February 6, 2003, by and between Pharmaceutical Resources, Inc., and Dennis J. O'Connor - previously filed as an exhibit to the Registrant's Annual Report for the 2002 fiscal year and incorporated herein by reference.

10.9.4 Employment Agreement, dated as of December 18, 2002, by and between Pharmaceutical Resources, Inc., and Dr. Arie Gutman - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

10.9.5 Employment Agreement, dated as of November 24, 2003, by and between Pharmaceutical Resources, Inc. and Thomas Haughey.

10.10 Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report for the 1996 fiscal year and incorporated herein by reference.

10.11      Lease   Agreement,   dated   as  of  May  24,   2002,   between   Par
           Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.

10.11.1 Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.

10.11.2 Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.

10.12 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report for the 1997 fiscal year and incorporated herein by reference.

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

10.21 Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc - previously filed as an exhibit to the Registrant's Report on Form 8-K dated June 30, 1998 and incorporated herein by reference.

10.22 Manufacturing and Supply Agreement, dated April 30, 1997, between Par and BASF Corporation - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

10.23 Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
           10.24 Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.25 Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.26 License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.27 License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.28 Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy's Laboratories Limited, and Reddy-Cheminor, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.29 Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.30 Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.31 Letter Agreement, dated as of December 28, 2001, among Pharmaceutical Resources, Inc., ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) - previously filed as an exhibit to the Registrant's Report on Form 8-K dated January 11, 2002 and incorporated herein by reference.

10.32 Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc., dated April 17, 2002 - previously filed as an exhibit to the Registrant's Report on Form 8-K dated April 17, 2002 and incorporated herein by reference.

10.35 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten(R), Capozide(R), Questran(R) and Questran Light(R) Brands - previously filed as an exhibit to the Registrant's Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.36 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin(R) Brand - previously filed as an exhibit to the Registrant's Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.37 11 Product Development Agreement, effective April 2002, between Pharmaceutical Resources, Inc. and Genpharm, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.38 SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., and UDF LP, a Delaware limited partnership, and the other parties named therein - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.39 Patent and Know How License Agreement, dated May 24, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.40 Amendment No. 1 to the Patent and Know How License Agreement dated May 24, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.41 Patent and Know How License Agreement dated June 14, 2002 among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.42 License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.43 First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.44 First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report for the 2002 fiscal year and incorporated herein by reference. *

10.45 Termination Agreement, dated December 20, 2002, relating to Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report for the 2002 fiscal year and incorporated herein by reference *

10.46 Asset Purchase Agreement, dated December 5, 2002, by and between Israel Pharmaceutical Resources L.P. and Trima, Israel Pharmaceutical Products, Maabarot LTD- previously filed as an exhibit to the Registrant's Annual Report for the 2002 fiscal year and incorporated herein by reference.

10.47 Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report for the 2002 fiscal year and incorporated herein by reference. *

10.48 Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc.* - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

10.49 Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc.* - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

10.50 License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc.* - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.

10.51 Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par
           Pharmaceutical, Inc.* - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.

10.52 Purchase Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 - previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.53 Indenture between the Company and American Stock Transfer & Trust Company, dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.54 Registration Rights Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003- previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S -3 (File No. 333-111567) and incorporated herein by reference.

10.55 Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.*

10.56 Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc.*

21         List of Subsidiaries.

31.1       Certification of Principal Executive Officer

31.2       Certification of Principal Financial Officer

32.1       Certification  by the Chief Executive  Officer  pursuant to 18 U.S.C.
           Section   1350,   as  adopted   pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002.

32.2       Certification  by the Chief Financial  Officer  pursuant to 18 U.S.C.
           Section   1350,   as  adopted   pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002.

      (a)(4) REPORTS ON FORM 8-K. During the fourth quarter ended December 31, 2003, the Company filed a Current Report on Form 8-K on September 29, 2003.

------------------------------------------

* Certain portions have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004                         PHARMACEUTICAL RESOURCES, INC.
                                              ------------------------------
                                                       (REGISTRANT)

                                                   /s/ Scott L. Tarriff
                                              ------------------------------
                                                       Scott L. Tarriff
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                            TITLE                         DATE
    ---------                            -----                         ----

/s/ Mark Auerbach               Executive Chairman of the         March 15, 2004
-----------------               Board of Directors
Mark Auerbach


/s/ Scott L. Tarriff            President, Chief Executive        March 15, 2004
--------------------            Officer and Director
Scott L. Tarriff


/s/ Dennis J. O'Connor          Vice President and Chief          March 15, 2004
----------------------          Financial Officer
Dennis J. O'Connor              (Principal Accounting and
                                Financial Officer)


/s/ John D. Abernathy           Director                          March 15, 2004
---------------------
John D. Abernathy


/s/ Arie Gutman                 Director                          March 15, 2004
---------------
Arie Gutman


/s/ Peter S. Knight             Director                          March 15, 2004
-------------------
Peter S. Knight


/s/ Ronald M. Nordmann          Director                          March 15, 2004
----------------------
Ronald M. Nordmann


/s/ Peter W. Williams           Director                          March 15, 2004
---------------------
Peter W. Williams

                         PHARMACEUTICAL RESOURCES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       FILED WITH THE ANNUAL REPORT OF THE
                              COMPANY ON FORM 10-K

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     PAGE
                                                                     ----
   INCLUDED IN PART II:
   --------------------

   Independent Auditors' Reports                                  F-2 and F-3

   Consolidated Balance Sheets at December 31, 2003 and 2002          F-4

   Consolidated Statements of Operations and Retained Earnings
   (Accumulated Deficit) for the years ended December 31, 2003,
   2002 and 2001                                                      F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001                                   F-6

   Notes to Consolidated Financial Statements                   F-7 through F-30


  INCLUDED IN PART IV:
  --------------------

  SCHEDULE:

  II Valuation and qualifying accounts                                F-31

                -------------------------------------------------

  Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pharmaceutical Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Pharmaceutical Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and retained earnings (accumulated deficit) and cash flows for the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2003, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of Pharmaceutical Resources, Inc.'s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits. Pharmaceutical Resources, Inc.'s consolidated financial statements and financial statement schedule for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report dated March 26, 2002 expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph that described a restatement to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Resources, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the two years ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP


Parsippany, New Jersey
February 25, 2004

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


/s/ ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 26, 2002

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (In Thousands, Except Share Data)

    ASSETS                                                2003            2002
    ------                                                ----            ----
Current assets:
 Cash and cash equivalents                             $162,549          $65,121
 Available for sale securities                          195,500                -
 Accounts receivable, net of allowances of
    $40,357 and $36,257                                 157,707           55,310
 Inventories, net                                        66,713           51,591
 Prepaid expenses and other current assets               10,033            6,089
 Deferred income tax assets                              34,473           32,873
                                                         ------           ------
 Total current assets                                   626,975          210,984
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization              46,813           27,055
Investment - Advancis                                     7,500                -
Intangible assets, net                                   35,564           35,692
Goodwill                                                 24,662           24,662
Deferred charges and other assets                         6,899            1,064
Unexpended industrial revenue bond proceeds                   -            2,000
Non-current deferred income tax assets, net              14,399                -
                                                         ------            -----
Total assets                                           $762,812         $301,457
                                                        =======          =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
 Current portion of long-term debt                         $122             $596
 Accounts payable                                        20,157           14,637
 Payables due to distribution agreement partners         88,625           18,163
 Accrued salaries and employee benefits                   7,363            5,175
 Accrued expenses and other current liabilities          24,654           10,034
 Income taxes payable                                    26,252           26,074
                                                         ------           ------
 Total current liabilities                              167,173           74,679
                                                        -------           ------
Long-term debt, less current portion                    200,211            2,426
Deferred income tax liabilities, net                          -            3,562
Other long-term liabilities                                 347                -
Commitments and contingencies

Stockholders' equity:
 Preferred Stock, par value $.0001 per share;
   authorized 6,000,000 shares; none issued
   and outstanding                                            -                -
 Common Stock, par value $.01 per share;
  authorized 90,000,000 shares;
  issued and outstanding 34,318,163 and
  32,804,480 shares                                         343              328
 Additional paid-in capital                             171,931          118,515
 Retained earnings                                      224,480          101,947
 Accumulated other comprehensive loss                    (1,673)               -
                                                          -----     ------------
    Total stockholders' equity                          395,081          220,790
                                                        -------          -------
Total liabilities and stockholders' equity             $762,812         $301,457
                                                        =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (In Thousands, Except Per Share Amounts)

                                                2003         2002          2001
                                                ----         ----          ----
Revenues:
 Net product sales                           $646,023     $380,848     $271,035
 Other product related revenues                15,665          755            -
                                               ------          ---  -----------
Total revenues                                661,688      381,603      271,035
Cost of goods sold                            378,513      198,313      161,306
                                              -------      -------      -------
     Gross margin                             283,175      183,290      109,729
                                              -------      -------      -------
Operating expenses (income):
 Research and development                      24,581       17,910       11,113
  Selling, general and administrative          57,575       40,215       21,878
  Settlements                                       -       (9,051)           -
  Acquisition termination charges                   -        4,262            -
                                               ------        -----       ------
     Total operating expenses                  82,156       53,336       32,991
                                               ------       ------       ------
     Operating income                         201,019      129,954       76,738
Other expense, net                                (95)        (305)        (364)
Interest (expense) income                        (281)         604         (442)
                                                  ---          ---          ---
Income before provision for income taxes      200,643      130,253       75,932
    Provision for income taxes                 78,110       50,799       22,010
                                               ------       ------       ------
NET INCOME                                    122,533       79,454       53,922
Retained earnings (accumulated deficit),
 beginning of year                            101,947       22,493      (31,429)
                                              -------       ------       ------
Retained earnings, end of year               $224,480     $101,947      $22,493
                                             ========      =======       ======
NET INCOME PER SHARE OF COMMON STOCK:
 BASIC                                          $3.66        $2.46        $1.76
                                                 ====         ====         ====
DILUTED                                         $3.54        $2.40        $1.68
                                                 ====         ====         ====

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
 BASIC                                         33,483       32,337       30,595
                                               ======       ======       ======
 DILUTED                                       34,638       33,051       32,190
                                               ======       ======       ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In Thousands)

                                                         2003          2002          2001
                                                         ----          ----          ----
Cash flows from operating activities:
  Net income                                           $122,533      $79,454       $53,922
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Deferred income taxes                                 667        1,045       (20,081)
      Depreciation and amortization                      10,131        5,775         3,349
      Inventory reserves                                   (748)       1,073         1,498
      Allowances against accounts receivable              4,100      (10,911)       43,214

      Settlements                                             -       (9,051)            -
      Stock option activity                               4,173           37       -
      Other                                                 628          991           181

    Changes in assets and liabilities:
      Increase in accounts receivable                  (106,497)      (6,390)      (58,917)
Increase in inventories                                 (14,374)     (21,138)      (12,707)
Increase in prepaid expenses and other assets            (8,041)     (10,634)       (4,377)
Increase (decrease) in accounts payable                   5,520       (3,469)        6,532
      Increase (decrease) in payables due to
         distribution agreement partners                 70,462      (14,132)       30,607
      Increase in accrued expenses and other
       liabilities                                       16,808        7,610         3,569
Increase in income taxes payable                         12,794       11,528        26,531
                                                         ------       ------        ------
    Net cash provided by operating activities           118,156       31,788        73,321
                                                        -------       ------        ------
Cash flows from investing activities:
  Capital expenditures                                  (24,035)      (6,921 )      (4,622)
  Purchases of available for sale securities           (195,530)           -             -
  Purchase of investments - Advancis                    (10,000)           -             -
  Acquisition of FineTech, net of cash acquired               -      (32,618)            -
  Proceeds from sale of fixed assets                          -          751         1,158
                                                        -------          ---         -----
    Net cash used in investing activities              (229,565)     (38,788)       (3,464)
                                                        -------       ------         -----
Cash flows from financing activities:
  Proceeds from issuances of Common Stock                34,194        2,656         7,597
  Sales of warrants                                      32,563            -             -
  Purchase of call options                              (49,368)           -             -
  Debt issuance costs                                    (5,863)           -             -
  Issuance of long-term debt                            200,301            -             -
  Restricted proceeds from industrial revenue bond            -        2,000             -
  Net payments from revolving credit line                     -            -        (9,666)
  Principal payments under long-term debt and other
   borrowings                                            (2,990)        (277)         (268)
                                                          -----          ---           ---
    Net cash provided by (used in) financing
     activities                                         208,837        4,379        (2,337)
                                                        -------        -----         -----
Net increase (decrease) in cash and cash equivalents     97,428       (2,621)       67,520
Cash and cash equivalents at beginning of year           65,121       67,742           222
                                                         ------       ------           ---
Cash and cash equivalents at end of year               $162,549      $65,121       $67,742
                                                        =======       ======        ======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Taxes                                                 $64,790      $38,211       $15,620
                                                         ======       ======        ======
  Interest                                                 $168         $148          $626
                                                            ===          ===           ===
Non-cash transactions:
  Tax benefit from exercise of stock options            $12,616         $220       $11,765
                                                         ======          ===        ======
  Tax benefit from purchased call options               $19,253           $-            $-
                                                         ======            =             =
  Decrease in fair value of available for sale
   securities                                            $2,530           $-            $-
                                                          =====            =             =

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                (Amounts in Thousands, Except Per Share Amounts)

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

      As a result of its reincorporation, the Company became the successor issuer to the New Jersey corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and succeeded to the New Jersey corporation's reporting obligations thereunder. Pursuant to Rule 12g-3(a) under the Exchange Act, the Company's common stock is registered under Section 12(b) of the Exchange Act.

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

      On April 17, 2002, the Company purchased FineTech from International Specialty Products ("ISP"). The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the accompanying consolidated financial statements include the operating results of FineTech from the date of acquisition.

USE OF ESTIMATES:

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining such items as provisions for chargebacks, rebates, returns, price adjustments, price protection and other sales allowances, depreciable/amortizable lives, pension benefits, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on its results of operations or financial condition.

INVENTORIES:

      Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow-moving inventories as necessary to properly reflect inventory value. Changes in these provisions are charged to cost of goods sold. The Company records distribution costs related to shipping product to the Company's customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for fiscal years 2003, 2002 and 2001 were approximately $2,700, $2,800 and $1,300, respectively.

DEPRECIATION AND AMORTIZATION:

      Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives that range from three to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS:

      The Company evaluates long-lived assets, including intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

RESEARCH AND DEVELOPMENT AND PATENT LITIGATION COSTS:

      Costs incurred by the Company's internal product development program to develop new products and obtain pre-marketing regulatory approval for such products are expensed as incurred and charged to research and development. The Company will either capitalize or expense amounts related to the development and marketing of new products and technologies through third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company's funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the United States Food and Drug Administration (the "FDA") where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty, as well as an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. The capitalized costs are amortized on an accelerated basis over the estimated useful life over which the related cash flows are expected to be generated and the amortization is charged to cost of goods sold. Patent litigation costs are expensed as incurred and included in selling, general and administrative expenses.

GOODWILL AND INTANGIBLE ASSETS:

      The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by independent third party valuation firms. In addition, certain amounts paid to third parties related to the development and marketing of new products and technologies, as described above, are capitalized and included in intangible assets on the consolidated balance sheets. Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives are capitalized and amortized over their estimated useful lives.

INCOME TAXES:

      Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

PENSION BENEFITS:

      The determination of the Company's obligation and expense for pension benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in the Commitments, Contingencies and Other Matters footnote to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND ALLOWANCES:

      The Company recognizes revenues for product sales when title and risk of loss pass to its customers, and simultaneously records estimates for sales returns, chargebacks, rebates, shelf-stock or price protection adjustments or other sales allowances, as a reduction in revenues, with a corresponding adjustment to the accounts receivable allowances. Customers are permitted to return unused product, after approval from the Company, up to 180 days before and one year after the expiration date for the product's lot. Additionally, certain customers are eligible for price rebates, offered as an incentive to increase sales volume, on the basis of the volume of purchases of a product over a specified period which generally ranges from one to three months, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMOs, which have contracts with the Company. The Company also generally offers price protection for sales of new generic drugs for which it has a market exclusivity period. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for a shelf-stock adjustment to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product. The Company may also offer price protection with respect to existing products for which it anticipates significant price erosion through an increase in competition. The Company records charges (reductions of revenue) to accrue this amount for specific product sales that will be subject to price protection based on the Company's estimate of customer inventory levels and market prices at the expiration of the exclusivity period. In each of the instances described above, the Company has the historical experience and access to other information, including the total demand for each drug the Company manufactures, the Company's market share, recent or pending introduction of new drugs, inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such sales allowances and returns, and records reserves for such sales allowances and returns at the time of sale.

EARNINGS PER COMMON SHARE DATA:

      Earnings per common share were computed by dividing earnings by the weighted average number of common shares outstanding. Earnings per common share assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair market values based upon the relatively short-term nature of these financial instruments. The carrying amount of the Company's long-term debt, including the current portion, approximate fair market value based upon current borrowing rates available to the Company.

CONCENTRATION OF CREDIT RISK:

      Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, retail drug store chains, managed health care providers and distributors. The Company believes the risk associated with this concentration is limited due to the number of wholesalers, drug store chains, managed health care providers and distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see "Note 3 - Accounts Receivable-Major Customers").

CASH EQUIVALENTS:

      The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

MARKETABLE SECURITIES:

      The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its marketable securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

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

      The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                               FOR THE YEARS ENDED DECEMBER 31,

                                                2003         2002        2001
                                                ----         ----        ----

Net income as reported                        $122,533     $79,454      $53,922

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                     1,263           -            -

Deduct: Stock-based employee compensation
  expense determined under the fair value
  based method, net of related tax effects     (10,372)    (7,702)       (5,137)
                                                ------      -----         -----
  Pro forma net income                        $113,424     $71,752      $48,785
                                               =======      ======       ======

Net income per share of common stock:
  As reported -Basic                             $3.66       $2.46        $1.76
                                                  ====        ====         ====
  As reported -Diluted                           $3.54       $2.40        $1.68
                                                  ====        ====         ====

  Pro forma -Basic                               $3.39       $2.22        $1.59
                                                  ====        ====         ====
  Pro forma -Diluted                             $3.27       $2.17        $1.52
                                                  ====        ====         ====

SEGMENTS OF AN ENTERPRISE:

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of financial information about operating segments in annual financial statements. The Company's management considers its business to be a single segment entity.

RECLASSIFICATIONS:

      Certain items in the consolidated financial statements and in the Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current period's consolidated financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

      In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company completed its evaluation of the impact of the adoption of this statement and determined that it did not have a material impact on the Company's consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company determined that the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation Number ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of this interpretation will not have any impact on its financial position or results of operations.

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

NOTE 2 - AVAILABLE FOR SALE SECURITIES:

      At December 31, 2003, all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. The following is a summary of the Company's available for sale securities, classified as short-term, at December 31, 2003:

                                                         UNREALIZED     FAIR
                                                COST    GAIN    LOSS    VALUE
                                                ----    ----    ----    -----
      Debt securities issued by various
        state and local municipalities and
        agencies                              $185,450   $-      $-   $185,450
      Securities issued by United States
        government and agencies                 10,080    -     (30)    10,050
                                                ------   --      --     ------
      Total                                   $195,530    -    $(30)  $195,500
                                               =======   ==      ==    =======

     All of the securities are available for immediate sale and have been classified as short-term. There were no proceeds from the sale of securities in fiscal year 2003. The following table summarizes the contractual maturities of debt securities at December 31, 2003:

                                                                 FAIR
                                                  COST           VALUE
                                                  ----           -----
      Less than one year                        $10,080        $10,050
      Due in 1-2 years                                -              -
      Due in 2-5 years                                -              -
      Due after 5 years                         185,450        185,450
                                                -------        -------
      Total                                    $195,530       $195,500
                                                =======        =======

      In addition to the short-term investments described above, the Company paid $10,000 to purchase one million shares of the common stock of Advancis Pharmaceutical Corporation ("Advancis"), a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of six million shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment represents an ownership position of 4.4% of the outstanding common stock of Advancis. As of December 31, 2003, the fair value of the Company's investment in Advancis was $7,500 based on the market value of the common stock of Advancis at that date. The Company recorded an unrealized loss of $2,500 in the investment that was charged to accumulated other comprehensive loss, net of taxes of $975, at December 31, 2003. Advancis' has stated that its focus is on developing and commercializing pulsatile drug products that fulfill unmet medical needs in the treatment of infectious disease. Unlike immediate release antibiotics, Advancis' antibiotics are delivered in three to five sequential pulses within the first six to eight hours following initial dosing. As referred to in "Note 8 - Research and Development Agreements", Par and Advancis have entered into a licensing agreement providing Par with the marketing rights to the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott Laboratories' ("Abbott") Biaxin XL(R).

NOTE 3 - ACCOUNTS RECEIVABLE:
                                                  DECEMBER 31,   DECEMBER 31,
                                                      2003           2002
                                                      ----           ----
      Trade accounts receivable, net of
        customer rebates and chargebacks           $196,888        $90,812
      Other accounts receivable                       1,176            755
                                                      -----            ---
      Allowances:
      Doubtful accounts                               1,756          1,156
      Returns                                        13,256         18,868
      Price adjustments and allowances               25,345         16,233
                                                     ------         ------
                                                     40,357         36,257
      Accounts receivable,
      net of allowances                            $157,707        $55,310
                                                    =======         ======

      The trade accounts receivable amounts presented above at December 31, 2003 and 2002 are net of provisions for customer rebates of $23,793 and $13,610, and for chargebacks of $75,598 and $63,141, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments provided to wholesale customers for product that they resell to specific healthcare providers on the basis of prices negotiated between the Company and the providers.

      The Company  accepts  returns of product in accordance with the following:
(i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date, (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer and (iv) the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed.

      In addition to returns, the accounts receivable allowances include provisions for doubtful accounts and price adjustments. Price adjustments include terms discounts, sales promotions and shelf-stock adjustments. Terms discounts are given to customers that pay within a specified period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

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

      The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have been granted FDA approval to market generic versions of megestrol acetate oral suspension, but, as of December 31, 2003, did not have a significant effect on the Company's net sales of the product. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

MAJOR CUSTOMERS:

      The Company's top four customers by sales volume accounted for approximately 17%, 13%, 11% and 11% of net sales in fiscal year 2003, 17%, 16%, 15% and 10% of net sales in fiscal year 2002 and 14%, 14%, 13% and 8% of net sales in fiscal year 2001.

      The amounts due from these four customers accounted for approximately 19%, 17%, 16% and 9% of the accounts receivable balance at December 31, 2003 and 8%, 11%, 7% and 2% of the accounts receivable balance at December 31, 2002.

NOTE 4 -INVENTORIES, NET:
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                         ----           ----
   Raw materials and supplies, net                     $21,551        $17,400
   Work in process and finished goods, net              45,162         34,191
                                                        ------         ------
                                                       $66,713        $51,591
                                                        ======         ======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET:
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                         ----           ----
   Land                                                 $2,231         $2,231
   Buildings                                            26,445         21,509
   Machinery and equipment                              30,359         21,858
   Office equipment, furniture and fixtures             15,271          8,284
   Leasehold improvements                                4,052            928
                                                         -----            ---
                                                        78,358         54,810
   Less accumulated depreciation and amortization       31,545         27,755
                                                        ------         ------
                                                       $46,813        $27,055
                                                        ======         ======

      Depreciation and amortization expense related to the property, plant and equipment was $3,896, $3,183 and $2,627, respectively, for the years ended December 31, 2003, 2002 and 2001.

NOTE 6 - INTANGIBLE ASSETS, NET:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2003           2002
                                                        ----           ----
  Trademark licensed from BMS                          $5,000             $-
  BMS Asset Purchase Agreement, net of
    accumulated amortization of $3,064
    and $1,393                                          8,636         10,307
  Product License fees, net of accumulated
    amortization of $1,135 and $0                       9,170          9,199
  Genpharm Distribution Agreement, net of
    accumulated amortization of $3,972 and $3,250       6,861          7,583
  Intellectual property, net of accumulated
    amortization of $1,202 and $451                     5,378          6,129
  Genpharm Profit Sharing Agreement, net of
    accumulated amortization of $1,981 and $26            519          2,474
                                                          ---          -----
                                                      $35,564        $35,692
                                                       ======         ======

      Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizabilty and intellectual property. The values of the distribution rights, pursuant to agreements with BMS and Genpharm Inc. ("Genpharm"), are capitalized and amortized on a straight-line basis over the products' estimated useful lives of seven to 15 years. The values of the product license fees, the Genpharm Profit Sharing Agreement and the trademark licensed from BMS are, or will be, amortized, beginning in the period in which the product or products are brought to market, over the estimated useful life in which the related cash flows are generated. The values of the intellectual property, consisting of trademarks, patents, product and core technology, and research contracts acquired with the purchase of FineTech, are amortized on a straight-line basis over their estimated useful lives of six to 10 years. All capitalized costs are subject to periodic impairment testing. The Company's intangible assets included on its consolidated balance sheets at December 31, 2003 include the following:

      Par entered into an agreement with Mead Johnson & Company ("Mead") and BMS, dated August 6, 2003, to license the use of the Megace(R) trade name in connection with a potential new product being developed by Par in exchange for $5,000 paid by the Company in August 2003. Under the terms of the agreement, Par provided BMS funding of approximately $400 in fiscal year 2003 to support BMS's active promotion of Megace O/S(R) (megestrol acetate oral suspension), which was expensed as incurred, and has agreed to provide an additional $1,600 in fiscal 2004 to help retain its brand awareness among physicians.

      In March 2002, the Company entered into an agreement with BMS (the "BMS Asset Purchase Agreement") and acquired the United States rights to five of BMS's brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone and paid $1,024 in March 2002 and $1,025 in April 2003. The Company determined, through an independent third party appraisal, the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years beginning in March 2002. The amortization is included as a non-cash charge to cost of goods sold.

      In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") with Genpharm, a Canadian subsidiary of Merck KGaA, to expand its strategic product partnership. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000 in the second quarter of 2002, included in intangible assets as product license fees, for two products, loratadine 10 mg tablets and mirtazapine tablets, both of which were brought to market in fiscal year 2003. The Company is marketing one of the products and receives a royalty on sales of the other product, which is being sold by another company.

      In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group ("Breath") to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain United States territories while Breath has the rights to all worldwide markets outside of the United States and such territories. As a result of this agreement, Par filed an Abbreviated New Drug Application ("ANDA") for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par. Par intends to vigorously defend its position in the pending litigation with Pharmacia (see "Note 14 -Commitments, Contingencies and Other Matters-Legal Proceedings"). Pursuant to this agreement, Par made payments of $2,500 in fiscal year 2001 and $2,500 in the first quarter of fiscal year 2002 to Breath, which are included in intangible assets as product license fees.

      In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000 in fiscal years 2000 and 2001, which is included in intangible assets as product license fees, for a completed process together with its technology transfer package and patent. The Company has since purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman, who is a director of the Company. In addition, Dr. Gutman is entitled to royalties on gross profits from potential sales of several other products pursuant to agreements made with FineTech prior to the Company's acquisition.

      On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company's Common Stock to Merck KGaA, through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive United States distribution rights to a set of products covered by a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") (see "Note 9 - Distribution and Supply Agreements-Genpharm, Inc."). The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders' equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, "Accounting for Income Taxes". The aggregate value of $10,833 assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years beginning in the third quarter of fiscal 1998. The amortization is included as a non-cash charge in selling, general and administrative expenses.

      In January 1999, the Company and Genpharm, entered into a profit sharing agreement (the "Genpharm Profit Sharing Agreement") pursuant to which the Company receives a portion of the profits generated from the sale of omeprazole, the generic version of Astra Zeneca's Prilosec(R), and 15 other products sold under a separate agreement between Genpharm and an unaffiliated United States-based pharmaceutical company in exchange for a non-refundable fee of $2,500. The fee is being amortized over the estimated useful life in which cash flows are expected to be generated from products in the agreement.

      The Company recorded amortization expense related to intangible assets of $6,235, $2,592 and $722 respectively, for fiscal years 2003, 2002 and 2001. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $5,128 in 2004, $3,792 in 2005, $3,115 in 2006, $3,115 in 2007, $3,115 in 2008 and $5,300 thereafter. Intangible assets not being amortized were product license fees of $6,999 and a trademark licensed from BMS of $5,000 at December 31, 2003 and product license fees of $9,199 at December 31, 2002.

NOTE 7 - ACQUISITION OF FINETECH:

      On March 15, 2002, the Company terminated its negotiations with ISP related to the Company's proposed purchase of the combined ISP FineTech fine chemical business, based in Haifa, Israel and Columbus, Ohio. At that time, the Company discontinued negotiations with ISP as a result of various events and circumstances that occurred after the announcement of the proposed transaction. Pursuant to the termination, the Company paid ISP a $3,000 break-up fee in March 2002, which was subject to certain credits and offsets, and incurred approximately $1,262 in related acquisition costs, both of which were included in acquisition termination charges on the consolidated statement of operations for fiscal year 2002.

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

      The purchase price for FineTech was allocated to assets and liabilities based on management's estimates of fair value through an independent third-party valuation firm. The following table sets forth the allocation of the purchase price:

               Current assets                                $971
               Property, plant and equipment                1,046
               Intellectual property                        6,580
               Goodwill                                    24,662
                                                           ------
                 Total assets acquired                     33,259

               Current liabilities                             22
                                                               --
                 Total liabilities assumed                     22
                                                               --

               Net assets acquired                        $33,237
                                                           ======

      In accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", the goodwill will not be amortized, but will be tested for impairment using a fair value approach at least annually.

NOTE 8 - RESEARCH AND DEVELOPMENT AGREEMENTS:

      To supplement its own internal development program, the Company seeks to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies. To date, the Company has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development. Payments related to these agreements are either expensed as incurred or capitalized according to the Company's Significant Accounting Policies. The Company believes that the following product development agreements are those that are the most significant to its business.

ADVANCIS PHARMACEUTICAL CORPORATION:

      Par entered into a licensing agreement (the "Advancis Licensing Agreement"), dated September 4, 2003, with Advancis, to market the antibiotic Clarithromycin XL. Clarithromycin XL is being developed as a generic equivalent to Abbott's Biaxin XL(R). Pursuant to the Advancis Licensing Agreement, Advancis will be responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. If certain conditions in the Advancis Licensing Agreement are met, Par has agreed to pay Advancis an aggregate amount of up to $6,000 based on the achievement of certain milestones contained in the agreement. Pursuant to the Advancis Licensing Agreement, the Company has agreed to pay Advancis a certain percentage of the gross profits, as defined in the agreement, on all sales of the product if the product is successfully developed and introduced into the market.

NORTEC DEVELOPMENT ASSOCIATES, INC.:

      Par and Nortec Development Associates, Inc. (a Glatt company) ("Nortec") entered into an agreement, dated October 22, 2003, pursuant to which the two companies have agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by the Company in fiscal year 2003, $1,000 is due in fiscal year 2004 and $500 is due in fiscal year 2005. On or before October 15, 2005, Par will have the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par's acquisition, if any, of Nortec.

      In May 2002, Par entered into an agreement with Nortec to develop an extended release generic version of a currently marketed branded extended release pharmaceutical product. Under the terms of the agreement, Par obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. Par and Nortec have agreed to collaborate on the formulation, and Par has agreed to serve as the exclusive marketer and distributor of the product.

      In June 2002, Par expanded its collaboration with Nortec to develop an extended release generic version of another currently marketed, branded extended release pharmaceutical product. Under the terms of the new agreement, Par also obtained the right to utilize Nortec/Glatt's drug delivery system technology in its ANDA submission for the potential product covered in the agreement. Par and Nortec have agreed to collaborate on the formulation, while Par will serve as the exclusive marketer and distributor of the product.

      Pursuant to the May and June 2002 agreements with Nortec, the Company made non-refundable payments totaling $1,000, which were charged to research and development expenses in fiscal year 2002. The Company also agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of the two potential products and $600 for each product on the day of the first commercial sale. In addition to these payments, the Company has agreed to pay Nortec a royalty on net sales of the products, as defined in the agreements.

THREE RIVERS PHARMACEUTICALS, LLC.

      In July 2002, the Company and Three Rivers Pharmaceuticals, LLC ("Three Rivers") entered into a license and distribution agreement (the "Three Rivers Distribution Agreement"), which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering-Plough's ("Schering's") Rebetol(R). Under the terms of the Three Rivers Distribution Agreement, Three Rivers will supply the product and be responsible for managing the regulatory process and ongoing patent litigation. Upon FDA approval and final marketing clearance, Par will have the exclusive right to sell the product in non-hospital markets and will be required to pay Three Rivers a percentage of the gross profits, as defined in the agreement. In addition, the Company paid Three Rivers $1,000, which was charged to research and development expenses in fiscal year 2002, and agreed to pay Three Rivers $500 at such time as Par commercially launches the product. Three Rivers filed an ANDA with a Paragraph IV certification with the FDA in August 2001 and is currently in litigation with the patent holders (see "Note 14 -Commitments, Contingencies and Other Matters-Legal Proceedings"). According to current FDA practice, Par believes that it may be entitled to co-exclusively market the generic product ribavirin for up to 180 days, during which time only one other company could be approved to market another generic version of the drug.

GENPHARM, INC.:

      Under the terms of the Genpharm 11 Product Agreement, Par licensed the exclusive rights to 11 generic pharmaceutical products currently under development. Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop the products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered under this agreement. In the second quarter of 2002, the Company paid Genpharm a non-refundable fee of $2,000, included in intangible assets on the consolidated balance sheets, for two of the products, both of which were brought to market in fiscal year 2003. The Company is marketing one of the products and receives a royalty on sales of the other product, which is being sold by another company. Pursuant to the Genpharm 11 Product Agreement, the Company's share of development and legal costs related to the other products has been expensed as incurred. In addition to the two products noted above, there is one other ANDA for a product covered under the Genpharm 11 Product Agreement, pending with, and awaiting approval from, the FDA. The Company will also be required to pay an additional non-refundable fee of up to $414 based upon FDA acceptance of certain filings, as defined in the agreement.

AVEVA DRUG DELIVERY SYSTEMS (FORMERLY ELAN TRANSDERMAL TECHNOLOGIES, INC.):

      In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems, (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim's Catapres TTS(R). Aveva filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expired in May 2003. Aveva will be responsible for the development and manufacture of the products, while Par will be responsible for marketing, sales and distribution. Par has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Aveva $1,167 and $833, respectively, in fiscal years 2001 and 2002, which was charged to research and development expenses. In addition, Par has agreed to pay to Aveva $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.

NOTE 9 - DISTRIBUTION AND SUPPLY AGREEMENTS:

      The Company enters into marketing and license agreements with third parties to market new products and technologies in an effort to broaden its product line. To date, the Company has entered into and is selling product through several of these agreements. The Company believes that the following agreements are those that are the most significant to its business.

SMITHKLINE BEECHAM CORPORATION.

      In connection with the legal settlement referred to in "Note 14 - Commitments, Contingencies and Other Matters-Legal Proceedings", Par and GlaxoSmithKline ("GSK") and certain of its affiliates entered into a license and supply agreement (the "GSK Supply Agreement"), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States, including the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par's net sales of the product, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

PENTECH PHARMACEUTICALS, INC.:

      In November 2002, the Company amended its agreement (the "Pentech Supply and Marketing Agreement") with Pentech Pharmaceuticals, Inc. ("Pentech"), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments to Pentech. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300. In fiscal year 2003, the Company paid Pentech $771 of these costs, which were charged to research and development expenses as incurred. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company is negotiating with Pentech to further amend the Pentech Supply and Marketing Agreement concerning the gross profit splits, reimbursement of research and development expenses and sharing of the legal expenses and other costs related to paroxetine.

DR. REDDY'S LABORATORIES LTD.:

      In April 2001, the Company and Dr. Reddy's Laboratories Ltd. ("Dr. Reddy"), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the "Reddy Development and Supply Agreement") covering up to 14 generic pharmaceutical products to be marketed exclusively by Par in the United States and certain other United States territories. Four products covered under this agreement are being marketed by Par. Dr. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The products covered by the Reddy Development and Supply Agreement are in addition to four products being marketed by the Company under prior agreements with Dr. Reddy. Pursuant to these agreements with Dr. Reddy, the Company has agreed to pay Dr. Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of products covered by such agreements.

GENPHARM, INC.:

      Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain United States territories to approximately 40 generic pharmaceutical products. To date, 19 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are seven ANDAs for potential products (three of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.

      The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm. To date, two of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed or have been identified for development. Genpharm and the Company are sharing the costs of developing the products and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales made by the Company of products included in the Genpharm Additional Product Agreement.

PAYABLES DUE TO DISTRIBUTION AGREEMENT PARTNERS:

      Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits as defined in each agreement. As of December 31, 2003 and 2002, the Company had payables due to distribution agreement partners of $88,625 and $18,163, respectively. The increase was related primarily to amounts due pursuant to new profit sharing agreements, particularly amounts owed to GSK in respect of paroxetine.

NOTE 10 - LONG-TERM DEBT:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2003           2002
                                                        ----           ----
      Senior subordinated convertible notes (a)      $200,000              -
      Industrial revenue bond (b)                           -         $2,000
      Mortgage loan (c)                                     -            809
      Other (d)                                           333            213
                                                          ---            ---
                                                      200,333          3,022
      Less current portion                               (122)          (596)
                                                          ---            ---
                                                     $200,211         $2,426
                                                      =======          =====

      (a) Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year, with the first payment due on March 30, 2004. The notes are convertible into the Common Stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

      (b) The Company decided not to move a portion of FineTech's operation, including personnel and technological resources to a laboratory facility in Rhode Island and, in October 2003, paid the remaining balance on the industrial revenue bond that was to be used for this operation.

      (c) The Company paid the remaining balance on the mortgage loan in February 2003.

      (d) Includes primarily amounts due under capital leases for computer equipment.

      In December 1996, PRX and Par entered into a loan agreement with General Electric Capital Corporation. The loan agreement, as amended in December 2002, provided Par with a revolving line of credit expiring in March 2005, pursuant to which Par was permitted to borrow up to the lesser of (i) the borrowing base established under the Loan Agreement or (ii) $30,000. The Company terminated the loan agreement in October 2003.

      Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $122 in 2004, $75 in 2005, $77 in 2006 and $59 in 2007. In addition, the Company has senior subordinated convertible notes in the aggregate principal amount of $200,000 that will mature on September 30, 2010, unless earlier converted or repurchased.

      During fiscal years 2003, 2002 and 2001, the Company incurred interest expense of $1,606, $148 and $626, respectively. In fiscal year 2003, interest accrued on the senior subordinated convertible notes is payable on March 30, 2004.

NOTE 11 - EARNINGS PER SHARE:

      The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                  2003         2002       2001
                                                  ----         ----       ----
    NET INCOME                                  $122,533    $79,454     $53,922
    BASIC:
    Weighted average number of common
      shares outstanding                          33,483     32,337      30,595
                                                  ------     ------      ------

    NET INCOME PER SHARE OF COMMON STOCK           $3.66      $2.46       $1.76
                                                    ====       ====        ====

    ASSUMING DILUTION:
    Weighted average number of common
      shares outstanding                          33,483     32,337      30,595
    Effect of dilutive options                     1,155        714       1,595
                                                   -----        ---       -----
    Weighted average number of common and
       common equivalent shares outstanding       34,638     33,051      32,190
                                                  ------     ------      ------

    NET INCOME PER SHARE OF COMMON STOCK           $3.54      $2.40       $1.68
                                                    ====       ====        ====

      Outstanding options of 175, 2,298 and 2,056 as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock during the respective periods and, therefore, would have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes were not included in the computation of diluted earnings per share as of December 31, 2003. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

NOTE 12 - STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

      In 1990, the Company's stockholders authorized 6,000 shares of a newly created class of preferred stock, par value $.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences and conversion, and other rights as the Company's board of directors (the "Board") may determine at the time of issuance. At December 31, 2003 and 2002, the Company did not have preferred stock issued and outstanding.

DIVIDEND:

      The Company did not pay any dividends on its Common Stock in fiscal years 2003, 2002 and 2001.

CHANGES IN SHAREHOLDERS' EQUITY:

      Changes in the Company's Common Stock and Additional Paid-in Capital accounts during fiscal years 2003, 2002 and 2001 were as follows:

                                                                    ACCUMULATED
                                                        ADDITIONAL     OTHER
                                        COMMON STOCK     PAID-IN   COMPREHENSIVE
                                       SHARES   AMOUNT   CAPITAL       LOSSES
                                       ------   ------   -------       ------

Balance, January 1, 2001               29,647    $297   $96,142          $-
  Exercise of Genpharm warrants           250       2     2,095           -
  Exercise of Genpharm stock options      351       4       699           -
  Exercise of Merck KGaA stock options    820       8     1,632           -
  Exercise of stock options               961       9     3,092           -
  Issuance of stock options                 -       -       129           -
  Tax benefit from exercise of stock
   options                                  -       -    11,765           -
  Employee stock purchase program           6       -        56           -
                                       ------     ---        --           -
Balance, December 31, 2001             32,035     320   115,610           -
  Exercise of stock options               761       8     2,471           -
  Employee stock purchase program           8       -       177           -
                                                                          -
  Tax benefit from exercise of stock
   options                                  -       -       220           -
  Compensatory arrangements                 -       -        37           -
                                       ------     ---        --           -
Balance, December 31, 2002             32,804     328   118,515           -
  Comprehensive income:
   Defined benefit pension plan             -       -         -        (118)
   Unrealized losses on marketable
   securities, net of tax                   -       -         -      (1,555)
  Exercise of stock options             1,506      15    33,871           -
  Sold warrants                             -       -    32,563           -
  Purchased call options                    -       -   (49,368)          -
  Tax benefit from purchased call
   options                                  -       -    19,253           -
  Tax benefit from exercise of stock
   options                                  -       -    12,616           -
  Employee stock purchase program           8       -       308           -
  Compensatory arrangements                 -       -     4,173           -
                                       ------     ---     -----       -----
Balance, December 31, 2003             34,318    $343  $171,931     $(1,673)
                                       ======     ===   =======       =====

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            2003           2002          2001
                                            ----           ----          ----
 Comprehensive income:
   Net income                             $122,533       $79,454       $53,922

   Other comprehensive losses:
     Defined benefit pension plan             (118)            -             -
     Unrealized loss on marketable
      securities, net of tax                (1,555)            -             -
                                             -----
      Other comprehensive losses            (1,673)            -             -
                                             -----             -             -

   Comprehensive income                   $120,860       $79,454       $53,922
                                           =======        ======        ======

      Concurrently with the sale of the subordinated convertible notes described above, the Company purchased call options on its Common Stock (the "purchased call options") designed to mitigate the potential dilution from conversion of the convertible notes. Under the terms of the purchased call options, the Company has the right to purchase from an affiliate of one of the initial purchasers (the "counterparty") at a purchase price of $88.76 per share the aggregate number of shares that the Company would be obligated to issue upon conversion of the convertible notes, which is a maximum of 2,253 shares. The
Company  has  the  option  to  settle  the  purchased   call  options  with  the
counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $88.76 per share. The cost of the purchased call options of $49,368 was recognized as additional paid-in-capital on the Company's consolidated balance sheets. The cost of the purchased call options was partially offset by the sale of warrants (the "sold warrants") to acquire shares of the Common Stock to the counterparty with which the Company entered into the purchased call options. The sold warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share. The sold warrants may be settled, at the Company's option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $105.20 per share. The gross proceeds from the sale of the sold warrants of $32,563 were recognized as additional paid-in-capital on the Company's consolidated balance sheets. The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected if the convertible notes are converted at a time when the market price of the Common Stock exceeds $88.76 per share. If the market price of the Common Stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there would be dilution from the conversion of the convertible notes to the extent that the then market price per share of the Common Stock exceeds $105.20 at the time of conversion.

EMPLOYEE STOCK PURCHASE PROGRAM:

      The Company maintains an Employee Stock Purchase Program (the "Program"). The Program is designed to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 8 shares in each of fiscal years 2003 and 2002. At December 31, 2003, 805 shares remain available for issuance and sale under the Program.

STOCK OPTIONS:

      The following is a summary of stock option activity in each of the periods as follows:

                                   FOR THE YEARS ENDED DECEMBER 31,
                              2003              2002                 2001
                              ----              ----                 ----
                                WEIGHTED            WEIGHTED            WEIGHTED
                                 AVERAGE             AVERAGE             AVERAGE
                                EXERCISE            EXERCISE            EXERCISE
                        SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                        ------    -----     ------    -----     ------    -----
 Outstanding at
   beginning of year     3,764    $23.04     3,754    $18.88      2,197   $3.40
 Granted                 1,242    $38.38       891    $23.99      2,576  $25.95
 Exercised              (1,506)   $22.56      (761)    $3.26       (961)  $3.23
 Canceled/Surrendered     (124)   $24.69      (120)   $25.38        (58)  $5.73
                           ---                 ---                   --
 Outstanding at
   end of year           3,376    $28.83     3,764    $23.04      3,754  $18.88
                         =====               =====                =====

      At December 31, 2003, 2002 and 2001 exercisable options amounted to 463, 931 and 834, respectively. The weighted average exercise prices of the options for these periods were $24.18, $20.23 and $2.76, respectively. Exercise price ranges and additional information regarding the 3,376 options outstanding at December 31, 2003 were as follows:

                               OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS
                               -------------------                           -------------------
    EXERCISE        NUMBER      WEIGHTED AVERAGE    WEIGHTED AVERAGE      NUMBER   WEIGHTED AVERAGE
   PRICE RANGE    OF OPTIONS     EXERCISE PRICE      REMAINING LIFE     OF OPTIONS  EXERCISE PRICE
   -----------    ----------     --------------      --------------     ----------  --------------
 $1.50 to $4.13        28            $2.38             4.0 years            26           $2.25
 $5.13 to $7.63       435            $6.67             6.8 years            92           $6.18
$21.65 to $24.33      403           $22.16             8.3 years             1          $22.68
$25.85 to $29.90      278           $26.80             5.9 years            50          $28.46
$30.55 to $36.60    1,947           $31.14             7.1 years           294          $31.06
$41.12 to $71.01      285           $60.95             8.0 years             -             -

      In fiscal year 2001, the Company's stockholders approved the 2001 Performance Equity Plan (the "2001 Plan"), which was subsequently amended at the 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless terminated sooner. Pursuant to the amendment, the Company increased the shares of Common Stock reserved for issuance under the 2001 Plan to 5,500. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.

      In fiscal year 2000, the Board adopted the 2000 Performance Equity Plan (the "2000 Plan"), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless terminated sooner. The Company has reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.

      In fiscal year 1998, the Company's stockholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"), which was subsequently amended at the 2003 Annual Meeting of Shareholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors' Plan became effective October 28, 1997 and will continue until October 28, 2013 unless terminated sooner. Options granted under the 1997 Directors' Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors' Plan is ten years. Pursuant to the amendment, the Company increased the number of shares of Common Stock for issuance under the 1997 Directors' Plan to 650 and extended the expiration date of the 1997 Directors' Plan from October 28, 2007 to October 28, 2013.

      Under all the stock option plans, the stock option exercise price of all the option grants equaled the market price on the date of grant. At December 31, 2003 and 2002, options for 1,911 and 1,330 shares, respectively, were available for future grant under the Company's various stock option plans.

      As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that Standard. The fair value of the options granted during each of the years ended December 31, 2003, 2002 and 2001 has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         2003           2002          2001
                                         ----           ----          ----
      Risk-free interest rate            4.0%           4.3%          4.5%
      Expected term                    4.8 years      5.5 years     5.2 years
      Expected volatility                61.2%          68.6%         69.4%

      It is assumed that no dividends will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2003, 2002 and 2001 were $24.04, $14.89 and $15.74, respectively.

NOTE 13 - INCOME TAXES:

      The components of the Company's provision for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             2003           2002          2001
                                             ----           ----          ----
    Current income tax provision:
       Federal                              $66,915       $43,682       $34,807
       State                                 10,528         6,072         5,723
                                             ------         -----         -----
                                             77,443        49,754        40,530
                                             ------        ------        ------

    Deferred income tax provision
     (benefit):
       Federal                                  581           938       (16,075)
       State                                     86           107        (2,445)
                                                 --           ---         -----
                                            $78,110       $50,799       $22,010
                                             ======        ======        ======

      Deferred tax assets and (liabilities) as of December 31, 2003 and 2002 are as follows:

DEFERRED TAX ASSET, NET:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                         ----           ----
      CURRENT DEFERRED ASSETS:
        Accounts receivable                            $28,559        $29,608
        Inventories                                      2,152          2,076
        Accrued expenses                                 1,768            913
        Purchased call options                           1,689              -
        Other                                              305            276
                                                           ---            ---
                                                        34,473         32,873

      NON-CURRENT DEFERRED ASSETS:
        Purchased call options                          16,496              -
        Investments                                        975              -
        Asset impairment reserve                           381            431
        Research and development expenses                  377            377
        BMS asset purchase agreement                       637              -
        Other                                              988            487
                                                           ---            ---
                                                        19,854          1,295
                                                        ------          -----

      DEFERRED TAX ASSETS                               54,327         34,168
                                                        ------         ------

      DEFERRED LIABILITIES:

        Fixed assets                                    (1,674)        (1,900)
        Genpharm distribution agreement                 (2,676)        (2,957)
        FineTech intangible assets                      (1,105)             -
                                                         -----       --------
                                                        (5,455)        (4,857)
                                                         -----          -----
      Net deferred tax asset                           $48,872        $29,311
                                                        ======         ======

      The exercise of stock options in fiscal years 2003 and 2002, respectively, resulted in credits to additional paid-in capital of $12,616 and $220. In addition, due to the recognition of the benefit associated with net operating losses prior to fiscal year 2001 relating to employee stock options, $1,561 was credited to additional paid-in capital in fiscal year 2001.

      The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                                2003       2002       2001
                                                ----       ----       ----

      Federal statutory tax rate                 35%        35%        35%
      State tax - net of Federal benefit          4          4          3
      Other                                       -          -          3
      Decrease in valuation
            reserve for deferred tax assets       -          -        (12)
                                                  -          -         --
      Effective tax rate                         39%        39%        29%
                                                 ===        ===        ===

NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

LEASES:

      At December 31, 2003, the Company had minimum rental commitments aggregating $17,795 under non-cancelable operating leases expiring through fiscal year 2013. Amounts payable thereunder are $3,017 in 2004, $2,559 in 2005, $2,490 in 2006, $2,150 in 2007, $2,239 in 2008 and $5,340 thereafter. Rent expense charged to operations in fiscal years 2003, 2002 and 2001 was $2,820, $1,513 and $611, respectively.

RETIREMENT PLANS:

      The Company has a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee. Participants in the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. The Company's provisions for these plans and the defined benefit plan discussed below were $2,046 in fiscal year 2003, $1,895 in fiscal year 2002 and $559 in fiscal year 2001. In fiscal year 1998, the Company merged a defined contribution social security integrated retirement plan into the Retirement Savings Plan. In February 2003 and June 2002, respectively, the Company made discretionary contributions to the Retirement Savings Plan of approximately $1,500 for Plan year 2002 and $600 for Plan year 2001.

      The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. For fiscal 2004, the contribution is estimated to be $9. The measurement date of November 1 is used to value the assets and liabilities each year.

      The primary investment objectives of the Pension Plan are as follows: (i) to obtain a reasonable long-term return consistent with the level of risk assumed (specific return objectives may include fund performance that exceeds the rate of inflation, the assumed actuarial discount rate and/or the total fund policy return, which is typically defined as the return of a passively managed benchmark comprised of the target portfolio weights to each asset class); (ii) to control the cost of funding the Pension Plan within prudent levels of risk through the investment of Pension Plan assets; and (iii) to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the investment return to the Pension Plan consistent with market and economic risk.

      The majority of the Pension Plan assets are invested in short-term, high quality debt securities including money market funds, stable value funds, and guaranteed interest arrangements. The fair value of the assets of the Pension Plan at December 31, 2003 and 2002 are set forth in the table below.

                                               DECEMBER 31,   DECEMBER 31,
                                                   2003           2002
                                                   ----           ----
      Equity securities                             $243           $217
      Debt securities                              1,894          1,931
                                                   -----          -----
      Total assets                                $2,137         $2,148
                                                   =====          =====

      Net pension expense for fiscal years 2003, 2002 and 2001 included the components set forth in the table below.

                                              FOR THE YEARS ENDED DECEMBER 31,
                                                2003       2002        2001
                                                ----       ----        ----
      Interest cost                             $130       $125        $132
      Expected return on Pension Plan
        assets                                  (135)      (216)       (405)
      Recognized actuarial loss                    -          -           2
      Net amortization and deferral
        asset gain                                 -         78         290
      Amortization of initial unrecognized
        transition obligation                     51         51          51
                                                  --         --          --
      Net pension expense                        $46        $38         $70
                                                  ==         ==          ==

      The weighted-average assumptions used to determine benefit obligations for the Pension Plan at December 31, 2003 and 2002 included discount rates of 5.75% and 6.5% respectively. The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 included discount rates of 6.5%, 6.25% and 6.75%, respectively, and the expected long-term rates of return on plan assets of 6.5%, 7% and 7%, respectively.

      The following provides a reconciliation of the Pension Plan's benefit obligations, assets and funded status.

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                         ----           ----
CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at the beginning of
        the year                                        $2,063         $2,070
      Interest cost                                        130            125
      Actuarial loss                                       176              4
      Benefits paid                                       (141)          (136)
                                                           ---            ---
      Benefit obligation at the end of the year         $2,228         $2,063
                                                         =====          =====

CHANGE IN PLAN ASSETS
      Fair value of Pension Plan assets at the
        beginning of the year                           $2,148         $2,051
      Actual return on assets                              118            216
      Employer contributions                                12             17
      Benefits paid                                       (141)          (136)
                                                           ---            ---
      Fair value of Pension Plan assets at the
        end of the year                                 $2,137         $2,148
                                                         =====          =====

FUNDED STATUS OF PLAN
      Over/(under) funded status                          $(91)           $85
      Unrecognized net actuarial loss (gain)               118            (75)
      Unrecognized transition obligation                   229            280
                                                           ---            ---
      Net amount recognized                               $256           $290
                                                           ===            ===

      Amounts recognized in the consolidated balance sheets consist of:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003           2002
                                                         ----           ----
      (Accrued) prepaid benefit cost                     $(91)          $290
      Intangible assets                                   229              -
      Accumulated other comprehensive loss                118              -
                                                          ---            ---
      Net amount recognized                              $256           $290
                                                          ===            ===

      Pension benefits payable under the Pension Plan are expected to be $180 in 2004, $230 in 2005, $230 in 2006, $240 in 2007, $250 in 2008 and $1,280 in the
aggregate from 2009 through 2013.

      In accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded an additional minimum pension liability for underfunded plans of $347 for fiscal year 2003 representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset, except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities would be charged directly to shareholders' equity. As of December 31, 2003, $118 of the excess minimum pension liability resulted in a charge to equity. As of December 31, 2002, the Company had no additional minimum pension liability because the Pension Plan Assets exceeded the benefit obligations at the end of such year.

LEGAL PROCEEDINGS:

      On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Company has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements), related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was transferred to the District of Massachusetts for coordinated and consolidated pretrial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with certainty at this time the outcome or the effect on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

      In October 2003, Apotex Pharmaceutical Healthcare, Inc. ("Apotex") filed a complaint against Par in the United States District Court for the Eastern District of Pennsylvania alleging violations of state and federal antitrust laws as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par filed a motion to dismiss the action in its entirety in December 2003 and a briefing on that motion is expected to be completed in April 2004. Par intends to defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

      In August 2003, Teva Pharmaceuticals USA, Inc. ("Teva USA") filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware, after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product will compete with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of its four patents relating to megestrol acetate oral suspension and moved to dismiss the action with respect to the other three patents for lack of subject matter jurisdiction. The Company intends to pursue its counterclaim against Teva USA and vigorously defend the lawsuit. A trial date has been scheduled by the Court for April 2005.

      On July 15, 2003, the Company and Par (collectively, "Par") filed a lawsuit against Roxane Laboratories, Inc. ("Roxane") in the United States District Court for the District of New Jersey. Par alleged that Roxane infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents.

      On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par denied any wrongdoing in connection with the Asahi Glass antitrust action and it filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. The only remaining claim in this action involving Par is a state law contract claim relating to the payment of certain attorneys' fees to Asahi Glass in connection with the prior lawsuit. Par intends to defend vigorously this claim and may assert counterclaims against Asahi Glass and claims against third parties.

      In February 2003, Abbott, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity. At this time, it is not possible for the Company to predict the outcome of this litigation with certainty.

      On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali Laboratories, Inc. ("Kali") in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a
Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity, and unenforceability of the `691 patent.

      Breath Ltd. of the Arrow Group filed an ANDA (currently pending with the FDA) for latanoprost (Xalatan(R)), which was developed by Breath Ltd. pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York, ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia are seeking an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which seeks a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents is invalid. All parties are seeking to recover their respective attorneys' fees. Discovery in the case has now been completed and a pre-trial conference has been scheduled for March 15, 2004. Par intends to defend vigorously against the claims and to pursue its counterclaim. At this time, it is not possible for the Company to predict the outcome of this litigation with certainty.

      Par entered into a licensing agreement with developer Paddock Laboratories ("Paddock") to market a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product will be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (which is currently pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in fact discovery. At this time, it is not possible for the Company to predict the outcome of this action.

      The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, prosecute these actions.

OTHER MATTERS:

      In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee has requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. Because the investigation has only recently begun, it is premature to speculate what action, if any, the federal government may take and what impact such action could have on the Company's business, prospects or financial condition.

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

      The Company's former chairman, president and chief executive officer, Kenneth I. Sawyer, retired, effective July 2003, and resigned from the Board, effective September 2003. Mr. Sawyer is available to consult with the Company through fiscal year 2004. The Company recorded a charge of $3,712, included in selling, general and administrative expenses on its consolidated statements of operations, in 2003 for Mr. Sawyer's retirement package, consisting of expenses for accelerated stock options, a severance payment, the remainder of his 2003 salary and benefits. In September 2003, the Board selected Mark Auerbach to the position of executive chairman of the Board and Scott Tarriff to the positions of president and chief executive officer of the Company. Mr. Tarriff and Arie L. Gutman, Ph.D., President and Chief Executive Officer of the Company's FineTech subsidiary, both report to Mr. Auerbach. In December 2003, the Company announced Peter W. Williams had been selected to its Board. Mr. Williams has recently joined the law firm of Winston & Strawn LLP, following his retirement as a partner in the law firm of Clifford, Chance, Rogers & Wells, LLP.

      In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation. High Rapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is the surviving corporation of a merger with Authorgenics, Inc., a Florida corporation. HighRapids is to utilize the Company's cash infusion for working capital and operating expenses. Through December 31, 2003, the Company had invested $1,386. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investment is expensed as incurred and included in other expense on the consolidated statements of operations. As of December 31, 2003, the Company held approximately 44% of the outstanding common stock of HighRapids, and it has the exclusive right to market to the pharmaceutical industry certain regulatory compliance and laboratory software currently in development. HighRapids has provided, and is currently providing, certain software services to the Company.

      The Company and Three Rivers entered into a license and distribution agreement under which the Company has agreed to market and distribute ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R), which is indicated for the treatment of chronic hepatitis, following its approval by the FDA. In February 2003, Three Rivers reached a settlement with Schering in a patent litigation case involving Rebetol(R) brand ribavirin. Under the terms of the settlement, Schering provided a non-exclusive license to Three Rivers for all its U.S. patents relating to this product. In return for this license, Three Rivers has agreed to pay Schering a reasonable royalty based upon net sales of Three Rivers' and Par's generic ribavirin product. The parties were in litigation in the U.S. District Court for the Western District of Pennsylvania.

      On July 16, 2003, the Company announced that the United States District Court for the Central District of California had granted a summary judgment of non-infringement against ICN Pharmaceuticals Inc. ("ICN") in favor of Three Rivers regarding ribavirin. The District Court determined that Three Rivers' ribavirin product does not infringe any of the three patents asserted by ICN in the litigation. Par has exclusive marketing rights for Three Rivers' ribavirin product. Three Rivers had earlier reached a settlement of its patent litigation with Schering. The Company believes that this decision appears to resolve the remaining ongoing patent barriers to FDA approval of the ANDA filed by Three Rivers in respect of ribavirin. Such decision by the District Court is subject to affirmance by the Court of Appeals for the Federal Circuit, and ICN has taken that appeal. The timing of any launch by Par of this product is uncertain at this time. Three Rivers has not obtained FDA approval of the ANDA, and the FDA has not made a determination of whether a generic 180-day exclusivity period will be awarded solely to a generic competitor involved in the lawsuit or Three Rivers jointly with one or both of the other two generic competitors involved in the lawsuit.

NOTE 15 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

      Unaudited selected quarterly financial data for fiscal years 2003 and 2002 is included in the table below:

                                        FISCAL QUARTERS ENDED
                    ------------------------------------------------------------
                    MARCH 30, 2003  JUNE 29, 2003  SEPT. 28, 2003  DEC. 31, 2003
                    --------------  -------------  --------------  -------------
    Net sales          $106,412        $115,861       $216,635       $222,780
    Gross margin         55,303          60,970         84,926         81,976
    Net income           22,433          23,146         38,742         38,212

    Net income per
     common share:
    Basic                  $.68            $.70          $1.15          $1.12
    Diluted                $.67            $.68          $1.11          $1.08

                                        FISCAL QUARTERS ENDED
                    ------------------------------------------------------------
                    MARCH 31, 2002  JUNE 30, 2002  SEPT. 30, 2002  DEC. 31, 2002
                    --------------  -------------  --------------  -------------
    Net sales          $80,508         $101,755       $100,237        $99,103
    Gross margin        39,275           46,415         46,952         50,648
    Net income          20,760           20,380         19,643         18,671

    Net income per
     common share:
    Basic                 $.65             $.64           $.60           $.57
    Diluted               $.63             $.62           $.59           $.56

NOTE 16 - SUBSEQUENT EVENTS

      Par and Advancis have signed a letter of intent, dated March 1, 2004, subject to execution of a definitive agreement, to enter an agreement to develop and market a novel formulation of the antibiotic amoxicillin. The companies intend to develop a low dose pulsatile form of amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. A 505(b)(2) New Drug Application ("NDA") seeking marketing clearance fOR amoxicillin PULSYS(TM) is expected to be submitted to the FDA by Advancis in 2005. The companies expect to aDD additional products to their collaboration in the near future.

      Under the terms of a definitive agreement, Par would pay Advancis $5,000 over 12 months and fund development expenses going forward. Advancis will grant Par the exclusive right to sell and distribute the product and the co-exclusive right to promote and market the product. Advancis will be responsible for the manufacturing program. Par and Advancis will share equally in marketing expenses and profits. The companies expect to finalize the agreement in the second quarter of 2004.

      On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of generic paroxetine in the State of California. The Company intends to defend vigorously the claims set forth in the complaint.

                                                                     SCHEDULE II
                         PHARMACEUTICAL RESOURCES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

COLUMN A                             COLUMN B      COLUMN C       COLUMN D     COLUMN E
--------                             --------      --------       --------     --------
                                                   ADDITIONS
                                    BALANCE AT    CHARGED TO                  BALANCE AT
                                     BEGINNING     COSTS AND                    END OF
DESCRIPTION                          OF PERIOD     EXPENSES      DEDUCTIONS     PERIOD
-----------                          ---------     --------      ----------     ------

Allowance for doubtful accounts:
 Year ended December 31, 2003          $1,156          $600            -        $1,756

 Year ended December 31, 2002            $998          $547         $389(a)     $1,156

 Year ended December 31, 2001            $914           $84            -          $998


Allowance for returns and price
  adjustments:

 Year ended December 31, 2003         $35,101      $119,184     $115,684(b)    $38,601

 Year ended December 31, 2002         $46,170      $113,281     $124,350(b)    $35,101

 Year ended December 31, 2001          $3,040       $79,239      $36,109(b)    $46,170


(a)  Write-off of uncollectible accounts.
(b)  Returns and allowances charged against allowance provided therefor.

                                              F-31