Form 10-Q
period 2004-04-04
PHARMACEUTICAL RESOURCES INC
filed 2004-05-14
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 4, 2004

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


    (Registrant's telephone number, including area code - (845) 425-7100)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No ___
                                       ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act): Yes   X    No____
                                                ----


         Number of shares of Common Stock outstanding as of May 11, 2004:
                                    34,239,891

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         PHARMACEUTICAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                APRIL 4,            DECEMBER 31,
         ASSETS                                                                   2004                  2003
         ------                                                                   ----                  ----

Current assets:
  Cash and cash equivalents                                                      $95,416              $162,549
  Available for sale securities                                                  290,668               195,500
  Accounts receivable, net of allowances of
   $31,917 and $40,357                                                           168,948               157,707
  Inventories, net                                                                78,434                66,713
  Prepaid expenses and other current assets                                       18,979                10,033
  Deferred income tax assets                                                      32,681                34,473
                                                                                  ------                ------
   Total current assets                                                          685,126               626,975

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                        48,582                46,813
Investment - Advancis                                                              9,160                 7,500
Intangible assets, net                                                            34,052                35,564
Goodwill                                                                          24,662                24,662
Deferred charges and other assets                                                  6,641                 6,899
Non-current deferred income tax assets, net                                       13,487                14,399
                                                                                  ------                ------
   Total assets                                                                 $821,710              $762,812
                                                                                 =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Current portion of long-term debt                                                 $225                  $122
  Accounts payable                                                                35,207                20,157
  Payables due to distribution agreement partners                                 95,195                88,625
  Accrued salaries and employee benefits                                           3,962                 7,363
  Accrued expenses and other current liabilities                                  16,591                24,654
  Income taxes payable                                                            36,278                26,252
                                                                                  ------                ------
     Total current liabilities                                                   187,458               167,173

Long-term debt, less current portion                                             200,410               200,211
Other long-term liabilities                                                          347                   347
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares;
    none issued and outstanding                                                        -                     -
  Common stock, par value $.01 per share; authorized: 90,000,000 shares;
    issued and outstanding: 34,496,449 and 34,318,163 shares                         345                   343
  Additional paid-in capital                                                     179,067               171,931
  Retained earnings                                                              254,686               224,480
  Accumulated other comprehensive loss                                              (603)               (1,673)
                                                                                 -------               -------
    Total stockholders' equity                                                   433,495               395,081
                                                                                 -------               -------
 Total liabilities and stockholders' equity                                     $821,710              $762,812
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

                         PHARMACEUTICAL RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                      APRIL 4,           MARCH 30,
                                                                        2004               2003
                                                                        ----               ----
Revenues:
   Net product sales                                                  $211,039          $100,684
   Other product related revenues                                          728             5,728
                                                                           ---             -----
Total revenues                                                         211,767           106,412
Cost of goods sold                                                     141,215            51,109
                                                                       -------            ------
Gross margin                                                            70,552            55,303
Operating expenses (income):
   Research and development                                              6,478             6,469
   Selling, general and administrative                                  14,255            11,890
                                                                        ------            ------
       Total operating expenses                                         20,733            18,359
       Operating income                                                 49,819            36,944
Other expense                                                              (22)              (34)
Interest (expense) income, net                                            (279)              169
                                                                           ---               ---
Income before provision for income taxes                                49,518            37,079
Provision for income taxes                                              19,312            14,646
                                                                        ------            ------
Net income                                                              30,206            22,433
Retained earnings, beginning of period                                 224,480           101,947
                                                                       -------           -------
Retained earnings, end of period                                      $254,686          $124,380
                                                                       =======           =======

Net income per share of common stock:
   Basic                                                                  $.88              $.68
                                                                       =======           =======
   Diluted                                                                $.85              $.67
                                                                       =======           =======

Weighted average number of
   common shares outstanding:
   Basic                                                                34,498            32,886
                                                                        ======            ======
   Diluted                                                              35,555            33,634
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

                                           PHARMACEUTICAL RESOURCES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In Thousands)
                                                     (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                          ------------------
                                                                                        APRIL 4,       MARCH 30,
                                                                                          2004           2003
                                                                                          ----           ----
Cash flows provided by operating activities:
   Net income                                                                           $30,206        $22,433
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Deferred income taxes                                                                2,704          5,477
     Depreciation and amortization                                                        2,911          1,750
     Inventory reserves                                                                     284           (881)
     Allowances against accounts receivable                                              (8,440)         3,762
     Gain on sale of property                                                            (2,812)             -
     Stock option activity                                                                  392            456
     Other                                                                                 (692)             -
   Changes in assets and liabilities:
     Increase in accounts receivable                                                     (2,801)       (20,921)
     (Increase) decrease in inventories                                                 (12,005)         1,075
     Decrease in prepaid expenses and other assets                                        1,307          2,379
     Increase in accounts payable                                                        15,021            916
     Increase in payables due to distribution agreement partners                          6,570            223
     (Decrease) increase in accrued expenses and other liabilities                      (11,509)           487
     Increase in income taxes payable                                                    12,327          7,544
                                                                                       --------        -------
       Net cash provided by operating activities                                         33,463         24,700
                                                                                       --------        -------

Cash flows from investing activities:
   Capital expenditures                                                                  (5,156)        (4,086)
   Note receivable                                                                      (10,000)             -
   Acquisition of available for sale investments                                        (95,168)             -
   Proceeds from sale of fixed assets                                                     4,980              -
                                                                                       --------        -------
       Net cash used in investing activities                                           (105,344)        (4,086)
                                                                                       --------        -------
Cash flows from financing activities:
   Proceeds from issuances of Common Stock                                                4,445            696
   Issuance of debt                                                                         399              -
   Principal payments under long-term debt and other borrowings                             (96)          (944)
                                                                                       --------        -------
       Net cash provided by (used in) financing activities                                4,748           (248)
                                                                                       --------        -------

Net (decrease) increase in cash and cash equivalents                                    (67,133)        20,366
Cash and cash equivalents at beginning of period                                        162,549         65,121
                                                                                       --------        -------
Cash and cash equivalents at end of period                                              $95,416        $85,487
                                                                                       ========        =======

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Taxes                                                                                 $4,929         $1,625
                                                                                       ========        =======
   Interest                                                                              $2,922            $33
                                                                                       ========        =======
Non-cash transactions:
   Tax benefit from exercise of stock options                                            $2,301         $1,092
                                                                                       ========        =======
   Increase in fair value of available for sale securities                               $1,688         $ -
                                                                                       ========        =======

          The accompanying notes are an integral part of these consolidated financial statements.

                                                        4

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     Pharmaceutical Resources, Inc. (the "Company" or "PRX") operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals, principally in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly owned subsidiary, FineTech Laboratories Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement between Par and Bristol Myers Squibb ("BMS"). Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one product in oral suspension form. In April 2004, the Company entered into a definitive agreement to acquire Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, for up to approximately $135,000 in cash and warrants. Under the terms of the agreement, the Company will purchase all of the capital stock of Kali. The acquisition will not require the approval of PRX's stockholders. The transaction will be accounted for using the purchase method and is expected to close in the second quarter of 2004.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at April 4, 2004 and for the three-month periods ended April 4, 2004 and March 30, 2003 are unaudited; in the opinion of the Company's management, however, such statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information presented therein. The consolidated balance sheet at December 31, 2003 was derived from the Company's audited consolidated financial statements at such date.

     Pursuant to accounting requirements of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual consolidated financial statements.

     Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain items in the consolidated financial statements for the prior period have been reclassified to conform to the current period's financial statement presentation.

NOTE 2 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148"), to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                  APRIL 4,       MARCH 30,
                                                                                    2004           2003
                                                                                    ----           ----
Net income, as reported                                                           $30,206         $22,433
Deduct: Stock-based employee compensation expense determined
     under the fair value- based method, net of related tax effects                (7,634)         (2,638)
                                                                                    -----           -----

Pro forma net income                                                              $22,572         $19,795
                                                                                   ======          ======

Net income per share of common stock:
   As reported -Basic                                                                $.88            $.68
                                                                                   ======          ======
   As reported -Diluted                                                              $.85            $.67
                                                                                   ======          ======

   Pro forma -Basic                                                                  $.65            $.60
                                                                                   ======          ======
   Pro forma -Diluted                                                                $.63            $.59
                                                                                   ======          ======


     As  permitted  under  SFAS 123,  the  Company  has  elected to follow  APB  Opinion  25 and  related interpretations  in accounting  for  stock-based  compensation  to its employees.  Pro forma  information regarding net income is required by SFAS 123, as amended by SFAS 148. This required  information is to be determined as if the Company had accounted for its  stock-based  compensation to employees under the fair value-based  method of SFAS 148.  The fair value of the options  granted  during each of the  three-month periods has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                  APRIL 4,       MARCH 30,
                                                                                    2004           2003
                                                                                    ----           ----

Risk-free interest rate                                                             4.0%           4.3%
Expected term                                                                    5.0 years       4.9 years
Expected volatility                                                                59.0%          63.7%


     It is assumed  that no  dividends  will be paid for the entire  term of the  options.  The  weighted average per share fair values of options  granted in the first quarter of fiscal years 2004 and 2003 were
$32.85 and $17.88, respectively.

NOTE 3 - AVAILABLE FOR SALE SECURITIES:

     At April 4, 2004 and December 31, 2003, all of the Company's  investments  in marketable  securities were classified as  available-for-sale  and, as a result, were reported at fair value. The following is a summary of the Company's available-for-sale securities at April 4, 2004:

                                                                                  UNREALIZED
                                                                                  ----------          FAIR
                                                                 COST          GAIN        LOSS       VALUE
                                                                 ----          ----        ----       ------

     Debt securities issued by various state and local
       municipalities and agencies                             $230,998         $-         $(48)    $230,950
     Securities issued by United States
       government and agencies                                   59,642         76            -       59,718
                                                                -------         --            -       ------
     Total                                                     $290,640         76         $(48)    $290,668
                                                                =======         ==           ==      =======

                                         PHARMACEUTICAL RESOURCES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  April 4, 2004
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

       The following is a summary of the Company's available-for-sale securities at December 31, 2003:

                                                                                   UNREALIZED
                                                                                   ----------            FAIR
                                                                   COST         GAIN         LOSS       VALUE
                                                                   ----         ----         ----       -----
       Debt securities issued by various state and local
         municipalities and agencies                             $185,450         $-           $-     $185,450
       Securities issued by United States
         government and agencies                                   10,080          -          (30)      10,050
                                                                   ------       ----           --       ------
       Total                                                     $195,530          -         $(30)    $195,500
                                                                  =======       ====         ====      =======

     All of the securities are available for immediate sale and have been classified as short-term. There were no proceeds from the sale of  securities in fiscal years 2004 or 2003.  The  following  table  summarizes  the contractual maturities of debt securities at April 4, 2004 and December 31, 2003:

                                                       APRIL 4, 2004                    DECEMBER 31, 2003
                                                       -------------                    -----------------
                                                                    FAIR                                FAIR
                                                   COST             VALUE             COST              VALUE
                                                   ----             -----             ----              -----
       Less than one year                        $59,642           $59,718           $10,080          $10,050
       Due in 1-2 years                                -                 -                 -                -
       Due in 2-5 years                                -                 -                 -                -
       Due after 5 years                         230,998           230,950           185,450          185,450
                                                 -------           -------           -------          -------
       Total                                    $290,640          $290,668          $195,530         $195,500
                                                 =======           =======           =======          =======

     In addition to the  short-term  investments  described  above,  the Company paid $10,000 to purchase one million shares of the common stock of Advancis  Pharmaceutical  Corporation  ("Advancis"),  a  pharmaceutical company based in Germantown,  Maryland, at $10 per share in its initial public offering of six million shares on October 16, 2003.  The  transaction  closed on October 22, 2003. The Company's  investment  represented an ownership position of 4.4% of the outstanding  common stock of Advancis.  As of April 4, 2004, the fair value of the Company's investment in Advancis was $9,160, based on the market value of the common stock of Advancis at that date. To date, the Company has recorded an unrealized loss on the investment of $840 that was charged to accumulated other comprehensive loss, net of taxes of $327, at April 4, 2004.

NOTE 4 - ACCOUNTS RECEIVABLE:
                                                                                    APRIL 4,         DECEMBER 31,
                                                                                      2004               2003
                                                                                      ----               ----

       Trade accounts receivable, net of customer rebates and chargebacks           $200,144         $196,888
       Other accounts receivable                                                         721            1,176
                                                                                    --------         --------
       Allowances:
       Doubtful accounts                                                               1,847            1,756
       Returns                                                                        12,895           13,256
       Price adjustments and allowances                                               17,175           25,345
                                                                                      ------           ------
                                                                                      31,917           40,357
                                                                                      ------           ------
       Accounts receivable,
       net of allowances                                                            $168,948         $157,707
                                                                                    ========          =======

     The trade accounts  receivable amounts presented above at April 4, 2004 and December 31, 2003 are net of provisions  for  customer  rebates of $22,530  and  $23,793,  and of  chargebacks  of  $72,286  and  $75,598, respectively.  Customer rebates are price reductions generally given to customers as an incentive to increase sales  volume.  Rebates are  generally  based on a customer's  volume of purchases  made during an applicable monthly,  quarterly or annual period.  Chargebacks are price adjustments  provided to wholesale customers for product  that they resell to specific  healthcare  providers  on the basis of prices  negotiated  between the
Company and the providers.

                         PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The accounts receivable allowances include provisions for doubtful accounts, returns and price adjustments and allowances. Price adjustments include cash discounts, sales promotions and shelf-stock adjustments. Cash or terms discounts are given to customers that pay within a specified period of time. The Company may conduct sales or trade-show promotions through which additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

     The Company will generally offer price protection for sales of new generic drugs for which it has market exclusivity periods. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for shelf-stock adjustments to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product to the customer. In addition, the Company may offer price protection with respect to existing products for which it anticipates significant price erosion through increases in competition.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have been granted United States Food and Drug Administration ("FDA") approval to market generic versions of megestrol acetate oral suspension, but, as of December 31, 2003, had only a minimal impact on the Company's net sales of the product. The Company expects that sales and gross margins on megestrol acetate oral suspension will begin to decline in fiscal year 2004 due to the effects of competition. Net sales of megestrol acetate oral suspension were approximately $18,700 for the first quarter of 2004, decreasing $1,870 compared to the first quarter of 2003. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales price for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules substantially declined from the price that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter 2004, however, competitive factors led to additional pricing pressure on fluoxetine 40 mg capsules, resulting in lower net sales and gross margins. Net sales of fluoxetine were approximately $14,900, for the most recent quarter, decreasing $5,027 compared to the first quarter of the prior year. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     In fiscal year 2003, Par obtained the marketing rights to paroxetine, the generic version of GlaxoSmithKline's ("GSK") Paxil(R), in connection with a litigation settlement (the "GSK Settlement") between the Company, GSK and certain of its affiliates, and Pentech Pharmaceuticals, Inc. ("Pentech"). As a result of the GSK Settlement, Par and GSK entered into an agreement (the "GSK Supply Agreement") pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the Commonwealth of Puerto Rico in May 2003 and the United States in September 2003. The Company believes that other generic drug manufacturers have filed Abbreviated New Drug Applications ("ANDAs") in respect of paroxetine and that the marketing exclusivity period ended on March 8, 2004. In May 2004, one additional competitor announced it would launch a competing paroxetine product shortly; however, the Company cannot now predict with certainty the timing of launches by any additional competitors or the potential effect of such competition on its sales. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

                                         PHARMACEUTICAL RESOURCES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  April 4, 2004
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

NOTE 5 -INVENTORIES, NET:
                                                                                        APRIL 4,        DECEMBER 31,
                                                                                          2004              2003
                                                                                          ----              ----
       Raw materials and supplies, net                                                   $23,252          $21,551
       Work-in-process and finished goods, net                                            55,182           45,162
                                                                                          ------           ------
                                                                                         $78,434          $66,713
                                                                                          ======           ======

NOTE 6 - PREPAID EXPENSES  AND OTHER CURRENT ASSETS:

     In March 2004, the Company made a loan to Kali that is included in prepaid expenses and other current assets on the Company's  consolidated  balance sheets. The loan, evidenced by a note in the principal amount of $10,000, bears  interest at the annual rate of 2.3%.  The  principal  of and all of the accrued  interest on the note will become due and payable in full on the  earlier of March 30, 2005 and  immediately  upon the  consummation  of any transaction  that  results in a change of control of Kali,  as defined in the note.  In April  2004,  the Company entered  into a  definitive  agreement  to acquire  all of the  capital  stock of Kali (see  "Note  12-Subsequent
Events").

NOTE 7 - INTANGIBLE ASSETS, NET:
                                                                                         APRIL 4,        DECEMBER 31,
                                                                                           2004              2003
                                                                                           ----              ----
       Trademark licensed from BMS                                                        $5,000           $5,000
       BMS Asset Purchase Agreement, net of accumulated amortization
           of $3,482 and $3,064                                                            8,218            8,636
       Product license fees, net of accumulated amortization of $1,562 and $1,135          8,743            9,170
       Genpharm Distribution Agreement, net of accumulated amortization
           of $4,153 and $3,972                                                            6,680            6,861
       Intellectual property, net of accumulated amortization of $1,383 and $1,202         5,198            5,378
       Genpharm Profit Sharing Agreement, net of accumulated amortization
           of $2,287 and $1,981                                                              213              519
                                                                                             ---              ---
                                                                                         $34,052          $35,564
                                                                                          ======           ======

     The Company recorded  amortization expense related to intangible assets of $1,512 and $1,009,  respectively, for the  three-month  periods  ended  April 4, 2004 and March  30,  2003.  Amortization  expense  related  to the intangible  assets currently being amortized is expected to total  approximately  $5,147 in 2004, $3,773 in 2005,
$3,115 in 2006,  $3,115 in 2007, $3,115 in 2008 and $5,300  thereafter.  Intangible assets not being amortized at
April 4, 2004 and  December 31, 2003 were product  license  fees of $6,999 and a trademark  licensed  from BMS of
$5,000.

     The product  license fees of $6,999 consist of payments made by Par pursuant to agreements  with Breath Ltd.
of the Arrow Group  ("Breath")  and FineTech  related to  latanoprost  ophthalmic  solution  0.005%,  the generic equivalent of Pharmacia  Corporation's  Xalatan(R),  a glaucoma  medication.  In April 2004, the trial related to
Par's ANDA filing of latanoprost  has concluded and the parties are awaiting the District  Court's  decision (see
"Note 11 -Commitments, Contingencies and Other Matters-Legal Proceedings").

NOTE 8 - INCOME TAXES:

     The Company  accounts for income taxes in accordance  with the provisions of SFAS No. 109,  "Accounting  for
Income Taxes",  which requires the Company to recognize  deferred tax assets and  liabilities  for the future tax consequences  attributable to differences between the financial statement carrying amounts of existing assets and liabilities  and their  respective tax bases. At April 4, 2004 and December 31, 2003, the Company had net current deferred income tax assets of $32,681 and $34,473 and net  non-current  deferred income tax assets of $13,487 and
$14,399,  respectively.  Current  deferred  income tax assets in both  periods  consisted  primarily of temporary differences related to accounts receivable  reserves,  and non-current deferred income tax assets in both periods included the tax benefit related to purchased call options.

                                         PHARMACEUTICAL RESOURCES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  April 4, 2004
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

NOTE 9 - CHANGES IN SHAREHOLDERS' EQUITY:

     Changes in the Company's  Common Stock and Additional  Paid-in  Capital  accounts  during the three-month period ended April 4, 2004 were as follows:

                                                                                                    ACCUMULATED
                                                                                     ADDITIONAL        OTHER
                                                                  COMMON STOCK         PAID-IN     COMPREHENSIVE
                                                              SHARES       AMOUNT      CAPITAL    GAINS (LOSSES)
                                                              ------       ------      -------    --------------
       Balance, January 1, 2004                               34,318         $343     $171,931        $(1,673)
         Comprehensive income:
           Unrealized gains on marketable
           securities, net of tax                                  -            -            -          1,070
         Exercise of stock options                               177            2        4,385              -
         Tax benefit from exercise of stock options                -            -        2,301              -
         Employee stock purchase program                           1      -                 58              -
         Compensatory arrangements                                 -            -          392              -
                                                              ------        -----          ---       --------
       Balance, April 4, 2004                                 34,496         $345     $179,067          $(603)
                                                              ======          ===      =======            ===

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                       APRIL 4,      MARCH 30,
COMPREHENSIVE INCOME:                                                                    2004          2003
                                                                                         ----          ----
       Net income                                                                      $30,206        $22,433
       Other comprehensive gains:
         Unrealized gains on marketable securities, net of tax                           1,070              -
                                                                                         -----      ---------
       Comprehensive income                                                            $31,276        $22,433
                                                                                        ======         ======

NOTE 10 - EARNINGS PER SHARE:

       The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                                                         THREE MONTHS ENDED
                                                                                       APRIL 4,       MARCH 30,
                                                                                         2004           2003
                                                                                         ----           ----
Net income                                                                             $30,206         $22,433
Basic:
Weighted average number of common
  shares outstanding                                                                    34,498          32,886
Net income per share of common stock                                                      $.88            $.68
                                                                                           ===             ===
Assuming dilution:
Weighted average number of common
  shares outstanding                                                                    34,498          32,886
Effect of dilutive options                                                               1,057             748
                                                                                         -----             ---
Weighted average number of common
   shares outstanding                                                                   35,555          33,634
Net income per share of common stock                                                      $.85            $.67
                                                                                           ===             ===

     Outstanding  options  of 1,244  and 29 as of April 4, 2004 and March  30,  2003,  respectively,  were not included in the  computation of diluted  earnings per share because the exercise  prices were greater than the average market price of the Common Stock during the respective periods. In addition, outstanding warrants sold concurrently with the prior sale of senior subordinated  convertible notes in September 2003 were not included in the  computation  of diluted  earnings per share as of April 4, 2004. The warrants are  exercisable  for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

LEGAL PROCEEDINGS:

     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. On April 28, 2004, GSK, with the consent of the Company, removed the action from state court to federal court in California. The Company intends to defend vigorously the claims set forth in the complaint.

     On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was transferred to the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     In October 2003, Apotex Pharmaceutical Healthcare, Inc. ("Apotex") filed a complaint against Par in the United States District Court for the Eastern District of Pennsylvania, alleging violations of state and federal antitrust laws as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par filed a motion to dismiss the action in its entirety in December 2003 and a briefing on that motion was completed in April 2004. Par intends to defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

     In August 2003, Teva Pharmaceuticals USA, Inc. ("Teva USA") filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of Par's four patents relating to megestrol acetate oral suspension. Par moved to dismiss the action with respect to the other three patents for lack of subject matter jurisdiction and the motion was granted. The Company intends to pursue its counterclaim against Teva USA and vigorously defend the lawsuit. A trial date has been scheduled by the Court for April 2005.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. ("Roxane") in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents.

     On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the GSK Settlement,

                       PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the GSK Settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par denied any wrongdoing in connection with the Asahi Glass antitrust action and it filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. Subsequent to the October 2003 decision in the District Court, the remaining state law claims were dismissed with prejudice and Asahi filed an appeal with the United States Court of Appeals for the Federal Circuit, which is presently pending. Briefing in that appeal should be concluded later this year.

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

     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent.

     Breath filed an ANDA (currently pending with the FDA) for latanoprost, which was developed by Breath pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Pursuant to agreements with Breath and FineTech, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. All parties are seeking to recover their respective attorneys' fees. The trial concluded in April 2004 and the parties are awaiting the District Court's decision.

     Par entered into a licensing agreement with developer Paddock Laboratories ("Paddock") to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (which is currently pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. At this time, the Company is not

                       PHARMACEUTICAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

able to predict with any certainty the outcome of this litigation.

     The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, to prosecute these actions.

OTHER MATTERS:

     In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic product) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. Because the investigation has only recently begun, it is premature to speculate what action, if any, the federal government may take and what impact any such action could have on the Company's business, prospects or financial condition.

NOTE 12 - SUBSEQUENT EVENTS:

     In April 2004, the Company's marketing partner, Three Rivers Pharmaceutical LLC ("Three Rivers"), received final approval from the FDA for ribavirin 200 mg capsules, the generic version of Schering-Plough Corporation's ("Schering's") Rebetol(R), which is indicated for the treatment of chronic hepatitis. Three Rivers was awarded 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has exclusive marketing rights to sell Three Rivers' ribavirin product, which Par launched in early April 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals, a subsidiary of Schering, also launched a generic ribavirin product in the United States in April 2004. As a result of launching the product, Schering will not receive a royalty from Three Rivers on net sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated.

     In April 2004, the Company entered into a definitive agreement to acquire Kali for up to approximately $135,000 in cash and warrants. Under the terms of the agreement, the Company will purchase all of the capital stock of Kali. The acquisition will not require the approval of PRX's stockholders. The transaction, which is subject to certain conditions, will be accounted for using the purchase method and is expected to close in the second quarter of 2004. With 25 products in development, another 14 filed and awaiting regulatory approval, and a research and development organization of 55 employees, the acquisition of Kali would immediately and significantly expand the Company's research and development capabilities. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey.

     L. William Seidman was selected to the Company's board of directors (the "board"), effective April 15, 2004. For more than the past five years, Mr. Seidman has been Chief Commentator for CNBC-TV, Publisher of Bank Director magazine and an independent consultant in the financial services industry.

     In April 2004, the board authorized the purchase of up to $50,000 worth of the Company's common stock. The purchases are expected to be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the buyback program will be available for general corporate purposes. Pursuant to the buyback program, the Company had purchased 275 shares of its common stock for approximately $11,053 through May 11, 2004.

     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company is in breach of its contract with Pentech relating to the supply and marketing of paroxetine. The Company believes that it is in compliance with its agreement with Pentech and intends to vigorously defend this action.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (III) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT
JOINT VENTURES, (IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (VI) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (VII) THE COSTS AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (VIII) UNANTICIPATED COSTS, DELAYS AND LIABILITIES IN INTEGRATING ACQUISITIONS, (IX) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (X) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

       THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

     In the first quarter 2004, the Company increased sales and earnings over the corresponding period of 2003; however, due to competition involving certain key products, including fluoxetine 40 mg capsules and megestrol acetate oral suspension, and delays in expected new product approvals such as ribavirin, the Company could not match its results for the third and fourth quarters of 2003. Net sales of the Company's top selling product, paroxetine, which the Company began selling in the United States through a distribution agreement with GSK in September 2003, remained strong, increasing over the immediately preceding two quarters. The Company is making an effort to introduce new products in fiscal year 2004 to offset sales and gross margin declines resulting from competition involving certain of its significant products. The Company seeks to reduce its dependence on its top selling products, by adding additional products through its internal development program, new and existing distribution agreements or acquisitions of complementary products or businesses.

     Net sales and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors believed by management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, the market share, and the price, of that product, will typically decline, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. A large portion of the Company's historical revenues has been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products where there is limited competition.

     In fiscal year 2003, Par obtained the marketing rights to paroxetine in connection with the GSK Settlement. As a result of the GSK Settlement, Par and GSK entered into the GSK Supply Agreement, pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the United States in September 2003 and the Commonwealth of Puerto Rico in May 2003. The GSK Settlement provides that the Company's right to distribute paroxetine will be suspended if, at any time, there is not another generic version fully substitutable for Paxil available for purchase in the United States. On September 8, 2003, another generic drug manufacturer, Apotex, launched a generic version of Paxil(R). In April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). The Company expects Paxil CR(R)'s market share to continue to grow in fiscal year 2004, which may cause the Company's sales of paroxetine tablets to decrease. The Company believes that other generic drug manufacturers have filed ANDAs in respect of paroxetine and that the marketing exclusivity period ended on March 8, 2004. In May 2004, one additional competitor announced it would launch a competing paroxetine product shortly; however, the Company cannot now predict with certainty the timing of launches by any additional competitors or the potential effect of such competition on its sales and gross margins.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have been granted FDA approval to market generic versions of megestrol acetate oral suspension, but, as of December 31, 2003, had only a minimal impact on the Company's net sales of the product. The Company expects sales and gross margins on megestrol acetate oral suspension will begin to decline in fiscal year 2004 due to the effects of competition. Net sales of megestrol acetate oral suspension were approximately $18,700 for the first quarter of 2004, decreasing $1,870 compared to the first quarter of 2003. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales prices for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules had substantially declined from the prices that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter 2004, competitive factors led to additional pricing pressure on fluoxetine 40 mg capsules resulting in lower sales and gross margins. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     In April 2004, the Company's marketing partner, Three Rivers, received final approval from the FDA for ribavirin 200 mg capsules. Three Rivers was awarded 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has exclusive marketing rights to sell Three Rivers' ribavirin product, which Par launched in early April 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals, a subsidiary of Schering, launched a generic ribavirin product in the United States in April 2004. As a result of launching the product, Schering will not receive a royalty from Three Rivers on net sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated.

     Critical to the growth of the Company is the introduction of new manufactured and distributed products at selling prices that generate significant gross margins. The Company, through its internal development program and strategic alliances and relationships, is committed to developing new products that have limited competition and longer product life cycles. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest significantly in its internal research and development efforts while, at the same time, seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities, selective vertical integration with raw material suppliers and unique dosage forms to differentiate its products in the marketplace.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise for dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program and these strategic alliances, the Company's pipeline of potential products includes 25 ANDAs (five of which have been tentatively approved), three of which are for products developed by Kali, pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, without having to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties.

     In April 2004, the Company entered into a definitive agreement to acquire Kali for up to approximately $135,000 in cash and warrants. Under the terms of the agreement, the Company will purchase all of the capital stock of Kali. With 25 products in development, another 14 filed and awaiting FDA approval, and a research and development organization of 55 employees, the acquisition of Kali would immediately and significantly expand the Company's research and development capabilities. Kali's 14 ANDAs include three products the Company plans to market. The Company will be due royalty income from the other potential products, which are subject to licensing agreements entered into before the Company's acquisition of Kali. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey.

     The Company believes its acquisition of Kali would fit into its comprehensive business plan by significantly expanding its research and development capabilities and substantially increasing the size of its product portfolio. The acquisition would immediately increase the Company's pending ANDAs from 25 to 36. The Company now expects to submit, together with its strategic partners, at least 20 ANDAs in 2004. The acquisition would also add diversity to the Company's development pipeline and provides four additional first-to-file product opportunities strategically enhancing the prospects for sustained long-term growth.

     The Company also plans to submit its first New Drug Application ("NDA") early in the third quarter of 2004 for a next-generation megestrol acetate oral suspension product. If cleared for marketing, the product will utilize the Megace(R) brand name, which Par licensed from BMS. In addition, a second 505(b)(2) NDA submission is planned for 2005 through Advancis. The Company has a signed a letter of intent with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. If successfully developed, amoxicillin PULSYS(TM) would be a once-daily version of the antibiotic amoxicillin that is administered for fewer days with improved therapeutic effect.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $30,206 for the three-month period ended April 4, 2004 increased $7,773, from $22,433, for the three-month period ended March 30, 2003. Total revenues of $211,767 in the first quarter 2004 increased 99%, from $106,412 in the first quarter 2003, primarily due to additional net sales of paroxetine. The revenue growth resulted in higher gross margin dollars, which increased to $70,552, or 33% of total revenues, in the most recent quarter, from $55,303, or 52% of total revenues, in the corresponding quarter of 2003. Research and development spending of $6,478 in the first quarter 2004 remained at approximately the same level as the corresponding quarter of the prior year; however, the Company expects to significantly increase its research and development spending over the remainder of 2004. First quarter 2004 selling, general and administrative costs were $14,255 compared to $11,890 in the corresponding quarter of 2003. Selling, general and administrative costs in 2004 are net of a $2,812 gain on the sale of the Company's facility in Congers, New York.

     Sales and gross margins of the Company's products are principally dependent upon (i) the pricing practices of competitors and any removal of competing products from the market, (ii) the introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (iii) the ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits to the Company from any one product, (iv) the continuation of existing distribution agreements, (v) the introduction of new distributed products, (vi) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) the willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) the approval of ANDAs and introduction of new manufactured products, (ix) the granting of potential marketing exclusivity periods, (x) the extent of market penetration for the existing product line and (xi) the level and amount of customer service.

REVENUES

     Revenues in the first quarter 2004 of $211,767 increased $105,355, or 99%, from first quarter 2003 revenues of $106,412, primarily due to additional sales from paroxetine and other new products. Net sales of paroxetine, which the Company launched in September 2003 in the United States and is sold through the GSK Supply Agreement, totaled approximately $104,544 in the first quarter of 2004. Additionally, net sales of other new products, including metformin ER (Glucophage XR(R)), introduced in December 2003, mercaptopurine (Purinethol(R)), introduced in February 2004, and torsemide (Demadex(R)), introduced in the second quarter of 2003, contributed to the growth of revenues in 2004 and partially offset lower sales of certain existing products, particularly tizanidine (Zanaflex(R)). Net sales of fluoxetine and megestrol acetate oral suspension were approximately $14,900 and $18,700, respectively, for the most recent quarter, decreasing $5,027 and $1,870, respectively, compared to the first quarter of the prior year. In addition, the Company's other product related revenues in the first quarter 2004 of $728 generated from a profit sharing agreement with Genpharm related to omeprazole decreased from $5,728 in the corresponding period of 2003. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 79% and 54%, respectively, of the Company's net sales in the first quarter of fiscal years 2004 and 2003. Presently, the Company is substantially dependent upon distributed products for its overall sales and, as the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet expected demand could adversely affect the Company's future sales.

     At this time,  it is  difficult  to predict  with  accuracy  the effects of potential competition on future sales of paroxetine. Several market uncertainties exist, including the possibility and timing of additional generic competitors entering the market or the right of GSK, under the GSK Supply Agreement, to suspend Par's right to distribute paroxetine if, at any time, another generic version of Paxil(R) is not being marketed. In May 2004, one additional competitor announced it would launch a competing paroxetine product shortly. In addition, further pricing pressure due to competitive factors on fluoxetine 40 mg and megestrol acetate oral suspension is expected to adversely affect net sales and gross margins on these products in future periods.

     Pursuant to an agreement with Genpharm, the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.'s ("KUDCo"), a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca's Prilosec(R). In the third quarter of 2003, two generic competitors began selling forms of omeprazole that also compete with the prescription form of Prilosec(R), significantly reducing the Company's share of profits related to omeprazole from approximately $12,800 for the first six months of fiscal year 2003 to $2,900 for the last six-months of 2003. The Company expects that the impact of this competition will continue to have an adverse effect on its omeprazole sales in future periods.

GROSS MARGIN

     The Company's gross margin of $70,552 (33% of total revenues) in the first quarter 2004 increased $15,249 from $55,303 (52% of total revenues) for the first quarter 2003. The gross margin dollar increase was achieved primarily as a result of contributions from sales of new products. In accordance with the GSK Settlement and the Pentech Supply and Marketing Agreement, Par pays royalties to GSK and Pentech on sales of paroxetine. As a result of these agreements, the Company's gross margin as a percentage of its total revenues declined as net sales of paroxetine after the allocation of profit splits yielded a significantly lower gross margin percentage than the Company's average gross margin as a percentage of total revenues of its other products in the corresponding quarter of 2003.

     As discussed above, the Company experienced lower sales and gross margins for fluoxetine 40 mg capsules and megestrol acetate oral suspension in the first quarter 2004. The Company's gross margins for paroxetine could also decline when, if and as, additional manufacturers introduce and market comparable generic products. Despite the possibility of additional competition on these products, the Company anticipates all three products will remain as significant contributors to its overall performance in fiscal year 2004.

     Inventory write-offs of $1,980 in the first quarter 2004 increased from $412 in the first quarter 2003. The inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work in process inventory not meeting the Company's quality control standards. The write-offs in the first quarter of 2004 included the write-off of inventory for a product whose launch was delayed, as well as normally occurring write-offs resulting from increased production required to meet higher sales and inventory levels. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     The Company's first quarter expenditure of $6,478 in research and development in 2004 was comparable to $6,469 spent in the first quarter of the prior fiscal year. The Company expects its research and development spending to increase substantially over the last three quarters of 2004. As previously discussed, the Company executed a definitive agreement in April 2004 to acquire

Kali. The Company expects to utilize Kali, when acquired, to develop products principally for its own new product pipeline. Although there can be no such assurance, the Company believes that, with the addition of Kali, its research and development expenses could approach $55,000 for fiscal year 2004.

     The Company currently has 11 ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company expects that at least eight of the potential products in active development will be the subjects of biostudies during fiscal year 2004.

     The Company and Genpharm have entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products and submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par is to serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered by this Agreement. Currently, there are two ANDAs for potential products covered by the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA. Under the Genpharm 11 Product Agreement, the Company is currently marketing one product and receiving royalties on another product marketed by an unaffiliated company.

     The Company and Genpharm  have also entered into a  distribution  agreement
(the "Genpharm Distribution Agreement"), dated March 25, 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are eight ANDAs for potential products (three tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 19 products under the Genpharm Distribution Agreement.

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

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $14,255 for the first quarter 2004, which reflected total costs of $17,067 (8% of total revenues) net of a gain of $2,812 on the sale of the Company's facility in Congers, New York, and an increase of $5,177 from $11,890 (11% of total revenues) in the corresponding quarter of last year. The increase in 2004 was primarily attributable to higher legal fees of $1,334, personnel costs of $997, including those for information systems assessments, and, to a lesser extent, product liability insurance, and marketing costs associated with new product introductions. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs of $634 in the first quarter 2004 increased from $607 in the corresponding quarter of the prior year. Although overall sales volumes increased in fiscal year 2004, shipping costs remained at approximately the same level as fiscal year 2003 due to a reduced amount of reliance on an external distribution service. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation relating to potential new product introductions (see "Notes to Consolidated Financial Statements-Note 11-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative costs are expected to increase by 10% to 20% in fiscal year 2004 primarily due to increased legal fees and marketing activities.

     Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York (the "Congers Facility"). In March 2004, the Company sold the Congers Facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

INTEREST EXPENSE/INCOME

     Net interest expense was $279 for the first quarter 2004 compared to net interest income of $169 for the first quarter 2003. Net interest expense for the first quarter 2004 includes interest payable on the Company's convertible notes, partially offset by interest income derived primarily from short-term investments. Net interest income in the first quarter of 2003 was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $19,312 and $14,646, respectively, for the three-month periods ended April 4, 2004 and March 30, 2003 based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Note 8-Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $95,416 at April 4, 2004 decreased $67,133 from $162,549 at December 31, 2003, primarily due to the purchase of available-for-sale securities. The Company had cash provided by operations of $33,463, gross proceeds of $4,980 from the sale of the Congers Facility and $4,445 from the issuance of shares of Common Stock upon the exercise of stock options. In the first quarter 2004, the Company made a loan to Kali of $10,000 and invested $5,156 in capital improvements, primarily for Phase II of the expansion of its laboratories in Spring Valley, New York, and new production machinery. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

     Working capital, which is current assets minus current liabilities, of $497,668 increased $37,866, from $459,802 at December 31, 2003, primarily due to increases in the Company's available-for-sale securities, partially offset by a decrease in cash. Increases in the Company's accounts receivables and inventory were partially offset by higher accounts payable and amounts due to distribution agreement partners, particularly those due to GSK. The available for sale securities includes debt securities issued by state and local municipalities and agencies and securities issued by the United States government and agencies and all are available for immediate sale. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.65x at April 4, 2004 compared to 3.75x at December 31, 2003. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations.

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. The Company intends to use its current liquidity to support the expansion of its business, including the acquisition of Kali, increasing its research and development activities, entering into product license arrangements and possibly acquiring other complementary businesses and products, and for general corporate purposes.

     As of April 4, 2004, the Company had payables owed to distribution agreement partners of $95,195 related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK on paroxetine. The Company expects to pay these amounts out of its working capital during the second quarter of 2004.

     The dollar values of the Company's material contractual obligations and commercial commitments as of April 4, 2004 were as follows:

                                                                       Amounts Due by Period
                                                                       ---------------------
                                     Total Monetary    Apr.-Dec. 31      2005 to   2008 to     2010 and
     Obligation                      Obligation          2004            2007       2009     thereafter
     ----------                      ----------          ----            ----       ----     ----------
     Operating leases                  $17,206           $2,343         $7,284    $4,485        $3,094
     Convertible notes*                200,000                -              -         -       200,000
     Other                                 635              171            464         -             -
                                           ---              ---            ---   -------      --------
     Total obligations                $217,841           $2,514         $7,748    $4,485      $203,094
                                       =======            =====          =====     =====       =======

     *The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

     In addition to its  internal  research and  development  costs,  the Company,  from time to time, enters into  agreements with third parties for the  development of new products and  technologies.  To date,  the Company has entered into  agreements  and advanced  funds or has  commitments  with several non-affiliated  companies for products in various  stages of  development.  These types of payments or commitments  are generally  dependent on a third party achieving  certain  milestones or the timing of third-party  research and  development  or legal  expenses.  Due to the  uncertainty  of the timing or realization of such commitments,  these obligations are not included in the table above;  however, the agreements that contain such  commitments  that the Company believes are material are described below.
Payments  made  pursuant to these  agreements  are either  capitalized  or expensed  according  to the
Company's accounting policies.

     Par and Nortec  Development  Associates,  Inc.  (a Glatt  company)  ("Nortec"),  entered  into an agreement,  dated October 22, 2003, in which the two companies agreed to develop  additional  products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement,  Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000,  of which $1,500 was paid by Par in fiscal year 2003, $1,000 is due in fiscal year 2004 and $500 is due in fiscal year 2005.  On or before  October 15, 2005,  Par has the option to either (i) terminate the arrangement  with Nortec,  in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii)
acquire all of the capital stock of Nortec over the  subsequent  two years,  including the first fifty
(50%)  percent of the capital  stock of Nortec over the third and fourth  years of the  agreement  for
$4,000, and the remaining 50% from its owners at the end of the fourth year for an additional $11,000.
The parties have agreed to certain  revenue and royalty  sharing  arrangements  before and after Par's acquisition, if any, of Nortec.

     In the second quarter of 2002, the Company made non-refundable  payments totaling $1,000 pursuant to other agreements with Nortec,  which were charged to research and development expenses as incurred.
Pursuant to the agreements,  the Company agreed to pay a total of $800 in various installments related to the  achievement of certain  milestones in the  development of two potential  products and $600 for each product on the day of its first commercial sale (if any).

     Par entered into the Advancis  Licensing  Agreement,  dated  September 4, 2003,  with Advancis to market the antibiotic  Clarithromycin XL. Pursuant to this agreement,  Advancis is responsible for the development  and manufacture of the product,  while Par will be responsible  for marketing,  sales and distribution.  If certain  provisions  in the  agreement  are met,  Par has agreed to pay  Advancis an aggregate  amount of up to $6,000,  based on the  achievement of certain  milestones  contained in the agreement. An ANDA for the product is expected to be submitted to the FDA in the near future. Pursuant to the agreement, Par has agreed to pay Advancis a certain percentage of the gross profits, as defined in the Agreement,  on all sales of the product if it is successfully developed and introduced into the market.

     Par entered into an agreement with BMS, dated August 6, 2003, to license the brand name Megace(R)
to be used for a potential  new  product  currently  in  development.  The  product,  if  successfully developed,  would be a line extension of the Company's  megestrol  acetate oral  suspension  products.
Pursuant to this agreement, Par paid BMS $5,000 in August 2003, which is included in intangible assets on the Company's  consolidated  balance sheets at April 4, 2004. As part of this  agreement,  Par also provided BMS with funding of approximately $400 in fiscal year 2003 to support the active promotion of the brand name, which was expensed as incurred,  and will provide an additional $1,600 throughout 2004 to help retain brand equity and awareness among physicians.

     In November  2002,  the Company  amended the Pentech  Supply and  Marketing
Agreement, dated November 2001, with Pentech to market paroxetine capsules. Pursuant to the agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were fully credited against profit payments to Pentech. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300 for fiscal year 2003. In fiscal year 2003, the Company paid Pentech $771 of these costs, which were charged to research and development expenses as incurred. Pursuant to this agreement, Par and Pentech share in net profits on Par's sales of paroxetine.

     In July 2002, the Company and Three Rivers entered into the Three Rivers Distribution Agreement, which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R). Under the terms of the agreement, Three Rivers has agreed to supply the product and was responsible for managing the regulatory process and patent litigation. Par has the exclusive right to sell the product in non-hospital markets and has agreed to pay Three Rivers a percentage of the gross profits (as defined in the agreement). The Company paid Three Rivers $1,000 in November 2002, which was charged to research and development expense, and paid Three Rivers and additional $500 when Par launched the product in April 2004.

     Pursuant to the Genpharm 11 Product Agreement, Genpharm has agreed to develop products, submit all corresponding ANDAs to the FDA and subsequently manufacture the products covered under the agreement. Par has agreed to serve as exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay to Genpharm a percentage of the gross profits, as defined in the agreement, on all sales of products covered by the agreement. In the second quarter of 2002, the Company paid Genpharm a non-refundable fee of $2,000, which is included in intangible assets, net of accumulated amortization, on the Company's consolidated balance sheets, for two of the products. Pursuant to the agreement, the Company's share of development and legal costs related to the other products has been expensed as incurred. The Company will also be required to make an additional non-refundable payment of up to $414 based upon FDA acceptance of certain filings, as described in the agreement.

     In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation. HighRapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is utilizing  the  Company's  cash  infusion  for  working  capital  and  operating expenses. Through April 4, 2004, the Company had invested $1,506 of its potential investment. Due to HighRapids' current operating losses and the
Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the Company's consolidated statements of operations.

     In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems, (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Aveva is responsible for the development and manufacture of the product, while Par is responsible for its marketing, sale and distribution. Pursuant to the agreement, Par paid Aveva $1,167 in fiscal year 2001 and $833 in 2002, which were charged to research and development expenses in the respective years. In addition, Par has agreed to pay Aveva $1,000 upon FDA approval of the product and royalties on sales of the product.

     The Company expects to continue to fund its operations, including research and development activities, capital projects and its obligations under the existing distribution and development arrangements discussed herein, out of its working capital, including the proceeds from the issuance of its convertible notes. The Company anticipates that its capital spending in fiscal year 2004 will not exceed the level in fiscal year 2003. Implementation of the Company's business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

FINANCING

     At April 4, 2004, the Company's total outstanding long-term debt, including the current portion, was $200,635. The amount consisted primarily of senior subordinated convertible notes and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The first payment of $2,875 was made on March 29, 2004. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

SUBSEQUENT EVENTS

     In April 2004, the Company's marketing partner, Three Rivers, received final approval from the FDA for ribavirin 200 mg capsules. Three Rivers was awarded 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has exclusive marketing rights to sell Three Rivers' ribavirin product, which Par launched in early April 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals, a subsidiary of Schering, also launched a generic ribavirin product in the United States in April 2004. As a result of its launching the product, Schering will not receive a royalty from Three Rivers on net sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated.


     In April 2004, the Company entered into a definitive agreement to acquire Kali for up to approximately $135,000 in cash and warrants. Under the terms of the agreement, the Company will purchase all of the capital stock of Kali. The acquisition, which is subject to various conditions, will not require the approval of PRX's stockholders. The transaction will be accounted for using the purchase method and is expected to close in the second quarter of 2004. With 25 products in development, another 14 filed and awaiting regulatory approval, and a research and development organization of 55 employees, the acquisition of Kali, if completed, would immediately and significantly expand the Company's research and development capabilities. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey.

     L. William Seidman was selected to the board, effective April 15, 2004. For more than the past five years, Mr. Seidman has been Chief Commentator for CNBC-TV, Publisher of Bank Director magazine and an independent consultant in the financial services industry.

     In April 2004, the board authorized the purchase of up to $50,000 worth of the Company's common stock. The purchases are expected to be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the buyback program will be available for general corporate purposes. Pursuant to the buyback program, the Company had purchased 275 shares of its common stock for approximately $11,053 through May 11, 2004.

     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company is in breach of its contract with Pentech relating to the supply and marketing of paroxetine. The Company believes that it is in compliance with its agreement with Pentech and intends to vigorously defend this action.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available for sale securities at April 4, 2004. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term nature.

     The following table summarizes the available for sale securities that subject the Company to market risk at April 4, 2004 and December 31, 2003:

                                                                                        APRIL 4,     DEC. 31,
                                                                                          2004         2003
                                                                                          ----         ----
     Debt securities issued by various state and local
       municipalities and agencies                                                    $230,950      $185,450
     Securities issued by United States government and agencies                         59,718        10,050
                                                                                        ------        ------
     Total                                                                            $290,668      $195,500
                                                                                       =======       =======

AVAILABLE FOR SALE SECURITIES:

     The primary  objectives for the Company's  investment  portfolio are liquidity and safety of principal.
Investments  are made to achieve  the  highest  rate of return  while  retaining  safety of  principal.  The
Company's  investment policy limits  investments to certain types of instruments  issued by institutions and governmental  agencies with  investment-grade  credit ratings.  A significant change in interest rates could affect the market value of the $290,668 in  available-for-sale  securities that have a maturity greater than one year.

     The Company is also subject to market risk in respect of its  investment in Advancis,  which is subject to fluctuations in the price of Advancis common stock, which is publicly traded. The Company paid $10,000 to purchase  one million  shares of the common  stock of  Advancis,  at $10 per share,  in its  initial  public offering of six million shares on October 16, 2003. The transaction closed on October 22, 2003. The value of the Company's investment in Advancis as of April 4, 2004 was $9,160.

                        ITEM 4. CONTROLS AND PROCEDURES.

     Based on an evaluation under the supervision and with the  participation  of the Company's  management, the Company's  principal executive officer and principal financial officer have concluded that the Company's disclosure  controls and  procedures  (as defined in Rules  13a-15(e)  and  15d-15(e)  under the  Securities
Exchange Act of 1934, as amended) were effective as of April 4, 2004 to ensure that information  required to be  disclosed  by the  Company  in reports  that it files or submits  under the  Exchange  Act is  recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes  in the  Company's  internal  control  over  financial  reporting  identified  in management's  evaluation  during  the first  quarter of fiscal  2004 that have  materially  affected  or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. On April 28, 2004, GSK, with the consent of the Company, removed the action from state court to federal court in California. The Company intends to defend vigorously the claims set forth in the complaint.

     On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was transferred to the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. Par intends to defend vigorously the claims asserted in both complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     In October 2003, Apotex filed a complaint against Par in the United States District Court for the Eastern District of Pennsylvania alleging violations of state and federal antitrust laws as a result of the Company's settlement with GSK and the GSK Supply Agreement. Par filed a motion to dismiss the action in its entirety in December 2003 and a briefing on that motion was completed in April 2004. Par intends to defend vigorously this action, and may assert counterclaims against Apotex and claims against third parties.

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA seeks a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of Par's four patents relating to megestrol acetate oral suspension. Par moved to dismiss the action with respect to the other three patents for lack of subject matter jurisdiction and the motion was granted. The Company intends to pursue its counterclaim against Teva USA and vigorously defend the lawsuit. A trial date has been scheduled by the Court for April 2005.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents.

     On May 28, 2003, Asahi Glass filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the GSK Settlement reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the GSK Settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States.

Par denied any wrongdoing in connection with the Asahi Glass antitrust action and it filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. Subsequent to the October 2003 decision in the District Court, the remaining state law claims were dismissed with prejudice and Asahi filed an appeal with the United States Court of Appeals for the Federal Circuit, which is presently pending. Briefing in that appeal should be concluded later this year.

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

     On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent.

     Breath filed an ANDA (currently pending with the FDA) for latanoprost, which was developed by Breath pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Pursuant to agreements with Breath and FineTech, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. All parties are seeking to recover their respective attorneys' fees. The trial concluded in April 2004 and the parties are awaiting the District Court's decision.

     Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed's product Androgel(R). The product, if successfully brought to market, will be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (which is currently pending with the
FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia alleging patent infringement on August 22, 2003. Par has an interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. At this time, the Company is not able to predict with any certainty the outcome of this litigation.

     The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are incidental to the conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, to prosecute these actions.

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

       (b)  Reports on Form 8-K:

            Current Reports on Forms 8-K, dated March 9, 2004 (Item 7) and March 11, 2004 (Item 7) reflect the Commission's decision regarding the Company's confidential treatment request related to the License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PHARMACEUTICAL RESOURCES, INC.
                                ---------------------------------
                                (Registrant)




May 14, 2004                    /s/ Scott L. Tarriff
                                ---------------------------------
                                Scott L. Tarriff
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER





May 14, 2004                   /s/ Dennis J. O'Connor
                               ----------------------------------
                               Dennis J. O'Connor
                               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                   Description
--------------                   -----------

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

                                                                   EXHIBIT 31.1


          CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE EXCHANGE ACT


     I,  Scott  L.   Tarriff,   President   and  Chief   Executive   Officer  of
Pharmaceutical Resources, Inc., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;


Date: May 14, 2004                              /s/ Scott L. Tarriff
                                                --------------------
                                                Scott L. Tarriff
                                          President and Chief Executive Officer

                                                                   EXHIBIT 31.2


          CERTIFICATION PURSUANT TO RULE 13A-14(A) OF THE EXCHANGE ACT


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;


Date: May 14, 2004                                  /s/ Dennis J. O'Connor
                                                    ----------------------
                                                      Dennis J. O'Connor
                                                    Chief Financial Officer

                                                                  EXHIBIT  32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-Q for the period ended April 4, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott
L. Tarriff, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Scott L. Tarriff
--------------------
Scott L. Tarriff
President and Chief Executive Officer
May 14, 2004

                                                                   EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pharmaceutical Resources, Inc. (the "Company") on Form 10-Q for the period ended April 4, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
J. O'Connor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Dennis J. O'Connor
----------------------
Dennis J. O'Connor
Chief Financial Officer
May 14, 2004