Form 10-Q
period 2004-07-04
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2004-08-13
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 4, 2004

                         COMMISSION FILE NUMBER: 1-10827


                       PAR PHARMACEUTICAL COMPANIES, INC.
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


       Registrant's telephone number, including area code - (845) 425-7100



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


       Number of shares of Common Stock outstanding as of August 9, 2004:
                                   33,945,956

                               PART I - FINANCIAL INFORMATION
                                ITEM 1. FINANCIAL STATEMENTS

                             PAR PHARMACEUTICAL COMPANIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                             (In Thousands, Except Share Data)
                                        (Unaudited)


                                                                  JULY 4,       DECEMBER 31,
                   ASSETS                                          2004             2003
                   ------                                          ----             ----
Current assets:
  Cash and cash equivalents                                      $51,088          $162,549
  Available-for-sale securities                                  198,955           195,500
  Accounts receivable, net of allowances of
   $41,958 and $40,357                                           178,578           157,707
  Inventories, net                                                73,713            66,713
  Prepaid expenses and other current assets                        9,619            10,033
  Unallocated purchase price                                     142,960                 -
  Deferred income tax assets                                      37,419            34,473
                                                                  ------            ------
   Total current assets                                          692,332           626,975

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                        53,411            46,813
Investment - Advancis                                              7,420             7,500
Intangible assets, net                                            32,860            35,564
Goodwill                                                          24,662            24,662
Deferred charges and other assets                                  6,261             6,899
Non-current deferred income tax assets, net                       15,012            14,399
                                                                  ------            ------
   Total assets                                                 $831,958          $762,812
                                                                 =======           =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
  Current portion of long-term debt                                 $206              $122
  Accounts payable                                                26,987            20,157
  Payables due to distribution agreement partners                 94,881            88,625
  Accrued salaries and employee benefits                           5,401             7,363
  Accrued expenses and other current liabilities                  18,783            24,654
  Income taxes payable                                            38,922            26,252
                                                                  ------            ------
     Total current liabilities                                   185,180           167,173
 Long-term debt, less current portion                            200,360           200,211
 Other long-term liabilities                                         347               347
 Commitments and contingencies
Stockholders' equity:
  Preferred Stock, par value $.0001 per share; authorized
    6,000,000 shares; none issued and outstanding                      -                 -
  Common stock, par value $.01 per share; authorized:
    90,000,000 shares; issued: 34,608,947 and 34,318,163
    shares                                                           346               343
  Additional paid-in capital                                     183,744           171,931
  Retained earnings                                              284,546           224,480
  Accumulated other comprehensive loss                            (2,488)           (1,673)
  Treasury stock at cost: 500,000 shares                         (20,077)                -
                                                                  ------          --------
    Total stockholders' equity                                   446,071          395,081
                                                                 -------          -------
 Total liabilities and stockholders' equity                     $831,958         $762,812
                                                                 =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                             2

                             PAR PHARMACEUTICAL COMPANIES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                     RETAINED EARNINGS
                          (In Thousands, Except Per Share Amounts)
                                        (Unaudited)


                                          SIX MONTHS ENDED            THREE MONTHS ENDED
                                          ----------------            ------------------
                                         JULY 4,     JUNE 29,        JULY 4,     JUNE 29,
                                          2004        2003            2004        2003
                                          ----        ----            ----        ----
Revenues:
  Net product sales                    $422,099     $209,485        $211,060     $108,801
  Other product related revenues          2,199       12,788           1,471        7,060
                                          -----       ------           -----        -----
Total revenues                          424,298      222,273         212,531      115,861
Cost of goods sold                      280,629      106,000         139,414       54,891
                                        -------      -------         -------       ------
  Gross margin                          143,669      116,273          73,117       60,970
Operating expenses (income):
  Research and development               16,662       11,120          10,184        4,651
  Selling, general and administrative    30,736       30,105          16,481       18,215
  Settlements                            (2,846)           -          (2,846)           -
                                          -----       ------           -----       ------

  Total operating expenses               44,552       41,225          23,819       22,866

      Operating income                   99,117       75,048          49,298       38,104

Other expense, net                          (75)         (44)            (53)         (10)
Interest (expense) income, net             (573)         333            (294)         164
                                            ---          ---             ---          ---

Income before provision for income
  taxes                                  98,469       75,337          48,951       38,258
Provision for income taxes               38,403       29,758          19,091       15,112
                                         ------       ------          ------       ------

Net income                               60,066       45,579          29,860       23,146
Retained earnings, beginning of
  period                                224,480      101,947         254,686      124,380
                                        -------      -------         -------      -------

Retained earnings, end of period       $284,546     $147,526        $284,546     $147,526
                                        =======      =======         =======      =======

Net income per share of common stock:
  Basic                                   $1.75        $1.38            $.87         $.70
                                           ====         ====             ===          ===
  Diluted                                 $1.70        $1.34            $.85         $.68
                                           ====         ====             ===          ===

Weighted average number of common
  shares outstanding:
  Basic                                  34,359       33,021          34,267       33,153
                                         ======       ======          ======       ======
  Diluted                                35,247       33,953          34,930       34,197
                                         ======       ======          ======       ======



  The accompanying notes are an integral part of these consolidated financial statements.

                                             3

                              PAR PHARMACEUTICAL COMPANIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)
                                          (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                         ----------------
                                                                        JULY 4,      JUNE 29,
                                                                         2004         2003
                                                                         ----         ----
Cash flows provided by operating activities:
  Net income                                                           $60,066     $45,579

  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Deferred income taxes                                               (3,528)      2,186
    Depreciation and amortization                                        5,681       3,916
    Inventory reserves                                                     196         602
    Allowances against accounts receivable                               1,601      (4,492)
    Stock option activity                                                  397       2,961
    Gain on sale of property                                            (2,812)          -
    Other                                                                   77           -

  Changes in assets and liabilities:
    Increase in accounts receivable                                    (22,472)    (39,338)
    Increase in inventories                                             (7,196)     (6,587)
    Increase in prepaid expenses and other assets                       (1,514)     (1,024)
    Increase in accounts payable                                         6,755       8,017
    Increase in payables due to distribution agreement partners          6,256       2,278
    (Decrease) increase in accrued expenses and other liabilities       (7,833)      3,504
    Increase in income taxes payable                                    15,437      25,988
                                                                        ------      ------
      Net cash provided by operating activities                         51,111      43,590
                                                                        ------      ------

Cash flows from investing activities:
  Capital expenditures                                                 (11,243)    (11,727)
  Acquisition of Kali Laboratories, Inc., net of cash acquired        (138,366)          -
  Acquisition of available-for-sale securities                        (252,871)          -
  Proceeds from sale of available-for-sale securities                  248,650           -
  Proceeds from sale of fixed assets                                     4,980           -
                                                                         -----      ------
      Net cash used in investing activities                           (148,850)    (11,727)
                                                                       --------     ------

Cash flows from financing activities:
  Proceeds from issuances of common stock                                6,122      11,212
  Repurchases of common stock                                          (20,077)          -
  Issuance of debt                                                         399           -
  Principal payments under long-term debt and other borrowings            (166)     (1,073)
                                                                           ---       -----
      Net cash (used in) provided by financing activities              (13,722)     10,139
                                                                        ------      ------

Net (decrease) increase in cash and cash equivalents                  (111,461)     42,002
Cash and cash equivalents at beginning of period                       162,549      65,121
                                                                       -------      ------
Cash and cash equivalents at end of period                             $51,088    $107,123
                                                                        ======     =======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Taxes                                                                $26,492      $1,583
                                                                        ======       =====
  Interest                                                              $2,962         $58
                                                                         =====          ==

Non-cash transactions:
  Tax benefit from exercise of stock options                            $2,767      $5,940
                                                                         =====       =====
  Issuance of warrants                                                  $2,530          $-
                                                                         =====
  Decrease in fair value of available-for-sale securities                $(815)         $-
    and investments                                                        ===           =

    The accompanying notes are an integral part of these consolidated financial statements.

                                              4

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     Par Pharmaceutical Companies, Inc. (the "Company" or "PRX") operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals, principally in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly owned subsidiary, FineTech Laboratories Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement between Par and Bristol-Myers Squibb Company ("BMS"). Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one product in oral suspension form. On June 9, 2004, the Company acquired Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, for $140,430 in cash and $2,530 in warrants. Under the terms of the agreement, the Company purchased all of the capital stock of Kali. The acquisition did not require the approval of PRX's stockholders. The transaction will be accounted for using the purchase method.

     On May 26, 2004, the Company changed its name from Pharmaceutical Resources, Inc. to Par Pharmaceutical Companies, Inc. by amending its
Certificate of Incorporation, following approval of the name change by the Company's stockholders at the Company's annual stockholders meeting on that date.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at July 4, 2004 and for the six-month and three-month periods ended July 4, 2004 and June 29, 2003 are unaudited; in the opinion of the Company's management, however, such statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information presented therein. The consolidated balance sheet at December 31, 2003 was derived from the Company's audited consolidated financial statements at such date.

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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                SIX MONTHS ENDED         THREE MONTHS ENDED
                                                ----------------         ------------------
                                               JULY 4,     JUNE 29,       JULY 4,    JUNE 29,
                                                2004         2003          2004        2003
                                                ----         ----          ----        ----
Net income, as reported                       $60,066     $45,579        $29,860     $23,146

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                        -       1,263              -       1,263

Deduct: Stock-based employee compensation
  expense determined under the fair value
  based method, net of related tax effects    (11,185)     (5,311)        (3,551)     (2,672)
                                               ------       -----          -----       -----
Pro forma net income                          $48,881     $41,531        $26,309     $21,737
                                               ======      ======         ======      ======

Net income per share of common stock:

  As reported -Basic                            $1.75       $1.38           $.87        $.70
                                                 ====        ====            ===         ===
  As reported -Diluted                          $1.70       $1.34           $.85        $.68
                                                 ====        ====            ===         ===

  Pro forma -Basic                              $1.42       $1.26           $.77        $.66
                                                 ====        ====            ===         ===
  Pro forma -Diluted                            $1.39       $1.22           $.75        $.64
                                                 ====        ====            ===         ===

     As permitted under SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value-based method of SFAS 148. The fair value of the options granted during each of the six and three-month periods has been estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                                 SIX MONTHS ENDED         THREE MONTHS ENDED
                                 ----------------         ------------------
                                JULY 4,    JUNE 29,       JULY 4,     JUNE 29,
                                 2004        2003          2004         2003
                                 ----        ----          ----         ----
Risk-free interest rate           4.0%        4.0%          4.0%        4.0%
Expected term                 4.9 years    4.8 years     4.9 years    3.5 years
Expected volatility              62.1%       63.6%         61.9%       64.0%

     It is also assumed that no dividends will be paid during the entire term of the options. The weighted average fair values of options granted in the six-month periods ended July 4, 2004 and June 29, 2003 were $33.27 and $18.42, respectively. The weighted average fair values of options granted in the three-month periods ended July 4, 2004 and June 29, 2003 were $24.46 and $23.51, respectively.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES:

     At July 4, 2004 and December 31, 2003, all of the Company's investments in marketable securities were classified as available-for-sale and, as a result, were reported at fair value. The following is a summary of the Company's available-for-sale securities at July 4, 2004:

                                                           UNREALIZED
                                                           ----------        FAIR
                                                COST     GAIN      LOSS     VALUE
                                                ----     ----      ----     -----
Debt securities issued by various state
  and local municipalities and agencies       $128,900    $-     $(128)   $128,772
Securities issued by United States
  government and agencies                       70,851     -      (668)     70,183
                                                ------     -       ----     ------
Total                                         $199,751     -     $(796)   $198,955
                                               =======     =       ===     =======

                                         6

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     The following is a summary of the Company's available-for-sale securities at December 31, 2003:

                                                     UNREALIZED
                                                     ----------      FAIR
                                            COST     GAIN   LOSS     VALUE
                                            ----     ----   ----     -----
Debt securities issued by various state
  and local municipalities and agencies $185,450 $- $- $185,450 Securities issued by United States
  government and agencies                   10,080     -     (30)     10,050
                                            ------     -      --      ------
Total                                     $195,530     -    $(30)   $195,500
                                           =======     =      ==     =======

     All of the securities are available for immediate sale and have been classified as short-term. The following table summarizes the contractual maturities of debt securities at July 4, 2004 and December 31, 2003:

                                 JULY 4, 2004              DECEMBER 31, 2003
                                 ------------              -----------------
                                            FAIR                        FAIR
                              COST          VALUE         COST          VALUE
                              ----          -----         ----          -----
Less than one year          $70,851        $70,183       $10,080        $10,050
Due in 1-2 years                  -              -             -              -
Due in 2-5 years             10,600         10,600             -              -
Due after 5 years           118,300        118,172       185,450        185,450
                            -------        -------       -------        -------
Total                      $199,751       $198,955      $195,530       $195,500
                            =======        =======       =======        =======

     In addition to the short-term investments described above, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis Pharmaceutical Corporation ("Advancis"), a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment represented an ownership position of 4.4% of the outstanding common stock of Advancis. As of July 4, 2004, the fair value of the Company's investment in Advancis was $7,420, based on the market value of the common stock of Advancis at that date. To date, the Company has recorded an unrealized loss on the investment of $2,580 that was charged to accumulated other comprehensive loss, net of taxes of $1,006, at July 4, 2004.

NOTE 4 - ACCOUNTS RECEIVABLE:
                                                 JULY 4,      DECEMBER 31,
                                                  2004            2003
                                                  ----            ----
Trade accounts receivable, net of customer
  rebates and chargebacks                       $218,344        $196,888
Other accounts receivable                          2,192           1,176
                                                   -----           -----
                                                 220,536         198,064
                                                 -------         -------
Allowances:
Doubtful accounts                                  1,847           1,756
Returns                                           13,506          13,256
Price adjustments and allowances                  26,605          25,345
                                                  ------          ------
                                                  41,958          40,357
                                                  ------          ------
Accounts receivable,
  net of allowances                             $178,578        $157,707
                                                 =======         =======

     The trade accounts receivable amounts presented above at July 4, 2004 and December 31, 2003 are net of provisions for customer rebates of $18,883 and
$23,793, and of chargebacks of $143,919 and $75,598, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. Chargebacks are price adjustments provided to wholesale customers for product that they resell to specific healthcare providers on the basis of prices negotiated between the Company and the providers. The increase in the chargeback reserve is primarily attributable to ribavirin, the generic version of Schering-Plough Corporation's ("Schering's") Rebetol(R), which the Company began selling in April 2004.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have since been granted United States Food and Drug Administration ("FDA") approval to market generic versions of megestrol acetate oral suspension and have launched products that compete with the Company's product. In July 2004, Par entered into a legal settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. ("Teva USA"), pursuant to which Par will grant a license to Teva USA for a limited number of units and Par will receive a royalty on Teva USA's net sales of megestrol acetate oral suspension (see "Note 12 -Commitments, Contingencies and Other Matters-Legal Proceedings" and "Note 13 - Subsequent Events"). Sales and gross margins on megestrol acetate oral suspension continued to decline in fiscal year 2004 due to the effects of competition; however the product is expected to continue to be a significant contributor to the Company's overall results in future periods. Net sales of megestrol acetate oral suspension were approximately $18,300 for the second quarter of 2004, decreasing $3,700 from approximately $22,000 for the second quarter of 2003. Megestrol acetate oral suspension net sales were approximately $37,000 for the six-month period ended July 4, 2004 compared to $42,600 for the same six-month period in 2003. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales price for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules substantially declined from the price that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter of 2004, however, competitive factors led to additional pricing pressure on fluoxetine 40 mg capsules, resulting in lower net sales and gross margins. Net sales of fluoxetine were approximately $8,400 and $23,200, respectively, for the three and six-month periods ended July 4, 2004 compared to approximately $24,600 and $44,500, respectively, for the corresponding periods of 2003. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     In fiscal year 2003, Par obtained the marketing rights to paroxetine, the generic version of GlaxoSmithKline's ("GSK") Paxil(R), in connection with a litigation settlement (the "GSK Settlement") between the Company, GSK and certain of its affiliates, and Pentech Pharmaceuticals, Inc. ("Pentech"). As a result of the GSK Settlement, Par and GSK entered into an agreement (the "GSK Supply Agreement") pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the Commonwealth of Puerto Rico in May 2003 and the United States in September 2003. The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and two additional competitors launched competing paroxetine products in the second quarter of 2004. The additional competition had an adverse effect on the Company's revenues and gross margins derived from paroxetine in the second quarter of 2004, which will continue in subsequent periods. As a result of the competition, the Company had price

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




protection reserves of approximately $5,900 for paroxetine at July 4, 2004. The Company will continue to evaluate the effects of competition and will record additional price protection reserves when, if and to the extent that it deems necessary.

NOTE 5 -INVENTORIES, NET:
                                                     JULY 4,     DECEMBER 31,
                                                      2004           2003
                                                      ----           ----
      Raw materials and supplies, net               $24,104        $21,551
      Work-in-process and finished goods, net        49,609         45,162
                                                     ------         ------
                                                    $73,713        $66,713
                                                     ======         ======

NOTE 6 - ACQUISITION OF KALI:

     On June 9, 2004, the Company completed its acquisition of Kali for $140,430 in cash and $2,530 in warrants. The purchase price included forgiving a $10,000 loan made by the Company to Kali in March 2004. Under the terms of the agreement, the Company purchased all of the capital stock of Kali. With 25 products in development, another 14 filed and awaiting FDA approval, and a research and development organization of 55 employees, the acquisition of Kali expands the Company's research and development capabilities. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey. The Company's results for the six months ended July 4, 2004 include the results of Kali from the acquisition date.

     The pro forma adjustments in the tables below are based upon available information and assumptions that the Company believes are reasonable. The unaudited condensed consolidated pro forma financial statements do not purport to represent what the consolidated results of operations of the Company would actually have been if the acquisition had occurred on the dates referred to below, nor do they purport to project the results of operations of the Company for any future period.

     The unaudited condensed consolidated pro forma statements of operations data were prepared by combining the Company's statement of operations for the twelve months ended December 31, 2003 and for the six and three month periods ended July 4, 2004 and June 29, 2003 with Kali's statements of operations for the same periods, giving effect to the acquisition as though it occurred on January 1, 2003. The unaudited condensed consolidated pro forma statements of operations do not give effect to any restructuring costs or any potential cost savings or other operating efficiencies that could result from the acquisition, or any non-recurring charges or credits resulting from the transaction such as in-process research and development charges.

     The unaudited condensed consolidated pro forma financial statements should be read in conjunction with the historical financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2003.

                                              Condensed Consolidated Pro Forma Statement of Operations Data

                                                              Six Months Ended        Three Months Ended
                                              Twelve Months   ----------------        ------------------
                                              Ended Dec. 31,   July 4,   June 29,    July 4,    June 29,
                                                 2003            2004      2003        2004       2003
                                                 ----            ----      ----        ----       ----
Total revenue                                  $662,695       $425,082   $223,907    $212,989   $116,700
Net income                                     $121,125        $56,990    $45,540     $27,511    $23,052

Net income per basic share of common stock        $3.62          $1.66      $1.38        $.80       $.70
                                                   ====           ====       ====         ===        ===
Net income per diluted share of common stock      $3.50          $1.62      $1.34        $.79       $.67
                                                   ====           ====       ====         ===        ===

                                                     9

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



NOTE 7 - UNALLOCATED PURCHASE PRICE:

     The estimated fair value of the Kali assets acquired was not readily determinable at July 4, 2004. Therefore, the net purchase price of Kali is currently being reflected on Par's balance sheet as unallocated purchase price of $142,960. A valuation is being performed by independent specialists to determine the fair value of Kali's research and development organization as of the date of acquisition. The Company believes that a substantial portion of the unallocated purchase price will be valued as in-process research and development and will be written off in 2004 in accordance with purchase accounting for acquisitions.

NOTE 8 - INTANGIBLE ASSETS, NET:
                                                        JULY 4,     DECEMBER 31,
                                                          2004          2003
                                                          ----          ----
Trademark licensed from BMS                              $5,000        $5,000
BMS Asset Purchase Agreement, net of accumulated
  amortization of $3,900 and $3,064                       7,800         8,636
Product license fees, net of accumulated amortization
  of $2,449 and $1,135                                    8,356         9,170
Genpharm Distribution Agreement, net of accumulated
  amortization of $4,333 and $3,972                       6,500         6,861
Intellectual property, net of accumulated amortization
  of $1,563 and $1,202                                    5,017         5,378
Genpharm Profit Sharing Agreement, net of accumulated
  amortization of $2,313 and $1,981                         187           519
                                                            ---           ---
                                                        $32,860       $35,564
                                                         ======        ======

     The Company recorded amortization expense related to intangible assets of $3,204 and $2,457, respectively, for the six-month periods, and $1,692 and $1,448, respectively, for the three-month periods, ended July 4, 2004 and June 29, 2003. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $5,647 in 2004, $3,773 in 2005, $3,115 in 2006, $3,115 in 2007, $3,115 in 2008 and $5,300 thereafter. Intangible assets not being amortized at July 4, 2004 and December 31, 2003 were product license fees of $6,999 and a trademark licensed from BMS of $5,000.

     The product license fees of $6,999 consist of payments made by Par pursuant to agreements with Breath Ltd. of the Arrow Group ("Breath") and FineTech related to latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's Xalatan(R), a glaucoma medication. Breath filed an Abbreviated New Drug Application ("ANDA") (currently pending with the FDA) for latanoprost, which was developed by Breath pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. In July 2004, the District Court for the District of New Jersey issued an Opinion and Order dismissing Pharmacia's Corporation's claim of infringement on one patent; however, the Court also ruled that two other patents included in the litigation are valid, enforceable and infringed by Par. Par intends to appeal certain portions of the Court's decision and if unsuccessful in that appeal, Par will reevaluate the recoverability of the product license fees related to latanoprost (see "Note 12 -Commitments, Contingencies and Other Matters-Legal Proceedings" and "Note 13 -Subsequent Events").

NOTE 9 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



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

NOTE 10 - CHANGES IN STOCKHOLDERS' EQUITY:

     Changes in the Company's common stock and additional paid-in capital accounts during the six-month period ended July 4, 2004 were as follows:

                                                                 ACCUMULATED
                                      COMMON STOCK    ADDITIONAL    OTHER        TREASURY STOCK
                                      ------------     PAID-IN   COMPREHENSIVE   --------------
                                    SHARES    AMOUNT   CAPITAL       LOSS        SHARES   AMOUNT
                                    ------    ------   -------       ----        ------   ------
Balance, January 1, 2004             34,318    $343   $171,931     $(1,673)          -        -
  Comprehensive loss:
    Unrealized loss on marketable
    securities, net of tax                -       -          -        (815)          -        -
  Exercise of stock options             242       3      5,965           -           -        -
  Issuance of warrants                    -       -      2,530           -           -        -
  Tax benefit from exercise of stock
  options                                 -       -      2,767           -           -        -
  Employee stock purchase program         4       -        154           -           -        -
  Compensatory arrangements              45       -        397           -           -        -
  Common stock acquired for treasury      -       -          -           -         500  (20,077)
                                     ------    ----   --------       -----         ---   ------
Balance, July 4, 2004                34,609    $346   $183,744     $(2,488)        500 $(20,077)
                                     ======     ===    =======       =====         ===   ======

COMPREHENSIVE LOSS:
                                          SIX MONTHS ENDED          THREE MONTHS ENDED
                                          ----------------          ------------------
                                        JULY 4,     JUNE 29,       JULY 4,      JUNE 29,
                                         2004         2003          2004          2003
                                         ----         ----          ----          ----
Net income                              $60,066     $45,579        $29,860     $23,146
Other comprehensive loss:
Unrealized loss on
marketable securities, net of tax          (815)          -         (1,885)          -
                                            ---   ---------          -----   ---------
Comprehensive loss                      $59,251     $45,579        $27,975     $23,146
                                         ======      ======         ======      ======

     In April 2004, the Company's board of directors (the "board") authorized the purchase of up to $50,000 worth of the Company's common stock. The purchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the buyback program will be available for general corporate purposes. At July 4, 2004, the Company had purchased 500 shares of its common stock for approximately $20,077 pursuant to the buyback program. The following table sets forth (a) the number of shares purchased, (b) the average price paid per share, (c) the total number of shares purchased as part of a publicly announced plan and (d) the approximate dollar value that may yet be purchased under the plan.

                                      TOTAL                         TOTAL NUMBER OF       APPROXIMATE DOLLAR
                                    NUMBER OF       AVERAGE        SHARES PURCHASED         VALUE THAT MAY
                                     SHARES        PRICE PAID    AS PART OF A PUBLICLY     YET BE PURCHASED
                                  PURCHASED (a)   PER SHARE (b)    ANNOUNCED PLAN (c)      UNDER THE PLAN (d)
                                  -------------   -------------  ---------------------    -------------------
May 2, 2004 through May 29, 2004       406           $40.08             406                    $33,712
May 30, 2004 through July 4, 2004       94           $40.49              94                    $29,922
                                        --                               --
  For the three-month
  period ended July 4, 2004            500                              500
                                       ===                              ===
                                                      11

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



NOTE 11 - EARNINGS PER SHARE:

     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                SIX MONTHS ENDED          THREE MONTHS ENDED
                                                ----------------          ------------------
                                              JULY 4,      JUNE 29,      JULY 4,      JUNE 29,
                                               2004          2003         2004          2003
                                               ----          ----         ----          ----
Net income                                    $60,066     $45,579        $29,860     $23,146

Basic:
Weighted average number of common
  shares outstanding                           34,359      33,021         34,267      33,153

Net income per share of common stock            $1.75       $1.38           $.87        $.70
                                                 ====        ====            ===         ===
Assuming dilution:
Weighted average number of common
  shares outstanding                           34,359      33,021         34,267      33,153
Effect of dilutive options                        888         932            663       1,044
                                                  ---         ---            ---       -----
Weighted average number of common
   shares outstanding                          35,247      33,953         34,930      34,197

Net income per share of common stock            $1.70       $1.34           $.85        $.68
                                                 ====        ====            ===         ===

     Outstanding options and warrants of 1,270 and 110 at the end of the six-month periods ended July 4, 2004 and June 29, 2003, respectively, and 1,420 and 105 at the end of the three-month periods ended July 4, 2004 and June 29, 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during the respective periods. In addition, outstanding warrants sold concurrently with the prior sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of July 4, 2004. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  LEGAL PROCEEDINGS:
     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company is in breach of its contract with Pentech relating to the supply and marketing of paroxetine. The Company believes that it is in compliance with its agreement with Pentech and intends to vigorously defend this action.

     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. On April 28, 2004, GSK, with the consent of the Company, removed the action from state court to federal court in California. The Company intends to defend vigorously the claims set forth in the complaint.

     On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



transferred to the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws related to participation in its Medicaid program. Par intends to defend vigorously the claims asserted in such complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

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

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA sought a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of Par's four patents in the lawsuit, U.S. Patent No. 6,593,318 (the "`318 patent"). In July 2004, Par and Teva USA entered into a settlement of the lawsuit (see "Note 13 -Subsequent Events").

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

     On May 28, 2003, Asahi Glass Company ("Asahi Glass") filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the GSK Settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the GSK Settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par denied any wrongdoing in connection with the Asahi Glass antitrust action and it filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. Subsequent to the October 2003 decision in the District Court, the remaining state law claims were dismissed with prejudice and Asahi filed an appeal with the United States Court of Appeals for the Federal Circuit. Par and Asahi entered into a settlement agreement on June 18, 2004, pursuant to which Par and Pentech paid Asahi $1,100.

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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004; however under New Jersey practice the summary judgment papers will not be filed with the Court until the briefing is complete.

     As a result of Par's filing of the ANDA for latanoprost, Pharmacia and Columbia filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. All parties sought to recover their respective attorneys' fees. The trial concluded in March 2004 and in July 2004, the District Court for the District of New Jersey issued an Opinion and Order dismissing Pharmacia's Corporation's claim of infringement on one patent; however, the Court also ruled that two other patents included in the litigation are valid, enforceable and infringed by Par. Par intends to appeal certain portions of the Court's decision. Pursuant to agreements with Breath and FineTech related to latanoprost, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets. If unsuccessful in its appeal, Par will reevaluate the recoverability of these product license fees (see "Note 13 -Subsequent Events").

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

     L. William Seidman and Joseph E. Smith were selected to the Company's board, effective April 15, 2004 and May 26, 2004, respectively. Mr. Seidman served as Chairman of the Federal Deposit Insurance Corporation from October 1985 to October 1991 and Chairman of the Resolution Trust Company from 1989 to October 1991. From 1982 to 1985, he was Dean of the College of Business at

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



Arizona State University, Tempe, Arizona. For more than the past five years, Mr. Seidman has been Chief Commentator for CNBC-TV, Publisher of Bank Director magazine and an independent consultant in the financial services industry. Mr. Smith possesses over thirty years of experience as an executive in the pharmaceutical industry and, prior to his retirement in 1997, served in various leadership positions with Warner-Lambert Company since 1989.

     In June 2004, Par named Shankar Hariharan, Ph.D. as executive vice president and chief scientific officer ("CSO"). Dr. Hariharan becomes Par's first CSO and will be responsible for research and development, scientific and regulatory affairs and quality assurance. Dr. Hariharan joins Par from Forest Laboratories, Inc. where he most recently served as senior vice president, Forest Research Institute.

NOTE 13 - SUBSEQUENT EVENTS:

     The trial related to latanoprost following the Pharmacia and Columbia (collectively, the "Plaintiffs") lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement, concluded in March 2004 and on July 6, 2004 the Court issued an Opinion and Order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28,
2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringements claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504.

     In July 2004, Par and Teva USA entered into a settlement of the lawsuit regarding megestrol acetate oral suspension. As part of the judgment and order of permanent injunction entered by the parties, Teva USA acknowledged that the claims of the `318 patent are valid and enforceable in all respects and that Teva USA's product infringes the `318 patent. As part of the settlement, Par has granted a license to Teva USA for a limited number of units, and in return, Par will receive a royalty on Teva USA's sales of megestrol acetate oral suspension.

     On August 5, 2004, the Company purchased 875 shares of common stock of New River Pharmaceuticals Inc. ("New River") in an initial public offering for $8 per share. Par's investment of $7,000 represents an ownership position of 4.9 percent of the outstanding common stock of New River. New River, based in Radford, Virginia, is a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs, including amphetamines and opioids. Utilizing its proprietary Carrierwave(TM) technology, New River is currently developing versions of amphetamines and opioids that are designed to provide overdose protection, abuse resistance and less potential for addiction while providing efficacy comparable to the active pharmaceutical ingredients on which they are based.

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

     THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

     For the six and three-month periods ended July 4, 2004, the Company increased total revenues and earnings over the corresponding periods of 2003; however, due to competition involving certain key products, including paroxetine tablets, fluoxetine 40 mg capsules and megestrol acetate oral suspension, and lower than expected sales of ribavirin, the Company could not match its results for the third and fourth quarters of 2003. Net sales of the Company's top selling product, paroxetine, which the Company began selling in the United States through a distribution agreement with GSK in September 2003, began to receive pricing pressure in the second quarter 2004, as additional competition entered the market following the marketing exclusivity period. In addition, several market factors contributed to a less than successful launch of ribavirin, which the Company had anticipated replacing a portion of the lost revenues from competition on other products in fiscal year 2004. The Company is making an effort to introduce new products during the remainder of fiscal year 2004 and beyond to offset sales and gross margin declines resulting from competition involving certain of its significant products. The Company seeks to reduce its dependence on its top selling products, by adding additional products through its internal development program, new and existing distribution agreements or acquisitions of complementary products or businesses.

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

     In April 2004, the Company's marketing partner, Three Rivers Pharmaceutical LLC ("Three Rivers"), received final approval from the FDA for ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R), which is indicated for the treatment of chronic hepatitis. Three Rivers was awarded 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has exclusive marketing rights to sell Three Rivers' ribavirin product, which Par launched in early April 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals, a subsidiary of Schering, also launched a generic ribavirin product in the United States in April 2004. As a result of launching the product, Schering will not receive a royalty from Three Rivers on net sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated. Additionally, the market size for Rebetol has declined due to the success of Copegus(R), a new product introduced by Hoffman La-Roche Inc. in 2003, which has taken significant market share from Rebetol(R).

     In fiscal year 2003, Par obtained the marketing rights to paroxetine in connection with the GSK Settlement. As a result of the GSK Settlement, Par and GSK entered into the GSK Supply Agreement, pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the United States in September 2003 and the Commonwealth of Puerto Rico in May 2003. The GSK Settlement provides that the Company's right to distribute paroxetine will be suspended if, at any time, there is not another generic version fully substitutable for Paxil available for purchase in the United States. On September 8, 2003, another generic drug manufacturer, Apotex, launched a generic version of Paxil(R). In April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). The Company expects Paxil CR(R)'s market share to continue to grow in fiscal year 2004, which may cause the total market for paroxetine tablets to decrease. The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and two additional competitors launched competing paroxetine products in the second quarter of 2004. The additional competition had an adverse effect on the Company's revenues and gross margins derived from paroxetine in the second quarter of 2004, which will continue in subsequent periods.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Two generic competitors have since been granted FDA approval to market generic versions of megestrol acetate oral suspension and have launched products that compete with the Company's product. In July 2004, Par entered into a legal settlement with one of the competitors, Teva USA, pursuant to which Par will grant a license to Teva USA for a limited number of units and Par will receive a royalty on Teva USA's net sales of megestrol acetate oral suspension. Sales and gross margins on megestrol acetate oral suspension continued to decline in fiscal year 2004 due to the effects of competition; however the product is expected to continue to be a significant contributor to the Company's overall results in future periods. Net sales of megestrol acetate oral suspension were approximately $18,300 for the second quarter of 2004, decreasing $3,700 from approximately $22,000 for the second quarter of 2003. Megestrol acetate oral suspension net sales were approximately $37,000 for the six-month period ended July 4, 2004 compared to $42,600 for the same six-month period in 2003.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales prices for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules had substantially declined from the prices that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter of 2004, however, competitive factors led to additional pricing pressure on fluoxetine 40 mg capsules, resulting in lower net sales and gross margins. Net sales of fluoxetine were approximately $8,400 and $23,200, respectively, for the three and six-month periods ended July 4, 2004 compared to approximately $24,600 and $44,500, respectively, for the corresponding periods of 2003.

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

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise for dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program, including the integration of Kali, and these strategic alliances, the Company's pipeline of potential products includes 38 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Kali ANDAs include those for potential products that would be marketed by other companies through licensing agreements entered into before the Company's acquisition of Kali, where the Company would be due royalty income. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, without having to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties.

     In June 2004, the Company acquired Kali for $140,430 in cash and $2,530 in warrants. Under the terms of the agreement, the Company purchased all of the capital stock of Kali. The Company believes its acquisition of Kali fits into its business plan by expanding its research and development capabilities and increasing the size of its product portfolio. The acquisition also diversifies the Company's development pipeline and provides four additional first-to-file product opportunities, enhancing the prospects for sustained long-term growth. Kali's operation includes 25 products in development, another 14 filed and awaiting FDA approval, and a research and development organization of 55 employees. Kali's 14 ANDAs include three potential products the Company plans to market and other potential products from which the Company will be due royalty income, if successfully launched by third parties. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey.

     In June 2004, the Company submitted its first New Drug Application ("NDA") for a next-generation megestrol acetate oral suspension product. If cleared for marketing, the product will utilize the Megace(R) brand name, which Par licensed from BMS. In addition, a second 505(b)(2) NDA submission is planned for 2005 through Advancis. The Company has an agreement with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. If successfully developed, amoxicillin PULSYS(TM) would be a once-daily version of the antibiotic amoxicillin that is administered for fewer days with improved therapeutic effect.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $60,066 for the six-month period ended July 4, 2004 increased $14,487, from $45,579, for the six-month period ended June 29, 2003. Total revenues of $424,298 in the six-month period of 2004 increased $202,025, or 91%, from $222,273 in the first six months of 2003, primarily due to additional net sales of new products. The revenue growth resulted in higher gross margin dollars, which increased to $143,669, or 34% of total revenues, in the most recent period, from $116,273, or 52% of total revenues, in the corresponding period of 2003. Research and development spending in 2004 of $16,662 increased 50% from $11,120 in the prior year and the Company expects to continue to significantly increase its research and development spending over the remainder of 2004. Selling, general and administrative costs were $30,736 compared to $30,105 in the corresponding six-month period of 2003. Selling, general and administrative costs in 2004 are net of a $2,812 gain on the sale of the Company's facility in Congers, New York and 2003 costs include a charge of $3,635 in the second quarter of 2003 related to a retirement package for the Company's former chairman, president and chief executive officer. Included in the six-month operating expenses was net settlement income of $2,846, recorded in the second quarter of 2004, resulting primarily from the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to anticompetitive practices that delayed the availability of mirtazapine, a generic version of Remeron(R).

     Net income for the three-month period ended July 4, 2004 was $29,860 compared to $23,146 for the corresponding period of the prior year reflecting both revenue and gross margin increases, primarily from new products. Second quarter 2004 revenues and gross margin of $212,531 and $73,117 (34% of total revenues), respectively, improved over the prior year's second quarter revenues and gross margin of $115,861 and $60,970 (53% of total revenues). Research and development spending of $10,184 in the second quarter of 2004 increased 119% from $4,651 in the prior year, primarily due to a payment to Advancis to fund the development of a potential new product. Selling, general and administrative costs were $16,481 in the second quarter of 2004 compared to $18,215, which included a charge for a retirement package, in the corresponding quarter of 2003.

     Included in the second quarter 2004 gross margin is income of $6,200, which reflects a change in accounting estimate used in the calculation of the profit split due to Pentech on paroxetine. The change in accounting estimate has effectively reduced payables due under Par's agreement with Pentech relating to the supply and marketing of paroxetine. The change in accounting estimate follows Pentech's filing of an action against Par during the second quarter of 2004. Par believes that it is in compliance with its agreement with Pentech and intends to vigorously defend this action.

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

REVENUES

     Total revenues for the six-month period ended July 4, 2004 were $424,298, increasing $202,025, or 91%, from revenues of $222,273 for the same six-month period of 2003, primarily due to additional sales from paroxetine and other new products. Net sales of paroxetine, which the Company launched in September 2003 in the United States and is sold through the GSK Supply Agreement, totaled approximately $181,900 in 2004. Additionally, net sales of other new products, including glyburide and metformin hydrochloride (Glucovance(R)), introduced in May 2004, metformin ER (Glucophage XR(R)), introduced in December 2003, mercaptopurine (Purinethol(R)), introduced in February 2004, ribavirin, introduced in April 2004, and torsemide (Demadex(R)), introduced in the second quarter of 2003, contributed to the growth of revenues in 2004 and partially offset lower sales of certain existing products, particularly fluoxetine and tizanidine (Zanaflex(R)). The sales growth also benefited from increased sales of lovastatin (Mevacor(R)). Net sales of fluoxetine and megestrol acetate oral suspension were approximately $23,200 and $37,000, respectively, for the most recent six-month period, decreasing $21,300 and $5,600, respectively, compared to the first six-months of the prior year. The Company's other product related revenues in 2004 of $2,199, generated from a profit sharing agreement with Genpharm related to omeprazole and royalties received on Three Rivers sales of ribavirin, decreased $10,589 from $12,788 in the corresponding period of 2003. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 79% and 54%, respectively, of the Company's total revenues in the first six-months of fiscal years 2004 and 2003. Presently, the Company is substantially dependent upon distributed products for its overall sales and, as the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet expected demand could adversely affect the Company's future sales.

     Total revenues in the second quarter 2004 of $212,531 increased $96,670, or 83%, from revenues in the second quarter of 2003, primarily due to additional sales from paroxetine and other new products, and increased sales of lovastatin. Second quarter 2004 net sales of paroxetine totaled approximately $77,300, while net sales of megestrol acetate oral suspension decreased $3,700 to $18,300 from $22,000 in the same period a year ago, and net sales of fluoxetine decreased $16,200 to $8,400 from $24,600 in the second quarter of 2004. Second quarter sales of fluoxetine reflect the impact of increased generic competition and its corresponding effect on pricing and market share. Net sales of ribavirin, which was launched during the most recent quarter, totaled $12,600. The Company's other product related revenues of $1,471 in the second quarter 2004 also decreased from $7,060 in the corresponding period of 2003. Net sales of distributed products were approximately 78% and 52%, respectively, of the Company's total revenues in the second quarter of fiscal years 2004 and 2003.

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

GROSS MARGIN

     The Company's gross margin of $143,669 (34% of total revenues) for the first six-month period of 2004 increased $27,396 from $116,273 (52% of total revenues) for the same period a year ago. The gross margin dollar increase was achieved primarily as a result of contributions from sales of new products. In accordance with the GSK Settlement and the Pentech Supply and Marketing Agreement, Par pays profit splits to GSK and Pentech on sales of paroxetine. In addition, Par pays profit splits on glyburide and metformin HCl tablets and metformin HCl extended-release tablets pursuant to agreements with BMS and Genpharm Inc. of Toronto, Canada. As a result of these agreements, the Company's gross margin as a percentage of its total revenues declined as net sales of these products after the allocation of profit splits yielded a significantly lower gross margin percentage than the Company's average gross margin as a percentage of total revenues of its other products in the corresponding period of 2003. In addition, Par's gross margin was also impacted by the decline in royalty revenue from omeprazole.

     The gross margin of $73,117 (34% of total revenues) in the second quarter of 2004 increased $12,147 from $60,970 (53% of total revenues) for the second quarter of 2003. The gross margin dollar increase was achieved primarily as a result of contributions from sales of new products, particularly paroxetine, partially offsetting increased competition on certain of the Company's key products. The gross margin in the second quarter of 2004 included income of $6,200 related to a change in accounting estimate used in the calculation of the profit share due to Pentech on paroxetine.

     As discussed above, the Company experienced lower sales and gross margins for fluoxetine and megestrol acetate oral suspension in each of the periods reported above. The Company's gross margin contribution from paroxetine has also declined due to additional manufacturers introducing and marketing comparable generic products. Despite existing market conditions and the possibility of additional competition on these products, the Company anticipates all three products will remain significant contributors to its overall performance in fiscal year 2004.

     Inventory write-offs of $5,036 and $3,056, respectively, in the six and three-month periods ended July 4, 2004, increased from $1,317 and $905 in the corresponding periods of 2003. The inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory not meeting the Company's quality control standards. The increase write-offs in each of the current periods included the write-off of inventory for a product whose launch was delayed, as well as normally occurring write-offs resulting from increased production required to meet higher sales and inventory levels. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT
     The Company's research and development expenses of $16,662 for the six-month period ended July 4, 2004 increased $5,542, or 50%, from the comparable period of the prior fiscal year. The increase was primarily attributable to a payment to Advancis to fund the development of a potential new product and higher biostudy costs. The Company expects its research and development spending to increase substantially over the last two quarters of 2004 with the addition of Kali and other planned expenditures. As previously discussed, the Company acquired Kali in June 2004. The Company expects to utilize Kali to develop products principally for its own new product pipeline. Although there can be no such assurance, the Company believes that its research and development expenses could approach $50,000 for fiscal year 2004. In addition to the $50,000, Par believes that a substantial portion of the unallocated purchase price for Kali will be valued as in-process research and development and will be written off in 2004 in accordance with purchase accounting for acquisitions.

     Research and development expenses for the second quarter of 2004 were $10,184, increasing $5,533 from $4,651 for the corresponding quarter of 2003. The increase was primarily due to higher costs for outside development projects and biostudies.

     In addition to ANDAs filed by Kali for potential products that are subject to licensing agreements with other companies entered into before the Kali acquisition, the Company currently has 11 ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program. The Company expects that at least eight of the potential products in active development will be the subjects of biostudies during the remainder of fiscal year 2004.

     The Company and Genpharm have entered into a distribution agreement (the "Genpharm 11 Product Agreement"), dated April 2002, pursuant to which Genpharm is developing products and submitting the corresponding ANDAs to the FDA and, subsequently, has agreed to manufacture the potential products covered under the Agreement. Par is to serve as the exclusive U.S. marketer and distributor of the products, pay a share of the costs, including development and legal expenses incurred to obtain final regulatory approval, and pay Genpharm a percentage of the gross profits on all sales of products covered by this Agreement. Currently, there are three ANDAs for potential products covered by the Genpharm 11 Product Agreement pending with, and awaiting approval from, the FDA. Under the Genpharm 11 Product Agreement, the Company is currently marketing one product and receiving royalties on another product marketed by an unaffiliated company.

     The Company and Genpharm  have also entered into a  distribution  agreement
(the "Genpharm Distribution Agreement"), dated March 25, 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. Currently, there are eight ANDAs for potential products (three tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 20 products under the Genpharm Distribution Agreement.

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

  SELLING, GENERAL AND ADMINISTRATIVE
     Total selling, general and administrative expenses were $30,736 for the first six-months of 2004, which included a gain of $2,812 on the sale of the Company's facility in Congers, New York. In the prior year, total costs of $30,105 included a charge of $3,635 related to a retirement package for the Company's former chairman, president and chief executive officer. Excluding these items, current year costs of $33,548 (8% of total revenues) increased $7,078, or 27%, from $26,470 (12% of total revenues) in the corresponding period of last year. The increase in 2004 was primarily attributable to higher personnel costs of $2,166, including those for information systems assessments, marketing costs of $2,509, legal fees of $1,824, and, to a lesser extent, product liability insurance of $732 and facility costs of $617. Distribution costs include those related to shipping product to the Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs of $1,251 in the current six-month period was comparable to $1,349 in the corresponding period of the prior year. Although overall sales volumes increased in fiscal year 2004, shipping costs remained at approximately the same level as fiscal year 2003 due to a reduced amount of reliance on an external distribution service. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation relating to potential new product introductions (see "Notes to Consolidated Financial Statements-Note 12-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative costs in fiscal year 2004 are expected to increase by 15% to 20% from fiscal year 2003 primarily due to increased legal fees, personnel costs and marketing activities.

     Selling, general and administrative costs of $16,481 (8% of total revenues) for the second quarter of 2004 increased $1,901, or 13%, from $14,580 (13% of total revenues), excluding a charge of $3,635 related to a retirement package, for the corresponding quarter of last year. The increased expenses in the second quarter 2004 consisted of higher costs for personnel of $1,295, marketing of $836 and legal fees of $490. Shipping costs of $617 in the second quarter 2004 were lower than costs of $742 in the corresponding quarter of the prior year due to a reduced amount of reliance on an external distribution service.

     Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York (the "Congers Facility"). In March 2004, the Company sold the Congers Facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

  SETTLEMENTS
     Net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc., relating to anticompetitive practices that delayed the availability of mirtazapine partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.

INTEREST EXPENSE/INCOME

     Net interest expense was $573 and $294, respectively, for the six and three-month periods ended July 4, 2004, compared to net interest income of $333 and $164 for the corresponding periods of 2003. Net interest expense in both periods of the current year includes interest payable on the Company's convertible notes, partially offset by interest income derived primarily from short-term investments. Net interest income in 2003 was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $38,403 and $19,091, respectively, and $29,758 and $15,112, respectively, for the six and three-month periods ended July 4, 2004 and June 29, 2003, based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Note 9-Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $51,088 at July 4, 2004 decreased $111,461 from $162,549 at December 31, 2003, primarily due to the acquisition of Kali for $140,430 in cash and $2,530 in warrants. The Company had $51,111 of cash provided by operations, gross proceeds of $4,980 from the sale of fixed assets, primarily the Congers Facility, and $6,122 from the issuance of shares of Common Stock upon the exercise of stock options. In the six-month period ended July 4, 2004, the Company invested $11,243 in capital improvements, primarily for Phase II of the expansion of its laboratories in Spring Valley, New York, and new production machinery. In addition the Company repurchased 500 shares of its common stock for approximately $20,077. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

     Working capital, which is current assets minus current liabilities, of $507,152 increased $47,350, from $459,802 at December 31, 2003, primarily due to the unallocated purchase price for Kali partially offset by the decrease in the cash on hand, and increases in the Company's accounts receivables and inventories partially offset by higher income taxes payable. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.74x at July 4, 2004 compared to 3.75x at December 31, 2003. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations.

     In April 2004, the Company's board authorized the purchase of up to $50,000 worth of the Company's common stock. The purchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the buyback program will be available for general corporate purposes. Pursuant to the buyback program, the Company had purchased approximately 500 shares of its common stock for approximately $20,077 through July 4, 2004.

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available-for-sale securities in October 2003. Available-for-sale securities of $198,955 at July 4, 2004 are all available for immediate sale. The Company intends to use its current liquidity to support the expansion of its business, which included the acquisition of Kali, increasing its research and development activities, entering into product license arrangements and possibly acquiring other complementary businesses and products, and for general corporate purposes.

     As of July 4, 2004, the Company had payables owed to distribution agreement partners of $94,881 related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK and Pentech on paroxetine and BMS on glyburide and metformin hydrochloride and metformin ER. The Company expects to pay these amounts out of its working capital during the third quarter of 2004.

     The dollar values of the Company's material contractual obligations and commercial commitments as of July 4, 2004 were as follows:

                                                    AMOUNTS DUE BY PERIOD
                                                    ---------------------
                      TOTAL MONETARY    JULY-DEC. 31   2005 TO   2008 TO    2010 AND
OBLIGATION              OBLIGATION          2004        2007      2009    THEREAFTER
----------              ----------          ----        ----      ----    ----------
Operating leases          $20,537          $1,603     $8,420    $4,991      $5,523
Convertible notes*        200,000               -          -         -     200,000
Other                         566             101        465         -           -
                              ---             ---        ---     -----     -------
Total obligations        $221,103          $1,704     $8,885    $4,991    $205,523
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

     Par and Nortec Development Associates, Inc. (a Glatt company) ("Nortec"), entered into an agreement, dated October 22, 2003, in which the two companies agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by Par in fiscal year 2003, $500 was paid in June 2004, $500 is due in September 2004 and $500 is due in January 2005. On or before October 15, 2005, Par has the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining 50% from its owners at the end of the fourth year for an additional $11,000. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par's acquisition, if any, of Nortec.

     In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis a $5,000 upfront license fee, which was charged to research and development expenses in June 2004, and Par will fund future development expenses. Advancis will grant Par the exclusive right to sell and distribute the product and the co-exclusive right to market the product. Advancis will be responsible for the development and manufacture of the product and the two parties will share equally in marketing expenses and profits if the product is successfully developed and brought to market.

     Par and Advancis also entered into the Advancis Licensing Agreement, dated September 4, 2003, to market the antibiotic Clarithromycin XL. Pursuant to this agreement, Advancis is responsible for the development and manufacture of the product, while Par will be responsible for marketing, sales and distribution. If certain provisions in the agreement are met, Par has agreed to pay Advancis an aggregate amount of up to $6,000, based on the achievement of certain milestones contained in the agreement. Pursuant to the agreement, Par has agreed to pay Advancis a certain percentage of the gross profits, as defined in the Agreement, on all sales of the product if it is successfully developed and introduced into the market.

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

     In July 2002, the Company and Three Rivers entered into the Three Rivers Distribution Agreement, which was amended in October 2002, to market and distribute ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R). Under the terms of the agreement, Three Rivers has agreed to supply the product and was responsible for managing the regulatory process and patent litigation. Par has the exclusive right to sell the product in non-hospital markets and has agreed to pay Three Rivers a percentage of the gross profits (as defined in the agreement). The Company paid Three Rivers $1,000 in November 2002, which was charged to research and development expense, and paid Three Rivers an additional $500 when Par launched the product in April 2004.

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

     In December 2001, the Company made its first payment of a potential equity investment of up to $2,438 to be made over a period of time in HighRapids, Inc. ("HighRapids"), a Delaware corporation. HighRapids is a software developer and the owner of patented rights to an artificial intelligence generator. Pursuant to an agreement between the Company and HighRapids, effective December 1, 2001, the Company, subject to its ongoing evaluation of HighRapids' operations, has agreed to purchase units, consisting of secured debt, evidenced by 7% secured promissory notes, up to an aggregate principal amount of $2,425 and up to an aggregate of 1,330 shares of the common stock of HighRapids. HighRapids is utilizing the Company's cash infusion for working capital and operating expenses. Through July 4, 2004, the Company had invested $1,506 of its potential investment. Due to HighRapids' current operating losses and the Company's evaluation of its short-term prospects for profitability, the investments were expensed as incurred and included in other expense on the Company's consolidated statements of operations.

     In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems, (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Aveva is responsible for the development and manufacture of the product, while Par is responsible for its marketing, sale and distribution. Pursuant to the agreement, Par has agreed to pay Aveva $1,000 upon FDA approval of the product and royalties on sales of the product.

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

FINANCING

     At July 4, 2004, the Company's total outstanding long-term debt, including the current portion, was $200,566. The amount consisted primarily of senior subordinated convertible notes and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The first payment of $2,875 was made on March 29, 2004. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

SUBSEQUENT EVENTS

     The trial related to latanoprost following the Pharmacia and Columbia lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement concluded in March 2004 and on July 6, 2004 the Court issued an Opinion and Order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22,
2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed Plaintiffs' infringements claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all parties' claims for attorneys' fees. Both Par and Plaintiffs have filed notices of appeal. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504.

     In July 2004, Par and Teva USA entered into a settlement regarding megestrol acetate oral suspension. As part of the judgment and order of permanent injunction entered by the parties, Teva USA acknowledged that the claims of the `318 patent are valid and enforceable in all respects and that Teva USA's product infringes the `318 patent. As part of that settlement, Par has granted a license to Teva USA for a limited number of units, and in return, Par will receive a royalty on Teva USA's sales of megestrol acetate oral suspension.

     On August 5, 2004, the Company purchased 875 shares of common stock of New River Pharmaceuticals Inc. ("New River") in an initial public offering for $8 per share. Par's investment of $7,000 represents an ownership position of 4.9 percent of the outstanding common stock of New River. New River, based in Radford, Virginia, is a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs, including amphetamines and opioids. Utilizing its proprietary Carrierwave(TM) technology, New River is currently developing versions of amphetamines and opioids that are designed to provide overdose protection, abuse resistance and less potential for addiction while providing efficacy comparable to the active pharmaceutical ingredients on which they are based.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available-for-sale securities at July 4, 2004. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term nature.

     The following table summarizes the available-for-sale securities that subject the Company to market risk at July 4, 2004 and December 31, 2003:

                                                           JULY 4,   DEC. 31,
                                                            2004       2003
                                                            ----       ----
Debt securities issued by various state and local
  municipalities and agencies                             $128,772   $185,450
Securities issued by United States government and
  agencies                                                  70,183     10,050
                                                            ------     ------
Total                                                     $198,955   $195,500
                                                           =======    =======

  AVAILABLE-FOR-SALE SECURITIES:
     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining safety of principal. The Company's investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $198,955 in available-for-sale securities that have a maturity greater than one year.

     The Company is also subject to market risk in respect of its investment in Advancis, which is subject to fluctuations in the price of Advancis common stock, which is publicly traded. The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, at $10 per share, in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The value of the Company's investment in Advancis as of July 4, 2004 was $7,420.

                        ITEM 4. CONTROLS AND PROCEDURES.

     Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") were effective as of July 4, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the second quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

     On September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in federal district court in Boston against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. In addition, on September 25, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting; a constructive trust and restitution; attorneys' and experts' fees and costs. This case was transferred to the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par and the other defendants involved in the litigation filed a motion to dismiss on January 29, 2004. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws related to participation in its Medicaid program. Par intends to defend vigorously the claims asserted in such complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

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

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA sought a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA alleging willful infringement of one of Par's four patents in the lawsuit, the `318 patent. In July 2004, Par and Teva USA entered into a settlement of the lawsuit regarding megestrol acetate oral suspension. As part of the judgment and order of permanent injunction entered by the parties, Teva USA acknowledged that the claims of the `318 patent are valid and enforceable in all respects and that Teva USA's product infringes the `318 patent. As part of the settlement, Par will grant a license to Teva USA for a limited number of units, and in return, Par will receive a royalty on Teva USA's sales.

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

     On May 28, 2003, Asahi filed a lawsuit against Par and several other parties in the United States District Court for the Northern District of Illinois alleging, among other things, violations of state and federal antitrust laws relating to the settlement of GSK's patent action against Pentech in respect of paroxetine. Pentech had granted Par rights under Pentech's ANDA for paroxetine capsules. Pursuant to the GSK Settlement, reached between the parties on April 18, 2003, Pentech and Par acknowledged that the patent held by GSK is valid and enforceable and would be infringed by Pentech's proposed capsule product and GSK agreed to allow Par to distribute in Puerto Rico substitutable generic paroxetine immediate release tablets supplied and licensed from GSK for a royalty payable to GSK. In addition, Par was granted the right under the GSK Settlement to distribute the drug in the United States if another generic version fully substitutable for Paxil(R) became available in the United States. Par denied any wrongdoing in connection with the Asahi Glass antitrust action and it filed a motion to dismiss the complaint on August 22, 2003. In October 2003, the court dismissed all of the state and federal antitrust claims against Par. Subsequent to the October 2003 decision in the District Court, the remaining state law claims were dismissed with prejudice and Asahi filed an appeal with the United States Court of Appeals for the Federal Circuit. Par and Asahi entered into a settlement agreement on June 18, 2004, pursuant to which Par and Pentech paid Asahi $1,100.

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

     On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed the `691 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004; however under New Jersey practice the summary judgment papers will not be filed with the court until the briefing is complete.

     Breath filed an ANDA (currently pending with the FDA) for latanoprost, which was developed by Breath pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia and Columbia filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. Pharmacia and Columbia sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. All parties sought to recover their respective attorneys' fees. The trial concluded in March 2004 and on July 6, 2004 the Court issued an Opinion and Order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22,
2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringements claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504. Pursuant to agreements with Breath and FineTech related to latanoprost, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets. If unsuccessful in its appeal, Par will reevaluate the recoverability of these product license fees.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------  --------------------------------

     (a) Exhibits:

10.9.6 Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan.

31.1     Certification of Principal Executive Officer.

31.2     Certification of Principal Financial Officer.

32.1     Certification  by the Chief  Executive  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  by the Chief  Financial  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         Current Reports on Forms 8-K, dated April 13, 2004 (Items 2 and 7) and June 14, 2004 (Items 2 and 7) reflect the acquisition of Kali; dated June 14, 2004 (Item 5) reflect a change in the Company's name; dated July 30, 2004 (Item 12) reflect the Company's second quarter 2004 earnings release.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PAR PHARMACEUTICAL COMPANIES, INC.
                                  ----------------------------------
                                  (Registrant)




August 13, 2004                   /s/ Scott Tarriff
                                  -----------------
                                  Scott Tarriff
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER



August 13, 2004                   /s/ Dennis J. O'Connor
                                  ----------------------
                                  Dennis J. O'Connor
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                         Description
--------------                         -----------

   10.9.6 Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan.

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