Form 10-Q
period 2004-10-03
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2004-11-12
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: October 3, 2004

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


       Registrant's telephone number, including area code : (845) 425-7100



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

      Number of shares of Common Stock outstanding as of November 9, 2004:
                                   33,877,079

                                          PART I - FINANCIAL INFORMATION
                                           ITEM 1. FINANCIAL STATEMENTS

                                        PAR PHARMACEUTICAL COMPANIES, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                        (In Thousands, Except Share Data)
                                                   (Unaudited)

                                                                               October 3,           December 31,
                                     ASSETS                                       2004                  2003
                                     ------                                       ----                  ----
Current assets:
  Cash and cash equivalents                                                      $25,328              $162,549
  Available-for-sale securities                                                  197,605               195,500
  Accounts receivable, net of allowances of
    $32,606 and $40,357                                                          156,229               157,707
  Inventories, net                                                                82,499                66,713
  Prepaid expenses and other current assets                                        5,895                10,033
  Deferred income tax assets                                                      50,641                34,473
                                                                                  ------                ------
    Total current assets                                                         518,197               626,975

Property, plant and equipment, at cost less
  accumulated depreciation and amortization                                       62,404                46,813
Investments                                                                       17,399                 7,500
Intangible assets, net                                                            37,770                35,564
Goodwill                                                                          76,800                24,662
Deferred charges and other assets                                                  8,788                 6,899
Non-current deferred income tax assets, net                                       47,514                14,399
                                                                                  ------                ------
    Total assets                                                                $768,872              $762,812
                                                                                 =======               =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Current portion of long-term debt                                                 $206                  $122
  Accounts payable                                                                35,216                20,157
  Payables due to distribution agreement partners                                 55,976                88,625
  Accrued salaries and employee benefits                                           6,436                 7,363
  Accrued expenses and other current liabilities                                  17,137                24,654
  Income taxes payable                                                            48,057                26,252
                                                                                  ------                ------
    Total current liabilities                                                    163,028               167,173
  Long-term debt, less current portion                                           200,326               200,211
  Other long-term liabilities                                                        347                   347
  Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.0001 per share; authorized: 6,000,000 shares;
    no shares issued and outstanding                                                   -                     -
  Common stock, par value $.01 per share; authorized: 90,000,000 shares;
    issued: 34,715,886 and 34,318,163 shares                                         347                   343
  Additional paid-in capital                                                     187,575               171,931
  Retained earnings                                                              249,461               224,480
  Accumulated other comprehensive loss                                              (186)               (1,673)
  Treasury stock at cost: 843,700 shares                                         (32,026)                    -
                                                                                  ------              --------
    Total stockholders' equity                                                   405,171              395,081
                                                                                 -------              -------
 Total liabilities and stockholders' equity                                     $768,872             $762,812
                                                                                 =======              =======

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        2

                                        PAR PHARMACEUTICAL COMPANIES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                 RETAINED EARNINGS
                                       (In Thousands, Except Per Share Data)
                                                    (Unaudited)


                                                       NINE MONTHS ENDED                THREE MONTHS ENDED
                                                       -----------------                ------------------
                                                   OCTOBER 3,   SEPTEMBER 28,        OCTOBER 3,     SEPTEMBER 28,
                                                     2004           2003               2004            2003
                                                     ----           ----               ----            ----
Revenues:
   Net product sales                              $574,810       $424,418            $151,566       $214,933
   Other product related revenues                    1,054         14,490                   -          1,702
                                                     -----         ------               -----          -----
Total revenues                                     575,864        438,908             151,566        216,635
Cost of goods sold                                 373,461        237,709              92,832        131,709
                                                   -------        -------              ------        -------
   Gross margin                                    202,403        201,199              58,734         84,926

Operating expenses (income):
   Research and development                         33,722         17,908              17,060          6,788
   Acquired in-process research and development     84,000              -              84,000              -
   Selling, general and administrative              49,676         44,246              16,128         14,141
   Settlements, net                                 (2,846)             -                   -              -
   Gain on sale of facility                         (2,812)             -                   -              -
                                                     -----        -------             -------       --------
   Total operating expenses                        161,740         62,154             117,188         20,929
                                                   -------         ------            --------         ------
      Operating income                              40,663        139,045             (58,454)        63,997
Other expense, net                                    (130)          (145)                (55)          (101)
Interest (expense) income, net                        (667)           474                 (94)           141
                                                       ---            ---                  --            ---
Income (loss) before
   provision (credit) for income taxes              39,866        139,374             (58,603)        64,037
Provision (credit) for income taxes                 14,885         55,053             (23,518)        25,295
                                                    ------         ------              ------         ------
Net income (loss)                                   24,981         84,321             (35,085)        38,742

Retained earnings, beginning of period             224,480        101,947             284,546        147,526
                                                   -------        -------             -------        -------
Retained earnings, end of period                  $249,461       $186,268            $249,461       $186,268
                                                   =======        =======             =======        =======

Net income (loss) per share of common stock:
   Basic                                              $.73          $2.53             $(1.03)          $1.15
                                                       ===           ====               ====           =====
   Diluted                                            $.71          $2.45             $(1.03)          $1.11
                                                       ===           ====               ====            ====

Weighted average number of common shares outstanding:
   Basic                                            34,225         33,269              33,958         33,758
                                                    ======         ======              ======         ======
   Diluted                                          35,027         34,368              33,958         35,004
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

                                                        3

                                        PAR PHARMACEUTICAL COMPANIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)
                                                   (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                           -----------------
                                                                                        OCTOBER 3,     SEPT. 28,
                                                                                          2004           2003
                                                                                          ----           ----
Cash flows provided by operating activities:
   Net income                                                                           $24,981        $84,321
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Deferred income taxes                                                              (50,414)        (3,943)
     Acquired in-process research and development                                        84,000              -
     Depreciation and amortization                                                        9,421          6,681
     Inventory reserves                                                                   1,249            220
     Allowances against accounts receivable                                              (7,751)         8,571
     Stock option activity                                                                  788          3,690
     Gain on sale of property                                                            (2,812)             -
     Other                                                                                 (307)             6
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                                           9,416       (130,154)
     Increase in inventories                                                            (16,907)        (7,171)
     Decrease (increase) in prepaid expenses and other assets                             5,366         (6,940)
     Increase in accounts payable                                                        14,164            574
     (Decrease) increase in payables due to distribution agreement partners             (32,649)        66,106
     (Decrease) increase in accrued expenses and other liabilities                      (12,853)         8,027
     Increase in income taxes payable                                                    25,755         57,233
                                                                                         ------         ------
       Net cash provided by operating activities                                         51,447         87,221
                                                                                         ------         ------

Cash flows from investing activities:
   Capital expenditures                                                                 (18,733)       (16,720)
   Investment in New River                                                               (7,000)             -
   Acquisition of Kali Laboratories, Inc., net of cash acquired                        (142,089)             -
   Acquisition of available-for-sale securities                                        (350,294)             -
   Proceeds from sale of available-for-sale securities                                  347,920              -
   Proceeds from sale of fixed assets                                                     4,980              -
                                                                                          -----     ----------
       Net cash used in investing activities                                           (165,216)       (16,720)
                                                                                        -------         ------

Cash flows from financing activities:
   Proceeds from issuances of common stock                                                8,375         23,122
   Repurchases of stock                                                                 (32,026)             -
   Increase in capital lease obligations                                                    399              -
   Principal payments under long-term debt and other borrowings                            (200)        (1,215)
                                                                                            ---          -----
       Net cash (used in) provided by financing activities                              (23,452)        21,907
                                                                                         ------         ------
Net (decrease) increase in cash and cash equivalents                                   (137,221)        92,408
Cash and cash equivalents at beginning of period                                        162,549         65,121
                                                                                        -------         ------
Cash and cash equivalents at end of period                                              $25,328       $157,529
                                                                                         ======        =======

Supplemental disclosure of cash flow information: Cash paid during the year for:
   Taxes                                                                                $29,896         $1,762
                                                                                         ======          =====
   Interest                                                                               5,863            104
                                                                                          =====            ===
Non-cash transactions:
   Tax benefit from exercise of stock options                                             3,955         10,764
                                                                                          =====         ======
   Issuance of warrants                                                                   2,530              -
                                                                                          =====              =
   Decrease in fair value of available-for-sale securities and investments                1,487              -
                                                                                          =====              =
   Receivable due from convertible debt, net                                                  -        177,945
                                                                                              =        =======
             The accompanying notes are an integral part of these consolidated financial statements.

                                                        4

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Par Pharmaceutical Companies, Inc. (the "Company" or "PRX") operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals, principally in the United States. In addition, the Company develops and manufactures, in small quantities, complex synthetic active pharmaceutical ingredients through its wholly owned subsidiary, FineTech Laboratories Ltd. ("FineTech"), based in Haifa, Israel, and sells a limited number of mature brand name drugs through an agreement between Par and Bristol-Myers Squibb Company ("BMS"). The Company also wholly owns Kali
Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, which was acquired on June 9, 2004. On May 26, 2004, the Company changed its name from Pharmaceutical Resources, Inc. to Par Pharmaceutical Companies, Inc. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one product in oral suspension form.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at October 3, 2004 and for the nine-month and three-month periods ended October 3, 2004 and September 28, 2003, respectively, are unaudited; in the opinion of the Company's management, however, such statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the information presented therein. The consolidated balance sheet data at December 31, 2003 was derived from the Company's audited consolidated financial statements at such date.

     On June 9, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the consolidated financial statements include the operating results from the date of acquisition.

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

NOTE 2 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                             NINE MONTHS ENDED             THREE MONTHS ENDED
                                                             -----------------             ------------------
                                                          OCT. 3,        SEPT. 28,         OCT. 3,       SEPT. 28,
                                                           2004           2003              2004           2003
                                                           ----           ----              ----           ----
Net income (loss), as reported                           $24,981         $84,321         $(35,085)       $38,742
Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                  -           1,263                -              -
Deduct: Stock-based employee compensation
   expense determined under the fair value based
   method, net of related tax effects                    (14,013)         (7,884)          (2,827)        (2,573)
                                                          ------           -----            -----          -----
Pro forma net income (loss)                              $10,968         $77,700         $(37,912)       $36,169
                                                          ======          ======           ======         ======
Net income (loss) per share of common stock:
   As reported -Basic                                       $.73           $2.53           $(1.03)         $1.15
                                                             ===            ====             ====           ====
   As reported -Diluted                                     $.71           $2.45           $(1.03)         $1.11
                                                             ===            ====             ====           ====
   Pro forma -Basic                                         $.32           $2.34           $(1.12)         $1.07
                                                             ===            ====             ====           ====
   Pro forma -Diluted                                       $.31           $2.26           $(1.12)         $1.03
                                                             ===            ====             ====           ====

     As permitted under SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value-based method of SFAS 148. The fair value of the options granted during each of the nine- and three-month periods has been estimated at the date of grant using the Black-Scholes stock option-pricing model, based on the following assumptions:

                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                -----------------        ------------------
                              OCT. 3,   SEPT. 28,       OCT. 3,   SEPT. 28,
                               2004       2003           2004        2003
                               ----       ----           ----        ----
Risk-free interest rate        3.9%       4.0%           3.3%        4.0%
Expected term               4.9 years   4.8 years     5.0 years    5.0 years
Expected volatility           60.5%      61.3%          60.7%       61.0%

     It has been assumed also that no dividends will be paid during the entire term of the options. The weighted average fair values of options granted in the nine-month periods ended October 3, 2004 and September 28, 2003 were $30.75 and $18.08, respectively. The weighted average fair values of options granted in the three-month periods ended October 3, 2004 and September 28, 2003 were $19.08 and $29.55, respectively.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES:

     At October 3, 2004 and December 31, 2003, all of the Company's investments in marketable securities were classified as available-for-sale and, as a result, were reported at fair value. The following is a summary of the Company's available-for-sale securities at October 3, 2004:


                                                                            UNREALIZED
                                                                            ----------           FAIR
                                                            COST          GAIN        LOSS       VALUE
                                                            ----          ----        ----       -----
Debt securities issued by various state and local
  municipalities and agencies                             $111,565         $-         $(28)    $111,537
Securities issued by United States
  government and agencies                                   86,351          -         (283)      86,068
                                                            ------          -         ----       ------
Total                                                     $197,916          -        $(311)    $197,605
                                                           =======          =          ===      =======

                                                   6

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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
                                                           =======          =           ==      =======

     All of the securities are available for immediate sale and have been classified as short-term investments. The following table summarizes the contractual maturities of debt securities at October 3, 2004 and December 31, 2003:

                            OCTOBER 3, 2004              DECEMBER 31, 2003
                            ---------------              -----------------
                                       FAIR                           FAIR
                            COST       VALUE             COST         VALUE
                            ----       -----             ----         -----
Less than one year        $91,351     $91,068           $10,080     $10,050
Due in 1-2 years            1,056       1,055                 -           -
Due in 2-5 years           15,184      15,157                 -           -
Due after 5 years          90,325      90,325           185,450     185,450
                           ------      ------           -------     -------
Total                    $197,916    $197,605          $195,530    $195,500
                          =======     =======           =======     =======

     In addition to the short-term investments described above, the Company also has investments in New River Pharmaceuticals Inc. ("New River") and Advancis Pharmaceutical Corporation ("Advancis"). The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its marketable securities are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

     The Company purchased 875 shares of common stock of New River on August 5, 2004 in its initial public offering for $8 per share. Par's investment of $7,000 represents an ownership position of 4.9% of the outstanding common stock of New River. New River, based in Radford, Virginia, is a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs, including amphetamines and opioids. As of October 3, 2004, the fair value of the Company's investment in New River was $9,039, based on the market value of the common stock of New River at that date. To date, the Company has recorded unrealized gains on this investment of $2,039, with a corresponding credit of $1,244 to accumulated other comprehensive gains and $795 to deferred income taxes.

     The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment represented an ownership position of 4.4% of the outstanding common stock of Advancis. As of October 3, 2004, the fair value of the Company's investment in Advancis was $8,360, based on the market value of the common stock of Advancis at that date. To date, the Company has recorded net unrealized losses on this investment of $1,640, with corresponding charges of $1,000 to accumulated other comprehensive losses and $640 to deferred income taxes.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 4 - ACCOUNTS RECEIVABLE:
                                                     OCTOBER 3,     DECEMBER 31,
                                                        2004           2003
                                                        ----           ----
    Trade accounts receivable, net of customer
      rebates and chargebacks                        $187,787         $196,888
    Other accounts receivable                           1,048            1,176
                                                        -----            -----
                                                      188,835          198,064
                                                      -------          -------
    Allowances:
    Doubtful accounts                                   1,847            1,756
    Returns                                            16,255           13,256
    Price adjustments and allowances                   14,504           25,345
                                                       ------           ------
                                                       32,606           40,357
                                                       ------           ------
    Accounts receivable,
      net of allowances                             $156,229          $157,707
                                                     =======           =======

     The trade accounts receivable amounts presented above at October 3, 2004 and December 31, 2003 are net of provisions for customer rebates of $15,034 and $23,793, and of chargebacks of $85,197 and $75,598, respectively. Customer rebates are price reductions generally given to customers as an incentive to increase sales volume. Rebates are generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period. The lower rebate reserve at October 3, 2004 compared to December 31, 2003 was primarily attributable to lower pricing on paroxetine, the generic version of GlaxoSmithKline's ("GSK's") Paxil(R). Chargebacks are price adjustments provided to wholesale customers for product that they resell to specific healthcare providers on the basis of prices negotiated between the Company and the providers. The increase in the chargeback reserve from December 31, 2003 is primarily attributable to new products, particularly ribavirin, the generic version of Schering-Plough Corporation's ("Schering's") Rebetol(R), that the Company began selling in April 2004 and glyburide and metformin hydrochloride, the generic version of BMS's Glucovance(R), introduced by the Company in May 2004. The chargeback reserve also increased due to lower contract pricing from competition on paroxetine, which was partially offset by lower paroxetine sales volumes.

     The accounts receivable allowances include provisions for doubtful accounts, returns and price adjustments and allowances. Price adjustments include cash discounts, sales promotions and shelf-stock adjustments. Cash or terms discounts are given to customers that pay within a specified period of time. The Company may conduct sales or trade-show promotions through which additional discounts may be given on a new product or certain existing products as an added incentive for the customer to purchase the Company's products. The lower reserve for price adjustments and allowances at October 3, 2004 is due to the absence of reserves for certain stocking credits and shelf-stock adjustments that were required at year-end. Shelf-stock adjustments can be given to a customer either for price protection or when the Company lowers its invoice pricing at the wholesale level, without a reduction in contract price, and provides a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

     The Company generally will offer price protection for sales of new generic drugs for which its market exclusivity period has expired. In addition, the Company may offer price protection with respect to existing products for which it anticipates significant price erosion through increases in competition. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, are given through lower contract pricing at the wholesalers, which results in an increased chargeback per unit on existing inventory levels, or shelf-stock adjustments. The shelf-stock adjustments are given to customers with respect to the customer's remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product to the customer.

     The Company's exclusivity period for megestrol acetate oral suspension, the generic version of BMS's Megace(R) Oral Suspension, expired in mid-January 2002. Through October 3, 2004, two generic competitors had been granted United States Food and Drug Administration ("FDA") approval to market generic versions of

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


megestrol acetate oral suspension and launched products that compete with the Company's product. In July 2004, Par entered into a legal settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. ("Teva USA"), pursuant to which Par granted a license to Teva USA for a limited number of units and Par receives a royalty on Teva USA's net sales of megestrol acetate oral suspension in the United States (see "Note 11 -Commitments, Contingencies and Other Matters-Legal Proceedings"). On November 3, 2004, an additional competitor was granted approval from the FDA to launch a generic version of megestrol acetate oral suspension, which generic product would also compete with the Company's product. Sales and gross margins on megestrol acetate oral suspension continued to decline in fiscal year 2004 due to the effects of competition; however, the product is expected to continue to be a significant contributor to the Company's overall results in future periods. Net sales of megestrol acetate oral suspension were approximately $17,800 for the third quarter of 2004, decreasing $4,600 from approximately $22,400 for the third quarter of 2003. Megestrol acetate oral suspension net sales were approximately $54,800 for the nine-month period ended October 3, 2004 compared to $65,000 for the corresponding nine-month period of 2003.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales price for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules substantially declined from the price that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules were a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter of 2004, however, additional competitive factors led to further pricing pressure on fluoxetine 40 mg capsules, resulting in lower net sales and gross margins. Currently, there are two competitors in the market with products that compete with the Company's fluoxetine 40 mg product and a third competitor received FDA approval for its product in October 2004. Net sales of fluoxetine 10 mg and 20 mg tablets and 40 mg capsules were approximately $14,400 and $37,600, respectively, for the three- and nine-month periods ended October 3, 2004 compared to approximately $26,100 and $70,600, respectively, for the corresponding periods of 2003.

     As discussed above, net sales of megestrol acetate oral suspension and of fluoxetine 40 mg capsules have decreased as a result of increased generic competition and its corresponding effect on pricing and market share. When competition enters the market and the Company anticipates significant price erosion, there are circumstances under which the Company may decide to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose volume to competitors rather than reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve is established, based on estimated or actual existing customer inventories. The competition on these two products has been somewhat limited and competitors have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves. The Company has lowered the pricing on these products over time and granted and processed some price protection credits within the applicable reporting periods. However, the Company did not establish a price protection reserve as of October 3, 2004 because there were no additional price protection credits issued with respect to sales through that date. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     In fiscal year 2003, Par obtained the marketing rights to paroxetine, the generic version of GlaxoSmithKline's ("GSK") Paxil(R), in connection with a litigation settlement (the "GSK Settlement") between the Company, GSK and certain of its affiliates, and Pentech Pharmaceuticals, Inc. ("Pentech"). As a result of the GSK Settlement, Par and GSK entered into an agreement (the "GSK Supply Agreement") pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the Commonwealth of Puerto Rico in May 2003 and the United States in September 2003, at which time there was one other competitive generic product in the market. The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and two additional competitors launched competing paroxetine products in the second quarter of 2004. The additional competition continues to adversely affect the Company's net sales and gross margins derived from paroxetine. Net sales of paroxetine were approximately $26,800 and $208,700, respectively, for the three- and nine-month periods ended October 3, 2004 compared to approximately $95,400 and $96,300, respectively, for the corresponding periods of 2003. As a result of the competition, the Company had price protection reserves of approximately $5,900 for paroxetine at July 4, 2004, which it fully utilized by October 3, 2004, and issued additional price protection credits within the current quarter. The Company believes that market conditions did not warrant any further price protection reserves at October 3, 2004. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

NOTE 5 -INVENTORIES, NET:
                                                OCTOBER 3,       DECEMBER 31,
                                                   2004              2003
                                                   ----              ----
       Raw materials and supplies, net            $30,614          $21,551
       Work-in-process, net                        11,830            7,166
       Finished goods, net                         40,055           37,996
                                                   ------           ------
                                                  $82,499          $66,713
                                                   ======           ======

NOTE 6 - ACQUISITION OF KALI:

     On June 9, 2004, the Company acquired all of the capital stock of Kali for $143,345 in cash and $2,530 in warrants to purchase 150,000 shares of the Company's common stock. The Kali stockholders may be entitled to up to an additional $10,000 if certain product-related performance criteria are met over the next four years. The acquisition did not require the approval of the Company's stockholders. The Company acquired the physical facilities, in-process research and development and intellectual property of Kali and retained all of its 55 employees. The acquisition of Kali expands the Company's research and development capabilities and provides additional sustained-release technology and oral disintegrating tablet technology.

     The pro forma adjustments in the tables below are based upon available information and assumptions that the Company believes are reasonable. The unaudited condensed consolidated pro forma financial statements do not purport to represent what the consolidated results of operations of the Company would actually have been if the acquisition had occurred on the date referred to below, nor do they purport to project the results of operations of the Company for any future period.

     The unaudited condensed consolidated pro forma statements of operations data were prepared by combining the Company's statement of operations for the 12-months ended December 31, 2003 and for the nine and three month periods ended October 3, 2004 and September 28, 2003 with Kali's statements of operations for the same periods, giving effect to the acquisition as if it had occurred on January 1, 2003. The unaudited condensed consolidated pro forma statements of operations do not give effect to any restructuring costs or any potential cost savings or other operating efficiencies that could result from the acquisition.

     The unaudited condensed consolidated pro forma financial statements should be read in conjunction with the historical financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2003.

                                                  Condensed Consolidated Pro Forma Statement of Operations Data

                                                  TWELVE MONTHS    NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                   -----------------          ------------------
                                                 ENDED DEC. 31,   OCT. 3,     SEPT. 28,       OCT. 3,   SEPT. 28,
                                                      2003         2004         2003           2004       2003
                                                      ----         ----         ----           ----       ----
Total revenue                                        $662,695    $576,648     $442,487       $151,566   $218,630
Net income (loss)                                    $121,125     $21,905      $85,133       $(35,085)   $39,616
Net income (loss) per basic share of common stock       $3.62        $.64        $2.56         $(1.03)     $1.17
                                                         ====         ===         ====           ====       ====
Net income (loss) per diluted share of common stock     $3.50        $.63        $2.48         $(1.03)     $1.13
                                                         ====         ===         ====           ====       ====

                                                       10

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The purchase price was allocated to the assets and liabilities of Kali based on management's determination of fair value. The following table sets forth the allocation of the purchase price:

      Current assets                                   $2,513
      Property, plant and equipment                     3,224
      Receivable from VGS Holdings, Inc.                2,688
      Intellectual property                             6,545
      In-process research and development              84,000
      Goodwill                                         52,138
                                                       ------
        Total assets acquired                         151,108
      Current liabilities                               5,233
                                                        -----
        Total liabilities assumed                       5,233
                                                        -----
      Net assets acquired                            $145,875
                                                      =======

     In accordance with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), the goodwill will not be amortized, but will be tested at least annually for impairment using a fair value approach.

     The allocated purchase price for Kali includes $2,725 classified as core/developed technology, which was capitalized and included in intangible assets on the consolidated balance sheet and $84,000 classified as acquired in-process technology, which was written off in the three-month period ended October 3, 2004. The Company classified the technology assets as either core/developed or in-process based on the stage of development that the product was in at the time of acquisition. All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capability of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

     The acquired in-process research and development includes the valuation of 29 products where there was a material investment in their research and development activities and they have completed a certain amount of development work. The development work on 16 of these products was considered complete and ANDAs for 14 of the products were filed with the FDA. The core/developed products include six products that have completed the final approval stage, including the approval process with the FDA and the Company's assessments of patent issues and batch size compatibility.

     Kali leases, with a purchase option, a 45,000-square foot manufacturing facility located in Somerset, New Jersey. The building is subject to a triple net lease between VGS Holdings and Kali that terminates on June 9, 2006. On June 9, 2004, the lease was assigned to Par. Because the rent under the lease was below market value, the Company determined the value of the net rental benefit to be $3,820, which was recorded as an intangible asset in the third quarter 2004. That value was determined as the net present fair value of the difference between the current market rental rate for a similar facility and the contract rent.

NOTE 7 - INTANGIBLE ASSETS, NET:
                                                                               OCTOBER 3,       DECEMBER 31,
                                                                                  2004              2003
                                                                                  ----              ----
   Intellectual property, net of accumulated amortization of $1,911 and $1,202   $11,213           $5,378
   Product license fees, net of accumulated amortization of $3,136 and $1,135      7,669            9,170
   BMS Asset Purchase Agreement, net of accumulated amortization
       of $4,318 and $3,064                                                        7,382            8,636
   Genpharm Distribution Agreement, net of accumulated amortization
       of $4,514 and $3,972                                                        6,319            6,861
   Trademark licensed from BMS                                                     5,000            5,000
   Genpharm Profit Sharing Agreement, net of accumulated amortization
       of $2,313 and $1,981                                                          187              519
                                                                                     ---              ---
                                                                                 $37,770          $35,564
                                                                                  ======           ======

                                                     11

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     The Company recorded amortization expense related to intangible assets of $4,838 and $4,338, respectively, for the nine-month periods, and $1,634 and $1,881, respectively, for the three-month periods, ended October 3, 2004 and September 28, 2003. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $5,984 in 2004, $4,450 in 2005, $3,792 in 2006, $3,792 in 2007, $3,792 in 2008 and a total of
$9,024 thereafter.

     Intangible assets not being amortized at October 3, 2004 and December 31, 2003 were product license fees of $6,999 and a trademark licensed from BMS of $5,000. The Company does not amortize the intangible assets relating to products that have not yet come to market because, until those products reach the market and begin to produce cash flows, the related intangible asset has not, in the Company's view, begun its useful life. Under SFAS 142, an asset's useful life is the period over which an asset is expected to contribute directly or indirectly to future cash flows of a company. The Company anticipates that the potential products related to these intangible assets will be brought to market in the near term, thereupon generating cash flows for the Company. The intangible assets will then be amortized over their estimated remaining useful lives and accounted for in the same manner as other intangible assets currently subject to amortization.

     The product license fees of $6,999 consist of payments made by Par pursuant to agreements with Breath Ltd. of the Arrow Group ("Breath") and FineTech related to latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's Xalatan(R), a glaucoma medication. Breath filed an Abbreviated New Drug Application ("ANDA") (currently pending with the FDA) for latanoprost, which was developed by Breath pursuant to a joint manufacturing and marketing agreement with the Company, seeking approval to engage in the commercial manufacture, sale and use of one latanoprost drug product in the United States. Par subsequently acquired ownership of the ANDA, which includes a Paragraph IV certification that the patents in connection with Xalatan(R) identified in "Approved Drug Products with Therapeutic Equivalence Evaluations" are invalid, unenforceable and/or will not be infringed by Par's generic version of Xalatan(R). Par believes that its ANDA is the first to be filed for this drug with a Paragraph IV certification. As a result of the filing of the ANDA, Pharmacia Corporation, Pharmacia AB, Pharmacia Enterprises, S.A., Pharmacia and Upjohn Company (collectively, "Pharmacia") and the Trustees of Columbia University in the City of New York ("Columbia"), filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. In July 2004, the District Court for the District of New Jersey issued an opinion and order dismissing Pharmacia's Corporation's claim of infringement on one patent; however, the Court also ruled that two other patents included in the litigation are valid, enforceable and infringed by Par. Par is appealing certain portions of the Court's decision (see "Note 11 -Commitments, Contingencies and Other Matters-Legal Proceedings").

NOTE 8 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at October 3, 2004 and December 31, 2003 consisted primarily of temporary differences related to accounts receivable reserves, and non-current deferred income tax assets in both periods included the deferred tax benefits related to purchased call options. Non-current deferred income tax assets at October 3, 2004, also included the deferred tax benefits related acquired in-process research and development.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 9 - CHANGES IN STOCKHOLDERS' EQUITY:

     Changes in the Company's common stock and additional paid-in capital accounts during the nine-month period ended October 3, 2004 were as follows:

                                                                             ACCUMULATED
                                                 COMMON STOCK  ADDITIONAL       OTHER         TREASURY STOCK
                                                 ------------    PAID-IN    COMPREHENSIVE     --------------
                                                SHARES  AMOUNT   CAPITAL     (LOSS)/GAIN      SHARES   AMOUNT
                                                ------  ------   -------     -----------      ------   ------
   Balance, January 1, 2004                     34,318   $343    $171,931      $(1,673)         -          -
     Comprehensive loss:
       Unrealized gains on marketable
       securities, net of tax                        -      -           -        1,487          -          -
     Exercise of stock options                     346      4       8,100            -          -          -
     Issuance of warrants                            -      -       2,530            -          -          -
     Tax benefit from exercise of stock options      -      -       3,955            -          -          -
     Employee stock purchase program                 7    -           271            -          -          -
     Compensatory arrangements                      45      -         788            -          -          -
     Common stock acquired for treasury              -      -           -            -        844    (32,026)
                                            ----------  -----      ------     --------        ---     ------
   Balance, October 3, 2004                     34,716   $347    $187,575        $(186)       844   $(32,026)
                                                ======    ===     =======          ===        ===     ======

COMPREHENSIVE INCOME (LOSS):
                                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                                           -----------------               ------------------
                                                        OCTOBER 3,     SEPT. 28,         OCTOBER 3,     SEPT. 28,
                                                          2004           2003              2004            2003
                                                          ----           ----              ----            ----
       Net income (loss)                                 $24,981         $84,321        $(35,085)        $38,742
       Other comprehensive gain:
       Unrealized gain on
       marketable securities, net of tax                   1,487               -            2,302              -
                                                           -----           -----            -----          -----
       Comprehensive income (loss)                       $26,468         $84,321         $(32,783)       $38,742
                                                          ======          ======           ======         ======

     In April 2004, the Company's board of directors (the "board") authorized the repurchase of up to $50,000 of the Company's common stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the repurchase program is and will be available for general corporate purposes. At October 3, 2004, the Company had repurchased 844 shares of its common stock for approximately $32,026 pursuant to the program. The following table sets forth (a) the number of shares repurchased, (b) the average price paid per share, (c) the total number of shares repurchased as part of the publicly announced plan and (d) the approximate dollar value that may yet be repurchased under the plan.

                                               TOTAL                         TOTAL NUMBER OF     APPROXIMATE DOLLAR
                                             NUMBER OF         AVERAGE     SHARES REPURCHASED      VALUE THAT MAY
                                              SHARES         PRICE PAID   AS PART OF A PUBLICLY  YET BE REPURCHASED
                                          REPURCHASED(a)    PER SHARE(b)    ANNOUNCED PLAN(c)     UNDER THE PLAN(d)
                                          --------------    ------------    -----------------     -----------------
May 2, 2004 through May 29, 2004                406            $40.08               406               $33,712
May 30, 2004 through July 4, 2004                94            $40.49                94               $29,922
July 5, 2004 through July 31, 2004              184            $32.94               184               $23,870
August 29, 2004 through October 3, 2004         160            $36.85               160               $17,974
                                                ---                                 ---
  For the nine-month
  period ended October 3, 2004                  844                                 844
                                                ===                                 ===

                                                         13

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 10 - EARNINGS PER SHARE:

     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                 NINE MONTHS ENDED               THREE MONTHS ENDED
                                                 -----------------               ------------------
                                               OCT. 3,        SEPT. 28,         OCT. 3,        SEPT. 28,
                                                2004            2003             2004            2003
                                                ----            ----             ----            ----
Net income                                     $24,981         $84,321        $(35,085)        $38,742
Basic:
Weighted average number of common
  shares outstanding                            34,225          33,269           33,958         33,758
Net income per share of common stock              $.73           $2.53          $(1.03)          $1.15
                                                    ==            ====            ====            ====
Assuming dilution:
Weighted average number of common
  shares outstanding                            34,225          33,269           33,958         33,758
Effect of dilutive options                         802           1,099                -          1,246
                                                   ---           -----             ----          -----
Weighted average number of common
   shares outstanding                           35,027          34,368           33,958         35,004
Net income per share of common stock              $.71           $2.45          $(1.03)          $1.11
                                                    ==            ====            ====            ====

     Outstanding options and warrants of 1,343 and 120 at the end of the nine-month periods ended October 3, 2004 and September 28, 2003, respectively, and 1,428 at the end of the three-month period ended October 3, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during the respective periods. The effect of dilutive options and warrants was excluded from the computation of diluted earnings per share for the three-month period ended October 3, 2004 because the effect would have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of October 3, 2004. The warrants are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

   LEGAL PROCEEDINGS:

     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine. Although the Company and Pentech are in dispute over the amount of gross profit share, if any, due to Pentech, the Company believes that it is in compliance with its agreement with Pentech and intends to defend vigorously this action.

     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. The Company intends to defend vigorously the claims set forth in the complaint.

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The Complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par intends to defend vigorously the claims asserted in such complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after its having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA sought a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA, alleging willful infringement of one of Par's four patents in the lawsuit, U.S. Patent No. 6,593,318. In July 2004, Par and Teva USA entered into a settlement of the lawsuit. As part of the judgment and order of permanent injunction entered by the parties, Teva USA acknowledged that the claims of the U.S. Patent No. 6,593,318 are valid and enforceable in all respects and that Teva USA's product infringes that patent. As part of the settlement, Par has granted a license to Teva USA for a limited number of units, and, in return, Par is receiving a royalty on Teva USA's sales of megestrol acetate oral suspension in the United States.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. ("Roxane") in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the Patent Office. Par intends to defend vigorously against these allegations.

     In February 2003, Abbott, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a lawsuit in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity. At this time, it is not possible for the Company to predict the outcome of this litigation with any certainty.

     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not been scheduled.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


     As a result of Par's filing of the ANDA for latanoprost, Pharmacia and Columbia (collectively, the "Plaintiffs") filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28,
2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504. Pursuant to agreements with Breath and FineTech related to latanoprost, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets.

     Par entered into a licensing agreement with developer Paddock Laboratories ("Paddock") to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. At this time, the Company is not able to predict with certainty the outcome of this litigation.

     The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are part of the ordinary conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend vigorously or, in cases where the Company is plaintiff, to prosecute these actions.

   OTHER MATTERS:

     In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic product) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. Because the investigation has only recently begun, it is premature to speculate what action, if any, the U.S. federal government may take and what impact any such action could have on the Company's business, prospects or financial condition.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 12 - SUBSEQUENT EVENTS:

     In October 2004, the board adopted a stockholder rights plan designed to ensure that all stockholders of the Company receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The adoption of the rights plan is intended to deter partial and "two step" tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights plan was not adopted in response to any known offers for the Company and is similar to stockholder rights plans adopted by many other companies.

     To implement the rights plan, the board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004. The rights will be distributed as a non-taxable dividend and will expire on October 27, 2014. The rights will be evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates will presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of PRX's common stock.

     If a person or group acquires or commences a tender offer for 15% or more of PRX's common stock, each holder of a right, except the acquirer, will be entitled, subject to PRX's right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of PRX's newly-created Series A Junior Participating Preferred Stock, or the number of shares of PRX common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of PRX's common stock on the date of the occurrence of such an event. The board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 15% or more of PRX's common stock.

     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. ("Morton Grove") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that has not yet been launched, but which Morton Grove alleges it expects to begin selling. Par is evaluating its legal options in responding to the complaint in this action. Par has independently learned that the FDA has approved Morton Grove's ANDA for a megestrol acetate oral suspension product, but Par does not have reliable information concerning when Morton Grove may launch a product. The Company intends to defend vigorously this action and shall assert counterclaims against Morton Grove.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, TRENDS AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "INTENDS", "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS AND PRICING PRACTICES FROM SUCH COMPETITORS (ESPECIALLY UPON
COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS, DELAYS INVOLVED IN AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS, DELAYS AND LIABILITIES IN INTEGRATING ACQUISITIONS, (ix) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (x) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE ONLY AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

     Revenues for the nine-month period ended October 3, 2004 increased 31% from the corresponding period of 2003; however, the increase came primarily from lower margin new products and was not enough to offset lower sales of the Company's key higher margin products, increased research and development spending and the write-off of acquired in-process research and development related to the acquisition of Kali. These factors contributed to lower earnings when comparing the corresponding nine-month periods of fiscal years 2004 and 2003. The Company's quarterly sales and earnings growth when comparing the results of the last four quarters, beginning with the third quarter of 2003, to the results of the corresponding quarters of the prior year ended with both declining sales and earnings in the third quarter of 2004. Net sales of the Company's key products had declined in the third quarter of 2004 due to lower pricing and/or volumes. The Company will continue to attempt to introduce new products during the remainder of fiscal year 2004 and beyond in order to offset sales and gross margin declines resulting from competition involving certain of its significant products and its planned increase in research and development expenses. The Company is seeking to reduce its dependence on its present top selling products, by adding additional products through its internal development program, new and existing distribution agreements and/or acquisitions of complementary products or businesses.

     Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors believed by management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, the market share, and the price, of that product, have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. Recently, a large portion of the Company's revenue growth has been derived from sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products where there is limited competition. These drugs include paroxetine tablets, megestrol acetate oral suspension, fluoxetine 40 mg capsules, and 10 mg and 20 mg tablets.

     In fiscal year 2003, Par obtained the marketing rights to paroxetine in connection with the GSK Settlement. As a result of the GSK Settlement, Par and GSK entered into the GSK Supply Agreement, pursuant to which Par began marketing paroxetine, supplied and licensed from GSK, in the United States in September 2003 and the Commonwealth of Puerto Rico in May 2003. The GSK Settlement provides that the Company's right to distribute paroxetine will be suspended if, at any time, there is not another generic version fully substitutable for Paxil available for purchase in the United States. On September 8, 2003, another generic drug manufacturer, Pharmaceutical Healthcare, Inc. ("Apotex"), launched a generic version of Paxil(R). Additionally, in April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). The Company expects Paxil CR(R)'s market share to continue to grow in fiscal year 2004 and beyond, which may cause the total market for paroxetine tablets to decrease. The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and two additional competitors launched competing paroxetine products in the second quarter of 2004. The additional competition had an adverse effect on the Company's revenues and gross margins derived from paroxetine in the third quarter of 2004, which will continue in subsequent periods. Due to both pricing and volumes declines, Paroxetine sales in the third quarter of 2004 have decreased to $26,800 from $104,600 and $77,300, respectively, in the first and second quarters of 2004.

     The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. Through October 3, 2004, two generic competitors had been granted FDA approval to market generic versions of megestrol acetate oral suspension and launched products that compete with the Company's product. In July 2004, Par entered into a settlement with one of the competitors, Teva USA, pursuant to which Par granted a license to Teva USA for a limited number of units and Par is to receive a royalty on Teva USA's net sales of megestrol acetate oral suspension in the United States. On November 3, 2004, an additional competitor received approval from the FDA to launch a generic version of megestrol acetate oral suspension, which generic product would also compete with the Company's product. Sales and gross margins on megestrol acetate oral suspension declined in fiscal year 2004 due to the effects of competition on pricing and volume; however, the product is expected by management to continue to be a significant contributor to the Company's overall results in future periods. Megestrol acetate oral suspension net sales were approximately $54,800 for the nine-month period ended October 3, 2004 compared to approximately $65,000 for the corresponding nine-month period in 2003. Net sales of megestrol acetate oral suspension were approximately $17,800 for the third quarter of 2004, decreasing $4,600 from approximately $22,400 for the third quarter of 2003.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales prices for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules substantially declined from the prices that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. In the first quarter of 2004, however, additional competitive factors led to further pressure on fluoxetine 40 mg capsules, resulting in significantly lower net sales and gross margins. Currently, there are two competitors in the market with products that compete with the Company's fluoxetine 40 mg product and a third competitor received FDA approval for its product in October 2004. Net sales of fluoxetine 10 mg and 20 mg tablets and 40 mg capsules were approximately $14,400 and $37,600, respectively, for the three- and nine-month periods ended October 3, 2004 compared to approximately $26,100 and $70,600, respectively, for the corresponding periods of 2003.

     In April 2004, the Company's marketing partner, Three Rivers Pharmaceutical LLC ("Three Rivers"), received final approval from the FDA for its ribavirin 200 mg capsules, the generic version of Schering's Rebetol(R), which is indicated for the treatment of chronic hepatitis. Three Rivers was awarded 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has the exclusive marketing right to sell Three Rivers' ribavirin product, which Par launched in early April 2004. The launch of this ribavirin product has not been successful. Several factors contributed to the unsuccessful launch of ribavirin, which the Company had anticipated would replace a portion of the lost revenues from competition on other products in fiscal year 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals, a subsidiary of Schering, also launched a generic ribavirin product in the United States in April 2004. As a result of launching the product, Schering is not receiving a royalty from Three Rivers on sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated. Additionally, the market size for Rebetol has declined due to the success of Copegus(R), a new product introduced by Hoffman La-Roche Inc. in 2003, which has taken significant market share from Rebetol(R). Additionally, the Company's marketing exclusivity period ended in October 2004 and one additional competitor has since launched a competing product. These principal factors have reduced ribavirin sales to approximately $6,300 through October 3, 2004.

     Generic drug pricing at the wholesale level can create varying differences between invoice price and the Company's net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for that difference. The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to the accounts receivable allowances.

     The Company generally will offer price protection for sales of new generic drugs for which the market exclusivity period has expired. In addition, the Company may offer price protection with respect to existing products for which it anticipates significant price erosion through increased competition. Such price protection reflects for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period. Such price protection plans, which are common in the Company's industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which results in an increased chargeback per unit on existing inventory levels. The shelf-stock adjustments are given to customers with respect to their remaining inventory at the expiration of the exclusivity period for the difference between the Company's new price and the price at which the Company originally sold the product to the customer. Shelf-stock adjustments can also be issued to customers when the Company lowers its invoice pricing, but not its contract pricing; in such cases, the Company provides a credit for the difference between the old and new invoice prices for the inventory that the customers have on hand at the time of the price reduction. When these situations occur, the Company records estimates for shelf-stock adjustments and/or price protection, as reductions to invoice price, with corresponding adjustments to the accounts receivable allowances.

     The Company believes that it has the experience and access to information, including the total demand for each drug that the Company manufactures or distributes, the Company's market share, recent or pending new drug introductions, inventory practices of the Company's customers, resales by its customers to end-users having contracts with the Company, and rebate agreements with each customer, necessary to reasonably estimate the amounts of such reductions to invoice price. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customer inventories at a particular point in time, or other market factors beyond the Company's control. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, shelf-stock or price protection allowances or other sales allowances for the nine- and three-month periods ended October 3, 2004 and September 28, 2003, to the extent they would have a significant effect on the dilution of gross to net revenues. The Company's reserves related to the items described above at October 3, 2004 and September 28, 2003 totaled $132,837 and $151,159, respectively.

     Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, is seeking to introduce new products that have limited competition and longer product life cycles. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest in its internal research and development efforts. Also, it is seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.

     In June 2004, the Company acquired all of the capital stock of Kali for a purchase price of $143,345 in cash and $2,530 in warrants to purchase 150,000 shares of the Company's common stock. The allocation of the purchase price includes $84,000 valued as acquired in-process research and development that was written off in the three-month period ended October 3, 2004 in accordance with purchase accounting for acquisitions. The Company believes that the Kali acquisition will expand its research and development capabilities and increase its product portfolio. The acquisition also diversifies the Company's development pipeline and provides what the Company believes to be four additional first-to-file product opportunities, enhancing its prospects for sustained long-term growth. Kali's operation includes 25 products in development, another 13 currently filed and awaiting FDA approval, and a research and development organization of approximately 55 employees. Kali's 13 ANDAs include five potential products the Company plans to market and other potential products from which the Company will be due royalty income, if successfully launched by third parties. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000-square foot manufacturing facility in Somerset, New Jersey.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise on dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program, including the integration of Kali, and these strategic alliances, the Company's pipeline of potential products includes 43 ANDAs (six of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Kali ANDAs include those for potential products that would be marketed by other companies through licensing agreements entered into before the Company's acquisition of Kali, pursuant to which the Company would be due royalty income. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, as to which it is not required to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in various efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and distribution and development agreements with third parties.

     The Company's business plan also includes its strategy to enter the branded drug market. On June 29, 2004, the Company submitted its first New Drug Application ("NDA"), pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, seeking marketing clearance for megestrol acetate oral suspension NanoCrystal(R) Dispersion ("NCD"). The new NCD formulation is a line extension of Par's currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. If cleared for marketing, megestrol acetate oral suspension NCD is expected to be indicated for the treatment of anorexia, cachexia, or any unexplained significant weight loss in patients with a diagnosis of acquired immunodeficiency syndrome ("AIDS") and will utilize the Megace(R) brand name, which Par has licensed from BMS.

     The Company's brand market business strategy also includes a potential 505(b)(2) NDA submission planned for 2005 through Advancis. The Company has an agreement with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. If successfully developed, amoxicillin PULSYS(TM) would be a once-daily version of the antibiotic amoxicillin that is administered for fewer days with improved therapeutic effect.

     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products may similarly bring lawsuits against the Company and/or its strategic partners claiming patent infringement or invalidity. Because substantially all of the Company's business involves the marketing and development of off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time- consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company's business condition (financial and other), prospects and results of operations.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $24,981 for the nine-month period ended October 3, 2004 decreased $59,340, from $84,321, for the nine-month period ended September 28, 2003. Although total revenues of $575,864 in this nine-month period of 2004 increased $136,956, or 31%, from $438,908 in the first nine months of 2003, gross margin dollars remained at close to the same level as additional sales from lower margin new products were not enough to offset lower sales of the Company's key higher margin products. Research and development spending in 2004 of $33,722 increased $15,814, or 88%, from $17,908 in the prior year and the Company expects to continue to spend at a higher rate on research and development in the fourth quarter 2004 and fiscal year 2005. The allocation of the Kali purchase price resulted in $84,000 valued as acquired in-process research and development, which was written off in the three-month period ended October 3, 2004 in accordance with purchase accounting for acquisitions. Selling, general and administrative costs in fiscal year 2004 were $49,676 compared to $44,246 in the corresponding nine-month period of 2003. Fiscal year 2003 selling, general and administrative costs include a charge of $3,712, recorded in the second quarter of 2003, related to a retirement package for the Company's former chairman, president and chief executive officer. Nine-month operating expenses in 2004 are net of settlement income of $2,846, recorded in the second quarter of 2004, resulting primarily from the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to anti-competitive practices that delayed the availability of mirtazapine, a generic version of Remeron(R) and a $2,812 gain on the sale of the Company's facility in Congers, New York.

     The Company incurred a net loss for the three-month period ended October 3, 2004 of $(35,085) compared to net income of $38,742 for the corresponding period of 2003 primarily due to increased competition on key products, increased spending on research and development and the write-off of acquired in-process research and development related to the acquisition of Kali. Third quarter 2004 revenues of $151,566 and gross margins of $58,734 (39% of total revenues) decreased from the prior year's third quarter revenues and gross margins of $216,635 and $84,926 (39% of total revenues). Research and development spending of $17,060 in the third quarter of 2004 increased 151% from $6,788 in the prior year, primarily due to a payment to Advancis to fund the development of a potential new product, the addition of Kali and higher biostudies. Selling, general and administrative costs were $16,128 in the third quarter of 2004, increasing 14% from $14,141 for the corresponding quarter of last year.

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

REVENUES

     Total revenues for the nine-month period ended October 3, 2004 were $575,864, increasing $136,956, or 31%, from total revenues of $438,908 for the corresponding nine-month period of 2003, primarily due to additional sales from new products sold under various distribution agreements. Net sales of paroxetine, which the Company launched in September 2003 in the United States and is sold through the GSK Supply Agreement, totaled approximately $208,700 for the nine month period of 2004, increasing $112,400 from $96,300 for the corresponding nine-month period of 2003. Additionally, net sales of other new distributed products, including $34,200 of glyburide and metformin hydrochloride (Glucovance(R)) introduced in May 2004, $20,800 of mercaptopurine (Purinethol(R)), introduced in February 2004, and $19,900 of metformin ER (Glucophage XR(R)) introduced in December 2003, contributed to the growth of revenues in 2004 and partially offset sales decreases of certain existing distributed products, particularly fluoxetine 40 mg capsules and 10 mg and 20 mg tablets which decreased $33,000 and tizanidine (Zanaflex(R)) which decreased

$15,700. The Company's top selling manufactured product, megestrol acetate oral suspension, also decreased $10,200. Net sales of fluoxetine and megestrol acetate oral suspension were approximately $37,600 and $54,800, respectively, for the nine-month period ended October 3, 2004, decreasing $33,000 and $10,200, respectively, compared to the first nine-months of 2003.

     Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $432,500, or 75% of the Company's total revenues, and $283,100, or 65% of the Company's total revenues, respectively, in the first nine-months of fiscal years 2004 and 2003. Presently, the Company is substantially dependent upon distributed products for its overall sales and, because the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet demand could adversely affect the Company's future sales.

     The Company's gross revenues before deductions for chargebacks, rebates, price adjustments, sales returns or other sales allowances were $1,234,292 for the nine-month period ended October 3, 2004 compared to $769,682 for the nine-month period ended September 28, 2003. Deductions from gross revenues were $659,482 for the nine months ended October 3, 2004 and $345,264 for the corresponding period of the prior year. The gross-to-net revenue percentage spread increased to 53% for the nine-month period of 2004 compared to 45% for the corresponding period of 2003, primarily due to the ribavirin launch in April 2004 and competition on paroxetine. The Company had committed to promotional dollars on ribavirin in an effort to obtain market share and, due to a rapid drop in price after launch, the net selling price was much lower than expected for a new product. The effect of price declines for both ribavirin and paroxetine increased the chargeback issued to wholesalers during the nine-month period ended October 3, 2004.

     The Company's other product related revenues of $1,054 for the nine-months ended October 3, 2004 decreased significantly from $14,490 for the corresponding period of 2003. The Company records other product related revenues pursuant to an agreement with Genpharm, where the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.'s ("KUDCo"), a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca's Prilosec(R). In the third quarter of 2003, two generic competitors began selling forms of omeprazole, significantly reducing the Company's share of profits related to omeprazole. The revenues related to this agreement are expected to continue to decrease in future periods.

     Total revenues in the third quarter 2004 of $151,566 decreased $65,069, or 30%, from revenues in the third quarter of 2003, primarily due to lower sales of paroxetine of $68,600. Third quarter 2004 net sales of paroxetine totaled approximately $26,800, while net sales of megestrol acetate oral suspension decreased $4,600 to $17,800 from $22,400 in the corresponding period of 2003, and net sales of fluoxetine decreased $11,700 to $14,400 from $26,100 in the third quarter of 2003. Third quarter sales reflect the impact of increased generic competition on the Company's key products, paroxetine, fluoxetine and megestrol acetate oral suspension and its corresponding effects on pricing and market share.

     The Company's gross revenues before deductions for chargebacks, rebates, price adjustments, sales returns or other sales allowances were $331,505 for the quarter ended October 3, 2004 compared to $360,971 for the quarter ended September 28, 2003. Deductions from gross revenues were $179,939, or 54% of gross revenues, for the third quarter of 2004 and $146,038, or 40% of gross revenues, for the corresponding quarter of the prior year. As noted above, lower pricing on paroxetine and ribavirin were the primary contributors to the increased gross-to-net revenue spread in 2004 compared to 2003.

     Net sales of distributed products were approximately $99,700 and $164,800, respectively, of the Company's total revenues in the third quarter of fiscal years 2004 and 2003, which represented approximately 66% and 76% of the Company's total revenues in the respective periods.

     As discussed above, net sales of megestrol acetate oral suspension and of fluoxetine 40 mg capsules have decreased as a result of increased generic competition and its effect on pricing and market share. When competition enters the market, there are circumstances under which the Company may decide to not afford price protection to certain customers and consequently, as a matter of business strategy, lose volume to competitors rather than reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve is established based on estimated or actual existing customer inventories. The competition on these two products has been somewhat limited and competitors have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves. Although the Company lowered the pricing on these products over time and some price protection credits were granted and processed within the reporting periods, the Company did not establish a price protection reserve as of October 3, 2004 as it did not believe that there would be any additional significant price protection credits to be issued with respect to sales through that date. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     As a result of the competition, the Company had price protection reserves of approximately $5,900 for paroxetine at July 4, 2004, which it fully utilized by October 3, 2004, and issued additional price protection credits within the current quarter. The Company believes that market conditions did not warrant any further price protection reserves at October 3, 2004. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

GROSS MARGIN

     The Company's gross margin of $202,403 (35% of total revenues) for the first nine-months of 2004 increased $1,204 from $201,199 (46% of total revenues) for the corresponding period of 2003. Increased revenues had a negligible effect on gross margin dollars as the increases were generated primarily from lower margin new products and was not enough to offset lower sales of the Company's key higher margin products. A significant portion of the sales increase were generated from products sold under the distribution agreements with GSK, Pentech and BMS, where the Company splits profits with its contract partners. As a result of these agreements, the Company's gross margin as a percentage of its total revenues in the first nine months of 2004 declined principally because net sales of these products, after the allocation of profit splits, yielded a significantly lower gross margin percentage than the Company's average gross margin as a percentage of total revenues of its other products in the corresponding period of 2003. In addition, Par's gross margin was also impacted by the decline in other product related revenues.

     The gross margin for the nine months ended October 3, 2004 included an income adjustment to cost of goods sold of $6,200, which was recorded in the second quarter of 2004 and relates to sales of paroxetine during the period from September 2003 to June 2004, that reflects a change in accounting estimate used in the calculation of the profit split due to Pentech. The change in accounting estimate has effectively reduced payables due under Par's agreement with Pentech relating to the supply and marketing of paroxetine. The change in accounting estimate follows Pentech's filing of an action against Par during the second quarter of 2004.

     The gross margin of $58,734 (39% of total revenues) in the third quarter of 2004 decreased $26,192 from $84,926 (39% of total revenues) in the third quarter of 2003. The gross margin dollar decrease was primarily a result of lower contributions from sales of certain of the Company's key products as noted above.

     As discussed above, the Company generated lower sales and gross margins for paroxetine, fluoxetine and megestrol acetate oral suspension in each of the periods reported above. Despite existing market conditions and the possibility of additional competition on these products, the Company anticipates all three products will remain significant contributors to its overall performance in fiscal year 2004.

     Inventory write-offs of $7,741 and $2,705, respectively, in the nine-and three-month periods ended October 3, 2004 increased from $2,022 and $705 in the corresponding periods of 2003. The inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory not meeting the Company's quality control standards. The increase write-offs in each of the current periods included the write-off of inventory for a product whose launch was delayed. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

OPERATING EXPENSES

   RESEARCH AND DEVELOPMENT

     The Company's research and development expenses of $33,722 for the nine-month period ended October 3, 2004 increased $15,814, or 88%, from the corresponding period of the prior fiscal year. The increase was primarily attributable to a payment to Advancis of $9,500 to fund the development of a novel formulation of the antibiotic amoxicillin, increased biostudy costs of

$3,300 and increased personnel costs of $1,900, including such costs related to the acquisition of Kali. As previously discussed, the Company acquired Kali in June 2004. The Company expects to utilize Kali to develop products principally for its own new product pipeline.

     The allocated purchase price for Kali includes $84,000 classified as acquired in-process technology, which was written off in the three-month period ended October 3, 2004 in accordance with purchase accounting for acquisitions. The Company classified the technology assets as either core/developed or in-process based on the stage of development the product was in at the time of acquisition. All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capabilities of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

     The in-process research and development includes the valuation of 29 products where there was a material investment in research and development activities and the completion of a certain amount of development work in connection with the products. The development work on 16 of these products was considered complete and 14 of the products were filed with the FDA.

     In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis a $5,000 upfront license fee and $4,500 in research and development costs, which were charged to research and development expense in fiscal year 2004, and Par will fund future development of $23,500 through fiscal year 2005. Advancis agreed to grant Par the exclusive right to sell and distribute the product and the co-exclusive right to market the product. Advancis will be responsible for the development and manufacture of the product and the two parties have agreed to share equally in marketing expenses and profits if the product is successfully developed and brought to market.

     Research and development expenses for the third quarter of 2004 were $17,060, increasing $10,272 from $6,788 for the corresponding quarter of 2003. The increase in the quarter was primarily due to a payment to Advancis $4,500, higher costs for biostudies $2,400, other outside development projects $1,300 and personnel costs $1,200.

     The Company expects its research and development spending in the fourth quarter of 2004 to approximate its third quarter 2004 expenditures. Although there can be no such assurance, the Company believes that its annual research and development expenses could approach $60,000 for fiscal year 2005.

     In addition to the ANDAs filed by Kali for potential products that are subject to licensing agreements with other companies entered into before the Kali acquisition, the Company has 11 ANDAs for potential products (two tentatively approved) pending with, and awaiting approval from, the FDA as a result of its own product development program.

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

     The Company and Genpharm  have also entered into a  distribution  agreement
(the "Genpharm Distribution Agreement"), dated March 25, 1998. Under the Genpharm Distribution Agreement, Genpharm pays the research and development costs associated with the products covered by the Genpharm Distribution Agreement. There are six ANDAs for potential products (two tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. The Company is currently marketing 21 products under the Genpharm Distribution Agreement.

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

   SELLING, GENERAL AND ADMINISTRATIVE

     Total selling, general and administrative expenses were $49,676 (9% of total revenues) for the first nine-months of 2004. In the corresponding period of the prior year, total costs of $44,246 included a charge of $3,712 related to a retirement package for the Company's former chairman, president and chief executive officer, recorded in the second quarter of 2003. Excluding the prior year charge, costs in 2004 increased $9,142, or 27%, from $40,534 (10% of total revenues) in the corresponding period of last year. The increase in 2004 was primarily attributable to higher marketing costs of $3,200, personnel costs of $2,700, including those for information systems assessments, and legal fees of $1,500. Distribution costs include those related to shipping product to the
Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs of $1,924 in the nine-month period ended October 3, 2004 were comparable to $1,990 in the corresponding period of the prior year. Although overall sales volumes increased in fiscal year 2004, shipping costs remained at approximately the same level as the corresponding period of 2003 due to a reduced amount of reliance on an external distribution service. The Company anticipates it will continue to incur a high level of legal expenses related to the costs of litigation relating to potential new product introductions (see "Notes to Consolidated Financial Statements-Note 11-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative costs in fiscal year 2005 are expected to grow by up to 30% to 35% from fiscal year 2004, primarily due to planned brand marketing activities.

     Selling, general and administrative costs of $16,128 (11% of total revenues) for the third quarter of 2004 increased $1,987, or 14%, from $14,141 (7% of total revenues) from the third quarter of 2003. The increased expenses in the third quarter of 2004 consisted of higher costs for marketing of $700 and personnel of $600. Shipping costs of $673 in the third quarter of 2004 were comparable to costs of $641 in the corresponding quarter of the prior year.

   SETTLEMENTS

     Net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to anti-competitive practices that delayed the availability of mirtazapine partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.

   GAIN ON SALE OF FACILITY

     Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York (the "Congers Facility"). In March 2004, the Company sold the Congers Facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

INTEREST EXPENSE/INCOME

     Net interest expense was $667 and $94, respectively, for the nine- and three-month periods ended October 3, 2004, compared to net interest income of $474 and $141, respectively, for the corresponding periods of 2003. Net interest expense in both periods of the current year includes interest payable on the Company's convertible notes, partially offset by interest income derived primarily from short-term investments. Net interest income in 2003 was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $14,885 and $55,053, respectively, for the nine-month periods ended October 3, 2004 and September 28, 2003. In addition, the Company recorded a credit for income taxes and a provision for income taxes of $(23,518) and $25,295, respectively, for the three-month periods ended October 3, 2004 and September 28, 2003. The provisions and credit were based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Note 8-Income Taxes").

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $25,328 at October 3, 2004 decreased $137,221 from $162,549 at December 31, 2003, primarily due to the acquisition of Kali for $143,345 in cash and $2,530 in warrants. The Company had $51,404 of cash provided by operations, gross proceeds of $4,980 from the sale of fixed assets, primarily the Congers Facility, and $8,418 from the issuance of shares of Common Stock upon the exercise of stock options. In the nine-month period ended October 3, 2004, the Company invested $18,733 in capital improvements, primarily for Phase II of the expansion of its laboratories in Spring Valley, New York, information system improvements and new production machinery. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

     There have been no significant changes in credit terms, collection efforts, credit utilization, or delinquency related to the Company's accounts receivable. There are many timing issues that could cause fluctuations when measuring accounts receivable days based on the previous quarter's average days' sales in accounts receivable. The Company measures its days' sales in accounts receivable on a rolling twelve month average. Days' sales in accounts receivable based on this calculation increased to 76 days at October 3, 2004 from 63 days at December 31, 2003. Generally, the Company has a customer base that pays in 60 to 90 days and the Company's management expects days' sales in accounts receivables to fluctuate within that range.

     Working capital, which is current assets minus current liabilities, of $355,169 decreased $104,633, from $459,802 at December 31, 2003, primarily due to the purchase of Kali with cash on hand. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.18x at October 3, 2004 compared to 3.75x at December 31, 2003. The Company believes that its strong working capital ratio indicates its ability to meet ongoing and foreseeable obligations.

     In April 2004, the Company's board authorized the repurchase of up to $50,000 worth of the Company's common stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the repurchase program are available for general corporate purposes. Pursuant to the program, the Company had repurchased approximately 844 shares of its common stock for approximately $32,026 through October 3, 2004.

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available-for-sale securities in October 2003. Available-for-sale securities of $197,605 at October 3, 2004 are all available for immediate sale. The Company intends to use its current liquidity to support the expansion of its business, which included the acquisition of Kali, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products, and for general corporate purposes.

     As of October 3, 2004, the Company had payables owed to distribution agreement partners of $55,976 related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK and Pentech on paroxetine and BMS on glyburide and metformin hydrochloride and metformin ER. The Company expects to pay these amounts out of its working capital during the fourth quarter of 2004.

     The dollar values of the Company's material contractual obligations and commercial commitments as of October 3, 2004 were as follows:

                                                                            AMOUNTS DUE BY PERIOD
                                                                            ---------------------
                                     TOTAL MONETARY    OCT.-DEC. 31     2005 TO   2008 TO    2010 AND
     OBLIGATION                        OBLIGATION          2004          2007      2009     THEREAFTER
     ----------                        ----------          ----          ----      ----     ----------
     Operating leases                  $19,977             $784         $8,423    $4,991        $5,779
     Convertible notes*                200,000                -              -         -       200,000
     Advancis development expenses      23,500            4,500         19,000         -             -
     Nortec                                500                -            500         -             -
     Other                                 538               57            481         -             -
                                           ---               --            ---     -----     ---------
     Total obligations                $244,515           $5,341        $28,404    $4,991     $205,779
                                       =======            =====         ======     =====      =======

     *The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds or has commitments with several non-affiliated companies for products in various stages of development. These types of payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such commitments, these obligations are not included in the above table; however, the agreements that contain such commitments that the Company believes are material are described below. Payments made pursuant to these agreements are either capitalized or expensed according to the Company's accounting policies.

     Par and Nortec Development Associates, Inc. (a Glatt company) ("Nortec"), entered into an agreement, dated October 22, 2003, in which the two companies agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by Par in fiscal year 2003, $1,000 was paid in fiscal year 2004 and $500 is due in January 2005. On or before October 15, 2005, Par has the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time, or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first fifty (50%) percent of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining 50% from its owners at the end of the fourth year for an additional $11,000. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par's acquisition, if any, of Nortec.

     In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, to market a generic clonidine transdermal patch (Catapres TTS(R)). Under such agreement, Aveva is responsible for the development and manufacture of the product, while Par is responsible for its marketing, sale and distribution. Pursuant to the agreement, Par has agreed to pay Aveva $1,000 upon FDA approval of the product and royalties on sales of the product.

     The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under the existing distribution and development arrangements discussed herein, out of its working capital, including the proceeds from the issuance of its convertible notes. However, the Company anticipates that its capital spending in fiscal year 2004 will be at approximately the same level as in fiscal year 2003. Implementation of the Company's business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional required financing when needed and on terms acceptable or favorable to it.

FINANCING

     At October 3, 2004, the Company's total outstanding long-term debt, including the current portion, was $200,532. The amount consisted primarily of senior subordinated convertible notes and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The first payment of $2,875 was made on March 29, 2004 and the second payment of $2,875 was made on September 29, 2004. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

SUBSEQUENT EVENTS

     In October 2004, the Company's board adopted a stockholder rights plan designed to ensure that all PRX stockholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The adoption of the rights plan is intended to deter partial and "two step" tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of PRX without offering a fair price to all of PRX's stockholders. The rights plan was not adopted in response to any known offers for PRX and is similar to stockholder rights plans adopted by many other companies.

     To implement the rights plan, the board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004. The rights will be distributed as a non-taxable dividend and will expire on October 27, 2014. The rights will be evidenced by the underlying PRX common stock, and no separate preferred stock purchase rights certificates will presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of PRX's common stock.

     If a person or group acquires or commences a tender offer for 15% or more of PRX's common stock, each holder of a right, except the acquirer, will be entitled, subject to PRX's right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of PRX's newly-created Series A Junior Participating Preferred Stock, or the number of shares of PRX common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of PRX's common stock on the date of the occurrence of such an event. The board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 15% or more of PRX's common stock.

     On November 1, 2004, Morton Grove filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that has not yet been launched, but which Morton Grove alleges it expects to begin selling. Par is evaluating its legal options in responding to the complaint in this action. Par has independently learned that FDA has approved Morton Grove's ANDA for a megestrol acetate oral suspension product, but Par does not have reliable information concerning when Morton Grove may launch a product. The Company intends to defend vigorously this action and shall assert counterclaims against Morton Grove.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and securities issued by government agencies. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available-for-sale securities at October 3, 2004. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term nature.

     The following table summarizes the available-for-sale securities that subject the Company to market risk at October 3, 2004 and December 31, 2003:

                                                     OCT. 3,     DEC. 31,
                                                      2004         2003
                                                      ----         ----
     Debt securities issued by various
       state and local municipalities
       and agencies                                $111,537      $185,450
     Securities issued by United States
       government and agencies                       86,068        10,050
                                                     ------        ------
     Total                                         $197,605      $195,500
                                                    =======       =======

   AVAILABLE-FOR-SALE SECURITIES:

     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining safety of principal. The Company's investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $197,605 in available-for-sale securities that have a maturity greater than one year.

     The Company is also subject to market risk in respect of its investments in Advancis and New River, which are subject to fluctuations in the trading price of Advancis and New River common stocks, which are publicly traded. The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, at $10 per share, in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment represented an ownership position of 4.4% of the outstanding common stock of Advancis. The value of the Company's investment in Advancis as of October 3, 2004 was $8,360. The Company purchased 875 shares of common stock of New River on August 5, 2004 in an initial public offering for $8 per share. PRX's investment of $7,000 represented an ownership position of 4.9% of the outstanding common stock of New River. As of October 3, 2004, the fair value of the Company's investment in New River was $9,039.

                        ITEM 4. CONTROLS AND PROCEDURES.

     Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") were effective as of October 3, 2004 to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the third quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------  -----------------

     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine. Although the Company and Pentech are in dispute over the amount of gross profit share, if any, due to Pentech, the Company believes that it is in compliance with its agreement with Pentech and intends to defend vigorously this action.

     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. The Company intends to defend vigorously the claims set forth in the complaint.

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York county, which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par has waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The Complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. Par intends to defend vigorously the claims asserted in such complaints. The Company cannot predict with certainty at this time the outcome or the effects on the Company of such litigations. Accordingly, no assurance can be given that such litigations or any other similar litigation by other states or jurisdictions, if instituted, will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     In August 2003, Teva USA filed a lawsuit against the Company and Par in the United States District Court for the District of Delaware after its having received approval from the FDA to launch a generic version of BMS's Megace(R), which generic product competes with the Company's megestrol acetate oral suspension product. In the lawsuit, Teva USA sought a declaration that its product has not infringed and will not infringe any of Par's four patents relating to megestrol acetate oral suspension. On August 22, 2003, Par filed a counterclaim against Teva USA, alleging willful infringement of one of Par's four patents in the lawsuit, U.S. Patent No. 6,593,318. In July 2004, Par and Teva USA entered into a settlement of the lawsuit. As part of the judgment and order of permanent injunction entered by the parties, Teva USA acknowledged that the claims of the U.S. Patent No. 6,593,318 are valid and enforceable in all respects and that Teva USA's product infringes that patent. As part of the settlement, Par has granted a license to Teva USA for a limited number of units, and, in return, Par is receiving a royalty on Teva USA's sales of megestrol acetate oral suspension in the United States.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the Patent Office. Par intends to defend vigorously against these allegations.

     In February 2003, Abbott, Fornier Industrie et Sante and Laboratoires Fournier S.A. filed a lawsuit in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this lawsuit and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity. At this time, it is not possible for the Company to predict the outcome of this litigation with any certainty.

     On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed the `691 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not been scheduled.

     As a result of Par's filing of the ANDA for latanoprost, the Plaintiffs filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On

February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are currently pending in the United States Court of Appeals for the Federal Circuit. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504. Pursuant to agreements with Breath and FineTech related to latanoprost, the Company had recorded product license fees of $6,999, which are included in intangible assets on its consolidated balance sheets.

     Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed's product Androgel(R). The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. At this time, the Company is not able to predict with certainty the outcome of this litigation.

     The Company and/or Par are parties to certain other litigation matters, including product liability and patent actions; the Company believes that these actions are part of the ordinary conduct of its business and that their ultimate resolution thereof will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend vigorously or, in cases where the Company is plaintiff, to prosecute these actions.

ITEM 6.  EXHIBITS
------   --------

10.57 Development and Commercialization Agreement between Advancis and Par Pharmaceutical, Inc. dated May 28, 2004.*

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


*Confidential treatment requested for certain portions of the Exhibit purusant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately, with the Securities and Exchange Commission.

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



                                  PAR PHARMACEUTICAL COMPANIES, INC.
                                  ----------------------------------
                                  (Registrant)




November 12, 2004                 /s/ Scott Tarriff
                                  ----------------------------------
                                  Scott Tarriff
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER





November 12, 2004                 /s/ Dennis J. O'Connor
                                  ----------------------------------
                                  Dennis J. O'Connor
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                       Description
--------------                       -----------

   10.57 Development and Commercialization Agreement between Advancis and Par Pharmaceutical, Inc. dated May 28, 2004.*

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



*Confidential treatment requested for certain portions of the Exhibit purusant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately, with the Securities and Exchange Commission.