Form 10-K
period 2004-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2005-03-16
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                         Commission File Number: 1-10827

                       PAR PHARMACEUTICAL COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              22-3122182
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 TICE BOULEVARD, WOODCLIFF LAKE, NEW JERSEY                             07677
 (Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (201) 802-4000

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

       TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, $.01 par value             The New York Stock Exchange, Inc.
Preferred Share Purchase Rights            The New York Stock Exchange, Inc.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days:   Yes X     No
                                                               ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act):    Yes X     No
                                                  ----     ----

     The aggregate market value of the common equity held by non-affiliates of the Registrant was $1,170,982,543 as of July 3, 2004 (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant were "affiliates").

     Number of shares of the Registrant's common stock outstanding as of March 7, 2005: 33,957,063

Part III of this Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004.

                                TABLE OF CONTENTS
                       PAR PHARMACEUTICAL COMPANIES, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE
                                                                            ----
 PART I

 Item 1     Business...........................................................3

 Item 2     Properties........................................................12

 Item 3     Legal Proceedings.................................................13

 Item 4     Submission of Matters to a Vote of Security Holders...............14

 PART II

 Item 5     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...............15

 Item 6     Selected Financial Data...........................................17

 Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................20

 Item 7A    Quantitative and Qualitative Disclosures about Market Risk........33

 Item 8     Consolidated Financial Statements and Supplementary Data..........34

 Item 9     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................34

 Item 9A    Controls and Procedures...........................................34

 Item 9B    Other Information.................................................35

 PART III

 Item 10    Directors and Executive Officers of the Registrant................36

 Item 11    Executive Compensation............................................36

 Item 12    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................36

 Item 13    Certain Relationships and Related Transactions....................36

 Item 14    Principal Accountant Fees and Services............................36

 PART IV

 Item 15    Exhibits and Financial Statement Schedules........................37

 SIGNATURES...................................................................43

                                     PART I

ITEM 1.  BUSINESS.
------   --------

GENERAL

     Par Pharmaceutical Companies, Inc. (the "Company" or "PRX") is a Delaware holding company that, principally through its wholly owned subsidiary, Par
Pharmaceutical, Inc. ("Par"), is in the business of manufacturing and distributing generic drugs in the United States. On June 10, 2004, the Company acquired Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, which has been integrated with Par's internal research and development program. The Company's principal executive offices are now located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000. Additional information concerning the Company can be found on the Company's website at www.parpharm.com. The Company makes its electronic filings with the United States Securities and Exchange Commission (the "SEC"), including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, available through its website, free of charge, as soon as practicable after it files or furnishes them with the SEC. Information on the website is not, and should not be construed to be, part of this Form 10-K.

     Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding brand name drug. Generic drugs must meet the same governmental standards as brand name drugs, but they are sold generally at prices below those of the corresponding brand name drugs. Generic drugs provide a cost-effective alternative for consumers, while maintaining the safety and effectiveness of the brand name pharmaceutical product.

     The Company's product line comprises generic prescription drugs consisting of 187 products representing various dosage strengths for 80 separate drugs. The Company's products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule). In addition, the Company markets one oral suspension product and one product in the semi-solid form of a cream. The Company develops and manufactures some of its own products and has strategic alliances and relationships with several pharmaceutical and chemical companies that provide the Company with products for sale through various distribution, manufacturing, development and licensing agreements.

     As part of the Company's business plan to sustain future growth, the Company has recently expanded its efforts in developing new dosage strengths and drug delivery forms through a specialty pharmaceutical product line it believes will improve existing pharmaceutical products. The Company believes that these potential brand products will have limited competition, longer product life cycles and higher profitability than its existing products. Following this strategy, the Company submitted its first New Drug Application ("NDA") on June 29, 2004, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act"), seeking marketing clearance for megestrol acetate oral suspension NanoCrystal(R) Dispersion ("NCD") and began to assemble a sales force to detail its branded drug products. In addition to this strategy, the Company is continuing its efforts in developing generic equivalents of existing drugs, exploring potential acquisitions of complementary products and businesses and seeking additional strategic alliances and relationships.

     The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors, principally through its internal sales staff. The Company also promotes the sales efforts of wholesalers and drug distributors that sell the Company's products to clinics, governmental agencies and other managed health care organizations.

     The Company has adopted a code of ethics that applies to all of its directors, officers, employees and representatives. This code is publicly available on the Company's website. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on the Company's website. The Company's corporate governance principles and the charters of the Audit, Nominating and Corporate Governance and Compensation and Stock Option Committees of its Board of Directors (the "Board") are also available on the Company's website. Any of these materials may also be requested in print by writing to the Company,
Attention: Thomas Haughey, Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

     As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," certain statements made in this document may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance, expenditures, trends and future events. Such statements involve various risks, uncertainties and contingencies, many of which are beyond the control of the Company and which could cause actual results and performance to differ materially from those stated herein. Any forward-looking statements included in this document are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

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

     Par distributes 80 products, representing various dosage strengths for 30 separate drugs, that are manufactured by the Company and 107 additional products, representing various dosage strengths for 50 separate drugs that are manufactured for it by other companies. Par holds the Abbreviated New Drug Applications ("ANDAs") for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by Par, including the brand name products, Capoten(R), Capozide(R), Questran(R) and Questran Light(R), and Sumycin(R), which the Company sells through an agreement with Bristol-Myers
Squibb Company ("BMS"). The names of all of the drugs under the caption "Competitive Brand-Name Drug" are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

                  Name                            Competitive Brand Name Drug
                  ----                            ---------------------------

       CENTRAL NERVOUS SYSTEM:
       Biperiden Hydrochloride                            Akineton
       Benztropine Mesylate                               Cogentin
       Buspirone Hydrochloride                            BuSpar
       Chlordiazepoxide                                   Librium
       Doxepin Hydrochloride                              Sinequan, Adapin
       Fluoxetine                                         Prozac
       Fluphenazine Hydrochloride                         Prolixin
       Imipramine Hydrochloride                           Tofranil
       Mercaptopurine                                     Purinethol
       Mirtazapine                                        Remeron
       Nefazodone                                         Serzone
       Paroxetine                                         Paxil
       Tizanidine Hydrochloride                           Zanaflex
       Triazolam                                          Halcion

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

       Indapamide                                          Lozol
       Isosorbide Dinitrate                               Isordil
       Lisinopril                                         Zestril
       Minoxidil                                          Loniten
       Nicardipine Hydrochloride                          Cardene
       Quinapril                                          Accupril
       Sotalol Hydrochloride                              Betapace
       Torsemide                                          Demadex

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

       ANTI-BACTERIAL:
       Ciprofloxacin Tabs                                 Cipro
       Doxycycline Monohydrate                            Monodox
       Fluconazole                                        Diflucan
       Minocycline                                        Minocin
       Nystatin Powder                                    Mycostatin
       Ofloxacin                                          Floxin
       Silver Sulfadiazine (SSD)                          Silvadene
       Tetracycline Tablets                               Sumycin
       Tetracycline Syrup                                 Sumycin

       ANTI-DIABETIC:
       Metformin Hydrochloride                            Glucophage
       Metformin ER                                       Glucophage XR
       Glyburide & Metformin HCl                          Glucovance

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

       ANTI-NEOPLASTIC:
       Hydroxyurea                                        Hydrea
       Megestrol Acetate                                  Megace
       Megestrol Acetate Oral Suspension                  Megace Oral Suspension

       ANTI-PARKINSON:
       Selegiline Hydrochloride                           Eldepryl

       ANTI-THROMBOTIC:
       Ticlopidine Hydrochloride                          Ticlid

       ANTI-ULCERATIVE:
       Ranitidine Hydrochloride                           Zantac
       Famotidine                                         Pepcid
       Nizatidine                                          Axid

       ANTI-VIRAL:
       Acyclovir                                          Zovirax
       Ribavarin                                          Rebetol

       ANTI-HYPERTHYROID:
       Methimazole                                        Tapazole

       BRONCODILATOR:
       Metaproterenol Sulfate                             Alupent

       CHOLESTEROL LOWERING:
       Lovastatin                                         Mevacor
       Cholestyramine                                     Questran
       Cholestyramine Light                               Questran Light

       DERMATOLOGY:
       Hydroquinone HCL                                   Eldoquin
       Hydroquinone w/sunscreen                           Solaquin

       GENTRO-URINARY (DIURETIC):
       Amiloride Hydrochloride                            Midamor

       GLUCORTICOID:
       Methylprednisolone                                 Medrol

       OVULATION STIMULANT:
       Clomiphene Citrate                                 Clomid

       POTASSIUM SUPPLEMENT:
       Potassium Chloride                                 K-Dur

     From January 1, 2004 to December 31, 2004, the Food and Drug Administration (the "FDA") approved ANDAs, filed by either the Company or its strategic partners, for the following products that the Company is currently marketing or has the right to market in the future: mercaptopurine tablets 50 mg; benazepril HCl tablets 5 mg, 10 mg, 20 mg & 40 mg; benazepril HCl & HCTZ tablets 5 mg/6.25 mg, 10 mg/12.5 mg, 20 mg/12.5 mg & 20 mg/25 mg; ribavirin capsules 200 mg; fluoxetine oral solution 20 mg/5 mL; ciprofloxacin tablets 250 mg, 500 mg & 750 mg; nystatin topical powder 100,000 Units/g; fluconazole tablets 50 mg, 100 mg, 150 mg & 200 mg; potassium chloride extended-release tablets 20 mEq; citalopram hydrobromide tablets 10 mg, 20 mg & 40 mg; and quinapril HCl tablets 5 mg, 10 mg, 20 mg & 40 mg.

     The Company also seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements, including licensing of authorized generics, with pharmaceutical companies located in various parts of the world. As such, the Company has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company's distribution and supply agreements that it believes are material to its business are described in the "Notes to Consolidated Financial Statements - Note 10 - Distribution and Supply Agreements". In fiscal year 2004, the Company entered into several new agreements, which are summarized below.

     In December 2004, the Company entered into an agreement with FSC Laboratories, Inc. ("FSC") and purchased the NDA for Isoptin(R) SR for $15,000. The Company and FSC have entered into an economic sharing agreement related to sales of Isoptin(R) SR and other verapamil hydrochloride sustained release products.

     In December 2004, the Company entered into a purchase agreement in which it agreed to acquire a 5% partnership interest in Abrika Pharmaceuticals, LLLP ("Abrika"), a privately-held specialty generic pharmaceutical company located in Sunrise, Florida. The companies also agreed to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. Under the agreement, Abrika is to market, sell and distribute the patch under the Abrika label and Par will receive a share of the profits. This patch is a generic version of Duragesic(R), marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson that according to the Company's marketing estimates, achieved U.S. sales of more than $1.0 billion in 2004.

RESEARCH AND DEVELOPMENT

     The Company's research and development  activities  consist  principally of
(i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on brand name drugs for which the Company believes the patents are invalid or the Company can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs, (iv) identifying and conducting research to improve existing products for FDA approval of Section 505(b)(2) applications submitted under the FFDC Act (v) obtaining approvals from the FDA for such new product formulations and (vi) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed regardless of the amount of time and money spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or other reasons.

     The research and development of the Company's pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, have historically taken approximately two to three years to complete. Accordingly, Par typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy and patent issues associated with the product.

     The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost between $100 to $1,000 for each biostudy. During fiscal year 2004, the Company contracted with outside laboratories, expending $10,642 to conduct biostudies for 33 potential new products. The Company intends to continue to contract for additional biostudies in the future. In addition, the Company's share of certain costs for biostudies totaled approximately $1,000 in fiscal year 2004 for products in development with one of its strategic partners. Biostudies are required to be conducted and documented in conformity with FDA standards (see "Government Regulation").

     As a result of its product development program, the Company currently has 15 ANDAs pending with the FDA, two of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 34 ANDAs pending with the FDA, three of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered under various distribution agreements. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

     In order to further grow its research and development program, the Company acquired the capital stock of Kali for $145,391 in cash and warrants on June 10, 2004. Kali is a generic pharmaceutical research and development company located in Somerset, New Jersey. With 59 employees in Kali's research and development group at the date of acquisition, the addition of Kali more than doubled the Company's research and development organization. All results and product information reported in this filing include Kali from the date of acquisition.

     In addition to its own internal development program, the Company, from time to time, enters into development and license agreements with various third parties with respect to the development and marketing of new products and technologies. The Company's product development agreements that it believes are material to its business are described in "Notes to Consolidated Financial Statements - Note 9 - Research and Development Agreements". Pursuant to these agreements, the Company has advanced funds to several unaffiliated companies for products in various stages of development.

     Although there can be no such assurance, annual research and development expenses for fiscal year 2005, including payments to be made to unaffiliated companies, are expected to increase by approximately 20% from fiscal year 2004.

MARKETING AND CUSTOMERS

     The Company markets its products under the Par label principally to wholesalers, retail drug store chains, managed health care providers, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its internal sales staff. Some of the Company's wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

     The Company has approximately 150 customers, some of which are part of larger buying groups. In fiscal year 2004, the Company's four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 15%, 13%, 13% and 9%, respectively, of its total revenues. In fiscal year 2003, the Company's four largest customers in terms of net sales dollars, Cardinal Health, Inc., AmerisourceBergen Corporation, McKesson Drug Co. and Walgreen Co. accounted for approximately 17%, 13%, 11% and 11%, respectively, of its total revenues. The Company does not have written agreements with any of these major customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company's operating results, prospects and financial condition (see "Notes to Consolidated Financial Statements - Note 4 - Accounts Receivable-Major Customers").

ORDER BACKLOG

     The approximate dollar amount of open orders, believed by management to be firm, at December 31, 2004, was $8,381, as compared to $34,800 at December 31, 2003, and $18,185 at December 31, 2002. Although open orders are subject to cancellation without penalty, management expects that it will fill substantially all of such open orders at December 31, 2004 in the near future.

COMPETITION

     The pharmaceutical industry is highly competitive. At times, the Company may not be able to differentiate its products from its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company believes that its principal generic competitors are Mylan Laboratories, Inc., Teva
Pharmaceutical Industries Limited, Watson Pharmaceuticals, Inc., Barr Laboratories, Inc., Apotex Pharmaceutical Healthcare, Inc. ("Apotex"), Eon Labs, Inc., Sandoz Pharmaceuticals, Inc., Roxane Laboratories, Inc. ("Roxane") and Ivax Corporation. The Company's principal strategy in addressing its competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable the Company to continue to compete successfully in the industry or that it will be able to develop and implement any new or additional viable strategies.

     Competition in the generic drug industry has also increased due to the proliferation of authorized generics, which occurs when manufacturers of brand name drugs and/or their affiliates introduce generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partner with generic companies to introduce generic products. This is a significant source of competition for the Company because brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and authorized generics may be sold during the Company's exclusivity period significantly affecting the profits the Company could receive as an exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs. The Company has also marketed authorized generics including metformin ER (Glucophage XR(R)) and glyburide & metformin HCl (Glucovance(R)) licensed through BMS, during the exclusivity period of competitors.

     In addition to the introduction of competing products, price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups resulting in reductions in sales prices and gross margin. This competitive environment has led to an increase in customer demand for downward price adjustments from the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. There can be no assurance that such price reductions for these products or others, will not continue, or even increase, with a consequent material adverse effect on the Company's revenues and gross margin.

     In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). As a result of the expected price decline upon the expiration of a marketing exclusivity period, it has become common in the industry for generic pharmaceutical manufacturers, like the Company, that have been granted such exclusivity periods to offer price protection to their customers. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company's new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer's remaining inventory at the expiration of the exclusivity period. As a result, the total price protection that the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers and the inventory that customers hold at the expiration of the exclusivity period.

     The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers' products in direct competition with the Company's products, (ii) introduction of authorized generic products in direct competition with the Company's products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers,
(vi) pricing pressures and product deletions by competitors, (vii) a company's reputation as a manufacturer and distributor of quality products, (viii) a company's level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company's breadth of product offerings.

RAW MATERIALS

     The raw materials essential to the Company's manufacturing business are purchased primarily from United States distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulties in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on the Company's results of operations and financial condition. Generally, the Company attempts to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs it manufactures. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

EMPLOYEES

     At December 31, 2004, the Company had 656 employees compared to 531 and 456, respectively, at December 31, 2003 and 2002. The increased headcount level in fiscal year 2004 was primarily due to the acquisition of Kali. The increased headcount level in 2003, was primarily in the research and development and administrative functions, and reflected the continued growth of the Company from fiscal year 2002.

GOVERNMENT REGULATION

     Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and as applicable, the Drug Enforcement Administration, Federal Trade Commission (the "FTC") and state and local governments. The FFDC Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with regulatory due process procedures.

     FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA's current Good Manufacturing Practices ("cGMP") regulations. The FDA may inspect the manufacturer's facilities to ensure such compliance prior to approval or at any other reasonable time. The manufacturer must comply with cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

     In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of such drug. There currently are two basic ways to satisfy the FDA's safety and effectiveness requirements:

     1. NEW DRUG APPLICATIONS: Unless the procedure discussed in paragraph 2 below is permitted under the FFDC Act, a prospective manufacturer must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval.

     2. ABBREVIATED NEW DRUG APPLICATIONS: The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

     The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Hatch-Waxman amendments also provide for extensions of up to five years for certain patents covering drugs to compensate the patent holder for the reduction in the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.

     During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the "URAA") went into effect in order to implement the General Agreement on Tariffs and Trade (the "GATT") to which the United States became a treaty signatory in 1994. Under GATT, the term of patents was established as 20 years from the date of patent application. In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant. The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer. The effect generally was to extend the patent life of already issued patents, thus delaying FDA approvals of applications for generic products.

     The FDA issued a final rule (the "final rule") on June 18, 2003, which became effective on August 18, 2003, streamlining the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug's entry into the market for resolution of a patent challenge. This will help maintain a balance between the innovator companies' intellectual property rights and the desire to get generic drugs on the market in a timely fashion.

     The final rule clarifies the types of patents that innovators must submit for listing and prohibits the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

     The final rule was intended to make the patent submission and listing process more efficient, as well as to enhance the ANDA and 505(b)(2) application approval process. The changes were designed to enable consumers to save billions of dollars each year by making it easier for generic drug manufacturers to get safe and effective products on the market when the appropriate patent protection expires.

     Section 505(b)(2) was added to the FFDC Act by the Hatch-Waxman amendments. This provision permits the FDA to rely, for approval of an NDA, on data not developed by the applicant. A 505(b)(2) application must include identification of the listed drug for which the FDA has made a finding of safety and effectiveness and on which finding the applicant relies in seeking approval of its proposed drug product. A 505(b)(2) application may rely on studies published in scientific literature or an FDA finding of safety and/or efficacy for an approved product for support, in addition to clinical studies performed by the applicant.

     The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalency studies) were essential to the approval of the application and was conducted by the applicant. The approval of a 505(b)(2) application may result in 5 years of exclusivity if it is for a new chemical entity. Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.

     In addition to the federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs. The Company's operations are also subject to regulation, licensing requirements and inspection by the states and localities in which its operations are located and/or it conducts business.

     Certain activities of the Company may also be subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation's markets function competitively, are vigorous, efficient and free of undue restrictions.

     The Company also is governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, health and safety, and equal employment opportunity.

     As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the "SOX Act"), including the regulations promulgated thereunder. The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its internal disclosure controls and procedures.

     The U.S. federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement, as the Company has, with the Centers for Medicare and Medicaid Services, formerly the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar agreements with various states.

ITEM 2.  PROPERTIES.
------   ----------

     The Company owns an approximately 92,000 square foot facility built to Par's specifications that contains manufacturing and research and development operations. The building, occupied by Par since 1986, also includes packaging and warehouse facilities. The facility is located in Spring Valley, New York, on an approximately 24 acre parcel of land, of which approximately 15 acres are available for future expansion.

     The Company owns a second facility in Spring Valley, New York, across the street from its manufacturing facility, occupying approximately 36,000 square feet on two acres. This property was acquired in 1994 and was remodeled in 2003 for use as research and quality control laboratories and additional office space.

     In 2003, the Company moved its primary warehousing operation to a facility in Montebello, New York. In August 2002, the Company entered into a ten-year lease expiring in September 2012 to occupy approximately 190,000 square feet of such facility.

     Par occupies approximately 47,000 square feet in a building located in Spring Valley, New York for warehouse space under a lease that expires in December 2014.

     The Company leases office space in Woodcliff Lake, New Jersey covering approximately 53,000 square feet. The lease expires in March 2011. This facility houses the majority of the Company's administrative functions.

     FineTech Laboratories, Ltd. ("Finetech") a wholly owned subsidiary based in Israel, entered into a lease in March 2003 covering approximately 11,000 square feet of a building in Nesher, Israel, which contains its laboratories and administrative offices. The term of the lease is for nine years and 11 months, with two-year and 11-month renewal periods.

     Kali leases, with a purchase option, a 45,000 square foot facility used for research and development and manufacturing located in Somerset, New Jersey. The building is subject to a triple net lease between VGS Holdings, Inc. and Kali that terminates on June 9, 2006. In June 2004, the lease was assigned to Par.

     In 2004, Kali executed a lease for an additional 27,000 square foot research and development facility located in Franklin, New Jersey. The facility is currently being renovated and the Company is not planning on occupying the space until the second half of 2005. The lease expires in July 2010.

     The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" and "Notes to Consolidated Financial Statements - Note 15 - Commitments, Contingencies and Other Matters-Leases").

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. ("Morton Grove") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. The Company intends to defend vigorously this action and has asserted counterclaims against Morton Grove.

     On May 3, 2004, Pentech Pharmaceuticals, Inc. ("Pentech") filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine. The Company and Pentech are in dispute over the amount of gross profit share. The Company intends to defend vigorously this action. This case is currently in discovery. At this time the Company is not able to predict with certainty the outcome of this litigation.

     On March 9, 2004, the Congress of California Seniors brought an action against GlaxoSmithKline, plc ("GSK") and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by three additional New York counties), which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions. Par intends to defend vigorously these actions.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to defend vigorously this action.

     In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. filed a lawsuit in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this action and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity.

     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company intends to defend vigorously against this action.

     As a result of Par's filing of the ANDA for latanoprost (Xalatan(R)), Pharmacia Corporation and the Trustees of Columbia University (collectively, the "Plaintiffs") filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22,
2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504.

     Par entered into a licensing agreement with developer Paddock Laboratories, Inc. ("Paddock") to market testosterone 1% gel, a generic version of Unimed
Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. The Company intends to defend vigorously against this action.

     The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     The Company and/or Par are, from time to time, parties to certain other litigations, including product liability and patent actions. The Company believes that these actions are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, to prosecute these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------   ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES.
         -------------------------------------

     (a) MARKET INFORMATION. The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each fiscal quarter during the Company's two most recent fiscal years.

                                           2004                     2003
                                    ---------------            --------------
 QUARTER ENDED (APPROXIMATELY)      HIGH        LOW            HIGH       LOW
 -----------------------------      -----       ---            ----       ---
  March 31                        $66.30      $54.57          $42.80    $29.35
  June 30                          61.20       34.03           52.03     37.57
  September 30                     42.37       32.22           72.30     48.20
  December 31                      43.04       34.36           74.71     64.30

     (b) HOLDERS. As of March 7, 2005, there were approximately 1,749 holders of record of the Company's Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

     (c) DIVIDENDS. During fiscal years 2004, 2003 and 2002, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including the Company's earnings, its capital needs, the terms of any financing agreements and its financial condition.

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                                NUMBER OF SECURITIES   WEIGHTED AVERAGE
                                 TO BE ISSUED UPON     EXERCISE PRICE OF
                                    EXERCISE OF           OUTSTANDING         NUMBER OF SECURITIES
                                 OUTSTANDING OPTIONS,  OPTIONS, WARRANTS     REMAINING AVAILABLE FOR
   PLAN CATEGORY                 WARRANTS AND RIGHTS      AND RIGHTS            FUTURE ISSUANCE
   -------------                 -------------------      ----------            ---------------
EQUITY COMPENSATION PLANS
APPROVED BY STOCKHOLDERS:
2004 Performance Equity Plan             219               $36.47                    1,519
2001 Performance Equity Plan           3,460                40.95                      102
1997 Directors Stock Option Plan         200                36.52                      120
1990 Stock Incentive Plan                  1                 4.13                        -

EQUITY COMPENSATION PLANS NOT
APPROVED BY STOCKHOLDERS:
2000 Performance Equity Plan             337                 6.90                       97
                                       -----                                         -----
      Total                            4,217                37.78                    1,838
                                       =====                                         =====

     Included in the total number of securities remaining available for future issuance are 1,485 shares available for the issuance of stock options and 353 shares available for the issuance of restricted stock and restricted stock units.

     In 2000, the Board of Directors adopted the Company's 2000 Performance Equity Plan (the "2000 Plan"), which Plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and others. The 2000 Plan became effective on March 23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all classes of the capital stock of the Company.

     (e)  PURCHASES  OF  EQUITY   SECURITIES   BY  THE  ISSUER  AND   AFFILIATED
          PURCHASERS.

                                                   TOTAL                         TOTAL NUMBER OF     APPROXIMATE DOLLAR
                                                 NUMBER OF         AVERAGE     SHARES REPURCHASED      VALUE THAT MAY
                                                  SHARES         PRICE PAID   AS PART OF A PUBLICLY  YET BE REPURCHASED
                                              REPURCHASED(a)    PER SHARE(b)     ANNOUNCED PLAN(c)    UNDER THE PLAN(d)
                                              --------------    ------------     -----------------    -----------------
October 3, 2004 through October 30, 2004             -                 -                 -               $17,974
October 31, 2004 through November 27, 2004           -                 -                 -               $17,974
November 28, 2004 through December 31, 2004                            -                 -               $17,974
                                                 -----             -----             -----
Total                                                -                 -                 -
                                                 =====             =====             =====

     (f) RECENT STOCK PRICE. On March 7, 2005, the closing price of the Common Stock on the NYSE was $38.31.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                                            AS OF AND FOR THE FISCAL YEARS ENDED
                                                            ------------------------------------

                                                    12/31/04   12/31/03   12/31/02   12/31/01   12/31/00
                                                    --------   --------   --------   --------   --------
INCOME STATEMENT DATA:                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
   Net product sales                                $687,570   $646,023   $380,848   $271,035    $85,022
   Other product related revenues                      2,446     15,665        755          -          -
                                                       -----     ------        ---    -------     ------
Total revenues                                       690,016    661,688    381,603    271,035     85,022
Cost of goods sold                                   443,958    378,513    198,313    161,306     62,332
                                                     -------    -------    -------    -------     ------
       Gross margin                                  246,058    283,175    183,290    109,729     22,690

Operating expenses (income):
   Research and development                           50,517     24,581     17,910     11,113      7,634
   Acquired in-process research and development       84,000          -          -          -          -
   Selling, general and administrative                69,735     57,575     40,215     21,878     16,297
   Settlements, net                                   (2,846)         -     (9,051)         -          -
   Gain on sale of facility                           (2,812)         -          -          -          -
   Acquisition termination charges                         -          -      4,262          -          -
                                                      ------     ------    -------    -------    -------
       Total operating expenses                      198,594     82,156     53,336     32,991     23,931
                                                     -------    -------    -------     ------     ------
Operating income (loss)                               47,464    201,019    129,954     76,738     (1,241)
Other (expense) income, net                             (313)       (95)      (305)      (364)       506
Interest (expense) income, net                        (1,048)      (281)       604       (442)      (916)
                                                       -----        ---        ---        ---        ---
Income (loss) before provision for income taxes       46,103    200,643    130,253     75,932     (1,651)
Provision for income taxes                            16,857     78,110     50,799     22,010          -
                                                      ------   --------     ------     ------      -----
Net income (loss)                                    $29,246   $122,533    $79,454    $53,922    $(1,651)
                                                      ======    =======     ======     ======      =====

Net income (loss) per share of common stock:
Basic                                                  $0.86      $3.66      $2.46      $1.76      $(.06)
                                                        ====       ====       ====       ====        ===
Diluted                                                $0.84      $3.54      $2.40      $1.68      $(.06)
                                                        ====       ====       ====       ====        ===

Weighted average number of common shares outstanding:
Basic                                                 34,142     33,483     32,337     30,595     29,604
                                                      ======     ======     ======     ======     ======
Diluted                                               34,873     34,638     33,051     32,190     29,604
                                                      ======     ======     ======     ======     ======

BALANCE SHEET DATA:

Working capital                                     $339,238   $459,802   $136,305   $102,867    $18,512
Property, plant and equipment (net)                   66,642     46,813     27,055     24,345     23,560
Total assets                                         769,004    762,812    301,457    216,926     93,844
Long-term debt, less current portion                 200,275    200,211      2,426      1,060        163
Total stockholders' equity                           413,590    395,081    220,790    138,423     64,779

         Management Report on Internal Control Over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with due authorizations of management and directors of the Company; and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect certain misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

     The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page 19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Par Pharmaceutical Companies, Inc.:


     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 15, 2005

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE, TRENDS AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "INTENDS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (i) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS, AND PRICING PRACTICES FROM SUCH COMPETITORS (PARTICULARLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (ii) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION
CHANNELS, (iii) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT, AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (iv) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (v) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (vi) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (vii) THE COSTS, DELAYS INVOLVED IN AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (viii) UNANTICIPATED COSTS, DELAYS AND LIABILITIES IN INTEGRATING ACQUISITIONS, (ix) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY ON PRODUCTS AND (x) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF ONLY, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

     THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

     Revenues for fiscal year 2004 increased 4.3% from the corresponding period of 2003; however, continued increased competition has lowered pricing and sales of the Company's key products leading to lower gross margins. Also, the Company's increased spending on research and development, legal fees related to the potential launch of new products and sales and marketing, along with the write-off of acquired in-process research and development related to the acquisition of Kali, contributed to decreased earnings when comparing fiscal years 2004 and 2003. The Company will continue its efforts to introduce new products during fiscal year 2005 and beyond in order to offset sales and gross margin declines resulting from competition involving certain of its significant products and it plans to continue to invest in research and development. The Company is seeking to reduce its dependence on its present top selling products by adding additional products through its internal development program, through new and existing distribution agreements and/or acquisitions of complementary products or businesses.

     As part of the Company's business plan, its strategy is to enter the branded drug market in an effort to market products with longer life cycles and higher profitability. On June 29, 2004, the Company submitted its first NDA, pursuant to Section 505(b)(2) of the FFDC Act, seeking marketing clearance for megestrol acetate oral suspension NanoCrystal(R) Dispersion ("NCD"). The new NCD formulation is a line extension of Par's currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. If cleared for marketing, megestrol acetate oral suspension NCD is expected to be indicated for the treatment of anorexia, cachexia, or any unexplained significant weight loss in patients with a diagnosis of acquired immunodeficiency syndrome ("AIDS") and will utilize the Megace(R) brand name, which Par has licensed from BMS.

     The Company's brand market business strategy also includes a potential 505(b)(2) NDA submission planned for late 2005 through Advancis Pharmaceutical Corporation ("Advancis"). The Company has an agreement with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. If successfully developed, amoxicillin PULSYS(TM) would be a once-daily version of the antibiotic amoxicillin that is administered for fewer days with improved therapeutic effect. In addition, the parties signed an amendment to this agreement in December of 2004. The amendment adds a new formulation of amoxicillin to treat otitis media in pediatrics to the original agreement.

     Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market. At that time, however, the branded company may license an authorized generic product to a competing generic company. As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. Recently, a large portion of the Company's revenue growth has been derived from sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products where there is limited competition. These drugs include paroxetine tablets (Paxil(R)), megestrol acetate oral suspension (Megace Oral Suspension(R)), and fluoxetine (Prozac(R)).

     In fiscal year 2003, Par obtained the marketing rights to paroxetine, the generic version of GSK's Paxil(R), in connection with an agreement with GSK. Pursuant to this agreement, Par began marketing paroxetine supplied and licensed from GSK. The GSK agreement provides that the Company's right to distribute paroxetine will be suspended if, at any time, there is not another generic version fully substitutable for Paxil available for purchase in the United
States. On September 8, 2003, another generic drug manufacturer, Apotex, launched a generic version of Paxil(R). Additionally, in April 2002, GSK launched a longer-lasting, newly patented version of the drug, Paxil CR(R). Since that time, Paxil CR(R)'s market share has grown causing, among other factors, the total market for paroxetine tablets to decrease. The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and two additional competitors launched competing paroxetine products in the second quarter of 2004. The additional competition had an adverse effect on the Company's revenues and gross margins derived from paroxetine in the third and fourth quarters of 2004, which will continue in subsequent periods. Due to both pricing and volume declines, Paroxetine sales in the fourth quarter of 2004 have decreased to $13,300 from $104,600, $77,300, and $26,800 respectively, in the first, second and third quarters of 2004.

     The Company's exclusivity period for megestrol acetate oral suspension expired in mid-January 2002. Through October 3, 2004, two generic competitors had been granted FDA approval to market generic versions of megestrol acetate oral suspension and launched products that compete with the Company's product. In July 2004, Par entered into a settlement with one of the competitors, Teva USA pursuant to which Par granted a license to Teva USA for a limited number of units and Par is to receive a royalty on Teva USA's net sales of megestrol acetate oral suspension in the United States. In the fourth quarter 2004, an additional competitor received approval from the FDA and launched a generic version of megestrol acetate oral suspension that also competed with the Company's product. Sales and gross margins for megestrol acetate oral suspension declined in fiscal year 2004 due principally to the effects of competition on pricing and volume. Megestrol acetate oral suspension net sales were approximately $67,800 for fiscal year 2004 compared to approximately $88,200 for fiscal year 2003.

     As a result of generic competition beginning in the first quarter of 2002 following the expiration of the Company's 180-day marketing exclusivity period, the sales prices for fluoxetine 10 mg and 20 mg tablets and 40 mg capsules substantially declined from the prices that the Company had charged during the exclusivity period. Despite pricing declines, fluoxetine 40 mg capsules was a significant sales and gross margin contributor in fiscal years 2002 and 2003. Beginning in the first quarter of 2004, however, additional competitors led to further pricing pressure on fluoxetine 40 mg capsules, resulting in significantly lower net sales and gross margins. Currently, there are three competitors in the market with products that compete with the Company's fluoxetine 40 mg product and a fourth potential competitor received FDA approval for a competing product in the fourth quarter of 2004. Net sales of fluoxetine 10 mg and 20 mg tablets and 40 mg capsules were approximately $46,600 for fiscal year 2004 compared to approximately $91,100 for fiscal year 2003.

     In April 2004, a marketing partner of the Company, Three Rivers Pharmaceutical LLC ("Three Rivers"), received final approval from the FDA for its ribavirin 200 mg capsules, the generic version of Schering-Plough Corporation's ("Schering") Rebetol(R), which is indicated for the treatment of chronic hepatitis. Three Rivers was granted 180 days of shared marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a Paragraph IV certification. Under the terms of its agreement with Three Rivers, Par has the exclusive marketing right to sell Three Rivers' ribavirin product, which Par launched in early April 2004. The launch of this ribavirin product has not been successful. Several factors contributed to the unsuccessful launch of ribavirin, which the Company had anticipated would replace a portion of the revenues that it lost from competition on other products in fiscal year 2004. In addition to the competitor with shared exclusivity, Warrick Pharmaceuticals Corp., a subsidiary of Schering, launched an authorized generic ribavirin product in the United States in April 2004. As a result of launching the product, Schering is not receiving a royalty from Three Rivers on sales of Three Rivers' and Par's generic ribavirin. Due to the additional competition, the pricing pressure on ribavirin at launch was more substantial than the Company had previously anticipated. Additionally, the market size for Rebetol(R) has declined due to the success of Copegus(R), a new product introduced by Hoffman La-Roche Inc. in 2003, which has taken significant market share away from Rebetol(R). The Company's marketing exclusivity period ended in October 2004 and one additional competitor has since launched a competing product. These principal factors have contributed to the lower than expected ribavirin sales of $6,100 by the Company for fiscal year 2004.

     Generic drug pricing at the wholesale level can create significant differences between invoice price and the Company's net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for that difference. The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to its accounts receivable allowances.

     The Company generally will offer price protection for sales of generic drugs for which the market exclusivity period has expired because the prices of such drugs will typically decline, sometimes substantially, when additional generic manufacturers introduce and market comparable generic products. In addition, the Company may offer price protection with respect to products for which it anticipates significant price erosion through increased competition. Such price protection plans, which are common in the Company's industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. In the fourth quarter of 2004, the Company provided for and issued price protection credits of approximately $10,300 primarily due to competition with respect to paroxetine, megestrol acetate oral suspension and glyburide & metformin HCl.

     The Company has the historical experience and access to information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, the total demand for each drug that the Company manufactures or distributes, the Company's market share, recent or pending new drug introductions and inventory practices of the Company's customers, it believes is necessary to reasonably estimate the amounts of such reductions to invoice price. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers' inventories at a particular point in time and market data, or other market factors beyond the Company's control. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, price adjustments or other sales allowances for fiscal years 2004, 2003 and 2002. The Company's aggregate reserves related to the items described above as of December 31, 2004, 2003 and 2002 totaled $144,923, $139,748 and $113,008, respectively.

     Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, is seeking to introduce new products that have limited competition and longer product life cycles. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest in its internal research and development efforts and brand marketing strategy in fiscal year 2005 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.

     In June 2004, the Company acquired all of the capital stock of Kali for a purchase price of $142,861 in cash and warrants to purchase 150,000 shares of the Company's common stock valued at $2,530. The allocation of the purchase price includes $84,000 valued as acquired in-process research and development that was written off in the three-month period ended October 3, 2004 in accordance with purchase accounting for acquisitions. The Kali acquisition has expanded the Company's research and development capabilities and increased its product portfolio. The acquisition also diversifies the Company's development pipeline and provided what the Company believes to be three additional first-to-file product opportunities, enhancing its prospects for sustained long-term growth. Included as part of the Company's purchase of Kali is a lease, with a purchase option, of a 45,000 square foot manufacturing facility in Somerset, New Jersey. The former Kali stockholders are entitled to up to an additional $10,000 if certain product-related performance criteria are met over the next four years. As of December 31, 2004, the former Kali stockholders had earned $2,500 of these contingent payments and the Company recorded this amount as additional goodwill on the accompanying balance sheet. The Company paid the $2,500 in January 2005.

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise on dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program, including the integration of Kali, and these strategic alliances, the Company's pipeline of potential products includes 49 ANDAs (five of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The ANDAs include seven for potential products that would be marketed by other companies through licensing agreements entered into with Kali before the Company's acquisition, pursuant to which the Company would be due royalty income if successfully launched by third parties. The Company pays a percentage of the gross profits or of sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in various efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and through distribution and development agreements with third parties.

     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because substantially all of the Company's current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $29,246 for the fiscal year ended December 31, 2004 decreased $93,287, from $122,533 for the fiscal year ended December 31, 2003. Although total revenues of $690,016 in 2004 increased from $661,688 in 2003, gross margin dollars decreased as higher sales from lower margin new products were not enough to offset lower sales of the Company's key products due to continued pricing pressures from competition. Research and development spending in 2004 of $50,517 increased $25,936, or 105.5%, from $24,581 in the prior year. In fiscal year 2005, the Company expects to continue to spend at a higher rate on research and development than it did in 2004. The allocation of the purchase price for Kali resulted in $84,000 valued as acquired in-process research and development, which was written off in the third quarter of 2004. Selling, general and administrative costs in fiscal year 2004 were $69,735 compared to $57,575 in fiscal year 2003. The Company increased spending for sales and marketing in the latter part of 2004 as it prepared for the potential launch of a new branded product in fiscal year 2005. Fiscal year 2004 net income includes net settlement income of $2,846, recorded in the second quarter of

2004, resulting primarily from the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to anti-competitive practices that delayed the availability of mirtazapine, a generic version of Remeron(R) and a $2,812 gain on the sale of the Company's facility in Congers, New York (the "Congers Facility").

     The Company's net income of $122,533 in fiscal year 2003 increased $43,079 from $79,454 in fiscal year 2002. Total revenues of $661,688 in 2003 increased $280,085 from $381,603 in fiscal year 2002, driven primarily by additional net sales of new products introduced in 2003. The revenue growth produced higher gross margin dollars in 2003, which increased $99,885 to $283,175, from $183,290 in fiscal year 2002. Spending of $24,581 on research and development for fiscal year 2003 increased 37.2% from $17,910 for fiscal year 2002, while selling, general and administrative costs of $57,575 for fiscal year 2003 increased $17,360 from the prior year. Included in selling, general and administrative expenses in 2003 was a charge of $3,712 related to a retirement package for the Company's former chairman, president and chief executive officer. Fiscal year 2002 results include income from settlements of $9,051 related to the Company's termination of its litigation with BMS and acquisition termination charges of $4,262 in connection with its termination of negotiations with International Specialty Products ("ISP") related to the Company's then proposed purchase of the combined ISP FineTech fine chemical business based in Haifa, Israel and Columbus, Ohio.

     Sales and gross margins of the Company's products are principally dependent upon the (i) introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, diminishing the amount and duration of significant profits to the Company from any one product, (iii) pricing practices of competitors and any removal of competing products from the market, (iv) continuation of existing distribution agreements, (v) introduction of new distributed products, (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) approval of ANDAs and introduction of new manufactured products, (ix) granting of potential marketing exclusivity periods, (x) extent of market penetration for the existing product line and (xi) level, quality and amount of customer service.

REVENUES

     Total revenues for year ended December 31, 2004 were $690,016, increasing $28,328, or 4.3%, from total revenues of $661,688 for the year ended December 31, 2003, primarily due to additional sales of new products sold under various distribution agreements, including $38,100 of glyburide and metformin HCl, introduced in May 2004 and $25,000 of mercaptopurine (Purinethol(R)), introduced in February 2004. Also contributing to the increase in revenues were net sales of paroxetine, which the Company launched in September 2003 in the United States and is sold through a supply agreement with GSK, which totaled approximately $222,000 in 2004, increasing $29,500 from $192,500 in 2003 and sales of lovastatin (Mevacor(R)), distributed pursuant to an agreement with Genpharm, Inc. ("Genpharm"), which increased $17,100 to $30,000 primarily due to a new customer. These sales were partially offset by lower sales of certain existing distributed products, particularly fluoxetine, which decreased $44,500 and tizanidine (Zanaflex(R)) which decreased $20,900. The Company's top selling manufactured product, megestrol acetate oral suspension also decreased $20,400.

     Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $504,400, or 73.1% of the Company's total revenues in 2004, and $456,200, or 68.9% of the Company's total revenues in 2003. Presently, the Company is substantially dependent upon distributed products for its overall sales and, because the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet demand could adversely affect the Company's future sales.

     The Company's gross revenues before deductions for chargebacks, rebates (including rebates paid under Federal and State government Medicaid drug reimbursement programs), price adjustments, sales returns or other sales allowances were $1,558,220 in 2004 compared to $1,157,332 in 2003. Deductions from gross revenues were $868,204 in 2004 and $495,644 in 2003. These deductions are discussed in "Notes to Consolidated Financial Statements - Note 4 - Accounts Receivable." The gross-to-net revenue percentage spread increased to 55.7% in fiscal year 2004 compared to 42.8% in fiscal year 2003, primarily due to the ribavirin launch in April 2004 and competition on paroxetine. The Company had committed to spend promotional dollars on ribavirin in an effort to obtain market share and, due to a rapid drop in price after launch, the net selling price was much lower than expected for a new product. The effect of price declines for both ribavirin and paroxetine increased the chargeback amounts issued to wholesalers during 2004.

     The Company's other product related revenues of $2,446 in 2004 decreased significantly from $15,665 in 2003. The Company records other product related revenues pursuant to an agreement with Genpharm, where the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.'s, a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca's Prilosec(R). In the third quarter of 2003, two generic competitors began selling forms of omeprazole significantly reducing the Company's share of profits related to omeprazole. The revenues related to this agreement are expected to continue to decrease in future periods.

     As discussed above, net sales of megestrol acetate oral suspension and of fluoxetine 40 mg capsules have decreased as a result of increased generic competition and its effect on pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, lose volume to competitors rather than reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve is established based on estimated or actual existing customer inventories. Competitors on these two products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period. Although the Company has lowered the pricing on these products over time and price protection credits were granted and processed within the reporting periods, including the fourth quarter of 2004, the Company did not have material reserves for additional price protection as of December 31, 2004 because it did not believe that there would be any additional significant price protection credits to be issued with respect to sales of these products through that date. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems necessary.

     As a result of competition, the Company has also issued significant price protection credits for paroxetine, metformin ER and glyburide and metformin HCl during the latter part of 2004. The Company will continue to evaluate the effects of competition and will record a price protection reserve when, if and to the extent that it deems it necessary.

     Total revenues of $661,688 for fiscal year 2003 increased $280,085, or 73.4%, from $381,603 for fiscal year 2002. The revenue growth in 2003 was driven largely by the September 2003 introduction of paroxetine. Additionally, net sales of other new products in 2003, including metformin ER, introduced in December 2003 and sold under a distribution agreement with BMS, tizanidine, introduced in July 2002 and sold under a distribution agreement with Dr. Reddy's Laboratories Limited ("Dr. Reddy"), torsemide (Demadex(R)) and minocycline (Minocin(R)), introduced in the second quarter of 2003 and manufactured by the Company, contributed to the revenue growth in 2003. Net sales of fluoxetine and megestrol acetate oral suspension were approximately $91,100 and $88,200, respectively, for fiscal year 2003, reflecting a small increase over the prior fiscal year. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 68.9% and 59.0%, respectively, of the Company's total revenues in fiscal years 2003 and 2002.

     The Company's gross revenues before deductions for chargebacks, rebates (including rebates paid under Federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns or other sales allowances were $1,157,332 in 2003 compared to $826,554 in 2002. Deductions from gross revenues were $495,644 in 2003 and $444,951 in 2002. The gross-to-net revenue percentage spread decreased to 42.8% for year ended 2003 compared to 53.8% for the year ended 2002, primarily due to the paroxetine launch in September 2003, which had a lower gross-to-net spread than the average of the Company's other products.

GROSS MARGIN

     The Company's gross margin of $246,058 (35.7% of total revenues) in fiscal year 2004 decreased $37,117 from $283,175 (42.8% of total revenues) in the corresponding period of 2003. Increased revenues had a negligible effect on gross margin dollars as the increases were generated primarily from lower margin new products and were not enough to offset lower sales of the Company's key higher margin products. A significant portion of the sales increase was generated from products sold under the distribution agreements with GSK, Pentech and BMS, where the Company splits profits with its contract partners. As a result of these agreements, the Company's gross margin as a percentage of its total revenues in 2004 declined principally because net sales of these products, after the allocation of profit splits, yielded a significantly lower gross margin percentage than the Company's average gross margin as a percentage of total revenues for its other products in 2003. In addition, Par's gross margin was also negatively impacted by the decline in other product related revenues.

     The gross margin for the year ended December 31, 2004 included an income adjustment to cost of goods sold of $6,200, which was recorded in the second quarter of 2004 and related to sales of paroxetine during the period from September 2003 to June 2004, that reflects a change in accounting estimate used in the calculation of the profit split due to Pentech. The change in accounting estimate has effectively reduced payables due under Par's agreement with Pentech relating to the supply and marketing of paroxetine. The change in accounting estimate followed Pentech's filing of an action against Par during the second quarter of 2004.

     The Company's gross margin of $283,175 (42.8% of total revenues) for fiscal year 2003 increased $99,885 from $183,290 (48.0% of total revenues) for fiscal year 2002. The gross margin dollar increase was achieved primarily as a result of contributions from sales of new products and, to a lesser extent, higher sales of certain existing products and additional revenues from omeprazole pursuant to an agreement with Genpharm.

     In fiscal year 2003, a higher gross margin contribution from fluoxetine 40 mg due to increases in its net sales and in the Company's profit sharing percentage under its agreement with Dr. Reddy following the end of the Company's exclusivity period more than offset lower gross margin contributions from fluoxetine 10 mg and 20 mg tablets, which are subject to profit sharing agreements with Genpharm. Also, additional generic manufacturers introduced and began marketing comparable fluoxetine products following the expiration of the Company's exclusivity period in January 2002, adversely affecting the Company's sales volumes, selling prices and gross margins for the products, particularly the 10 mg and 20 mg strengths.

     Inventory write-offs were $8,643, $3,059 and $3,096, respectively, for fiscal years 2004, 2003 and 2002. The inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory that did not meet the Company's quality control standards. The increased write-offs in fiscal year 2004 included the write-off of inventory for a product whose launch was delayed. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT
     The Company's research and development expenses of $50,517 for the year ended December 31, 2004 increased $25,936, or 105.5%, from fiscal year 2003. The increase was primarily attributable to payments of $14,000 to Advancis in order to fund the development of a novel formulation of the antibiotic amoxicillin, increased biostudies costs of $4,400 and increased personnel costs of $3,600, including such costs related to the acquisition of Kali. As previously discussed, the Company acquired Kali in June 2004. The Company expects to utilize Kali to develop additional products for its own product pipeline.

     The allocated purchase price for Kali includes $84,000 classified as acquired in-process technology, which was written off in the third quarter of 2004. In valuing Kali, the Company classified the technology assets purchased as either core/developed or in-process based on the stage of development the product was in at the time of acquisition. All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capabilities of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

     The acquired in-process research and development included the valuation of 29 products where there was a material investment made in the research and development activities relating to them and a set amount of development work had been completed in respect of them. The development work on 16 of these products was considered complete and ANDAs for 14 of the products were filed with the FDA, however, the value of all the products was expensed because such products had not yet been approved.

     In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000 which was charged to research and development expense in fiscal year 2004, and Par will fund future development of $19,000 through fiscal year 2005. Advancis agreed to grant Par the exclusive right to sell and distribute the product and the co-exclusive right to market the product. Advancis will be responsible for the development and manufacture of the product and the two parties have agreed to share equally in marketing expenses and profits if the product is successfully developed and brought to market.

     As a result of its product development program, the Company currently has 15 ANDAs pending with the FDA, two of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 34 ANDAs pending with the FDA, three of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered under various distribution agreements. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

     Research and development expenses of $24,581 for fiscal year 2003 increased $6,671, or 37.2%, from $17,910 for fiscal year 2002. The higher expenses in 2003 were primarily attributable to biostudies, including the Company's share of Genpharm's biostudy costs for products covered under their distribution agreements. In addition, higher costs were incurred for raw material and additional personnel to support increased research and development activity in subsequent periods.

  SELLING, GENERAL AND ADMINISTRATIVE
     Total selling, general and administrative expenses were $69,735 (10.1% of total revenues) in 2004 as compared to $57,575 (8.7% of total revenues) in 2003. The increase in 2004 was primarily attributable to higher sales and marketing costs of $5,700 in anticipation of the Company's potential brand product launch in fiscal year 2005, increased legal fees of $5,200 and higher personnel costs of $3,300, including those for information system assessments. The 2003 costs included a charge of $3,712 related to a retirement package for the Company's former chairman, president and chief executive officer, recorded in the second quarter of 2003. Distribution costs included those related to shipping product to the Company's customers, primarily through the use of a common carrier or an external distribution service. Shipping costs were approximately $2,700 in both fiscal years 2004 and 2003. The Company anticipates that it will continue to incur a high level of legal expenses for litigation costs relating to potential new product introductions (see "Notes to Consolidated Financial Statements-Note 15-Commitments, Contingencies and Other Matters-Legal Proceedings"). Although there can be no such assurance, selling, general and administrative expenses in fiscal year 2005 are expected to increase by up to 25% to 30% from fiscal year 2004, primarily due to planned brand marketing activities.

     Selling, general and administrative costs of $57,575 (8.7% of total revenues) for fiscal year 2003 increased $17,360 from $40,215 (10.5% of total revenues) for fiscal year 2002. The increase in 2003 was primarily attributable to higher costs for product liability and directors and officers insurance of approximately $3,700, a charge of $3,712 related to a retirement package and marketing expenses of approximately $1,100. In addition, the Company incurred increased expenses it believes were necessary to support the Company's growth, including costs for additional personnel of approximately $5,000, additional warehouse and administrative office facilities of $1,800, corporate strategic planning of $1,700 and information systems assessments. Shipping costs of approximately $2,745 in fiscal year 2003 were comparable to costs of $2,800 in fiscal year 2002.

  SETTLEMENTS, NET
     Net settlement income of $2,846 was recorded in 2004 pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to anti-competitive practices that delayed the availability of mirtazapine, partially offset by legal expenses associated with the settlement of litigation with Asahi Glass Company related to paroxetine.

     On March 5, 2002, the Company entered into an agreement with BMS acquiring the United States rights to five brand products from BMS. The products were the antihypertensives Capoten(R) and Capozide(R), the cholesterol-lowering medications Questran(R) and Questran Light(R), and Sumycin(R), an antibiotic. To obtain the rights to these five products, the Company agreed to terminate its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone, and paid $1,024 in March 2002 and $1,025 in April 2003. The Company determined the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and recorded as settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over the seven-year period which began in March 2002, with the net amount included in intangible assets on the Company's consolidated balance sheets.

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

INTEREST EXPENSE/INCOME

     Net interest expense was $1,048 in fiscal year 2004 compared to net interest expense of $281 for the corresponding period of 2003. Net interest expense in current year includes interest payable on the Company's convertible notes, partially offset by interest income primarily derived from short-term investments. Net interest expense in 2003 includes interest payable on the Company's convertible notes from their issuance in the third quarter of 2003, partially offset by interest income derived from money market and other short-term investments. Net interest income of $604 in 2002 was primarily derived from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $16,857, $78,110 and $50,799, respectively, for the fiscal years ended 2004, 2003 and 2002. The provisions were based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements-Note 14-Income Taxes").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $36,534 at December 31, 2004 decreased $126,015 from $162,549 at December 31, 2003, primarily due to the acquisition of Kali for $144,104 in cash. The Company had $52,934 of cash provided by operations, net proceeds of $43,009 from available for sale securities, gross proceeds of $5,036 from the sale of fixed assets, primarily the Congers Facility, and $9,359 from the issuance of shares of Common Stock upon the exercise of stock options. In the year ended December 31, 2004, the Company invested $25,818 in capital improvements, primarily for Phase II of the expansion of its laboratories in Spring Valley, New York, information system improvements and new production machinery. The Company has also invested $15,700 in intangible assets, primarily for the purchase of the NDA for the drug Isoptin from FSC and paid $15,362 for investments in Abrika and New Rivers Pharmaceuticals, Inc. ("New River"). The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

     There were no significant changes in credit terms, collection efforts, credit utilization, or delinquency related to the Company's accounts receivable. There are many timing issues that cause fluctuations when measuring accounts receivable days based on the previous quarter's average days' sales in accounts receivable. The Company measures its days' sales in accounts receivable on a rolling twelve month average. Days' sales in accounts receivable based on this calculation increased to 85 days at December 31, 2004 from 63 days at December 31, 2003. Generally, the Company has a customer base that pays in 60 to 90 days and the Company's management expects days' sales in accounts receivables to fluctuate within that range.

     The Company's working capital, current assets minus current liabilities, of $339,238 decreased $120,564, from $459,802 at December 31, 2003, primarily due to the purchase of Kali, funded by using cash on hand. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.19x at December 31, 2004 compared to 3.75x at December 31, 2003. The Company believes that its strong working capital ratio indicates its ability to meet ongoing and foreseeable obligations.

     In April 2004, the Company's board of directors authorized the repurchase of up to $50,000 of the Company's Common Stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common Stock acquired through the repurchase program is available for general corporate purposes. Pursuant to the program, the Company had repurchased approximately 844 shares of its common stock for approximately $32,026 through December 31, 2004.

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available-for-sale securities in October 2003. Available-for-sale securities of $151,854 at December 31, 2004 are all available for immediate sale. The Company intends to use its current liquidity to support the expansion of its business, which included the acquisition of Kali, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

     As of December 31, 2004, the Company had payables owed to distribution agreement partners of $40,149 related primarily to amounts due pursuant to profit sharing agreements, particularly amounts owed to GSK and Pentech on paroxetine and BMS on glyburide and metformin HCl and metformin ER. The Company expects to pay these amounts, with the exception of payables due to Pentech related to current litigation, out of its working capital during the beginning of 2005. In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

     The dollar values of the Company's material contractual obligations and commercial commitments as of December 31, 2004 were as follows:

                                                                       AMOUNTS DUE BY PERIOD
                                                                       --------------------
                                     TOTAL MONETARY                      2006 TO   2009 TO     2011 AND
       OBLIGATION                      OBLIGATION          2005            2008       2010     THEREAFTER
       ----------                      ----------          ----            ----       ----     ----------
       Operating leases                  $22,076           $3,357         $9,417    $4,983        $4,319
       Convertible notes*                200,000                -              -   200,000             -
       Advancis development expenses      19,000           19,000              -         -             -
           Nortec                            500              500              -         -             -
       Insurance obligations               4,142            4,142              -         -             -
       Kali acquisition earn-out           2,500            2,500              -         -             -
       Pension obligation                     22               22              -         -             -
       Other                                 481              206            275         -             -
                                             ---              ---            ---   -------         -----
       Total obligations                $248,721          $29,727         $9,692  $204,983        $4,319
                                         =======           ======          =====   =======         =====

     *The  convertible  notes  mature on  September  30,  2010,  unless  earlier converted or repurchased.

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds, has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed according to the Company's accounting policies. The total amount that could be due under agreements with contingencies is approximately $47,300. The agreements that contain such commitments that the Company believes are material are described in "Notes to Consolidated Financial Statements - Note 3 - Investments" and "Notes to Consolidated Financial Statements - Note 9 - Research and Development Agreements".

     As part of the consideration for the acquisition of Kali, the former Kali stockholders are entitled to up to $10,000 from the Company if certain product-related performance criteria are met over the next four years. As of December 31, 2004, the former Kali stockholders had earned $2,500 of this contingent payout and were paid in January 2005.

     The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital, including proceeds from the issuance of its 2003 convertible notes. The Company anticipates that its capital spending in fiscal year 2005 will increase approximately 20% from fiscal year 2004. Implementation of the Company's business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional financing when needed on terms acceptable or favorable to it.

FINANCING

     At December  31, 2004,  the  Company's  total  outstanding  short-term  and long-term debt, including the current portion, was $204,623. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases for computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The first payment of $2,875 was made on March 29, 2004 and the second payment of $2,875 was made on September 29, 2004. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon conversion, the Company has the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. It is the Company's current intention to satisfy the Company's obligation upon a conversion of the notes in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     Critical accounting policies are those policies that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, as discussed below, pertain to revenue recognition including the determination of deductions from gross revenues, the determination of whether certain costs pertaining to the Company's significant development and marketing agreements are capitalized or expensed as incurred, the valuation and assessment of impairment of intangible assets, the determination of depreciable and amortizable lives and issues related to legal proceedings. In applying such policies, management must use some amounts that are based on its informed judgments and estimates. Because of the uncertainties inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported and that would materially affect its financial condition or results of operations.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND ALLOWANCES:
     The Company recognizes revenues for product sales when title and risk of loss pass to its customers, and simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to gross revenues, with corresponding adjustments to the accounts receivable allowances (see "Notes to Consolidated Financial Statements- Note 4 - Accounts Receivable"). The Company has the historical experience and access to other information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, the total demand for each drug that the Company manufactures or distributes, its market share, recent or pending new drug introductions and inventory practices of the Company's customers, it believes is necessary to reasonably estimate the amount of such sales allowances. Some of the assumptions used for certain of the Company's estimates are based on information received from third parties, such as customer inventories at a particular point in time and market data, or other market factors beyond the Company's control. The Company regularly reviews all information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates.

     Customer rebates are price reductions that generally are provided to customers as an incentive for them to continue to carry the Company's products or substitute the Company's products for competing products to be sold through the customers' distribution channels. This incentive is generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period.

     Chargebacks are given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the providers. Chargeback credits are issued to wholesalers for the difference between the Company's invoice price and the contract price through which the wholesaler resells the product.

     The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer and
(iv) generally the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed.

     Price adjustments include term discounts, sales promotions and shelf-stock adjustments. Term discounts are given to customers that pay within a specific period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company's products or for the customer to substitute the Company's products for competing products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to secure or maintain a certain market share. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

     Due to competitive factors, the Company may also provide for price protection. The Company will generally offer price protection for sales of new generic drugs for which its market exclusivity period has expired or with respect to products for which it anticipates significant price erosion through increases in competition. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period or at the time of a price decrease. Such price protection plans, which are common in the Company's industry, are given through lower contract pricing at the wholesalers, which could result in an increased chargeback per unit on existing inventory levels, or through shelf-stock adjustments. At December 31, 2004, 2003 and 2002, the Company did not have any material price protection reserves but had issued significant price protection credits and had generally lowered contract pricing on several of its key products throughout fiscal year 2004 due to competition.

     The following table summarizes activity for the years ended December 31, 2004, 2003 and 2002 in the accounts affected by the accruals described above:

                                                                               FOR THE YEARS ENDED
                                                                               -------------------
       RESERVES FOR REBATES AND CHARGEBACKS:                         2004             2003              2002
       -------------------------------------                         ----             ----              ----
       Balance, beginning of the period                           $(99,391)         $(76,751)        $(55,911)
       Provision recorded                                         (628,130)         (358,265)        (319,255)
       Credits processed                                           624,914           335,625          298,415
                                                                   -------           -------          -------
       Balance, end of the period                                $(102,607)         $(99,391)        $(76,751)
                                                                   =======            ======           ======

       RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,
         PRICE ADJUSTMENTS AND OTHER ALLOWANCES:                     2004             2003              2002
         ---------------------------------------                     ----             ----              ----
       Balance, beginning of the period                           $(40,357)         $(36,257)        $(47,168)
       Provision recorded                                         (204,636)         (119,761)        (113,828)
       Credits processed                                           202,677           115,661          124,739
                                                                   -------           -------          -------
       Balance, end of the period                                 $(42,316)         $(40,357)        $(36,257)
                                                                    ======            ======           ======

  RESEARCH AND DEVELOPMENT AGREEMENTS:
     The Company capitalizes or expenses amounts related to the development of new products and technologies through agreements with third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company's funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA and where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. Capitalized costs are amortized over the estimated useful lives that the related cash flows are expected to be generated and charged to cost of goods sold. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

  GOODWILL AND INTANGIBLE ASSETS:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at time of their acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. As a result of the acquisitions of Kali in fiscal year 2004 and of FineTech in fiscal year 2002, the Company had amounts recorded as goodwill of $77,919 at December 31, 2004 and $24,662 at December 31, 2003. In addition, intangible assets with definitive lives, net of accumulated amortization, totaled $51,491 and $35,564, respectively, at December 31, 2004 and 2003.

  COSTS FOR PATENT LITIGATION AND LEGAL PROCEEDINGS:
     Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses. As discussed in "Notes to Consolidated Financial Statements - Note 15 - Commitments, Contingencies and Other Matters," the Company is a party to several patent infringement matters whose outcomes could have a material impact on its future profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes that these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on its future profitability, cash flows or financial condition. The Company is defending or intends to defend vigorously or, in cases where the Company is plaintiff, prosecute these actions.

  NEW ACCOUNTING PRONOUNCEMENTS:
     In November 2003, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirement of EITF 03-1 as of September 30, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. The Company adopted the revised SFAS 132 during the quarter ended March 31, 2004.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which superseded SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

     In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") This guidance supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act"). The Medicare Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In September 2004, the EITF reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF 04-8"). EITF 04-8 requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires the retroactive restatement of previously reported earnings per share. Any contingently convertible instrument that is settled in cash before December 31, 2004 would not be reflected in the retroactive restatement. The adoption of EITF 04-8 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on its results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. SFAS 123R requires the Company to adopt the new accounting provision beginning in its third quarter of fiscal year 2005. The Company is currently evaluating the provisions of SFAS 123R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  ----------------------------------------------------------

     The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available for sale securities at December 31, 2004. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal interest risk due to their short-term nature.

     The following table summarizes the available for sale securities that subject the Company to market risk at December 31, 2004 and 2003:

                                                        2004         2003
                                                        ----         ----
Debt securities issued by various state and
  local municipalities and agencies                   $82,678      $185,450
Securities issued by United States government
  and agencies                                         69,176        10,050
                                                       ------        ------
Total                                                $151,854      $195,500
                                                      =======       =======

  AVAILABLE FOR SALE SECURITIES:
     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve a high rate of return while retaining safety of principal. This investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the Company's $151,854 of available for sale securities that have a maturity greater than one year.

     In addition to the short-term investments described above, the Company is also subject to market risk in respect to its investments in Advancis, New River, and Abrika.

     The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment in Advancis is subject to fluctuations in the price of Advancis common stock, which is publicly traded. The value of the Company's investment in Advancis as of December 31, 2004 was $3,820.

     The Company purchased 875 shares of common stock of New River on August 5, 2004 in its initial public offering for $8 per share for a total purchase price of $7,000. This investment is subject to fluctuations in the price of New River common stock, which also is publicly traded. As of December 31, 2004, the fair value of the Company's investment in New River was $13,090, based on the market value of the common stock of New River at that date.

     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. The investment is monitored on a periodic basis to evaluate whether any changes in value become other than temporary.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   --------------------------------------------------------

     See "Index to Consolidated Financial Statements and Schedule."

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     During 2004, there were no disagreements with Deloitte & Touche, LLP ("Deloitte & Touche") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2004 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.
-------   -----------------------

     Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.
-------   -----------------

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The Company hereby incorporates by reference the information set forth under the caption "Election of Directors" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The Company hereby incorporates by reference the information set forth under the caption "Executive Compensation" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------   RELATED STOCKHOLDER MATTERS.
          ------------------------------------------------------------------

     The Company hereby incorporates by reference the information set forth under the caption "Security Ownership" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The Company hereby incorporates by reference the information set forth under the caption "Certain Relationships and Related Transactions" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------   --------------------------------------

     The Company hereby incorporates by reference the information set forth under the caption "Audit Committee Report - Independent Auditor Fees" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2005 Annual Meeting of Stockholders scheduled to be held on May 24, 2005.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
-------   ------------------------------------------

     (a)(1)&(2) FINANCIAL STATEMENTS AND SCHEDULES.

       See Index to Consolidated Financial Statements and Schedules after Signature Page.

       (a)(3)   EXHIBITS.

3 Agreement and Plan of Merger, dated as of May 12, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.1 Certificate of Incorporation of the Company, dated May 9, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2 By-Laws of the Company, as last amended on June 18, 2003 - previously filed as an exhibit to the Registrant's Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

4.1 Rights Agreement, dated as of October 27, 2004, by and between the Company and American Stock Transfer & Trust Company - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.1 1989 Employee Stock Purchase Program of the Company - previously filed as an exhibit to the Registrant's proxy statement, dated August 16, 1990, and incorporated herein by reference.

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

10.4 2000 Performance Equity Plan - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference.

10.5 2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) - previously filed on June 30, 2003 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.

10.6 Form of Retirement Plan of Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.6.1 First Amendment to Par Pharmaceutical, Inc.'s Retirement Plan, dated October 26, 1984 - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the 1990 fiscal year and incorporated herein by reference.

10.7 Form of Retirement Savings Plan of Par Pharmaceutical, Inc - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.7.1 Amendment to Par Pharmaceutical, Inc.'s Retirement Savings Plan, dated July 26, 1984 - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.2 Amendment to Par Pharmaceutical, Inc.'s Retirement Savings Plan, dated November 1, 1984 - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.3 Amendment to Par Pharmaceutical, Inc.'s Retirement Savings Plan, dated September 30, 1985 - previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.8 Par Pharmaceutical, Inc. Pension Plan, effective October 1, 1984 - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year 1991 and incorporated herein by reference.

10.9 Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between the Registrant and Kenneth I. Sawyer - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

10.9.1 Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Scott L. Tarriff - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.9.2 First Amendment to Employment Agreement, dated as of February 20, 2004, between the Registrant and Dennis J. O'Connor - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.9.3 Employment Agreement, dated as of February 6, 2003, by and between the Registrant and Dennis J. O'Connor - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.

10.9.4 Employment Agreement, dated as of December 18, 2002, by and between the Registrant and Dr. Arie Gutman - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

10.9.5 Employment Agreement, dated as of November 24, 2003, by and between the Registrant and Thomas Haughey - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.10 Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for fiscal year 1996 and incorporated herein by reference.

10.11 Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.11.1 Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.11.2 Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.12 Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.14 Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation and Elan Corporation, plc - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.19 Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.20 Services Agreement, dated June 26, 1998, between the Company and Merck KGaA - previously filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.21 Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.22 Manufacturing and Supply Agreement, dated April 30, 1997, between Par Pharmaceutical, Inc. and BASF Corporation - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

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

10.27 License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.28 Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy's Laboratories Limited and Reddy-Cheminor, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.29 Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc.
             - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.30 Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. - previously filed as an exhibit to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.31 Letter Agreement, dated as of December 28, 2001, among the Registrant, ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

10.32 Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc., dated April 17, 2002 - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated April 17, 2002, and incorporated herein by reference.

10.35 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten(R), Capozide(R), Questran(R) and Questran Light(R) Brands - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.36 Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin(R) Brand - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.37 11 Product Development Agreement, effective April 2002, between the Registrant and Genpharm, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.38 SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., and UDF LP, a Delaware limited partnership, and the other parties named therein - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.39 Patent and Know How License Agreement, dated May 24, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.40 Amendment No. 1 to the Patent and Know How License Agreement, dated May 24, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.41 Patent and Know How License Agreement dated, June 14, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.42 License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.43 First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.44 First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for fiscal year 2002 and incorporated herein by reference. *

10.45 Termination Agreement, dated December 20, 2002, relating to Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for fiscal year 2002 and incorporated herein by reference
             *

10.46 Asset Purchase Agreement, dated December 5, 2002, by and between Israel Pharmaceutical Resources L.P. and Trima, Israel Pharmaceutical Products, Maabarot LTD - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for fiscal year 2002 and incorporated herein by reference.

10.47 Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.48 Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.49 Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.50 License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.51 Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.52 Purchase Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 - previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.53 Indenture between the Company and American Stock Transfer & Trust Company, dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.54 Registration Rights Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003- previously filed on December 24, 2003 as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference

10.55        Product  Development  and  Patent  License  Agreement,  dated as of
             October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.*

10.56 Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc. - previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.*

10.57 Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.58 Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the Shareholders of Kali Laboratories, Inc. - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.59 First Amendment, dated as of June 9, 2004 to Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the Shareholders of Kali Laboratories, Inc. - previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.60 Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan - previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2004, and incorporated herein by reference.

10.61 Securities Purchase Agreement, dated as of November 18, 2004, by and between the Company and Abrika, LLLP.

10.62 Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc.*

10.63 First Amendment to Development and Commercialization Agreement, dated December 14, 2004, by and between the Company and Advancis Pharmaceutical Corporation.*

21           List of subsidiaries of the Registrant.

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

--------------------------------

* Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005                         PAR PHARMACEUTICAL COMPANIES, INC.
                                              ----------------------------------
                                                         (REGISTRANT)

                                                    /s/ Scott Tarriff
                                                    -----------------
                                                    Scott  Tarriff
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                                TITLE                                DATE
      ---------                                -----                                ----
/s/ Mark Auerbach            Executive Chairman of the Board of Directors       March 16, 2005
-----------------------
Mark Auerbach


/s/ Scott Tarriff            President, Chief Executive Officer and Director    March 16, 2005
-----------------------
Scott Tarriff


/s/ Dennis J. O'Connor       Vice President and Chief Financial Officer         March 16, 2005
-----------------------      (Principal Accounting and Financial Officer)
Dennis J. O'Connor


/s/ John D. Abernathy        Director                                           March 16, 2005
-----------------------
John D. Abernathy


/s/ Arie Gutman              Director                                           March 16, 2005
-----------------------
Arie Gutman


/s/ Peter S. Knight          Director                                           March 16, 2005
-----------------------
Peter S. Knight


/s/ Ronald M. Nordmann       Director                                           March 16, 2005
-----------------------
Ronald M. Nordmann


/s/ L. William Seidman       Director                                           March 16, 2005
-----------------------
L. William Seidman


/s/ Joseph E. Smith          Director                                           March 16, 2005
-----------------------
Joseph E. Smith


/s/ Peter W. Williams        Director                                           March 16, 2005
-----------------------
Peter W. Williams

                               PAR PHARMACEUTICAL COMPANIES, INC.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                              FILED WITH THE ANNUAL REPORT OF THE
                                      COMPANY ON FORM 10-K

                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                            PAGE
                                                                            ----
INCLUDED IN PART II:
-------------------

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets at December 31, 2004 and 2003                    F-3

Consolidated Statements of Operations for the years
ended December 31, 2004, 2003 and 2002                                       F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2004, 2003 and 2002                                 F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002                                             F-6

Notes to Consolidated Financial Statements                      F-7 through F-28


INCLUDED IN PART IV:
-------------------

SCHEDULE:

II Valuation and qualifying accounts                                        F-29

                       -------------------------------------------------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Par Pharmaceutical Companies, Inc.:


We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidation financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 15, 2005

                                PAR PHARMACEUTICAL COMPANIES, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2004 AND 2003
                                 (In Thousands, Except Share Data)

      ASSETS                                                          2004                 2003
      ------                                                          ----                 ----
 Current assets:
   Cash and cash equivalents                                         $36,534             $162,549
   Available for sale securities                                     151,854              195,500
   Accounts receivable, net of allowances of
      $42,316 and $40,357                                            149,107              157,707
   Inventories, net                                                   86,835               66,713
   Prepaid expenses and other current assets                          17,072               10,033
   Deferred income tax assets                                         52,580               34,473
                                                                      ------               ------
   Total current assets                                              493,982              626,975
 Property, plant and equipment, at cost, less
   accumulated depreciation and amortization                          66,642               46,813
 Investments                                                          25,271                7,500
 Intangible assets, net                                               51,491               35,564
 Goodwill                                                             77,919               24,662
 Deferred charges and other assets                                    11,234                6,899
 Non-current deferred income tax assets, net                          42,465               14,399
                                                                      ------               ------
 Total assets                                                       $769,004             $762,812
                                                                     =======              =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
 Current liabilities:
   Short-term and current portion of long-term debt                   $4,348               $4,755
   Accounts payable                                                   45,832               20,157
   Payables due to distribution agreement partners                    40,149               88,625
   Accrued salaries and employee benefits                              8,745                7,363
   Accrued expenses and other current liabilities                     16,554               20,021
   Income taxes payable                                               39,116               26,252
                                                                      ------               ------
   Total current liabilities                                         154,744              167,173
 Long-term debt, less current portion                                200,275              200,211
 Other long-term liabilities                                             395                  347
 Commitments and contingencies

 Stockholders' equity:
   Preferred Stock, par value $.0001 per share; authorized
     6,000,000 shares; none issued and outstanding                         -                    -
   Common Stock, par value $.01 per share; authorized 90,000,000
     shares; issued  34,759,265 and 34,318,163 shares                    348                  343
   Additional paid-in capital                                        192,231              171,931
   Retained earnings                                                 253,726              224,480
   Accumulated other comprehensive loss                                 (689)              (1,673)
   Treasury stock, at cost, 843,700 and no shares                    (32,026)                   -
                                                                      ------                -----
   Total stockholders' equity                                        413,590              395,081
                                                                     -------              -------
 Total liabilities and stockholders' equity                         $769,004             $762,812
                                                                     =======              =======

      The accompanying notes are an integral part of these consolidated financial statements.

                                   PAR PHARMACEUTICAL COMPANIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                (In Thousands, Except Per Share Amounts)

                                                               2004            2003            2002
                                                               ----            ----            ----
 Revenues:
   Net product sales                                          $687,570        $646,023        $380,848
   Other product related revenues                                2,446          15,665             755
                                                                 -----          ------             ---
 Total revenues                                                690,016         661,688         381,603
 Cost of goods sold                                            443,958         378,513         198,313
                                                               -------         -------         -------
 Gross margin                                                  246,058         283,175         183,290
 Operating expenses (income):
    Research and development                                    50,517          24,581          17,910
    Acquired in-process research and development                84,000               -               -
    Selling, general and administrative                         69,735          57,575          40,215
    Settlements, net                                            (2,846)              -          (9,051)
    Gain on sale of facility                                    (2,812)              -               -
    Acquisition termination charges                                  -               -           4,262
                                                              --------          ------          ------
 Total operating expenses                                      198,594          82,156          53,336
                                                               -------          ------          ------
 Operating income                                               47,464         201,019         129,954
 Other expense, net                                               (313)            (95)           (305)
 Interest (expense) income, net                                 (1,048)           (281)            604
                                                                 -----             ---             ---
 Income before provision for income taxes                       46,103         200,643         130,253
 Provision for income taxes                                     16,857          78,110          50,799
                                                                ------          ------          ------
 NET INCOME                                                    $29,246        $122,533         $79,454
                                                                ======         =======          ======

 NET INCOME PER SHARE OF COMMON STOCK:
   BASIC                                                         $0.86           $3.66           $2.46
                                                                 =====            ====            ====
   DILUTED                                                       $0.84           $3.54           $2.40
                                                                 =====            ====            ====

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   BASIC                                                        34,142          33,483          32,337
                                                                ======          ======          ======
   DILUTED                                                      34,873          34,638          33,051
                                                                ======          ======          ======

         The accompanying notes are an integral part of these consolidated financial statements.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In Thousands)

                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER                       TOTAL
                                           COMMON  STOCK   PAID-IN    RETAINED   COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                           SHARES  AMOUNT  CAPITAL    EARNINGS   INCOME/(LOSS)     STOCK         EQUITY
                                           ------  ------  -------    --------   -------------     -----         ------
 Balance, December 31, 2001                32,035   $320  $115,610    $22,493        $     -     $      -      $138,423
 Comprehensive income:
       Net income                               -      -         -     79,454              -            -        79,454
 Exercise of stock options                    761      8     2,471          -              -            -         2,479
 Tax benefit from exercise of stock
   options                                      -      -       220          -              -            -           220
 Employee stock purchase                        8      -       177          -              -            -           177
 Compensatory arrangements                      -      -        37          -              -            -            37
                                           ------   ----  --------    -------        -------      -------      --------
 Balance, December 31, 2002                32,804    328   118,515    101,947              -            -       220,790
 Comprehensive income:
       Net income                               -      -         -    122,533              -            -       122,533
       Defined benefit pension plan             -      -         -          -           (118)           -          (118)
       Unrealized loss on marketable
         securities, net of tax                 -      -         -          -         (1,555)           -        (1,555)
 Exercise of stock options                  1,506     15    33,871          -              -            -        33,886
 Sold warrants                                  -      -    32,563          -              -            -        32,563
 Purchased call options                         -      -   (49,368)         -              -            -       (49,368)
 Tax benefit from purchased call options        -      -    19,253          -              -            -        19,253
 Tax benefit from exercise of stock options     -      -    12,616          -              -            -        12,616
 Employee stock purchase                        8      -       308          -              -            -           308
 Compensatory arrangements                      -      -     4,173          -              -            -         4,173
                                           ------   ----  --------    -------        -------      -------      --------
 Balance, December 31, 2003                34,318    343   171,931    224,480         (1,673)           -       395,081

 Comprehensive income:
       Net income                               -      -         -     29,246              -            -        29,246
       Defined benefit pension plan             -      -         -          -           (100)           -          (100)
       Unrealized gain on marketable
          securities, net of tax                -      -         -          -          1,084            -         1,084
 Exercise of stock options                    384      4     8,933          -              -            -         8,937
 Warrants - Kali acquisition                    -      -     2,530          -              -            -         2,530
 Tax benefit from exercise of stock options     -      -     7,136          -              -            -         7,136
 Employee stock purchase program               12      -       422          -              -            -           422
 Purchase of treasury stock                     -      -         -          -              -      (32,026)      (32,026)
 Compensatory arrangements                      -      -     1,040          -              -            -         1,040
 Restricted stock                              45      1       239          -              -            -           240
                                           ------   ----  --------    -------        -------      -------      --------
 Balance, December 31, 2004                34,759   $348  $192,231   $253,726          $(689)    $(32,026)     $413,590
                                           ======    ===   =======    =======            ===       ======       =======


                 The accompanying notes are an integral part of these consolidated financial statements.

                                     PAR PHARMACEUTICAL COMPANIES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                               (In Thousands)

                                                                      2004             2003             2002
                                                                      ----             ----             ----
Cash flows from operating activities:
   Net income                                                        $29,246         $122,533          $79,454
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Deferred income taxes                                           (45,950)             667            1,045
     Acquired in-process research and development                     84,000                -                -
     Depreciation and amortization                                    13,546           10,131            5,775
     Inventory reserves                                               (2,279)            (748)           1,073
     Allowances against accounts receivable                            1,959            4,100          (10,911)
     Settlements                                                           -                -           (9,051)
     Stock option activity                                             1,278            4,173               37
     Gain on sale of property                                         (2,812)               -                -
     Other                                                              (213)             628              991

     Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                        6,828         (106,497)          (6,390)
     Increase in inventories                                         (17,715)         (14,374)         (21,138)
     Increase in prepaid expenses and other assets                    (4,765)          (6,141)          (7,610)
     Increase (decrease) in accounts payable                          24,780            5,520           (3,469)
     (Decrease) increase in payables due to
          distribution agreement partners                            (48,475)          70,462          (14,132)
     (Decrease) Increase in accrued expenses and other liabilities    (6,495)          12,175            8,325
     Increase in income taxes payable                                 20,001           12,794           11,528
                                                                      ------           ------           ------
     Net cash provided by operating activities                        52,934          115,423           35,527
                                                                      ------          -------           ------
Cash flows from investing activities:
   Capital expenditures                                              (25,818)         (24,035)          (6,921)
   Purchases of intangibles                                          (15,700)          (1,900)          (3,024)
   Purchases of available for sale securities                       (385,484)        (195,530)               -
   Proceeds from available for sale securities                       428,493                -                -
   Purchase of investments                                           (15,362)         (10,000)               -
   Issuance of promissory note receivable                             (3,000)               -                -
   Acquisition of subsidiaries, net of cash acquired                (144,104)               -          (32,618)
   Proceeds from sale of fixed assets                                  5,036                -              751
                                                                       -----          -------              ---
   Net cash used in investing activities                            (155,939)        (231,465)         (41,812)
                                                                     -------          -------           ------

Cash flows from financing activities:
   Proceeds from issuances of Common Stock                             9,359           34,194            2,656
   Purchases of treasury stock                                       (32,026)               -                -
   Sales of warrants                                                       -           32,563                -
   Purchase of call options                                                -          (49,368)               -
   Debt issuance costs                                                     -           (5,863)               -
   Net (payments) proceeds from short-term notes                        (491)           4,633             (715)
   Issuance of long-term debt                                            399          200,301                -
   Restricted proceeds from industrial revenue bond                        -                -            2,000
   Principal payments under long-term debt and other borrowings         (251)          (2,990)            (277)
                                                                         ---            -----              ---
     Net cash provided by (used in) financing activities             (23,010)         213,470            3,664
                                                                      ------          -------            -----
Net increase (decrease) in cash and cash equivalents                (126,015)          97,428           (2,621)
Cash and cash equivalents at beginning of year                       162,549           65,121           67,742
                                                                     -------           ------           ------
Cash and cash equivalents at end of year                             $36,534         $162,549          $65,121
                                                                      ======          =======           ======

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Taxes                                                             $42,811          $64,790          $38,211
                                                                     =======           ======           ======
   Interest                                                           $5,917             $168             $148
                                                                      ======              ===              ===
Non-cash transactions:
   Issuance of warrants                                               $2,530               $-               $-
                                                                       =====                =                =
   Tax benefit from exercise of stock options                         $7,136          $12,616             $220
                                                                       =====           ======              ===
   Tax benefit from purchased call options                                $-          $19,253               $-
                                                                           =           ======                =
   Increase (Decrease) in fair value of available for sale
     securities                                                       $1,758          $(2,530)              $-
                                                                       =====            =====                =

             The accompanying notes are an integral part of these consolidated financial statements.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                (Amounts in Thousands, Except Per Share Amounts)

     Par Pharmaceutical Companies, Inc. (the "Company" or "PRX") operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals principally in the United States. The Company wholly owns Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, which was acquired on June 10, 2004. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:
     The consolidated financial statements include the accounts of PRX and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. References herein to the "Company" refer to PRX and its subsidiaries.

     On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," ("SFAS 141") and the accompanying consolidated financial statements include the operating results of Kali from the date of acquisition.

     On April  17,  2002,  the  Company  purchased  FineTech  Laboratories,  Ltd
("Finetech") from International Specialty Products, Inc. ("ISP"). The acquisition was accounted for as a purchase under SFAS 141 and the accompanying consolidated financial statements include the operating results of FineTech from the date of acquisition.

  USE OF ESTIMATES:
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining such items as provisions for sales returns, rebates, chargebacks, price adjustments and other sales allowances, depreciable/amortizable lives, pension benefits, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on its results of operations or financial condition.

  INVENTORIES:
     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow-moving inventories as necessary in order to properly reflect inventory value. Changes in these provisions are charged to cost of goods sold. The Company records distribution costs related to shipping product to the Company's customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for fiscal years 2004, 2003 and 2002 were approximately $2,700, $2,700 and $2,800, respectively.

  DEPRECIATION AND AMORTIZATION:
     Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from three to 40 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

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

RESEARCH AND DEVELOPMENT AGREEMENTS:
     Costs incurred by the Company's internal product development program to develop new products and obtain pre-marketing regulatory approval for such products are expensed as incurred and charged to research and development. The Company capitalizes or expenses amounts related to the development of new products and technologies through agreements with third parties based on the Company's determination of its ability to recover in a reasonable period of time the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company's funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the United States Food and Drug Administration (the "FDA") and where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets. Capitalized costs are amortized over the estimated useful lives that the related cash flows are expected to be generated and charged to cost of goods sold. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

COSTS FOR PATENT LITIGATION AND LEGAL PROCEEDINGS:
     Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

  GOODWILL AND INTANGIBLE ASSETS:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance in with SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairent, are capitalized and amortized over their estimated useful lives.

  INCOME TAXES:
     Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

  PENSION BENEFITS:
     The determination of the Company's obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Footnote 15 -"Commitments, Contingencies and Other Matters-Retirement Plans" to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions could materially affect pension obligations and future expense.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE AND ALLOWANCES:
     The Company  recognizes  revenues for product  sales when title and risk of loss pass to its customers, and simultaneously records estimates for sales allowances, the most significant of which are described in Note 4 - Accounts Receivable and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to gross revenues, with corresponding adjustments to the accounts receivable allowances. The Company has the historical experience and access to other information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, the total demand for each drug that the Company manufactures or distributes, its market share, recent or pending new drug introductions, and inventory practices of the Company's customers, it believes is necessary to reasonably estimate the amount of such sales allowances. Some of the assumptions used for certain of the Company's estimates are based on information received from third parties, such as customer inventories at a particular point in time and market data, or other market factors beyond the Company's control. The Company regularly reviews all information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates.

  EARNINGS PER COMMON SHARE DATA:
     Earnings per common share were computed by dividing earnings by the weighted average number of common shares outstanding. Earnings per common share assuming dilution were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares.

 FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair market values based upon the relatively short-term nature of these financial instruments. The carrying amount of the Company's long-term debt, including the current portion, approximates fair market value based upon current borrowing rates available to the Company.

  CONCENTRATION OF CREDIT RISK:
     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors. The Company believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, managed health care providers and drug distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see "Note 4 - Accounts Receivable-Major Customers").

  CASH EQUIVALENTS:
     The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2004, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

  MARKETABLE SECURITIES:
     The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its marketable securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity.

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

     The following table illustrates the effects on net income and net income per share of Common Stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                  2004        2003       2002

Net income as reported                           $29,246    $122,533    $79,454

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                         146       1,263          -

Deduct: Stock-based employee compensation
  expense determined under the fair value based
  method, net of related tax effects             (16,625)    (10,372)    (7,702)
                                                  ------      ------      -----
  Pro forma net income                           $12,767    $113,424    $71,752
                                                  ======     =======     ======

     Net income per share of common stock:
As reported -Basic                                 $0.86       $3.66      $2.46
                                                    ====        ====       ====
       As reported -Diluted                        $0.84       $3.54      $2.40
                                                    ====        ====       ====

       Pro forma -Basic                            $0.37       $3.39      $2.22
                                                    ====        ====       ====
       Pro forma -Diluted                          $0.37       $3.32      $2.22
                                                    ====        ====       ====

     In February 2005, the Company accelerated the vesting on 820 outstanding, non-vested stock options, which represented all awards with per share exercise prices exceeding $60. The fair value of these options using the Black-Scholes stock option pricing model and the Company's stock option assumptions at the date of their grant was approximately $27,869. This action will cause an increase in pro forma compensation expense in the first quarter of 2005. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of the revision to SFAS 123 which will be effective for the company in the third quarter of 2005. Over the last 15 years the closing price of the stock has traded above $60 for only 118 days in 2004 and 2003. The Company believes the $27,869 of value assigned to these options is inappropriate considering the historical price chart and the current trading price of the stock which is substantially below the exercise price.

  SEGMENTS OF AN ENTERPRISE:
     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting of financial information about operating segments in annual financial statements. The Company's management considers its business to be a single segment entity, as its revenues are primarily attributable to its generic drug product line, which does not focus on a specific therapeutic category.

   RECLASSIFICATIONS:
     Certain items in the consolidated financial statements and in the Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current period's consolidated financial statement presentation.

 NEW ACCOUNTING PRONOUNCEMENTS:
     In November 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirement of EITF 03-1 as of September 30, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") to improve financial statement disclosure for defined benefit plans. This statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. The Company adopted the revised SFAS 132 during the quarter ended March 31, 2004.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which superseded SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The issuance of SAB 104 reflects the concepts contained in EITF 00-21. The other revenue recognition concepts contained in SAB 101 remain largely unchanged. The issuance of SAB 104 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued Financial Interpretation Number ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of this interpretation will not have any impact on its financial position, cash flows or results of operations.

     In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2") This guidance supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act"). The Medicare Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In September 2004, the EITF reached a consensus on EITF Issue No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF 04-8"). EITF 04-8 requires that contingently convertible debt securities with a market price trigger be included in diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires retroactive restatement of previously reported earnings per share. Any contingently convertible instrument that is settled in cash before December 31, 2004 would not be reflected in the retroactive restatement. The adoption of EITF 04-8 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on its results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. SFAS 123R requires the Company to adopt the new accounting provision beginning in its third quarter of fiscal year 2005. The Company is currently evaluating the provisions of SFAS 123R.


NOTE 2 - AVAILABLE FOR SALE SECURITIES:

     At December 31, 2004, all of the Company's investments in marketable securities were classified as available for sale, and, as a result, were reported at fair value. The following is a summary of the Company's available for sale securities, classified as short-term, at December 31, 2004:

                                                         UNREALIZED
                                                         ----------        FAIR
                                               COST    GAIN     LOSS       VALUE
                                               ----    ----     ----       -----
Debt securities issued by various state
  and local municipalities and agencies $82,894 $- $(216) $82,678 Securities issued by United States
  government and agencies                     69,642     -      (466)     69,176
                                              ------    --       ---      ------
Total                                       $152,536     -     $(682)   $151,854
                                             =======    ==       ===     =======


     Of the $682 of unrealized loss as of December 31, 2004, $36 has been in an unrealized loss position for greater than a year. All of the securities are available for immediate sale and have been classified as short-term. In fiscal year 2004, the Company sold approximately $428,500 of these securities. The following table summarizes the contractual maturities of debt securities at December 31, 2004:
                                                                        FAIR
                                                      COST              VALUE
                                                      ----              -----
Less than one year                                   $93,907          $93,250
Due in 1-2 years                                           -                -
Due in 2-5 years                                       3,592            3,594
Due after 5 years                                     55,037           55,010
                                                      ------           ------
Total                                               $152,536         $151,854
                                                     =======          =======

NOTE 3 - INVESTMENTS:

     The Company holds investments in New River Pharmaceuticals Inc. ("New River"), Advancis Pharmaceutical Corporation ("Advancis") and Abrika Pharmaceuticals, LLLP ("Abrika"). The Company assesses whether temporary or other-than-temporary gains or losses on its investments have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investments are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic(R), marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson that according to the Company's marketing estimates achieved U.S. sales of more than $1.0 billion in 2004. The Company is required to pay up to $9,000 to Abrika at the time of the commercial launch of this product subject to the attainment of certain profit targets. The Company also holds a convertible promissory note for principle of $3,000 plus interest accruing at 8.0% annually for money loaned to Abrika. Because Abrika is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than-temporary.

     The Company purchased 875 shares of common stock of New River on August 5, 2004 in its initial public offering for $8 per share. The Company's investment of $7,000 represented an ownership position of 4.9% of the outstanding common stock of New River. New River, based in Radford, Virginia, is a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs, including amphetamines and opioids. As of December 31, 2004, the fair value of the Company's investment in New River was $13,090, based on the market value of the common stock of New River at that date. To date, the Company has recorded unrealized gains on this investment of $6,090, with a corresponding credit of $3,715 to accumulated other comprehensive gains and $2,375 to deferred income taxes.

     The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment represented an ownership position of 4.4% of the outstanding common stock of Advancis. As of December 31, 2004, the fair value of the Company's investment in Advancis was $3,820, based on the market value of the common stock of Advancis at that date. To date, the Company has recorded net unrealized losses on this investment of $6,180, with corresponding charges of $3,770 to accumulated other comprehensive losses and $2,410 to deferred income taxes.


NOTE 4 - ACCOUNTS RECEIVABLE:
                                                      DECEMBER 31,  DECEMBER 31,
                                                         2004           2003
                                                         ----           ----
Gross trade accounts receivable                        $294,030      $296,279
Allowances for rebates and chargebacks                  102,607        99,391
                                                        -------        ------
Trade accounts receivable, net of customer rebates
  and chargebacks                                       191,423       196,888
Other accounts receivable                                     -         1,176
                                                        -------       -------
                                                        191,423       198,064
Allowances:
  Doubtful accounts                                       1,847         1,756
  Returns                                                23,392        13,256
  Price adjustments and allowances                       17,077        25,345
                                                         ------        ------
                                                         42,316        40,357
                                                         ------        ------
Accounts receivable,
  net of allowances                                    $149,107      $157,707
                                                       ========       =======

     At the time the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to gross revenues, with corresponding adjustments to the accounts receivable allowances.

     Customer rebates are price reductions that generally are provided to customers as an incentive for them to continue to carry the Company's products or substitute the Company's products for competing products to be sold through the customers' distribution channels. This incentive is generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period.

     Chargebacks are given to the wholesale customer for product it resells to specific healthcare providers on the basis of prices negotiated between the Company and the providers. Chargeback credits are issued to wholesalers for the difference between the Company's invoice price and the contract price through which the wholesaler resells the product.

     The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company generally will accept returns of products from any customer and will give such customer a credit for such return provided such product is returned within six months prior to, and until 12 months following, such product's expiration date,
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer and
(iv) generally the Company will not accept returns of products if such products cannot be resold, unless the reason that such products cannot be resold is that the expiration date has passed.

     Price adjustments include terms discounts, sales promotions and shelf-stock adjustments. Term discounts are given to customers that pay within a specific period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company's products or for the customer to substitute the Company's products for competing products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to secure or maintain a certain market share. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

     Due to competitive factors, the Company may also provide for price protection. The Company will generally offer price protection for sales of new generic drugs for which its market exclusivity period has expired or with respect to products for which it anticipates significant price erosion through increases in competition. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period or at the time of a price decrease. Such price protection plans, which are common in the Company's industry, are given through lower contract pricing at the wholesalers, which could result in an increased chargeback per unit on existing inventory levels, or through shelf-stock adjustments. At December 31, 2004, 2003 and 2002, the Company did not have any material price protection reserves but had issued significant price protection credits and had generally lowered contract pricing throughout fiscal year 2004 due to competition on its key products.

     The following summarizes the activity for the years ended December 31, 2004 and 2003 in the accounts affected by the accruals described above:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
RESERVES FOR REBATES AND CHARGEBACKS:                 2004              2003
-------------------------------------                 ----              ----
Balance, beginning of the period                    $(99,391)        $(76,751)
Provision recorded                                  (628,130)        (358,265)
Credits processed                                    624,914          335,625
                                                     -------          -------
Balance, end of the period                         $(102,607)        $(99,391)
                                                     =======           ======

RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,
  PRICE ADJUSTMENTS AND OTHER ALLOWANCES:             2004              2003
  ---------------------------------------             ----              ----
Balance, beginning of the period                    $(40,357)        $(36,257)
Provision recorded                                  (204,636)        (119,761)
Credits processed                                    202,677          115,661
                                                     -------          -------
Balance, end of the period                          $(42,316)        $(40,357)
                                                      ======           ======


 MAJOR CUSTOMERS:
     The Company's top four customers by sales volume accounted for approximately 15%, 13%, 13% and 9% of net sales in fiscal year 2004, 17%, 13%, 11% and 11% of net sales in fiscal year 2003 and 17%, 16%, 15% and 10% of net sales in fiscal year 2002.

     The amounts due from these four customers accounted for approximately 18%, 14%, 10% and 7% of the accounts receivable balance at December 31, 2004 and 19%, 17%, 16% and 9% of the accounts receivable balance at December 31, 2003.

NOTE 5 -INVENTORIES, NET:
                                                   DECEMBER 31,   DECEMBER 31,
                                                       2004           2003
                                                       ----           ----
Raw materials and supplies, net                       $30,773       $21,551
Work in process, net                                   11,041         7,166
Finished goods, net                                    45,021        37,996
                                                       ------        ------
                                                      $86,835       $66,713
                                                       ======        ======

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2004           2003
                                                        ----           ----
 Land                                                   $1,892        $2,231
 Buildings                                              22,660        26,445
 Machinery and equipment                                40,594        30,359
 Office equipment, furniture and fixtures                5,866         3,420
 Computer software and hardware                         19,905        11,851
 Leasehold improvements                                  8,032         4,052
                                                         -----         -----
                                                        98,949        78,358
 Less accumulated depreciation and amortization         32,307        31,545
                                                        ------        ------
                                                       $66,642       $46,813
                                                        ======        ======

     Depreciation and amortization expense related to the property, plant and equipment was $7,229, $3,896 and $3,183, respectively, for the years ended December 31, 2004, 2003 and 2002. In March 2004, the Company sold the Congers Facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812. The facility of approximately 33,000 square feet was located on six acres in Congers, New York (the "Congers Facility").


NOTE 7 - INTANGIBLE ASSETS, NET:
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2004         2003
                                                          ----         ----
FSC Laboratories Agreement                               $15,000        $    -
Trademark licensed from BMS                                5,000         5,000
BMS Asset Purchase Agreement, net of accumulated
    amortization of $4,736 and $3,064                      6,964         8,636
Product License fees, net of accumulated amortization
    of $3,480 and $1,135                                   7,525         9,170
Genpharm Distribution Agreement, net of accumulated
    amortization of $4,694 and $3,972                      6,139         6,861
Intellectual property, net of accumulated amortization
    of $2,071 and $1,202                                   7,234         5,378
Genpharm Profit Sharing Agreement, net of accumulated
    amortization of $2,500 and $1,981                          -           519
Other intangible assets, net of accumulated
    amortization of $191, and $0                           3,629             -
                                                           -----         -----
                                                         $51,491       $35,564
                                                          ======        ======

     Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property. The values of the distribution rights, pursuant to agreements with Bristol-Myers Squibb Company ("BMS") and Genpharm, Inc. ("Genpharm"), are capitalized and amortized on a straight-line basis over the products' estimated useful lives of seven to 15 years. The values of the product license fees, the Genpharm Profit Sharing Agreement, the FSC Laboratories, Inc. ("FSC") Agreement and the trademark licensed from BMS are, or will be, amortized, beginning in the period in which the product or products are brought to market, over the estimated useful life in which the related cash flows are generated. The values of the intellectual property, consisting of trademarks, patents, product and core technology, and research contracts acquired in the purchases of FineTech and Kali, are amortized on a straight-line basis over their estimated useful lives of six to ten years. All capitalized costs are subject to periodic impairment testing. The Company's intangible assets included on its consolidated balance sheets at December 31, 2004 include the following:

     In December 2004, the Company entered into an agreement with FSC and purchased the New Drug Application ("NDA") for Isoptin(R) SR for $15,000. The Company and FSC have entered into an economic sharing agreement related to sales of Isoptin(R) SR and other verapamil hydrochloride sustained release products.

     Par entered into an agreement with Mead Johnson & Company ("Mead") and BMS, dated August 6, 2003, to license the use of the Megace(R) trade name in connection with a potential new product being developed by Par in exchange for $5,000 paid by the Company in August 2003. Under the terms of the agreement, Par provided BMS funding of approximately $400 in fiscal year 2003 to support BMS's active promotion of Megace O/S(R) (megestrol acetate oral suspension), which was expensed as incurred, and provided an additional $500 in fiscal year 2004 to help retain its brand awareness among physicians.

     In March 2002, the Company entered into an agreement with BMS (the "BMS Asset Purchase Agreement") and acquired the United States rights to five of BMS's brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension and buspirone and paid BMS $1,024 in March 2002 and $1,025 in April 2003. The Company determined the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years which began in March 2002. The amortization is included as a non-cash charge to cost of goods sold.

     In April 2002, the Company entered into an agreement (the "Genpharm 11 Product Agreement") with Genpharm, a Canadian subsidiary of Merck KGaA, to expand its strategic product partnership. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000 in the second quarter of 2002, included in intangible assets as product license fees, for two products, loratadine 10 mg tablets (Claritin(R)) and mirtazapine tablets (Remeron(R)), both of which were brought to market in fiscal year 2003. The Company is marketing one of the products and receives a royalty on sales of the other product, which is being sold by another company.

     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group ("Breath") to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain United States territories while Breath has the rights to all worldwide markets outside of the United States and such territories. As a result of this agreement, Par filed an Abbreviated New Drug Application ("ANDA") for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par's generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par. The Company and Pharmacia are currently in litigation over patent infringement in regards to latanoprost (see "Note 15 - Commitments, Contingencies and Other Matters-Legal Proceedings"). Pursuant to this agreement, Par made payments of $2,500 in fiscal year 2001 and $2,500 in the first quarter of fiscal year 2002 to Breath, which amounts are included in intangible assets as product license fees.

     In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000 in fiscal years 2000 and 2001, which is included in intangible assets as product license fees, for a completed process together with its technology transfer package and patent. The Company subsequently purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman, who is a director of the Company. In addition, Dr. Gutman is entitled to royalties on gross profits from sales of several other products pursuant to agreements made with FineTech prior to the Company's acquisition.

     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company's Common Stock to Merck KGaA, through its subsidiary EMD, Inc. ("EMD" formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive United States distribution rights to a set of products covered by a distribution agreement with Genpharm (the "Genpharm Distribution Agreement") (see "Note 10 - Distribution and Supply Agreements-Genpharm, Inc."). The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders' equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, "Accounting for Income Taxes." The aggregate amount of $10,833 assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years beginning in the third quarter of fiscal 1998. The amortization is included as a non-cash charge in selling, general and administrative expenses.

     The Company recorded amortization expense related to intangible assets of $6,317, $6,235 and $2,592 respectively, for fiscal years 2004, 2003 and 2002.
Amortization expense related to the intangible assets currently being amortized and the FSC agreement is expected to total approximately $7,959 in 2005, $8,131 in 2006, $6,701 in 2007, $5,960 in 2008, $4,197 in 2009 and $6,544 thereafter.

Intangible assets not being amortized were the FSC agreement of $15,000 at December 31, 2004, and product license fees of $6,999 and a trademark licensed from BMS of $5,000 at December 31, 2004 and December 31, 2003. These assets are not currently being amortized because they have not begun to contribute to the Company's cash flows, however, the Company will begin to amortize them over their useful lives as they begin to contribute.


NOTE 8 - ACQUISITIONS:

KALI
     On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,861 in cash and warrants to purchase 150,000 shares of the Company's common stock valued at $2,530. The former Kali stockholders are entitled to up to an additional $10,000 if certain product-related performance criteria are met over the next four years. As of December 31, 2004, the former Kali stockholders had earned $2,500 of these contingent payments and the Company recorded this amount as additional goodwill on the accompanying balance sheet. The Company paid the $2,500 in January 2005. The acquisition did not require the approval of the Company's stockholders. The Company acquired the physical facilities, acquired in-process research and development and intellectual property of Kali and retained all of its 59 employees. The acquisition of Kali expands the Company's research and development capabilities and provides additional sustained-release technology and oral disintegrating tablet technology.

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

     The unaudited condensed consolidated pro forma statements of operations data were prepared by combining the Company's statement of operations for the years ended December 31, 2004, 2003 and 2002 with Kali's statements of operations for the same periods, giving effect to the acquisition as if it had occurred on January 1, 2002. The unaudited condensed consolidated pro forma statements of operations do not give effect to any restructuring costs or any potential cost savings or other operating efficiencies that could result from the acquisition.


          Condensed Consolidated Pro Forma Statement of Operations Data

                                                FISCAL YEARS ENDED DECEMBER 31,
                                                -------------------------------

                                                        2004           2003
                                                        ----           ----
Total revenue                                         $690,800       $662,695
Net income                                             $26,170       $121,125
Net income per basic share of common stock               $0.77          $3.62
                                                          ====           ====
Net income per diluted share of common stock             $0.75          $3.50
                                                          ====           ====


     The purchase price was allocated to the assets and liabilities of Kali based on the Company's determination of fair value. The following table sets forth the allocation of the purchase price:

                  Current assets                                       $2,513
                  Property, plant and equipment                         3,224
                  Receivable from VGS Holdings, Inc.                    2,688
                  Deferred income tax assets                              897
                  Intellectual property                                 2,725
                  Other intangible assets                               3,820
                  In-process research and development                  84,000
                  Goodwill                                             53,257
                                                                       ------
                    Total assets acquired                             153,124
                  Current liabilities                                   5,233
                                                                        -----
                    Total liabilities assumed                           5,233
                                                                        -----
                  Net assets acquired                                $147,891
                                                                      =======

     In accordance with SFAS 142, the goodwill will not be amortized, but will be tested at least annually for impairment using a fair value approach.

     The Company's acquisition of Kali is consistent with its long-term strategy to supplement internal growth with acquisitions, joint ventures and product licensing agreements. The Company performed a complete evaluation of Kali as an operating business, including all of the assets acquired and liabilities assumed. Based on this evaluation the Company identified and valued all tangible and intangible assets acquired and liabilities assumed and recorded the difference between the purchase price and the aggregate of these net values as goodwill. The Company valued and classified the technology assets, including the additional sustained-release technology and oral disintegrating tablet technology acquired from Kali, on a product-by-product basis as either core/developed or in-process based on the stage of development that the product was in at the time of acquisition.

     The core/developed technology, capitalized as intellectual property, was valued product-by-product for an aggregate value of $2,725. This intellectual property includes the value of six products that had completed the final approval stage, including the approval process with the FDA and the Company's assessments of patent issues and batch-size compatibility.

     The acquired in-process research and development, valued at $84,000 and written off in third quarter 2004, included the valuation of 29 products where there was a material investment made in the research and development activities relating to them and a set amount of development work had been completed in respect of them. The most significant of these products was tramadol/APAP (Ultracet(R)), valued at $30,000. Of the remaining products, no single product was valued at more than $4,900. The development work on 16 of these products was considered complete and ANDAs for 14 of the products were filed with the FDA; however, the value of the products was expensed, consistent with the Company's accounting policies, as disclosed in "Note-1-Summary of Significant Accounting Polices" and in accordance with FASB No. 2, "Accounting for Research and Development Costs", because such products have not yet been approved.

     All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capability of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

     The Company also acquired a favorable leasehold interest it valued at $3,820 as part of the Kali acquisition. Kali leases, with a purchase option, a 45,000-square foot manufacturing facility located in Somerset, New Jersey. The building is subject to a triple net lease between VGS Holdings, Inc. ("VGS") and Kali that terminates on June 9, 2006. VGS is owned by the former owners of Kali and one former owner is now an employee of the Company. On June 10, 2004, the lease was assigned to Par. Because the rent under the lease was below market value, the Company determined the value of the net rental benefit to be $3,820, which was recorded in other intangible assets in the third quarter 2004. That value was determined as the net present fair value of the difference between the current market rental rate for a similar facility and the contract rent.


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

  ADVANCIS PHARMACEUTICAL CORPORATION:
     In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000 which was charged to research and development expense in fiscal year 2004, and Par will fund future development of $19,000 through fiscal year 2005. Advancis agreed to grant Par the exclusive right to sell and distribute the product and the co-exclusive right to market the product. In addition, the parties signed an amendment to this agreement in December 2004. The amendment adds a new formulation of amoxicillin to treat otitis media in pediatrics to the original agreement. Advancis will be responsible for the development and manufacture of the products and the two parties have agreed to share in marketing expenses and profits equally if the products are successfully developed and brought to market.

  NORTEC DEVELOPMENT ASSOCIATES, INC.:
     Par and Nortec Development Associates, Inc. (a Glatt company) ("Nortec") entered into an agreement, dated October 22, 2003, pursuant to which the two companies have agreed to develop additional products that are not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par is obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by the Company in fiscal year 2003, $1,000 was paid in fiscal year 2004 and $500 was paid in January 2005. On or before October 15, 2005, Par will have the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first 50% of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par's acquisition, if any, of Nortec.

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

     Pursuant to the May 2002 and June 2002 agreements with Nortec, the Company made non-refundable payments totaling $1,000, which were charged to research and development expenses in fiscal year 2002. The Company also agreed to pay a total of $800 in various installments related to the achievement of certain milestones in the development of the two potential products and $600 for each product on the day of the first commercial sale. In addition to these payments, the Company has agreed to pay Nortec a royalty on net sales of the products, as defined in the agreements.

AVEVA DRUG DELIVERY SYSTEMS INC. (FORMERLY ELAN TRANSDERMAL TECHNOLOGIES, INC.):
     In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) ("Aveva"), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim's Catapres TTS(R). Aveva filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product's formulation patent, which expired in May 2003. Under the agreement, Aveva is responsible for the development and manufacture of the products, while Par is responsible for their marketing, sales and distribution. Par has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Aveva $1,167 and $833, respectively, in fiscal years 2001 and 2002, which was charged to research and development expenses. In addition, Par has agreed to pay to Aveva $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.


NOTE 10 - DISTRIBUTION AND SUPPLY AGREEMENTS:

     The Company enters into marketing and license agreements with third parties to market new products and technologies in an effort to broaden its product line. To date, the Company has entered into and is selling product through several of these agreements. The Company believes that the following agreements are those that are the most significant to its business.

  SMITHKLINE BEECHAM CORPORATION:
     Par and GlaxoSmithKline Inc. ("GSK") and certain of its affiliates entered into a license and supply agreement (the "GSK Supply Agreement"), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States, including the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par's net sales of the product, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend Par's right to distribute paroxetine if at any time another generic version of Paxil(R) is not being marketed.

  PENTECH PHARMACEUTICALS, INC.:
     In November 2002, the Company amended its agreement (the "Pentech Supply and Marketing Agreement") with Pentech Pharmaceuticals, Inc. ("Pentech"), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 are fully creditable against future profit payments to Pentech. The Company had agreed to reimburse Pentech for costs associated with the project of up to $1,300. In fiscal year 2003, the Company paid Pentech $771 of these costs, which were charged to research and development expenses as incurred. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company and Pentech are currently in litigation regarding a dispute over the gross profit share amount.

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

  GENPHARM, INC.:
     Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain United States territories to approximately 40 generic pharmaceutical products. To date, 22 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are seven ANDAs for potential products (two of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.

     The Company and Genpharm entered into a distribution agreement (the "Genpharm Additional Product Agreement"), dated November 27, 2000, pursuant to which Genpharm has granted the Company exclusive distribution rights within the United States and certain other United States territories with respect to five generic pharmaceutical products not included in the Company's other distribution agreements with Genpharm. To date, two of such products have obtained FDA approval and are currently being marketed by Par. Currently, there is one ANDA for a potential product that is covered by the Genpharm Additional Product
Agreement pending with, and awaiting approval from, the FDA. The remaining products are either being developed or have been identified for development. Genpharm and the Company are sharing the costs of developing the products and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales made by the Company of products included in the Genpharm Additional Product Agreement.

  PAYABLES DUE TO DISTRIBUTION AGREEMENT PARTNERS:
     Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits as defined in each agreement. As of December 31, 2004 and 2003, the Company had payables due to distribution agreement partners of $40,149 and $88,625, respectively. The decrease was related primarily to lower sales of products sold under these distribution agreements, particularly amounts owed to GSK in respect of paroxetine.


NOTE 11 - SHORT-TERM AND LONG-TERM DEBT:

SHORT-TERM DEBT

     The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of December 31, 2004 and 2003, the Company had recorded $4,142 and $4,633, respectively, as short-term debt related to financing these insurance premiums.

LONG-TERM DEBT
                                                  DECEMBER 31,      DECEMBER 31,
                                                      2004              2003
                                                      ----              ----
Senior subordinated convertible notes (a)           $200,000         $200,000
Other (b)                                                481              333
                                                         ---              ---
                                                     200,481          200,333
Less current portion                                    (206)            (122)
                                                         ---              ---
                                                    $200,275         $200,211
                                                     =======          =======

(a) Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into Common Stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. It is the Company's current intention to satisfy the Company's obligation upon a conversion of the notes in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

(b)  Includes primarily amounts due under capital leases for computer equipment.

     Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $206 in 2005, $207 in 2006, and $68 in 2007. In addition, the Company has senior subordinated convertible notes in the aggregate principal amount of $200,000 that will mature on September 30, 2010, unless earlier converted or repurchased.

     During fiscal years 2004, 2003 and 2002, the Company incurred interest expense of $5,917, $1,606 and $148, respectively. Interest accrued on the senior subordinated convertible notes since September 30, 2004 is payable on March 30, 2005.


NOTE 12 - EARNINGS PER SHARE:

     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                 2004              2003              2002
                                                 ----              ----              ----
NET INCOME                                      $29,246         $122,533           $79,454
Basic:
Weighted average number of common
  shares outstanding                             34,142           33,483            32,337
                                                 ------           ------            ------

Net income per share of common stock              $0.86            $3.66             $2.46
                                                   ====             ====              ====

Assuming dilution:
Weighted average number of common
  shares outstanding                             34,142           33,483            32,337
Effect of dilutive options                          731            1,155               714
                                                    ---            -----               ---
Weighted average number of common and common
   equivalent shares outstanding                 34,873           34,638            33,051
                                                 ------           ------            ------

Net income per share of common stock              $0.84            $3.54             $2.40
                                                   ====             ====              ====

     Outstanding options and warrants of 1,479, 175 and 2,298 as of December 31, 2004, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market price of the Common Stock during the respective years and would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes were not included in the computation of diluted earnings per share as of December 31, 2004. The warrants are exercisable for an aggregate of 2,253 shares of Common Stock at an exercise price of $105.20 per share.


NOTE 13 - STOCKHOLDERS' EQUITY:

  PREFERRED STOCK:
     In 1990, the Company's stockholders authorized 6,000 shares of preferred stock, par value $.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Company's board of directors (the "Board") may determine at the time of issuance. At December 31, 2004 and 2003, the Company did not have preferred stock issued and outstanding.

  DIVIDEND:
     The Company did not pay any dividends to holders of its Common Stock in fiscal years 2004, 2003 and 2002.

COMPREHENSIVE INCOME:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             2004             2003             2002
                                                             ----             ----             ----
 Net income                                                 $29,246         $122,533           $79,454

 Other comprehensive gains (losses):
   Defined benefit pension plan                                (100)            (118)                -
   Unrealized gain (loss) on marketable securities,
     net of tax                                               1,084           (1,555)                -
                                                              -----            -----
     Other comprehensive losses                                 984           (1,673)                -
                                                             ------            -----            ------

 Comprehensive income                                       $30,230         $120,860           $79,454
                                                             ======          =======            ======

TREASURY STOCK:
     In April 2004, the Board authorized the repurchase of up to $50,000 of the Company's Common Stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common Stock acquired through the repurchase program is and will be available for general corporate purposes. At December 31, 2004, the Company had repurchased 844 shares of its Common Stock for approximately $32,026 pursuant to the program.

PURCHASED CALL OPTIONS:
     Concurrently with the sale of the subordinated convertible notes described above, the Company purchased call options on its Common Stock (the "purchased call options") designed to mitigate the potential dilution from conversion of the convertible notes. Under the terms of the purchased call options, the Company has the right to purchase from an affiliate of one of the initial purchasers (the "counterparty") at a purchase price of $88.76 per share the aggregate number of shares that the Company would be obligated to issue upon conversion of the convertible notes, which is a maximum of 2,253 shares. The
Company  has  the  option  to  settle  the  purchased   call  options  with  the
counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $88.76 per share. The cost of the purchased call options of $49,368 was charged to additional paid-in-capital on the Company's consolidated balance sheets. The cost of the purchased call options was partially offset by the sale of warrants (the "sold warrants") to acquire shares of the Common Stock to the counterparty with which the Company entered into the purchased call options. The sold warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share. The sold warrants may be settled, at the Company's option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $105.20 per share. The gross proceeds from the sold warrants of $32,563 were recognized as additional paid-in-capital on the Company's consolidated balance sheets. The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected and the convertible notes are converted at a time when the market price of the Common Stock exceeds $88.76 per share. If the market price of the Common Stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there would be dilution from the conversion of the convertible notes to the extent that the then market price per share of the Common Stock exceeds $105.20 at the time of conversion.

  EMPLOYEE STOCK PURCHASE PROGRAM:
     The Company maintains an Employee Stock Purchase Program (the "Program"). The Program is designed to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000 shares of Common Stock have been reserved for sale to employees under the Program. Employees purchased 12 and 8 shares in fiscal years 2004 and 2003, respectively. At December 31, 2004, 793 shares remain available for issuance and sale under the Program.

STOCK OPTIONS:
     The following is a summary of stock option activity in each of the periods as indicated:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                      2004                      2003                       2002
                                      ----                      ----                       ----
                                        WEIGHTED                     WEIGHTED                   WEIGHTED
                                         AVERAGE                      AVERAGE                    AVERAGE
                                        EXERCISE                     EXERCISE                   EXERCISE
                             SHARES      PRICE            SHARES      PRICE           SHARES     PRICE
                             ------      -----            ------      -----           ------     -----
Outstanding at
  beginning of year           3,376     $28.83             3,764      $23.04           3,754    $18.88
Granted                       1,382      56.30             1,242       38.38             891     23.99
Exercised                      (385)     23.24            (1,506)      22.56            (761)     3.26
Canceled/Surrendered           (156)     44.81              (124)      24.69            (120)    25.38
                                ---                          ---                         ---
Outstanding at
  end of year                 4,217      37.78             3,376       28.83           3,764     23.04
                              =====                        =====                       =====

     At December 31, 2004, 2003 and 2002, exercisable options amounted to 1,232, 463 and 931, respectively. The weighted average exercise prices of the options for these periods were $29.89, $24.18 and $20.23, respectively. Exercise price ranges and additional information regarding the 4,217 options outstanding at December 31, 2004 follows:

                                                                            EXERCISABLE OPTIONS
                            OUTSTANDING OPTIONS                             -------------------
   EXERCISE       NUMBER     WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER     WEIGHTED AVERAGE
 PRICE RANGE    OF OPTIONS   EXERCISE PRICE        REMAINING LIFE      OF OPTIONS    EXERCISE PRICE
 -----------    ----------   --------------        --------------      ----------    --------------
      $2.25          26            $2.25             2.8 years            26           $2.25
 $4.13 to $5.69     124            $5.19             5.5 years            72           $5.25
      $7.63         210            $7.63             6.0 years            67           $7.63
$21.65 to $31.70  2,231           $29.29             6.0 years           876          $29.89
$33.80 to $48.75    412           $39.57             8.8 years           137          $43.34
$53.40 to $72.54  1,214           $62.10             8.6 years            54          $69.55

     In fiscal year 2004, the Company's stockholders approved the 2004 Performance Equity Plan (the "2004 Plan"). The 2004 plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of the Company or others. The 2004 Plan became effective on April 8, 2004 and will continue until April 8, 2014 unless terminated sooner. The Company has reserved 1,433 shares of Common Stock for issuance of stock options and reserved an additional 350 shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years. In fiscal year 2004, the Company issued 45 restricted shares of Common Stock to an employee and two restricted stock units to a director. The restricted stock and the restricted stock units vest over four years. The Company recorded $239 of compensation expense in fiscal year 2004 related to the restricted stock and restricted stock units.

     In fiscal year 2001, the Company's stockholders approved the 2001 Performance Equity Plan (the "2001 Plan"), which was subsequently amended at the Company's 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless earlier terminated. Pursuant to the 2004 Plan, the Company decreased the shares of Common Stock reserved for issuance under the 2001 Plan to 4,917. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.

     In fiscal year 2000, the Board adopted the 2000 Performance Equity Plan (the "2000 Plan"), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company has reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms ae determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.

     In fiscal year 1998, the Company's stockholders approved the 1997 Directors' Stock Option Plan (the "1997 Directors' Plan"), which was subsequently amended at the 2003 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors' Plan became effective October 28, 1997 and will continue until October 28, 2013 unless earlier terminated. Options granted under the 1997 Directors' Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed "for cause" as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors' Plan is ten years. Pursuant to the amendment, the Company increased the number of shares of Common Stock for issuance under the 1997 Directors' Plan to 650 and extended the expiration date of the 1997 Directors' Plan from October 28, 2007 to October 28, 2013.

     Under all the stock option plans, the stock option exercise price of all the option grants equaled the market price on the date of grant. At December 31, 2004 and 2003, options for 1,485 and 1,911 shares, respectively, were available for future grant under the Company's various stock option plans. In addition, At December 31, 2004, 353 restricted stock and restricted stock units were available for future grant.

     As permitted under SFAS No. 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS No. 123, as amended by SFAS No. 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that Standard. The fair value of the options granted during each of the years ended December 31, 2004, 2003 and 2002 were estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:


                                          FOR THE YEARS ENDED DECEMBER 31,
                                      2004              2003             2002
                                      ----              ----             ----
Risk-free interest rate               3.9%              4.0%             4.3%
Expected term                       4.9 years         4.8 years        5.5 years
Expected volatility                   60.1%             61.2%            68.6%

     It is assumed that no dividends will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2004, 2003, and 2002 were $31.33, $24.04 and $14.89, respectively.

     In February 2005, the Company accelerated the vesting on 820 outstanding, non-vested stock options that represented all awards with per share exercise prices exceeding $60. The fair value of these options using the Black-Scholes stock option pricing model and the Company's stock option assumptions at the date of their grant was approximately $27,869. This action will cause an increase in pro forma compensation expense in the first quarter of 2005. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of the revision to SFAS 123 which will be effective for the Company in the third quarter of 2005. Over the last 15 years the closing price of the stock has traded above $60 for only 118 days in 2004 and 2003. The Company believes the $27,869 of value assigned to these options is inappropriate considering the historical price chart and the current trading price of the stock which is substantially below the exercise price.

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

     To implement the rights plan, the Board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004. The rights will be distributed as a non-taxable dividend and will expire on October 27, 2014. The rights will be evidenced by the underlying Company Common Stock, and no separate preferred stock purchase rights certificates will presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of the Company's Common Stock.

     If a person or group acquires or commences a tender offer for 15% or more of the Company's Common Stock, each holder of a right, except the acquirer, will be entitled, subject to the Company's right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of the Company's newly-created Series A Junior Participating Preferred Stock, or the number of shares of the Company's Common Stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of the Company's Common Stock on the date of the occurrence of such an event. The Board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person or group acquires 15% or more of the Company's Common Stock.


NOTE 14 - INCOME TAXES:

     The components of the Company's provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   2004             2003             2002
                                                   ----             ----             ----
Current income tax provision:
  Federal                                         $54,755          $66,915           $43,682
  State                                             8,052           10,528             6,072
                                                    -----           ------             -----
                                                   62,807           77,443            49,754
                                                   ------           ------            ------

Deferred income tax provision (benefit):
  Federal                                         (40,059)             581               938
  State                                            (5,891)              86               107
                                                   ------               --               ---
                                                  $16,857          $78,110           $50,799
                                                   ======           ======            ======

Deferred tax assets and (liabilities) as of December 31, 2004 and 2003 are as follows:

DEFERRED TAX ASSET, NET:
                                                  DECEMBER 31,      DECEMBER 31,
                                                      2004              2003
                                                      ----              ----
Current deferred assets:
         Accounts receivable                         $45,336          $28,559
         Inventories                                   4,288            2,152
         Accrued expenses                                476            1,768
         Purchased call options                        2,350            1,689
         Other                                           130              305
                                                         ---              ---
                                                      52,580           34,473
                                                      ------           ------

       Non-current deferred assets:
         Purchased call options                       14,142           16,496
         Investments                                     301              975
         Asset impairment reserve                         34              381
         Research and development expenses               377              377
         BMS asset purchase agreement                    985              637
         Advancis payment                              1,755                -
         Other options                                 1,932                -
         Kali intangible assets                       30,804                -
         Kali deferred income                            897                -
         Other                                           783              988
                                                         ---              ---
                                                      52,010           19,854
                                                      ------           ------

       Deferred tax assets                           104,590           54,327
                                                     -------           ------

       Deferred liabilities:

         Fixed assets                                 (7,570)          (1,674)
         Genpharm distribution agreement              (2,394)          (2,676)
         FineTech intangible assets                      437           (1,105)
         Other                                           (18)               -
                                                         ----               -
                                                      (9,545)          (5,455)
                                                      ------            -----
       Net deferred tax asset                        $95,045          $48,872
                                                      ======           ======

     The exercise of stock options in fiscal years 2004 and 2003, respectively, resulted in tax credits of $7,136 and $12,616 which were recorded to additional paid-in capital.

     The table below provides a reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

                                          FOR THE YEARS  ENDED  DECEMBER  31,
                                             2004       2003         2002
                                             ----       ----         ----

Federal statutory tax rate                    35%        35%          35%
State tax - net of federal benefit             4          4            4
Other (permanent items)                       (2)         -            -
                                              ---         -            -

Effective tax rate                            37%        39%          39%
                                              ==         ==           ==


NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

  LEASES:

     At December 31, 2004, the Company had minimum rental commitments aggregating $22,076 under non-cancelable operating leases expiring through fiscal year 2014. Amounts payable thereunder are $3,357 in 2005, $3,369 in 2006, $3,038 in 2007, $3,010 in 2008, $3,009 in 2009 and $6,293 thereafter. Rent expense charged to operations in fiscal years 2004, 2003 and 2002 was $3,054, $2,820 and $1,513, respectively.

  RETIREMENT PLANS:
     The Company has a Retirement Savings Plan (the "Retirement Savings Plan") whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee. Participants in the Retirement Savings Plan become vested with respect to 20% of the Company's contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. The Company's provisions for this plan and the defined benefit plan discussed below were $2,974 in fiscal year 2004, $2,567 in fiscal year 2003 and $1,895 in fiscal year 2002. In fiscal year 1998, the Company merged a defined contribution social security integrated retirement plan into the Retirement Savings Plan. In February 2005, 2004 and 2003, respectively, the Company made discretionary contributions to the Retirement Savings Plan of approximately $2,057 for Plan year 2004, $2,000 for Plan year 2003 and $1,500 for Plan year 2002.

     The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. For fiscal year 2005, the contribution is estimated to be $22. The measurement date of November 1 is used to value the assets and liabilities each year.

     The primary investment objectives of the Pension Plan are: (i) to obtain a reasonable long-term return consistent with the level of risk assumed (specific return objectives may include fund performance that exceeds the rate of inflation, the assumed actuarial discount rate and/or the total fund policy return, which is typically defined as the return of a passively managed benchmark comprised of the target portfolio weights to each asset class); (ii) to control the cost of funding the Pension Plan within prudent levels of risk through the investment of Pension Plan assets; and (iii) to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the investment return to the Pension Plan consistent with market and economic risk.

     The majority of the Pension Plan assets are invested in short-term, high quality debt securities including money market funds, stable value funds and guaranteed interest arrangements. The fair value of the assets of the Pension Plan at December 31, 2004 and 2003 are set forth in the table below.

                                           DECEMBER 31,      DECEMBER 31,
                                               2004              2003
                                               ----              ----
Equity securities                               $287             $243
Debt securities                                1,867            1,894
                                               -----            -----
Total assets                                  $2,154           $2,137
                                               =====            =====

     Net pension expense for fiscal years 2004, 2003 and 2002 included the components set forth in the table below.

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                   2004      2003       2002
                                                   ----      ----       ----
Interest cost                                      $124      $130       $125
Expected return on Pension Plan assets             (135)     (135)      (216)
Net amortization and deferral asset gain              -         -         78
Amortization of initial unrecognized transition
  obligation                                         52        51         51
                                                     --        --         --
Net pension expense                                 $41       $46        $38
                                                     ==        ==         ==

     The weighted-average assumptions used to determine benefit obligations for the Pension Plan at December 31, 2004 and 2003 included discount rates of 5.50% and 5.75%, respectively. The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 included discount rates of 5.75%, 6.5%, and 6.25%, respectively, and the expected long-term rates of return on plan assets of 6.5%, 6.5% and 7%, respectively.

     The following provides a reconciliation of the Pension Plan's benefit obligations, assets and funded status.

                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                      2004              2003
                                                                                      ----              ----
CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at the beginning of the year                                $2,228           $2,063
       Interest cost                                                                     124              130
       Actuarial loss                                                                     96              176
       Benefits paid                                                                    (139)            (141)
                                                                                         ---              ---
       Benefit obligation at the end of the year                                      $2,309           $2,228
                                                                                       =====            =====

CHANGE IN PLAN ASSETS
       Fair value of Pension Plan assets at the beginning of the year                 $2,137           $2,148
       Actual return on assets                                                           131              118
       Employer contributions                                                             25               12
       Benefits paid                                                                    (139)            (141)
                                                                                         ---              ---
       Fair value of Pension Plan assets at the end of the year                       $2,154           $2,137
                                                                                       =====            =====

FUNDED STATUS OF PLAN
       Under funded status                                                            $ (154)            $(91)
       Unrecognized net actuarial loss                                                   217              118
       Unrecognized transition obligation                                                177              229
                                                                                         ---              ---
       Net amount recognized                                                            $240             $256
                                                                                         ===              ===

       Amounts recognized in the consolidated balance sheets consist of:
                                                                                  December 31,      December 31,
                                                                                      2004              2003
                                                                                      ----              ----
       Accrued benefit cost                                                            $(154)            $(91)
       Intangible assets                                                                 176              229
       Accumulated other comprehensive loss                                              218              118
                                                                                         ---              ---
       Net amount recognized                                                            $240             $256
                                                                                         ===              ===

     Pension benefits payable under the Pension Plan are expected to be $230 in 2005, $230 in 2006, $240 in 2007, $250 in 2008, $250 in 2009 and $1,290 in the
aggregate from 2010 through 2014.

     The Company expects to contribute approximately $22 in cash to the plan in 2005.

     In accordance with SFAS No. 87, "Employer's accounting for Pensions," the Company recorded an additional minimum pension liability for underfunded plans of $394 and $347 for fiscal years 2004 and 2003, respectively, representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset, except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities would be charged directly to stockholders' equity. As of December 31, 2004, $218 of the excess minimum pension liability resulted in a charge to equity. As of December 31, 2003, $118 of the excess minimum pension liability resulted in a charge to equity.

LEGAL PROCEEDINGS:
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. ("Morton Grove") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. The Company intends to defend vigorously this action and has asserted counterclaims against Morton Grove.

     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine. The Company and Pentech are in dispute over the amount of gross profit share. The Company intends to defend vigorously this action. This case is currently in discovery. At this time the Company is not able to predict with certainty the outcome of this litigation.

     On March 9, 2004, the Congress of California Seniors brought an action against GlaxoSmithKline, plc ("GSK") and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by three additional New York counties), which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions. Par intends to defend vigorously this action.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to defend vigorously this action.

     In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. filed a lawsuit in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of their patents. The Company had filed an ANDA for the product in October 2002. Par intends to defend vigorously this action and has filed an answer and a counterclaim, alleging non-infringement and patent invalidity.

     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company intends to defend vigorously against this action.

     As a result of Par's filing of the ANDA for latanoprost (Xalatan(R)), Pharmacia Corporation and the Trustees of Columbia University (collectively, the "Plaintiffs") filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22,
2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504.

     Par entered into a licensing agreement with developer Paddock Laboratories, Inc. ("Paddock") to market testosterone 1% gel, a generic version of Unimed
Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. The Company intends to defend vigorously against this action.

     The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company's financial condition, results of operations, prospects or business.

     The Company and/or Par are, from time to time, parties to certain other litigations, including product liability and patent actions. The Company believes that these actions are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to vigorously defend or, in cases where the Company is plaintiff, to prosecute these actions.

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


NOTE 16 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

     Unaudited selected quarterly financial data for fiscal years of 2004 and 2003 is included in the table below:

                                                               FISCAL QUARTERS ENDED
                                          ------------------------------------------------------------------
                                          APRIL 4, 2004     JULY 4, 2004     OCT. 3, 2004      DEC. 31, 2004
                                          -------------     ------------     ------------      -------------
Total revenues                               $211,767         $212,531          $151,566         $114,152
Gross margin                                   70,552           73,117            58,734           43,655
Net income                                     30,206           29,860           (35,085)           4,265

Net income per common share:
Basic                                           $0.88            $0.87            $(1.03)           $0.13
Diluted                                         $0.85            $0.85            $(1.03)           $0.12

                                                               FISCAL QUARTERS ENDED
                                          ------------------------------------------------------------------
                                          MARCH 30, 2003    JUNE 29, 2003   SEPT. 28, 2003     DEC. 31, 2003
                                          --------------    -------------   --------------     -------------
Total revenues                               $106,412         $115,861          $216,635         $222,780
Gross margin                                   55,303           60,970            84,926           81,976
Net income                                     22,433           23,146            38,742           38,212

Net income per common share:
Basic                                            $.68             $.70             $1.15            $1.12
Diluted                                          $.67             $.68             $1.11            $1.08

                                                                                                       SCHEDULE II
                                         PAR PHARMACEUTICAL COMPANIES, INC.

                                    SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                                   (IN THOUSANDS)

COLUMN A                                       COLUMN B            COLUMN C             COLUMN D          COLUMN E
--------                                       --------            --------             --------          --------
                                                                   ADDITIONS
                                              BALANCE AT          CHARGED TO                             BALANCE AT
                                               BEGINNING           COSTS AND                               END OF
DESCRIPTION                                    OF PERIOD           EXPENSES            DEDUCTIONS          PERIOD
-----------                                    ---------           --------            ----------          ------
Allowance for doubtful accounts:

  Year ended December 31, 2004                   $1,756                $150                 $59             $1,847

  Year ended December 31, 2003                   $1,156                $600                   -             $1,756

  Year ended December 31, 2002                     $998                $547                 $389(a)         $1,156



Allowance for returns and price adjustments:

  Year ended December 31, 2004                  $38,601            $204,486              $202,618(b)       $40,469

  Year ended December 31, 2003                  $35,101            $119,161              $115,661b)        $38,601

  Year ended December 31, 2002                  $46,170           $113,281               $124,350(b)       $35,101


(a) Write-off of uncollectible accounts.
(b) Returns and allowances charged against allowance provided therefore.

                                                        F-29