Form 10-Q
period 2005-04-03
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2005-05-13
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 3, 2005

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


      (Registrant's telephone number, including area code - (201) 802-4000)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

         Number of shares of Common Stock outstanding as of May 2, 2005:
                                   34,191,793

                                TABLE OF CONTENTS
                       PAR PHARMACEUTICAL COMPANIES, INC.
                                    FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 3, 2005

                                                                            PAGE
                                                                            ----
PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Consolidated balance sheets as of April 3, 2005 and
               December 31, 2004...............................................3

               Consolidated statements of operations for the three months ended April 3, 2005 and April 4, 2004...........................4

               Consolidated statements of cash flows for the three months ended April 3, 2005 and April 4, 2004...........................5

               Notes to consolidated financial statements...................6-16


    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................17-25

    Item 3    Quantitative and Qualitative Disclosures about Market Risk......26

    Item 4    Controls and Procedures.........................................26

PART II       OTHER INFORMATION

    Item 1    Legal Proceedings............................................27-29

    Item 5    Other Information...............................................29

    Item 6     Exhibits.......................................................29


    SIGNATURES................................................................30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       PAR PHARMACEUTICAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                         APRIL 3,   DECEMBER 31,
                         ASSETS                            2005        2004
                         ------                            ----        ----
Current assets:
  Cash and cash equivalents                              $42,064      $36,534
  Available for sale securities                          122,445      151,854
  Accounts receivable, net of
   allowances of $35,729 and $42,316                     152,063      149,107
  Inventories, net                                       100,822       86,835
  Prepaid expenses and other current assets               13,502       17,072
  Deferred income tax assets                              46,932       52,580
                                                          ------       ------
  Total current assets                                   477,828      493,982

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                69,571       66,642

Investments                                               33,139       25,271

Intangible assets, net                                    50,189       51,491

Goodwill                                                  77,946       77,919

Deferred charges and other assets                         11,042       11,234

Non-current deferred income tax assets, net               38,412       42,465
                                                          ------       ------
Total assets                                            $758,127     $769,004
                                                         =======      =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term and current portion of long-term debt        $2,443       $4,348
  Accounts payable                                        38,547       45,832
  Payables due to distribution agreement partners         39,205       40,149
  Accrued salaries and employee benefits                   7,059        8,745
  Accrued expenses and other current liabilities          16,063       16,554
  Income taxes payable                                    31,990       39,116
                                                          ------       ------
  Total current liabilities                              135,307      154,744

Long-term debt, less current portion                     200,224      200,275

Other long-term liabilities                                  395          395

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.0001 per share;
    authorized 6,000,000 shares; no
    shares issued and outstanding                              -            -
  Common stock, par value $.01 per share;
    authorized: 90,000,000 shares; issued
    35,012,024 and 34,759,265 shares                         350          348
  Additional paid-in capital                             203,649      193,686
  Deferred compensation - restricted stock                (9,536)      (1,455)
 Retained earnings                                       255,703      253,726
  Accumulated other comprehensive income (loss)            4,061         (689)
  Treasury stock, at cost, 843,700 shares                (32,026)     (32,026)
                                                          ------       ------
 Total stockholders' equity                              422,201      413,590
                                                         -------      -------
 Total liabilities and stockholders' equity             $758,127     $769,004
                                                         =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                        APRIL 3,       APRIL 4,
                                                          2005           2004
                                                          ----           ----
Revenues:
  Net product sales                                     $91,088       $211,039
  Other product related revenues                          6,413            728
                                                          -----            ---
Total revenues                                           97,501        211,767
Cost of goods sold                                       58,349        141,215
                                                         ------        -------
  Gross margin                                           39,152         70,552
Operating expenses (income):
  Research and development                               15,989          6,478
  Selling, general and administrative                    21,352         17,067
  Gain on sale of facility                                    -         (2,812)
                                                         ------          -----
Total operating expenses                                 37,341         20,733
                                                         ------         ------
Operating income                                          1,811         49,819
Other income (expense), net                               1,323            (22)
Interest expense, net                                      (146)          (279)
                                                            ---            ---
Income before provision for income taxes                  2,988         49,518
Provision for income taxes                                1,011         19,312
                                                          -----         ------
Net income                                               $1,977        $30,206
                                                          =====         ======
Net income per share of common stock:
  Basic                                                   $0.06          $0.88
                                                           ====           ====
  Diluted                                                 $0.06          $0.85
                                                           ====           ====
Weighted average number of
  common shares outstanding:
  Basic                                                  34,137         34,498
                                                         ======         ======
  Diluted                                                34,646         35,555
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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         APRIL 3,     APRIL 4,
                                                           2005         2004
                                                           ----         ----
Cash flows from operating activities:
  Net income                                              $1,977     $30,206

  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
    Deferred income taxes                                  6,797       2,704
    Depreciation and amortization                          3,519       2,911
    Inventory reserves                                      (353)        284
    Allowances against accounts receivable                (6,588)     (8,440)
    Gain on sale of property                                  (2)     (2,812)
    Gain on investments                                   (1,318)          -
    Stock compensation expense                               893         392
    Other                                                      -        (692)

  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable             3,632      (2,801)
    Increase in inventories                              (13,633)    (12,005)
    Decrease in prepaid expenses and other assets          3,762       1,307
    (Decrease) increase in accounts payable               (7,286)     15,021
    (Decrease) increase in payables due to
     distribution agreement partners                        (944)      6,570
    Decrease in accrued expenses and other
     liabilities                                          (2,176)    (11,509)
    (Decrease) increase in income taxes payable           (7,167)     12,327
                                                           -----      ------
      Net cash (used in) provided by operating
       activities                                        (18,887)     33,463
                                                          ------      ------

Cash flows from investing activities:
  Capital expenditures                                    (5,146)     (5,156)
  Issuance of note receivable                                  -     (10,000)
  Proceeds from sale of investment                         1,846           -
  Proceeds from sales of available for sale
   securities                                             43,665           -
  Purchases of available for sale securities             (15,000)    (95,168)
  Proceeds from sale of fixed assets                           2       4,980
  Other                                                      (27)          -
                                                              --     -------
  Net cash provided by (used in) investing
   activities                                             25,340    (105,344)
                                                          ------     -------

Cash flows from financing activities:
  Proceeds from issuances of common stock                  1,033       4,445
  Issuance of debt                                             -         399
  Principal payments under long-term debt
   and other borrowings                                   (1,956)        (96)
                                                           -----          --
  Net cash (used in) provided by financing
   activities                                               (923)      4,748
                                                             ---       -----

Net increase (decrease) in cash and cash equivalents       5,530     (67,133)
Cash and cash equivalents at beginning of period          36,534     162,549
                                                          ------     -------
Cash and cash equivalents at end of period               $42,064     $95,416
                                                          ======      ======

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Taxes                                                   $1,379      $4,929
                                                           =====       =====
  Interest                                                $2,915      $2,922
                                                           =====       =====
Non-cash transactions:
  Tax benefit from exercise of stock options                $214      $2,301
                                                             ===       =====
  Increase in fair value of available for sale
   securities and investments                             $9,005      $1,688
                                                           =====       =====

        The accompanying notes are an integral part of these consolidated financial statements.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


      Par Pharmaceutical Companies, Inc. (the "Company" or "PRX") operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals principally in the United States. The Company wholly owns Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, which it acquired on June 10, 2004. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.

NOTE 1 - BASIS OF PREPARATION:

      The accompanying consolidated financial statements at April 3, 2005 and for the three-month periods ended April 3, 2005 and April 4, 2004 are unaudited; in the opinion of the Company's management, however, such statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information presented therein. The consolidated balance sheet at December 31, 2004 was derived from the Company's audited consolidated financial statements at such date.

      On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the accompanying consolidated financial statements include the operating results of Kali from the date of acquisition.

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

      Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years. Certain items in the consolidated financial statements for the prior corresponding period have been reclassified to conform to the current period's financial statement presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. In April 2005, the Commission amended the date for compliance with SFAS 123R. The Company is required to adopt the new accounting provision beginning in its first quarter of fiscal year 2006. The Company is currently evaluating the provisions of SFAS 123R.

NOTE 3 - STOCK-BASED COMPENSATION:

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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

      The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                         APRIL 3,    APRIL 4,
                                                           2005        2004
                                                           ----        ----
Net income, as reported                                  $1,977      $30,206
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                      383            -

Deduct: Stock-based employee compensation expense
   determined under the fair value-based method,
   net of related tax effects                           (20,734)      (7,634)
                                                         ------        -----

Pro forma net (loss) income                            $(18,374)     $22,572
                                                         ======       ======

Net income (loss) per share of common stock:
  As reported -Basic                                      $0.06        $0.88
                                                           ====         ====
  As reported -Diluted                                    $0.06        $0.85
                                                           ====         ====

  Pro forma -Basic                                       $(0.54)       $0.65
                                                           ====         ====
  Pro forma -Diluted                                     $(0.54)       $0.63
                                                           ====         ====

      In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company's stock option assumptions at the date of their grant, was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of the revision to SFAS 123 requiring the expensing of stock options, which is expected to be effective for the Company in 2006.

      As permitted under SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value-based method of SFAS 148. The fair value of the options granted during each of the three-month periods has been estimated at the dates of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

                                             THREE MONTHS ENDED
                                             ------------------
                                        APRIL 3,               APRIL 4,
                                         2005                   2004
                                         ----                   ----
Risk-free interest rate                  3.5%                   4.0%
Expected term                         4.9 years              5.0 years
Expected volatility                     59.0%                  59.0%

      It is assumed that no dividends will be paid for the entire term of the options. The weighted average per share fair values of options granted in the first quarter of fiscal years 2005 and 2004 were $21.98 and $32.85, respectively.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

      At April 3, 2005 and December 31, 2004, all of the Company's investments in marketable securities were classified as available for sale and, as a result, were reported at fair value. The following is a summary of the Company's available for sale securities, classified as current, at April 3, 2005:

                                                         UNREALIZED       FAIR
                                              COST     GAIN      LOSS     VALUE
                                              ----     ----      ----     -----
      Debt securities issued by various
        state and local municipalities
        and agencies                         $49,244    $-      $(447)  $48,797
      Securities issued by United States
        government and agencies               74,592     -       (944)   73,648
                                              ------     -        ---    ------
      Total                                 $123,836    $-    $(1,391) $122,445
                                             =======     =      =====   =======

      The following is a summary of the Company's available for sale securities, classified as current, at December 31, 2004:

                                                         UNREALIZED        FAIR
                                              COST     GAIN      LOSS     VALUE
                                              ----     ----      ----     -----
      Debt securities issued by various
        state and local municipalities
        and agencies                         $82,894     $-     $(216)  $82,678
      Securities issued by United States
        government and agencies               69,642      -      (466)   69,176
                                              ------    ---        ---   ------
      Total                                 $152,536     $-     $(682) $151,854
                                             =======      =       ===   =======

      The Company had $442 and $36 of unrealized losses related to available for sale securities that had been in a loss position for greater than a year as of April 3, 2005 and December 31, 2004, respectively. All of the securities are available for immediate sale and have been classified as current. In the first quarter of 2005, the Company sold $43,665 of these securities. The following table summarizes the contractual maturities of debt securities at April 3, 2005 and December 31, 2004:

                                       APRIL 3, 2005         DECEMBER 31, 2004
                                       -------------         -----------------
                                                 FAIR                    FAIR
                                       COST      VALUE       COST        VALUE
                                       ----      -----       ----        -----
      Less than one year            $98,857     $97,638    $93,907     $93,250
      Due between 1-2 years               -           -          -           -
      Due between 2-5 years           3,592       3,556      3,592       3,594
      Due after 5 years              21,387      21,251     55,037      55,010
                                     ------      ------     ------      ------
      Total                        $123,836    $122,445   $152,536    $151,854
                                    =======     =======    =======     =======

NOTE 5 - INVESTMENTS:

      The Company holds investments in New River Pharmaceuticals Inc. ("New River"), Advancis Pharmaceutical Corporation ("Advancis") and Abrika Pharmaceuticals, LLLP ("Abrika"). The Company assesses whether temporary or other-than-temporary gains or losses on its investments have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investments are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

      In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. The Company also holds a convertible promissory note in the principal amount of $3,000, with interest accruing at 8.0% annually, for money loaned to Abrika. Because Abrika is

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in fair value become other-than-temporary.

      In August, 2004, the Company purchased 875 shares of common stock of New River for $7,000 in its initial public offering of $8 per share. In the first quarter of 2005, the Company sold 62 shares of New River common stock for $1,846 and recorded a gain on the sale of $1,353. The Company's current investment represents an ownership position of approximately 4.5% of the outstanding common stock of New River. As of April 3, 2005 and December 31, 2004, the fair value of the Company's investment in New River was $21,268 and $13,090, respectively, based on the market value of the common stock of New River on those dates, respectively. To date, the Company has recorded unrealized gains on this investment of $14,761, with a corresponding credit of $9,095 to accumulated other comprehensive gains and $5,666 to deferred income taxes.

      The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The Company's current investment represented an ownership position of 4.4% of the outstanding common stock of Advancis at April 3, 2005. As of April 3, 2005 and December 31, 2004, the fair value of the Company's investment in Advancis was $3,510 and $3,820, respectively, based on the market value of the common stock of Advancis at those dates, respectively. To date, the Company has recorded net unrealized losses on this investment of $6,490, with corresponding charges of $3,962 to accumulated other comprehensive losses and $2,528 to deferred income taxes.

NOTE 6 - ACCOUNTS RECEIVABLE:
                                                      APRIL 3,     DECEMBER 31,
                                                        2005           2004
                                                        ----           ----
      Gross trade accounts receivable                $272,529       $294,030
      Allowances for rebates and chargebacks           91,150        102,607
                                                       ------        -------
      Trade accounts receivable, net of customer
       rebates and chargebacks                        181,379        191,423
      Other accounts receivable                         6,413              -
                                                        -----        -------
                                                      187,792        191,423
      Allowances:
        Doubtful accounts                               1,847          1,847
        Returns                                        21,787         23,392
        Price adjustments and allowances               12,095         17,077
                                                       ------         ------
                                                       35,729         42,316
                                                       ------         ------
      Accounts receivable,
        net of allowances                            $152,063       $149,107
                                                      =======        =======

      At the time the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to gross revenues, with corresponding adjustments to the accounts receivable allowances.

      Customer rebates are price reductions that generally are provided to customers as an incentive for them to continue to carry the Company's products or to substitute the Company's products for competing products to be sold through the customers' distribution channels. This incentive is generally based on a customer's volume of purchases made during an applicable monthly, quarterly or annual period.

      Chargebacks are given to the wholesale customer for product that it resells to specific healthcare providers on the basis of prices negotiated between the Company and the providers. Chargeback credits are issued to wholesalers for the difference between the Company's invoice price and the contract price through which the wholesaler resells the product.

      The Company accepts returns of product according to the following: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request, (ii) the Company

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

generally will accept returns of products from any customer and will give the customer a credit for such return if such product is returned within six months prior to, and until 12 months following, such product's expiration date and
(iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer unless the product can be resold.

      Price adjustments include term discounts, sales promotions and shelf-stock adjustments. Term discounts are given to customers that pay within a specific period of time. The Company may conduct sales or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company's products or for the customer to substitute the Company's products for competing products. The Company may also, from time to time, provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to secure or maintain a certain market share. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

      Due to competitive factors, the Company may also provide price protection. The Company will generally offer price protection for sales of new generic drugs for which its market exclusivity period has expired or with respect to products for which it anticipates significant price erosion through increases in competition. Such price protection accounts for the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period or at the time of a price decrease. Such price protection plans, which are common in the Company's industry, are given through lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels, or through shelf-stock adjustments. At April 3, 2005 and December 31, 2004, the Company did not have any material price protection reserves, but had issued significant price protection credits and had generally lowered contract pricing on its key products in the first quarter 2005 and throughout fiscal year 2004 due to competition.

      The following summarizes the activity for the three-months ended April 3, 2005 in the accounts affected by the accruals described above:

                                                         THREE MONTHS
                                                      ENDED APRIL 3, 2005
                                                      -------------------
RESERVES FOR REBATES AND CHARGEBACKS:
-------------------------------------
      Balance, beginning of the period                   $(102,607)
      Provision recorded                                  (149,345)
      Credits processed                                    160,802
                                                           -------
      Balance, end of the period                          $(91,150)
                                                            ======

RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,
PRICE ADJUSTMENTS AND OTHER SALES ALLOWANCES:
---------------------------------------------
      Balance, beginning of the period                    $(42,316)
      Provision recorded                                   (35,459)
      Credits processed                                     42,046
                                                            ------
      Balance, end of the period                          $(35,729)
                                                            ======

      The Company's other accounts receivable in the first quarter 2005 included a $6,000 receivable from a business partner to conclude a manufacturing and supply agreement. The $6,000 was subsequently paid in April 2005.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 7 - INVENTORIES, NET:
                                                     APRIL 3,     DECEMBER 31,
                                                       2005           2004
                                                       ----           ----
      Raw materials and supplies, net                $30,573        $30,773
      Work-in-process, net                            11,496         11,041
      Finished goods, net                             58,753         45,021
                                                      ------         ------
                                                    $100,822        $86,835
                                                     =======         ======
NOTE 8 - ACQUISITIONS:

      On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,888 in cash and warrants to purchase 150 shares of the Company's common stock valued at $2,530. The acquisition did not require the approval of the Company's stockholders. The Company acquired the physical facilities, acquired in-process research and development and intellectual property of Kali and retained all of its employees. The acquisition of Kali has significantly expanded the Company's research and development capabilities. The Company's acquisition of Kali is consistent with its long-term strategy to supplement internal growth with acquisitions, joint ventures and product licensing agreements.

NOTE 9 - INTANGIBLE ASSETS, NET:
                                                       APRIL 3,     DECEMBER 31,
                                                         2005           2004
                                                         ----           ----
      FSC Laboratories, Inc. agreement, net of
          accumulated amortization of $189 and $0       $14,811      $15,000
      Trademark licensed from Bristol-Myers Squibb        5,000        5,000
      Bristol-Myers Squibb asset purchase agreement,
          net of accumulated amortization of $5,154
          and $4,736                                      6,546        6,964
      Product license fees, net of accumulated
          amortization of $3,539 and $3,480               7,466        7,525
      Genpharm, Inc. distribution agreement, net of
          accumulated amortization of $4,875
          and $4,694                                      5,958        6,139
      Intellectual property, net of accumulated
          amortization of $2,331 and $2,071               6,974        7,234
      Other intangibles assets, net of accumulated
          amortization of $386 and $191                   3,434        3,629
                                                          -----        -----
                                                        $50,189      $51,491
                                                         ======       ======

      The Company recorded amortization expense related to intangible assets of $1,302 and $1,512, respectively, for the three-month periods ended April 3, 2005 and April 4, 2004. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $7,959 in 2005, $8,131 in 2006, $6,701 in 2007, $5,960 in 2008, $4,197 in 2009 and $6,544
thereafter. Intangible assets not being amortized at April 3, 2005 and December 31, 2004 were product license fees of $6,999 and a trademark licensed from Bristol-Myers Squibb Company ("BMS") of $5,000.

      The product license fees of $6,999 consist of payments made by Par pursuant to agreements with Breath Ltd. of the Arrow Group ("Breath") and FineTech Laboratories, Ltd. related to latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. The Company and Pharmacia are currently in litigation over alleged patent infringement in regards to latanoprost (see "Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings").

 NOTE 10 - INCOME TAXES:

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at April 3, 2005 and December 31, 2004 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets in both periods included the tax benefit related to purchased call options and acquired in-process research and development.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 11 - CHANGES IN STOCKHOLDERS' EQUITY:

      Changes in the Company's Common stock, Additional paid-in capital, Deferred compensation - restricted stock and Accumulated other comprehensive income (loss) accounts during the three-month period ended April 3, 2005 were as follows:

                                                                          DEFERRED     ACCUMULATED
                                                            ADDITIONAL  COMPENSATION      OTHER
                                            COMMON STOCK      PAID-IN    RESTRICTED   COMPREHENSIVE
                                          SHARES   AMOUNT     CAPITAL      STOCK      INCOME (LOSS)
                                          ------   ------     -------      -----      -------------

      Balance, January 1, 2005            34,759     $348    $193,686    $(1,455)        $(689)
        Comprehensive income:
         Unrealized gains on marketable
         securities, net of tax                -        -           -          -          4,750
        Exercise of stock options             44        -         941          -              -
        Tax benefit from exercise of
          stock options                        -        -         214         --
        Issuance of restricted stock         206        2       8,698     (8,700)             -
        Employee stock purchase program        3        -          92          -              -
        Compensatory arrangements              -        -         273        619              -
        Other                                  -        -        (255)         -              -
                                          ------    -----         ---      -----          -----
      Balance, April 3, 2005              35,012     $350    $203,649    $(9,536)        $4,061
                                          ======      ===     =======      =====          =====

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                     APRIL 3,    APRIL 4,
COMPREHENSIVE INCOME:                                  2005        2004
                                                       ----        ----
      Net income                                     $1,977      $30,206
      Other comprehensive income:
       Unrealized gains on marketable
       securities, net of tax                         4,750        1,070
                                                      -----        -----
      Comprehensive income                           $6,727      $31,276
                                                      =====       ======

      In April 2004, the Company's board of directors (the "Board") authorized the repurchase of up to $50,000 of the Company's common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the repurchase program is and will be available for general corporate purposes. In fiscal year 2004, the Company had repurchased 844 shares of its common stock for approximately $32,026 pursuant to the program. The Company did not repurchase any shares of its common stock in the first quarter of 2005. The Company can still repurchase approximately $17,974 of its common stock under the above plan.

      In the first quarter of 2005 and the second quarter of 2004, the Company granted 206 and 45 restricted shares of common stock, respectively, to certain key employees. The restrictions expire over a four-year period from date of grant. Compensation expense is recognized over the related vesting period as restrictions lapse.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 12 - EARNINGS PER SHARE:

      The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                       APRIL 3,    APRIL 4,
                                                         2005        2004
                                                         ----        ----
Net income                                             $1,977      $30,206
Basic:
Weighted average number of common
  shares outstanding                                   34,137       34,498
Net income per share of common stock                    $0.06        $0.88
                                                         ====         ====
Assuming dilution:
Weighted average number of common
  shares outstanding                                   34,137       34,498
Effect of dilutive options                                509        1,057
                                                          ---        -----
Weighted average number of common
   shares outstanding                                  34,646       35,555
Net income per share of common stock                    $0.06        $0.85
                                                         ====         ====

      Outstanding options and warrants of 2,196 and 1,244 as of April 3, 2005 and April 4, 2004, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of April 3, 2005 and April 4, 2004. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

PENSION PLAN:

      The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. For fiscal year 2005, the Company's contribution is estimated to be $22.

      Net pension expense for the three-months ended April 3, 2005 and April 4, 2004 included the components set forth in the table below:

                                                     APRIL 3,       APRIL 4,
                                                       2005           2004
                                                       ----           ----
      Interest cost                                     $31            $31
      Expected return on Pension Plan assets            (33)           (34)
      Amortization of initial unrecognized
       transition obligation                             13             13
                                                         --             --
Net pension expense                                     $11            $10
                                                         ==             ==

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

      On May 3, 2004, Pentech Pharmaceutical, Inc. ("Pentech") filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil(R)). The Company and Pentech are in dispute over the amount of gross profit share. This case is currently in discovery. The Company intends to defend vigorously this action.

      On March 9, 2004, the Congress of California Seniors brought an action against GlaxoSmithKline, plc ("GSK") and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.

      On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions. Par intends to defend vigorously these actions.

      On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. ("Roxane") in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension (Megace Oral Suspension(R)). Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to defend vigorously this action.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. ("Abbott") filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of four of their patents based on Par having filed an Abbreviated New Drug Application ("ANDA") for the accused product with the Food and Drug Administration (the "FDA"). Par filed an answer and a counterclaim, alleging non-infringement and invalidity. Par has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification and the case is subject to an administrative dismissal.

      On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment (see "Note 14 - Subsequent Events"). Ortho-McNeil has stated that it will pursue its claims against Kali and will seek damages for lost profits. The Company intends to defend vigorously against this action.

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

      Par entered into a licensing agreement with developer Paddock Laboratories, Inc. ("Paddock") to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. The Company intends to defend vigorously against this action.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

OTHER MATTERS:

      In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the "Committee") had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee has requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. It is premature for the Company to speculate what action, if any, the federal government may take and what impact such action could have on the Company's business, prospects or financial condition.

NOTE 14 - SUBSEQUENT EVENTS:

      In April 2005, the Company received final approval from the FDA and began shipping tramadol hydrochloride and acetaminophen tablets, the generic version of Ortho-McNeil's Ultracet(R). The product is indicated for the short-term (five days or less) management of acute pain. The Company has been awarded 180 days of marketing exclusivity, commencing at its launch, for being the first to file an ANDA containing a paragraph IV certification of the product. Following the Company's launch, a competitor entered the market with a generic version of Ultracet(R) authorized by Ortho-McNeil. The Company is currently involved in litigation with Ortho-McNeil who has alleged that the Company's product infringes upon their patent (see "Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings").

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

      THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

      The Company's revenues and gross margin dollars for the three-month period ended April 3, 2005 decreased 54.0% and 44.5%, respectively, from the corresponding period of 2004. Increased competition has adversely affected pricing and volumes of the Company's key products leading to lower sales and gross margins. Also, the Company's increased spending on research and development, higher sales and marketing costs and increased legal fees contributed to decreased earnings when comparing the first fiscal quarter of 2005 to the first fiscal quarter of 2004. Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, is seeking to introduce new products that have limited competition and longer product life cycles. As part of this effort, the Company received final approval from the FDA and began shipping tramadol HCl and acetaminophen tablets (Ultracet(R)) in April 2005 (see "Notes to Consolidated Financial Statements -
Note 14 - Subsequent Events"). In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest in its internal research and development efforts and brand marketing strategy throughout fiscal year 2005 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.

      Part of the Company's business plan is its strategy to enter the branded drug market in an effort to market products with longer life cycles and higher profitability. On June 29, 2004, the Company submitted its first New Drug Application ("NDA"), pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act ("FFDC Act"), seeking marketing clearance for megestrol acetate oral suspension NanoCrystal(R) Dispersion ("NCD"). During the first quarter of 2005, the Company was notified that the FDA had extended the original ten-month Prescription Drug User Fee Act ("PDUFA") goal date for the completion of its review of its NDA for Megace(R) ES. The new PDUFA goal date has been extended three months to July 29, 2005, following the FDA's request for, and the Company's submission of, existing supplemental data on Megace(R) ES. The new NCD formulation is a line extension of Par's currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. If cleared by the FDA for marketing, Megace(R) ES is expected to be indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of acquired immunodeficiency syndrome ("AIDS") and will utilize the Megace(R) brand name, which Par has licensed from BMS.

      The Company's brand market business strategy also includes a potential 505(b)(2) NDA submission planned for late 2005 through Advancis. The Company has an agreement with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. If successfully developed, amoxicillin PULSYS(TM) would be a once-daily version of the antibiotic amoxicillin that is administered for fewer days with improved therapeutic effect. Advancis has stated that it expects to publicly report summary results of its initial Phase III clinical trial of amoxicillin PULSYS(TM) around mid-June 2005. The parties executed an amendment to this agreement in December of 2004. The amendment adds a new formulation of amoxicillin to treat otitis media in pediatrics to the original agreement.

      Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by the Company's management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market. At that time, however, the branded company may license an authorized generic product to a competing generic company. As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In recent years, a large portion of the Company's revenue growth had been derived from sales of generic drugs during the 180-day marketing exclusivity period or from the sale of generic products where there was limited competition. These drugs included paroxetine tablets (Paxil(R)), megestrol acetate oral suspension (Megace Oral Suspension(R)), and fluoxetine (Prozac(R)).

      The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and the Company currently has three competitors for this product. The additional competition has had an adverse effect on the Company's revenues and gross margins derived from paroxetine. Due to significant pricing and, to a lesser extent, volume declines, paroxetine sales in the first quarter of 2005 have decreased to $11,600 from $104,500, in the first quarter of 2004.

      The Company currently has three generic competitors on megestrol acetate oral suspension. In July 2004, Par entered into a settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. ("Teva USA") pursuant to which Par granted a license to Teva USA for a limited number of units and Par is receiving a royalty on Teva USA's net sales of megestrol acetate oral suspension in the United States. Sales and gross margins for megestrol acetate oral suspension have declined due principally to the effects of competition on pricing and volume. Megestrol acetate oral suspension net sales were approximately $8,600 for the first quarter of 2005 compared to approximately $18,700 for the first quarter of 2004.

      There are four competitors currently in the market with products that compete with the Company's fluoxetine 40 mg product and a large number of competitors on the 10 mg and 20 mg products. Net sales of fluoxetine 40 mg capsules and 10 mg and 20 mg tablets were approximately $6,100 for the first quarter of 2005 compared to approximately $14,900 for the first quarter of 2004.

      Generic drug pricing at the wholesale level can create significant differences between invoice price and the Company's net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for that difference. The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances, for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to its accounts receivable allowances.

      The Company generally will offer price protection for sales of generic drugs for which the market exclusivity period has expired because the prices of such drugs will typically decline, sometimes substantially, when additional generic manufacturers introduce and market comparable generic products. In addition, the Company may offer price protection with respect to products for which it anticipates significant price erosion through increased competition. Such price protection plans, which are common in the Company's industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. In the first quarter of 2005, the Company provided for and issued price protection credits of approximately $11,100 primarily due to competition with respect to paroxetine, megestrol acetate oral suspension and glyburide & metformin HCl (Glucovance(R)).

      The Company has the historical experience and access to information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, the total demand for each drug that the Company manufactures or distributes, the Company's market share, recent or pending new drug introductions and inventory practices of the Company's customers, that it believes are necessary to reasonably estimate the amounts of such reductions to invoice price. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers' inventories at a particular point in time and market data, or other market factors beyond the Company's control. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, price adjustments or other sales allowances for the three-months ended April 3, 2005 and April 4, 2004.

      The following table summarizes activity for the three-months ended April 3, 2005 and April 4, 2004 in the accounts affected by the accruals described above:

                                                  FOR THE THREE MONTHS ENDED
                                                  --------------------------
                                                     APR. 3,        APR. 4,
      RESERVES FOR REBATES AND CHARGEBACKS:           2005           2004
      -------------------------------------           ----           ----
      Balance, beginning of the period            $(102,607)      $(99,391)
      Provision recorded                           (149,345)      (130,110)
      Credits processed                             160,802        134,685
                                                    -------        -------
      Balance, end of the period                   $(91,150)      $(94,816)
                                                     ======         ======

      RESERVES FOR DOUBTFUL ACCOUNTS,
        RETURNS, PRICE ADJUSTMENTS AND               APR. 3,        APR. 4,
        OTHER SALES ALLOWANCES:                       2005           2004
        ------------------------------                ----           ----
      Balance, beginning of the period             $(42,316)      $(40,357)
      Provision recorded                            (35,459)       (33,219)
      Credits processed                              42,046         41,659
                                                     ------         ------
      Balance, end of the period                   $(35,729)      $(31,917)
                                                     ======         ======

      In  addition  to its own  product  development  program,  the  Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise on dissimilar products or technologies, and a sharing of both the costs and risks of new product development. As a result of its internal program, including the integration of Kali which the Company purchased in June 2004, and these strategic alliances, the Company's pipeline of potential products includes 51 regulatory filings including two NDAs and 49 ANDAs (six of which have been tentatively approved), pending with, and awaiting approval from, the FDA. The Company pays a percentage of the gross profits or of sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in various efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and through distribution and development agreements with third parties.

      In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because substantially all of the Company's current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

GENERAL

      The Company's net income of $1,977 for the three-month period ended April 3, 2005 decreased $28,229, from $30,206 for the three-month period ended April 4, 2004. Total revenues of $97,501 in the first quarter of 2005 decreased 54.0%, from $211,767 in the first quarter of 2004, due primarily to lower net sales of paroxetine, megestrol acetate oral suspension and fluoxetine as competition adversely affected both pricing and volume for these products. Gross margin dollars of $39,152 in the first quarter of 2005 decreased from $70,552 in the first quarter of 2004 due primarily to the lower net sales. Research and development spending in the first quarter of 2005 of $15,989 increased $9,511, or 146.8%, from $6,478 in the same period of the prior year. The acquisition of Kali in June 2004, along with additional outside development costs, led to the increase in the Company's research and development spending. In fiscal year 2005, the Company expects to continue to spend at a higher rate on research and development than it did in 2004. Selling, general and administrative costs in the first three-months of 2005 were $21,352 compared to $17,067 in first three-months of 2004. The Company increased its spending on sales and marketing in the first quarter of 2005 as it prepared for the potential launch of a new branded product later in fiscal year 2005. General and administrative costs were also higher due primarily to increased personnel costs and legal fees. First quarter of 2004 net income included a $2,812 gain on the sale of the Company's facility in Congers, New York (the "Congers Facility").

      Sales  and  gross  margins  of  the   Company's   products  are  dependent
principally upon the (i) introduction of other generic drug manufacturers' products in direct competition with the Company's significant products, (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product, (iii) pricing practices of competitors and removal of any competing products from the market, (iv) continuation of existing distribution agreements, (v) introduction of new distributed products, (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups, (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers, (viii) approval of ANDAs and introduction of new manufactured products, (ix) granting of potential marketing exclusivity periods, (x) extent of market penetration for the existing product line and (xi) level, quality and amount of customer service.

REVENUES

      Total revenues for the three-month period ended April 3, 2005 were $97,501, decreasing $114,266, or 54.0%, from total revenues of $211,767 for the three-month period ended April 4, 2004, due primarily to lower sales of certain existing products sold under various distribution agreements, including paroxetine which decreased approximately $92,900, metformin ER (Glucophage XR(R)) which decreased $9,500 and Fluoxetine which decreased $8,800. Also contributing to the lower sales was the Company's top selling manufactured product, megestrol acetate oral suspension, which decreased $10,100. Increased competition continues to adversely affect both volume and pricing on the above mentioned products. Partially offsetting these decreases were higher sales of minocycline which increased $5,300 and the introduction of new products including quinapril (Accupril(R)) which was introduced in the fourth quarter 2004 and had sales of $4,700 and glyburide/metformin which was introduced in the second quarter 2004 and had net sales of $2,900. Total revenue in the first quarter of 2005 also included a $6,000 payment from a business partner to conclude a manufacturing and supply agreement which was recorded in other product related revenues.

      Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $53,300, or 54.7% of the Company's total revenues in the first quarter of 2005, and $168,400, or 79.5% of the Company's total revenues in the first quarter of 2004. The Company is substantially dependent upon distributed products for its overall sales and, because the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet demand could adversely affect the Company's future sales.

      The Company's gross revenues before deductions for chargebacks, rebates (including rebates paid under Federal and State government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $288,206 in the first three-months of 2005 compared to $385,164 in first three-months of 2004. Deductions from gross revenues were $190,705 in the first three-months of 2005 and $173,397 in the first three-months of 2004. These deductions are discussed in "Notes to Consolidated Financial Statements -
Note 6 - Accounts Receivable." The gross-to-net revenue percentage spread increased to 66.2% in the first quarter of 2005 compared to 45.0% in the first quarter of 2004, primarily due to the effects of price declines for paroxetine, glyburide/metformin (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER, which led to the issuance of price protection credits and increased chargeback dollars due to lower contract pricing for wholesalers during the first quarter of 2005.

      The Company's other product related revenues of $6,413 in the first quarter of 2005 increased from $728 in the first quarter of 2004. Included in the first quarter of 2005 was a $6,000 payment from a business partner to conclude a manufacturing and supply agreement. The Company also records other product related revenues pursuant to an agreement with Genpharm, Inc., where the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.'s, a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca's Prilosec(R).

      As discussed above, net sales of the Company's key products have decreased primarily as a result of increased generic competition and its effect on pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose volume to competitors rather than to reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve may be established depending on estimated or actual existing customer inventories. Competitors on the Company's key products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period; however, the Company has lowered the pricing on these products over time and significant price protection credits have been granted and processed within the reporting periods, including the first quarter of 2005. The Company did not have material reserves for additional price protection as of April 3, 2005 because it did not believe that there would be any additional significant price protection credits to be issued with respect to sales of these products through that date. The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.

GROSS MARGIN

      The Company's gross margin of $39,152 (40.2% of total revenues) in the first three-months of 2005 decreased $31,400 from $70,552 (33.3% of total revenues) in the corresponding period of 2004. The lower margin is due primarily to the lower net sales discussed above, partially offset by the increase of the other product related revenue. The gross margin percentage increase is due primarily to the increase of the other product related revenue and the lower sales of paroxetine and metformin ER which after profit splits with partners, have significantly lower gross margins than other products.

      Inventory write-offs of $385 in the first quarter of 2005 decreased from $1,980 in the first quarter of 2004. These inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory that did not meet the Company's quality control standards. The decreased write-offs in the first quarter of 2005 were due primarily to the write-off of inventory in 2004 for a product whose launch was delayed, and was not repeated in 2005. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

      The Company's research and development expenses of $15,989 for the three-months ended April 3, 2005 increased $9,511, or 146.8%, from the same period of last year. The increase was primarily attributable to higher outside development projects of $5,035, including a payment of $4,750 to Advancis in order to fund the development of a novel formulation of the antibiotic amoxicillin, additional expenses related to the acquisition of Kali of $2,817 and increased domestic development operations of $1,556 primarily due to additional personnel costs. As previously discussed, the Company acquired Kali in June 2004. The Company expects to utilize Kali to develop additional products for its product pipeline. Although there can be no such assurance, annual research and development expenses for fiscal year 2005, including payments to be made to unaffiliated companies, are expected to increase by approximately 20% from fiscal year 2004.

      In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. Par paid an additional $4,750 in the first quarter of 2005, which was charged to research and development expense in that quarter. Par has agreed to fund future development costs of $14,250 through the remainder of fiscal year 2005. Advancis agreed to grant Par the exclusive right to sell and distribute the product and the co-exclusive right to market the product. Advancis will be responsible for the development and manufacture of the product and the two parties have agreed to share equally in marketing expenses and profits if the product is successfully developed and brought to market.

      As a result of its product development program, the Company currently has 18 ANDAs pending with the FDA, three of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 31 ANDAs pending with the FDA, three of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered by various distribution agreements. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total selling, general and administrative expenses were $21,352 (21.9% of total revenues) in the first quarter of 2005 as compared to $17,067 (8.1% of total revenues) in the first quarter of 2004. The increase in 2005 was primarily attributable to higher sales and marketing costs of $1,708 in anticipation of the Company's potential brand product launch in fiscal year 2005, higher personnel costs of $1,529 to support the Company's growth and increased legal fees of $1,057. Distribution costs included those related to shipping product to the Company's customers, primarily through the use of common carriers or external distribution services. Shipping costs were approximately $1,500 and $1,400 in the first quarters of 2005 and 2004, respectively. The Company anticipates that it will continue to incur a high level of legal expenses for litigation costs relating to existing products and potential new product introductions (see "Notes to Consolidated Financial Statements - Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings"). Although there can be no such assurance, selling general and administrative expenses in fiscal year 2005 are expected to increase by up to 25% to 30% from fiscal year 2004 primarily due to planned brand drug marketing activities.

GAIN ON SALE OF FACILITY

      Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York. In March 2004, the Company sold the Congers Facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

OTHER INCOME/EXPENSE

      Other income was $1,323 for the first three-months of 2005 compared to other expense of $22 for the first three-months of 2004. In the first quarter of 2005, the Company sold 62 shares of New River stock for $1,846 and recorded a gain on the sale of $1,353.

INTEREST EXPENSE

      Net interest expense was $146 for the first three-months of 2005 compared to net interest expense of $279 for the corresponding period of 2004. Net interest expense in both periods principally includes interest payable on the Company's convertible notes, partially offset by interest income derived primarily from money market and other short-term investments.

INCOME TAXES

      The Company recorded provisions for income taxes of $1,011 and $19,312 for the first three-months of 2005 and 2004, respectively. The effective tax rate in the first quarter of 2005 of 33.8% decreased from 39.0% for the first quarter of 2004 due to tax free interest income earned in the first three-months of 2005. The provisions were based on the applicable Federal and State tax rates for those periods (see "Notes to Consolidated Financial Statements - Note 10 - Income Taxes").

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of $42,064 at April 3, 2005 increased $5,530 from $36,534 at December 31, 2004, primarily due to the net proceeds from the sale of available for sale securities and investments in the first quarter of 2005 partially offset by net cash used in operating activities. In the first quarter of 2005, the Company had $18,887 of cash used in operations, net proceeds of $30,511 from available for sale securities and investments, $1,956 of principal payments under long-term debt and other borrowings and obtained $1,033 from the issuance of shares of Common Stock upon the exercise of stock options. In the three-months ended April 3, 2005, the Company also invested $5,146 in capital improvements, primarily for the expansion of its laboratories in Spring Valley, New York and new production machinery. The Company's cash balances are deposited primarily with financial institutions in money market funds and overnight investments.

      There were no significant changes in credit terms, collection efforts, credit utilization, or delinquency related to the Company's accounts receivable. There are, however, a number of timing issues that can cause fluctuations when measuring accounts receivable days based on the previous quarter's average days' sales in accounts receivable. Because of these issues, the Company measures its days' sales in accounts receivable on a rolling twelve month average. Days' sales in accounts receivable based on this calculation increased to 100 days at April 3, 2005 from 85 days at December 31, 2004. Generally, the Company has a customer base that pays within 60 to 90 days and the Company's management expects days' sales in accounts receivables to fluctuate within that range. Significant decreases in sales over the last four quarters have contributed to the higher days' sales in accounts receivable. The Company expects this trend to reverse with the introduction of new products in future quarters.

      The Company's working capital, current assets minus current liabilities, of $342,521 increased $3,283, from $339,238 at December 31, 2004. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.53x at April 3, 2005 compared to 3.19x at December 31, 2004. The Company believes that its strong working capital ratio indicates its ability to meet its ongoing and foreseeable obligations.

      In April 2004, the Board authorized the repurchase of up to $50,000 of the Company's common stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. Pursuant to the program, the Company had repurchased approximately 844 shares of its common stock for approximately $32,026 through December 31, 2004. The Company did not repurchase any additional shares under the program in the first quarter of 2005.

      In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. Available for sale securities of $122,445 at April 3, 2005 are all available for immediate sale. The Company intends to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

      As of April 3, 2005, the Company had payables owed to distribution agreement partners of $39,205 related primarily to amounts due under profit sharing agreements, particularly amounts owed to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of payables due to Pentech as a result of current litigation, out of its working capital during the second quarter of 2005. In the second quarter of 2004,

Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

      The dollar values of the Company's material contractual obligations and commercial commitments as of April 3, 2005 were as follows:

                                                                AMOUNTS DUE BY PERIOD
                                                                ---------------------
                             TOTAL MONETARY   APR. 4-DEC. 31,   2006 TO   2009 TO      2011 AND
      OBLIGATION               OBLIGATION          2005           2008      2010      THEREAFTER
      ----------               ----------          ----           ----      ----      ----------
      Operating leases          $21,236         $2,517           $9,417    $4,983       $4,319
      Convertible notes*        200,000              -                -   200,000            -
      Advancis development
       expenses                  14,250         14,250                -         -            -
      Insurance obligations       2,274          2,274                -         -            -
      Pension obligation             22             22                -         -            -
      Other                         393            169              224         -            -
                                    ---            ---              ---   -------        -----
      Total obligations        $238,175        $19,232           $9,641  $204,983       $4,319
                                =======         ======            =====   =======        =====

      *The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

      In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed according to the Company's accounting policies. The total amount that could become due under these contingent agreements is approximately $45,250.

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

FINANCING

      At April 3, 2005, the Company's total outstanding short-term and long-term debt, including the current portion, was $202,667. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon conversion, the Company has the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. It is the Company's current intention to satisfy the Company's obligation upon a conversion of the notes in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to the maturity date.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

      The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the fiscal year ended December 31, 2004.

SUBSEQUENT EVENTS

      In April 2005, the Company received final approval from the FDA and began shipping tramadol hydrochloride and acetaminophen tablets, the generic version of Ortho-McNeil's Ultracet(R). The product is indicated for the short-term (five days or less) management of acute pain. The Company has been awarded 180 days of marketing exclusivity, commencing at launch, for being the first to file an ANDA containing a paragraph IV certification of the product. Following the Company's launch, a competitor entered the market with a generic version of Ultracet(R) authorized by Ortho-McNeil. The Company is currently involved in litigation with Ortho-McNeil who has alleged that the Company's product infringes upon their patent (see "Notes to Consolidated Financial Statements - Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings").

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at April 3, 2005. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term natures.

      The following table summarizes the available for sale securities that subject the Company to market risk at April 3, 2005 and December 31, 2004:

                                                            APRIL 3,   DEC. 31,
                                                              2005       2004
                                                              ----       ----
      Debt securities issued by various state and local
        municipalities and agencies                          $48,797   $82,678
      Securities issued by United States government and
        agencies                                              73,648    69,176
                                                              ------    ------
      Total                                                  $122,445  $151,854
                                                              =======   =======

AVAILABLE FOR SALE SECURITIES:

      The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve a high rate of return while retaining safety of principal. The Company's investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $122,445 in available for sale securities that have a maturity greater than one year.

      In addition to the short-term investments described above, the Company is also subject to market risk in respect to its investments in Advancis, New River and Abrika.

      The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company's investment in Advancis is subject to fluctuations in the price of Advancis common stock, which is publicly traded. The fair value of the Company's investment in Advancis as of April 3, 2005 was $3,510.

      The Company purchased 875 shares of common stock of New River on August 5, 2004 in its initial public offering for $8 per share, for a total purchase price of $7,000. The Company sold 62 shares of the stock in the first quarter of 2005 for $1,846. This investment is subject to fluctuations in the price of New River common stock, which also is publicly traded. As of April 3, 2005, the fair value of the Company's investment in New River was $21,268, based on the market value of the common stock of New River at that date.

      In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs. The investment is monitored on a periodic basis to evaluate whether any changes in fair value become other than temporary.

      ITEM 4. CONTROLS AND PROCEDURES.

      Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) (the "Exchange Act"), were effective as of April 3, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------- -----------------

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

      On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine. The Company and Pentech are in dispute over the amount of gross profit share. This case is currently in discovery. The Company intends to defend vigorously this action.

      On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.

      On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was
transferred   to  the  United  States   District   Court  for  the  District  of
Massachusetts for coordinated and consolidated pre-trial proceedings. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions. Par intends to defend vigorously these actions.

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

      In February 2003, Abbott filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par's generic version of TriCor(R) (fenofibrate) infringes one or more claims of four of their patents based on Par having filed an ANDA for the accused product with the FDA. Par filed an answer and a counterclaim, alleging non-infringement and invalidity. Par has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification and the case is subject to an administrative dismissal.

      On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed the `691 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment (see "Notes to Consolidated Financial Statements - Note 14 - Subsequent Events"). Ortho-McNeil has stated that it will pursue its claims against Kali and will seek damages for lost profits. The Company intends to defend vigorously against this action.

      As a result of Par's filing of the ANDA for latanoprost (Xalatan(R)), the Plaintiffs filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par is appealing the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504.

      Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed's product Androgel(R). Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. This case is currently in discovery. The Company intends to defend vigorously against this action.

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

OTHER MATTERS:

      In June 2003, the Company received notice from the U.S. Congress that the Committee had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded. In order to conduct the investigation, the Committee has requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. It is premature to speculate what action, if any, the federal government may take and what impact such action could have on the Company's business, prospects or financial condition.

ITEM 5.  OTHER INFORMATION
-------  -----------------

      The Company is presently in the process of reviewing its policies regarding the advance approval by the Company's Audit Committee of all audit, audit-related, tax and other services (the "Pre-approval Policy") performed by its independent auditors, Deloitte & Touche LLP. The Company intends to post its revised Pre-approval Policy on its Company website, www.parpharm.com upon its adoption.

ITEM 6.  EXHIBITS
-------  --------

31.1  Certification of the Principal Executive Officer.

31.2  Certification of the Principal Financial Officer.

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



                                        PAR PHARMACEUTICAL COMPANIES, INC.
                                        ----------------------------------
                                        (Registrant)



May 13, 2005                            /s/ Scott Tarriff
                                        -----------------
                                        Scott Tarriff
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



May 13, 2005                            /s/ Dennis J. O'Connor
                                        ----------------------
                                        Dennis J. O'Connor
                                        VICE PRESIDENT AND CHIEF FINANCIAL
                                        OFFICER

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