Form 10-Q
period 2005-07-03
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2005-08-12
CIK 878088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 3, 2005

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


      (Registrant's telephone number, including area code: (201) 802-4000)



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



       Number of shares of Common Stock outstanding as of August 8, 2005:
                                   34,199,198

                                TABLE OF CONTENTS
                       PAR PHARMACEUTICAL COMPANIES, INC.
                                    FORM 10-Q
                    FOR THE FISCAL QUARTER ENDED JULY 3, 2005

                                                                            PAGE

PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated balance sheets as of July 3, 2005 and December 31,
             2004..............................................................3

             Consolidated statements of operations for the three months and six months ended July 3, 2005 and July 4, 2004....................4

             Consolidated statements of cash flows for the six months ended
             July 3, 2005 and July 4, 2004.....................................5

             Notes to consolidated financial statements.....................6-18


     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................19-28

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk.............................................................29

     Item 4. Controls and Procedures..........................................30

 PART II     OTHER INFORMATION

     Item 1. Legal Proceedings.............................................30-32

     Item 4. Submission of Matters to a Vote of Security Holders...........32-33

     Item 6. Exhibits.........................................................33


     SIGNATURES...............................................................34


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       PAR PHARMACEUTICAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)
                                                                                 JULY 3,         DECEMBER 31,
                     ASSETS                                                       2005              2004
                     ------                                                       ----            --------
Current assets:
  Cash and cash equivalents                                                      $32,093          $36,534
  Available for sale securities                                                   97,523          151,854
  Accounts receivable, net of allowances of
    $27,906 and $42,316                                                          189,143          149,107
  Inventories, net                                                               101,793           86,835
  Prepaid expenses and other current assets                                       14,725           17,072
  Deferred income tax assets                                                      36,731           52,580
                                                                                  ------           ------
  Total current assets                                                           472,008          493,982

Property, plant and equipment, at cost less
 accumulated depreciation and amortization                                        75,424           66,642
Investments                                                                       44,008           25,271
Intangible assets, net                                                            48,783           51,491
Goodwill                                                                          77,821           77,919
Deferred charges and other assets                                                  8,142           11,234
Non-current deferred income tax assets, net                                       37,580           42,465
                                                                                  ------           ------
Total assets                                                                    $763,766         $769,004
                                                                                 =======          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Short-term and current portion of long-term debt                                  $997           $4,348
  Accounts payable                                                                46,160           45,832
  Payables due to distribution agreement partners                                 36,432           40,149
  Accrued salaries and employee benefits                                          10,494            8,745
  Accrued expenses and other current liabilities                                  17,667           16,554
  Income taxes payable                                                            22,820           39,116
                                                                                  ------           ------
  Total current liabilities                                                      134,570          154,744

Long-term debt, less current portion                                             200,172          200,275
Other long-term liabilities                                                          395              395
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.0001 per share;
   authorized 6,000,000 shares; no shares issued and outstanding                       -                -
  Common stock, par value $.01 per share; authorized 90,000,000 shares;
    issued 35,041,453 and 34,759,265 shares                                          350              348
  Additional paid-in capital                                                     204,993          193,686
  Deferred compensation - restricted stock                                        (8,654)          (1,455)
  Retained earnings                                                              255,082          253,726
  Accumulated other comprehensive income (loss)                                    9,036             (689)
  Treasury stock, at cost, 848,588 and 843,700 shares                            (32,178)         (32,026)
                                                                                  ------           ------
 Total stockholders' equity                                                      428,629          413,590
                                                                                 -------          -------
 Total liabilities and stockholders' equity                                     $763,766         $769,004
                                                                                 =======          =======

 The accompanying notes are an integral part of these consolidated financial statements.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                     SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                     ----------------                  ------------------
                                                  JULY 3,         JULY 4,              JULY 3,       JULY 4,
                                                   2005            2004                 2005          2004
                                                   ----            ----                 ----        --------

Revenues:
   Net product sales                              $207,815       $423,243            $116,727       $212,204
   Other product related revenues                    6,726          1,055                 313            327
                                                     -----          -----                 ---            ---
Total revenues                                     214,541        424,298             117,040        212,531
Cost of goods sold                                 126,552        280,629              68,203        139,414
                                                   -------        -------              ------        -------
Gross margin                                        87,989        143,669              48,837         73,117
Operating expenses (income):
   Research and development                         33,387         16,662              17,398         10,184
   Selling, general and administrative              46,506         33,548              25,154         16,481
   Settlements, net                                      -         (2,846)                  -         (2,846)
   Gain on sale of facility                              -         (2,812)                  -              -
                                                    ------         ------              ------         ------
   Total operating expenses                         79,893         44,552              42,552         23,819
   Operating income                                  8,096         99,117               6,285         49,298

Other income (expense), net                          2,851            (75)              1,528            (53)
Investment impairment                               (8,280)             -              (8,280)             -
Interest expense, net                                 (514)          (573)               (368)          (294)
                                                       ---            ---                 ----           ---
Income (loss) before provision for income taxes      2,153         98,469                (835)        48,951
Provision (benefit) for income taxes                   797         38,403                (214)        19,091
                                                       ---         ------                 ---         ------
Net income (loss)                                   $1,356        $60,066               $(621)       $29,860
                                                     =====         ======                =====        ======
Net income (loss) per share of common stock:
   Basic                                             $0.04          $1.75              $(0.02)         $0.87
                                                      ====           ====                ====           ====
   Diluted                                           $0.04          $1.70              $(0.02)         $0.85
                                                      ====           ====                ====           ====
Weighted average number of
   common shares outstanding:
   Basic                                            34,081         34,359              34,186         34,267
                                                    ======         ======              ======         ======
   Diluted                                          34,487         35,247              34,186         34,930
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

                       PAR PHARMACEUTICAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                         JULY 3,        JULY 4,
                                                                                          2005           2004
                                                                                          ----           ----
Cash flows from operating activities:
   Net income                                                                            $1,356        $60,066
   Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
     Deferred income taxes                                                               14,691         (3,528)
     Investment impairment                                                                8,280              -
     Depreciation and amortization                                                        7,120          5,681
     Inventory reserves                                                                   2,873            196
     Allowances against accounts receivable                                             (14,410)         1,601
     Gain on sale of fixed assets                                                             -         (2,812)
     Gain on sale of investments                                                         (2,841)             -
     Stock compensation expense                                                           1,785            397
     Other                                                                                  (58)            77

   Changes in assets and liabilities:
     Increase in accounts receivable                                                    (25,626)       (22,472)
     Increase in inventories                                                            (17,831)        (7,196)
     Decrease (increase) in prepaid expenses and other assets                             5,439         (1,514)
     (Decrease) increase in accounts payable                                               (248)         6,755
     (Decrease) increase in payables due to distribution agreement partners              (3,141)         6,256
     Increase (decrease) in accrued expenses and other liabilities                        2,862         (7,833)
     (Decrease) increase in income taxes payable                                        (15,898)        15,437
                                                                                         ------         ------
     Net cash (used in) provided by operating activities                                (35,647)        51,111
                                                                                         ------         ------

Cash flows from investing activities:
   Capital expenditures                                                                 (13,138)       (11,243)
   Acquisition of subsidiary, net of cash acquired                                            -       (138,366)
   Proceeds from sale of investments                                                      4,310              -
   Proceeds from sales of available for sale securities                                  90,189        248,650
   Purchases of available for sale securities                                           (36,577)      (252,871)
   Purchase of investment                                                               (12,000)             -
   Proceeds from sale of fixed assets                                                         2          4,980
   Other                                                                                     98              -
                                                                                             --        -------
   Net cash provided by (used in) investing activities                                   32,884       (148,850)
                                                                                         ------        -------

Cash flows from financing activities:
   Proceeds from issuances of common stock                                                1,928          6,122
   Purchases of treasury stock                                                             (152)       (20,077)
   Issuance of long term debt                                                                 -            399
   Principal payments under long-term debt and other borrowings                          (3,454)          (166)
                                                                                          -----            ---
   Net cash used in financing activities                                                 (1,678)       (13,722)
                                                                                          -----         ------

Net decrease in cash and cash equivalents                                                (4,441)      (111,461)
Cash and cash equivalents at beginning of period                                         36,534        162,549
                                                                                         ------        -------
Cash and cash equivalents at end of period                                              $32,093        $51,088
                                                                                         ======         ======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Taxes                                                                                 $1,998        $26,492
                                                                                          =====         ======
   Interest                                                                              $2,955         $2,962
                                                                                          =====          =====
Non-cash transactions:
   Tax benefit from exercise of stock options                                              $398         $2,767
                                                                                            ===          =====
   Issuance of warrants                                                                      $-         $2,530
                                                                                              =          =====
   Increase (decrease) in fair value of available for sale securities                    $7,257          $(815)
   and investments                                                                        =====           ====

 The accompanying notes are an integral part of these consolidated financial statements.


                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


     Par Pharmaceutical Companies, Inc. (the "Company") operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. ("Par"), in one business segment, the manufacture and distribution of generic pharmaceuticals principally in the United States. The Company wholly owns Kali Laboratories, Inc. ("Kali"), a generic pharmaceutical research and development company located in Somerset, New Jersey, which it acquired on June 10, 2004. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes one product in the semi-solid form of a cream and one oral suspension product.

NOTE 1 - BASIS OF PREPARATION:

     The accompanying consolidated financial statements at July 3, 2005 and for the six-month and three-month periods ended July 3, 2005 and July 4, 2004 are unaudited; in the opinion of the Company's management, however, such statements include all adjustments necessary to present fairly the information presented therein. The consolidated balance sheet at December 31, 2004 was derived from the Company's audited consolidated financial statements at such date.

     On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and the accompanying consolidated financial statements include the operating results of Kali from the date of its acquisition.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Under the newly issued standard changes in depreciation, amortization, or depletion for long-lived, non-financial assets should be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29. The Company does not expect that the adoption of this statement, effective for fiscal periods beginning after June 15, 2005, will have any impact on the Company's results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on its results of operations, financial position or cash flows.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

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

NOTE 3 - STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company's common stock and the option's per share exercise price.

     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

                                                                               SIX MONTHS ENDED        THREE MONTHS ENDED
                                                                               ----------------        ------------------
                                                                             JULY 3,     JULY 4,      JULY 3,   JULY 4,
                                                                              2005        2004         2005      2004
                                                                              ----        ----         ----      ----

Net income (loss), as reported                                               $1,356     $60,066        $(621)   $29,860

Add:  Stock-based employee compensation expense included in
      reported net income, net of related tax effects                           833           -          450          -

Deduct:  Stock-based employee compensation expense determined
         under the fair value-based method, net of related tax effects      (23,976)    (11,185)      (3,242)    (3,551)
                                                                             ------      ------        -----      -----

Pro forma net (loss) income                                                $(21,787)    $48,881      $(3,413)   $26,309
                                                                             ======      ======        =====    =======

Net income (loss) per share of common stock:

  As reported - Basic                                                         $0.04       $1.75       $(0.02)     $0.87
                                                                               ====        ====         ====       ====
  As reported - Diluted                                                       $0.04       $1.70       $(0.02)     $0.85
                                                                               ====        ====         ====       ====

  Pro forma - Basic                                                          $(0.64)      $1.42       $(0.10)     $0.77
                                                                               ====        ====         ====       ====
  Pro forma - Diluted                                                        $(0.64)      $1.39       $(0.10)     $0.75
                                                                               ====        ====         ====       ====



     In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all outstanding stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company's stock option assumptions at the date of their grants was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R requiring the expensing of stock options, which is expected to be effective for the Company in the first quarter of 2006.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

     As permitted under SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value-based method of SFAS 148. The fair value of the options granted during each of the six-month and three-month periods has been estimated at the dates of grant using the Black-Scholes stock option pricing model, based on the following assumptions:


                               SIX MONTHS ENDED         THREE MONTHS ENDED
                               ----------------         ------------------
                          JULY 3, 2005  JULY 4, 2004  JULY 3, 2005  JULY 4, 2004
                          ------------  ------------  ------------  ------------
Risk-free interest rate    3.7%         4.0%            4.0%         4.0%
Expected term              4.9 years    4.9 years       5.0 years    4.9 years
Expected volatility          58.6%        62.1%           57.7%        61.9%


     It is assumed that no dividends will be paid during the entire term of the options. The weighted average per share fair values of options granted in the six-month periods ending July 3, 2005 and July 4, 2004 were $20.24 and $33.27, respectively. The weighted average per share fair values of the options granted in the three-month periods ended July 3, 2005 and July 4, 2004 were $17.12 and $24.46, respectively.

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

     At July 3, 2005 and December 31, 2004, all of the Company's investments in marketable securities were classified as available for sale and, as a result, were reported at fair value. The following is a summary of the Company's available for sale securities, classified as current, at July 3, 2005:

                                                      UNREALIZED           FAIR
                                                      ----------           ----
                                                   COST    GAIN LOSS       VALUE
                                                   ----    ---------       -----
  Debt securities issued by various state
   and local municipalities and agencies         $68,309   $-   $(502)   $67,807
  Securities issued by United States
   government and agencies                        30,368    -    (652)    29,716
                                                  ------    -     ---     ------
  Total                                          $98,677   $- $(1,154)   $97,523
                                                  ======    =   =====     ======

     The following is a summary of the Company's available for sale securities, classified as current, at December 31, 2004:

                                                      UNREALIZED           FAIR
                                                      ----------           ----
                                                   COST  GAIN LOSS        VALUE
                                                   ----  ---------        -----
  Debt securities issued by various state
   and local municipalities and agencies         $82,894   $-   $(216)   $82,678
  Securities issued by United States
   government and agencies                        69,642    -    (466)    69,176
                                                  ------ ----     ---     ------
       Total                                    $152,536   $-   $(682)  $151,854
                                                 =======    =     ===    =======

     The Company had $376 and $36 of unrealized losses related to available for sale securities that had been in a loss position for greater than a year as of July 3, 2005 and December 31, 2004, respectively. All of the securities are available for immediate sale and have been classified as current. The Company

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


sold $90,189 and $46,524 of these securities for the six-month and three-month periods ended July 3, 2005. The following table summarizes the contractual maturities of the Company's debt securities at July 3, 2005 and December 31, 2004:

                                JULY 3, 2005              DECEMBER 31, 2004
                                ------------              -----------------
                                          FAIR                         FAIR
                               COST       VALUE            COST       VALUE
                               ----       -----            ----       -----
  Less than one year         $79,640     $78,945          $93,907   $93,250
  Due between 1-2 years            -           -                -         -
  Due between 2-5 years        8,812       8,740            3,592     3,594
  Due after 5 years           10,225       9,838           55,037    55,010
                              ------       -----           ------    ------
  Total                      $98,677     $97,523         $152,536  $151,854
                              ======      ======          =======   =======
NOTE 5 - INVESTMENTS:

     The Company has investments in New River Pharmaceuticals Inc. ("New River"), Advancis Pharmaceutical Corporation ("Advancis"), Abrika Pharmaceuticals, LLLP ("Abrika") and Optimer Pharmaceuticals, Inc. ("Optimer"). The Company has determined that all of these investments are available for sale; therefore, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Additionally, the Company assesses whether declines in fair value are considered other-than-temporary and records impairment expense on any of those investments that the Company determines are other-than-temporary.

     In April 2005, the Company acquired 3,333 shares of Series C preferred stock of Optimer, a privately held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares represent approximately 13% ownership in Optimer. Because Optimer is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in fair value become other-than-temporary.

     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. The Company also holds a convertible promissory note in the principal amount of $3,000, with interest accruing at 8.0% annually, for money it loaned to Abrika. Because Abrika is privately-held, the Company monitors this investment on a periodic basis to evaluate whether any changes in fair value become other-than-temporary.

     In August 2004, the Company purchased 875 shares of common stock of New River for $7,000 in its initial public offering at $8 per share. In the first six months of 2005, the Company sold 144 shares of New River common stock for $4,310 and recorded a gain on the sale of $3,156 which is recorded in other income (expense), net. The Company's current investment represents an ownership position of approximately 4.1% of the outstanding common stock of New River. As of July 3, 2005 and December 31, 2004, the fair value of the Company's investment in New River was $21,927 and $13,090, respectively, based on the market value of the common stock of New River on those dates. To date, the Company has recorded unrealized gains on this investment of $16,080, with a corresponding credit of $9,919 to accumulated other comprehensive gains and $6,161 to deferred income taxes.

     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. The Company's current investment represents approximately 3.4% of the outstanding common stock of Advancis. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company has determined that the decline in fair market value of its investment is other-than-temporary and as such has written the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. At December 31, 2004 the fair value of the Company's investment in Advancis was $3,820.

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


NOTE 6 - ACCOUNTS RECEIVABLE:
                                                      JULY 3,    DECEMBER 31,
                                                       2005          2004
                                                       ----          ----
  Gross trade accounts receivable                    $286,141     $294,030
  Allowances for rebates and chargebacks               69,440      102,607
                                                       ------      -------
  Trade accounts receivable, net of customer
   rebates and chargebacks                            216,701      191,423
  Other accounts receivable                               348            -
                                                          ---      -------
                                                      217,049      191,423
  Allowances:
    Doubtful accounts                                   1,847        1,847
    Returns                                            13,205       23,392
    Price adjustments and allowances                   12,854       17,077
                                                       ------       ------
                                                       27,906       42,316
                                                       ------       ------
  Accounts receivable,
    net of allowances                                $189,143      $149,107
                                                      =======       =======

     At the time the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to its gross revenues, with corresponding adjustments to the accounts receivable allowances.

     Customer rebates are price reductions that are provided to customers generally as an incentive for them to continue to carry the Company's products or to substitute the Company's products for competing products to be sold through the customers' distribution channels. This incentive is based generally on a customer's volume of purchases made during an applicable monthly, quarterly or annual period.

     Chargebacks are provided to the wholesale customer for product that it resells to specific healthcare providers on the basis of prices negotiated between the Company and the providers. Chargeback credits are issued to wholesalers for the difference between the Company's invoice price and the contract price through which the wholesaler resells the product.

     The Company accepts returns of product according to the following criteria:
(i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit for such return if such product is returned within six months prior to, and until 12 months following, such product's expiration date; and (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer unless the product can be resold.

     Price adjustments and allowances include term discounts, sales promotions and shelf-stock adjustments. Term discounts are provided to customers that pay within a specific period of time. The Company may conduct sales or trade show promotions where additional discounts may be provided on a new product or certain existing products as an added incentive to stock the Company's products or for the customer to substitute the Company's products for competing products. The Company may also, from time to time, provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to secure or maintain a certain market share. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. Shelf-stock adjustments typically are provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

     Due to competitive factors, the Company may also provide price protection. The Company will generally offer price protection for sales of new generic drugs for which its market exclusivity period has expired or with respect to products

                       PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


for which it anticipates significant price erosion through increases in competition. Such price protection reflects the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period or at the time of a price decrease. Such price protection plans, which are common in the Company's industry, are provided through lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels, or through shelf-stock adjustments. At July 3, 2005 and December 31, 2004, the Company did not have any material price protection reserves, but had issued significant price protection credits and had generally lowered contract pricing on its key products in the first half of 2005 and throughout fiscal year 2004 due to competition.

     The following table summarizes activity for the three-month and six-month periods ended July 3, 2005 in the accounts affected by the accruals described above:


                                                   THREE MONTHS     SIX MONTHS
                                                       ENDED           ENDED
  RESERVES FOR REBATES AND CHARGEBACKS:            JULY 3, 2005    JULY 3, 2005
  -------------------------------------            ------------    ------------
  Balance, beginning of the period                   $(91,150)    $(102,607)
  Provision recorded                                 (154,171)     (303,517)
  Credits processed                                   175,881       336,684
                                                      -------       -------
  Balance, end of the period                         $(69,440)     $(69,440)
                                                       ======        ======

  RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,
   PRICE ADJUSTMENTS AND OTHER SALES ALLOWANCES:
   ---------------------------------------------
  Balance, beginning of the period                   $(35,729)     $(42,316)
  Provision recorded                                  (35,480)      (70,938)
  Credits processed                                    43,303        85,348
                                                       ------        ------
  Balance, end of the period                         $(27,906)     $(27,906)
                                                       ======        ======

NOTE 7 - INVENTORIES, NET:
                                                       JULY 3,     DECEMBER 31,
                                                        2005          2004
                                                        ----          ----
  Raw materials and supplies, net                     $31,003       $30,773
  Work-in-process, net                                  8,225        11,041
  Finished goods, net                                  62,565        45,021
                                                       ------        ------
                                                     $101,793       $86,835
                                                      =======        ======
NOTE 8 - ACQUISITION:

     On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,763 in cash and warrants to purchase 150 shares of the Company's common stock valued at $2,530. The acquisition did not require the approval of the Company's stockholders. The Company acquired the physical facilities, acquired in-process research and development and intellectual property of Kali and retained all of its employees. The acquisition of Kali has significantly expanded the Company's research and development capabilities. The Company's acquisition of Kali is consistent with its long-term strategy to supplement internal growth through acquisitions, joint ventures and product licensing agreements.

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

NOTE 9 - INTANGIBLE ASSETS, NET:
                                                          JULY 3,   DECEMBER 31,
                                                           2005         2004
                                                           ----         ----
  FSC Laboratories, Inc. agreement, net of
    accumulated amortization of of $460 and $0               $14,540   15,000
  Trademark licensed from Bristol-Myers Squibb                 5,000    5,000
  Bristol-Myers Squibb asset purchase agreement,
    net of accumulated amortization of $5,571 and $4,736       6,129    6,964
  Product license fees, net of accumulated amortization
    of $3,713 and $3,480                                       7,292    7,525
  Genpharm, Inc. distribution agreement, net of
     accumulated amortization  of $5,055 and $4,694            5,778    6,139
  Intellectual property, net of accumulated amortization
    of $2,579 and $2,071                                       6,726    7,234
  Other intangibles assets, net of accumulated amortization
    of $502 and $191                                           3,318    3,629
                                                               -----    -----
                                                             $48,783   $51,491
                                                              ======    ======

     The Company recorded amortization expense related to intangible assets of $2,708 and $3,204, respectively, for the six-month periods ended July 3, 2005 and July 4, 2004 and $1,406 and $1,692 for the three-months periods ended July 3, 2005 and July 4, 2004, respectively. In July 2005, The Company made an additional payment of $5,000 to Bristol-Myers Squibb ("BMS") in regards to the trademark license above. In the third quarter of 2005, Par will begin to amortize the $10,000 over its estimated useful life as the Company begins shipping Megace(R) ES for which this trademark license relates. Amortization expense related to intangible assets is expected to total approximately $7,788 in 2005, $9,472 in 2006, $8,621 in 2007, $8,610 in 2008, $7,286 in 2009 and
$7,714 thereafter. Intangible assets not being amortized at July 3, 2005 were product license fees of $6,999.

     The product license fees of $6,999 consist of payments made by Par pursuant to agreements with Breath Ltd. of the Arrow Group and FineTech Laboratories, Ltd. related to latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation's ("Pharmacia") Xalatan(R), a glaucoma medication. The Company and Pharmacia were in litigation over alleged patent infringement in regards to latanoprost. On August 10, 2005, the United States Court of Appeals for the Federal Circuit denied Par's appeal and affirmed the lower court's decision. (see "Note 14 - Subsequent Events").

 NOTE 10 - INCOME TAXES:

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at July 3, 2005 and December 31, 2004 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development. The decline in deferred tax assets from December 31, 2004 to July 3, 2005 is due primarily to lower accounts receivable reserves in the current period. The Company's effective tax rate for the six months ended July 3, 2005 and July 4, 2004 was 37.0% and 39.0%, respectively. The Company's effective tax rate for the three months ended July 3, 2005 and July 4, 2004 was 25.6% and 39.0%, respectively.
                                       12

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

NOTE 11 - CHANGES IN STOCKHOLDERS' EQUITY:

     Changes in the Company's Common stock, Additional paid-in capital, Deferred compensation - restricted stock and Accumulated other comprehensive income
(loss) accounts during the six-month period ended July 3, 2005 were as follows:

                                                                                         DEFERRED      ACCUMULATED
                                                                           ADDITIONAL   COMPENSATION      OTHER
                                                        COMMON STOCK        PAID-IN      RESTRICTED    COMPREHENSIVE
                                                    SHARES      AMOUNT       CAPITAL       STOCK        INCOME (LOSS)
                                                    -----       -------      -------       -----        ------------
    Balance, January 1, 2005                         34,759     $348      $193,686      $(1,455)         $(689)
      Comprehensive income:
        Net gains on investments,
          net of tax                                      -        -             -            -           4,653
        Reversal of other than temporary
          unrealized loss, net of tax                     -        -             -            -           5,072
      Exercise of stock options                          75        -         1,712            -               -
      Tax benefit from exercise of stock options          -        -           398            -               -
      Issuance of restricted stock                      200        2         8,519       (8,521)              -
      Employee stock purchase program                     7        -           213            -               -
      Compensatory arrangements                           -        -           436        1,322               -
      Other                                               -        -            29            -               -
                                                     ------    -----          ----        -----           -----
    Balance, July 3, 2005                            35,041     $350      $204,993      $(8,654)         $9,036
                                                     ======      ===       =======        =====           =====

                                                                        SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                   JULY 3, 2005  JULY 4, 2004   JULY 3, 2005  JULY 4, 2004
COMPREHENSIVE INCOME:
  Net income (loss)                                                   $1,356         $60,066       $(621)       $29,860
  Other comprehensive income (loss):
   Unrealized gains (losses) on investments,
    net of tax                                                         9,725            (815)      4,975         (1,885)
                                                                       -----             ---       -----          -----
  Comprehensive income                                               $11,081         $59,251      $4,354        $27,975
                                                                     =======         =======      ======        =======

     In April 2004, the Company's board of directors (the "Board") authorized the repurchase of up to $50,000 of the Company's common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common stock acquired through the repurchase program is and will be available for general corporate purposes. In fiscal year 2004, the Company repurchased 844 shares of its common stock for approximately $32,026 pursuant to the program. The Company repurchased 5 shares of its common stock in the second quarter of 2005 for approximately $152. The Company may still repurchase up to approximately $17,822 of its common stock under the above plan.

     In the first quarter of 2005 and the second quarter of 2004, the Company granted 206 and 45 restricted shares of common stock, respectively, to certain key employees. The restrictions expire over a four-year period from the dates of grant. Compensation expense is recognized over the related vesting period as restrictions lapse.

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


NOTE 12 - EARNINGS PER SHARE:

     The following is a reconciliation of the amounts used to calculate the Company's basic and diluted earnings per share:

                                                       SIX MONTHS ENDED              THREE MONTHS ENDED
                                                       ----------------              ------------------
                                                 JULY 3, 2005  JULY 4, 2004    JULY 3, 2005   JULY 4, 2004
                                                 ------------  ------------    ------------   ------------
Net income (loss)                                    $1,356       $60,066          $(621)         $29,860

Basic:
Weighted average number of
common shares outstanding                            34,081        34,359         34,186           34,267

Net income per share of common stock                  $0.04         $1.75         $(0.02)           $0.87
                                                      =====         =====         ======            =====

Assuming dilution:
Weighted average number of
common shares outstanding                            34,081        34,359         34,186           34,267
 Effect of dilutive options                             406           888              -              663
                                                        ---           ---              -              ---
Weighted average number of common
shares outstanding                                   34,487        35,247         34,186           34,930

Net income (loss) per share of common
stock                                                 $0.04         $1.70         $(0.02)           $0.85
                                                      =====         =====         ======            =====

     Outstanding options and warrants of 2,108 and 1,270 at the end of the six-month periods ended July 3, 2005 and July 4, 2004, respectively, and 2,554 and 1,420 at the end of the three-month periods ended July 3, 2005 and July 4, 2004, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. Also, in the three month period ended July 3, 2005, the effect of 281 dilutive instruments were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive due to the Company's loss in the period. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share for all periods presented. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

PENSION PLAN:

     The Company maintains a defined benefit plan (the "Pension Plan") that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants' length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. For fiscal year 2005, the Company's contribution is estimated to be $27.

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


     Net pension expense for the six-month and three-month periods ended July 3, 2005 and July 4, 2004 included the components set forth in the table below:

                                                               SIX MONTHS ENDED             THREE MONTHS ENDED
                                                               ----------------             ------------------
                                                           JULY 3, 2005   JULY 4, 2004   JULY 3, 2005  JULY 4, 2004
                                                           -----------    ------------   ------------  ------------

Interest cost                                                      $62         $62         $   31          $31
Expected return on Pension Plan assets                             (66)        (68)           (33)         (34)
Amortization of initial unrecognized transition obligation          26          26             13           13
                                                            ----------   ---------     ----------    ---------
Net pension expense                                                $22         $20            $11          $10
                                                            ==========   =========     ==========    =========


LEGAL PROCEEDINGS:

     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. ("Morton Grove") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

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

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. These cases were transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including Par, have filed a motion to dismiss the amended complaint. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. Par intends to defend vigorously these actions.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. ("Roxane") in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension (Megace Oral Suspension(R)) and that the infringement is willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to vigorously pursue this action.

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

     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. ("Ortho-McNeil") filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the "`691 patent") by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil has stated that it will pursue its claims against Kali and will seek damages for lost profits. The Company intends to defend vigorously this action.

     As a result of Par's filing of the ANDA for latanoprost (Xalatan(R)), Pharmacia Corporation and the Trustees of Columbia University (collectively, the "Plaintiffs") filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22,
2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


for the Federal Circuit. Par has appealed the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504. The appeals were argued on June 10, 2005. On August 10, 2005, the United States Court of Appeals for the Federal Circuit denied Par's appeal and affirmed the lower court's decision (see "Note 14 - Subsequent Events").

     Par entered into a licensing agreement with developer Paddock Laboratories, Inc. ("Paddock") to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s ("Unimed") product Androgel(R). Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco ("Besins"), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. Discovery has recently been completed and the parties are briefing issues relating to claim construction. The Company intends to defend vigorously this action.

     Endo Pharmaceuticals Holding Inc ("Endo") has brought an arbitration against the Company pursuant to the rules of the CFR, an alternative dispute resolution forum similar to the American Arbitration Association. Endo claims that Par has breached a contractual obligation to share Paxil revenues with Endo. Par has denied these allegations in their entirety and has also contested the arbitration's jurisdiction. In the event that the matter proceeds in arbitration, Par intends to defend vigorously this action.

     In addition, following the arbitration brought by Endo, Par filed a lawsuit against Endo in the United States District Court for the District of New Jersey. This case alleges that Endo's efforts to collect monies it alleges are due under the agreement between Par and Endo which is referred to in Endo's arbitration against Par constitutes, among other things, patent misuse. Endo has moved to dismiss the complaint on jurisdictional grounds, among other things. Par intends to vigorously pursue this action.

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

                      PAR PHARMACEUTICAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


NOTE 14 - SUBSEQUENT EVENTS:

     In the third quarter of 2005, the Company received FDA approval and began shipping Megace(R) ES, a concentrated oral suspension for the treatment of anorexia, cachexia, or an unexplained, significant weight loss in patients with a diagnosis of acquired immunodeficiency syndrome ("AIDS"). The approval of Megace(R) ES is the first branded pharmaceutical product developed by Par to be approved for marketing by the FDA.

     In August 2005, the Company terminated its partnership agreement with Advancis. The Company had entered into the agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. By terminating the partnership agreement, the Company has agreed to pay $4,750 due in the third quarter of 2005 but is no longer responsible for the fourth quarter payment of $4,750 which would have been the final payment to Advancis.

     On August 10, 2005 the United States Court of Appeals for the Federal Circuit denied Par's appeal and affirmed the lower court's decision in the Pharmacia Corporation and the Trustees of Columbia University in the City of New York v. Par Pharmaceutical, Inc. The court affirmed that Pharmacia's patent, U.S. Patent No. 5,422,368, is unenforceable due to inequitable conduct. The court also affirmed that Pharmacia's patent, U.S Patent No. 5,296,504, is valid and is infringed by Par. Par is thus prohibited from engaging in any commercial activity the United States relating to any drug product covered by that patent.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS IN THIS DOCUMENT MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING THOSE CONCERNING MANAGEMENT'S EXPECTATIONS WITH RESPECT TO FUTURE FINANCIAL PERFORMANCE, TRENDS AND FUTURE EVENTS, PARTICULARLY RELATING TO SALES OF CURRENT PRODUCTS AND THE INTRODUCTION OF NEW MANUFACTURED AND DISTRIBUTED PRODUCTS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, WHICH COULD CAUSE ACTUAL RESULTS AND OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. THESE STATEMENTS ARE OFTEN, BUT NOT ALWAYS, MADE TYPICALLY BY USE OF WORDS OR PHRASES SUCH AS "ESTIMATE," "PLANS," "PROJECTS," "ANTICIPATES," "CONTINUING," "ONGOING," "EXPECTS," "INTENDS," "BELIEVES," OR SIMILAR WORDS AND PHRASES. FACTORS THAT MIGHT AFFECT SUCH FORWARD-LOOKING STATEMENTS SET FORTH IN THIS DOCUMENT INCLUDE (I) INCREASED COMPETITION FROM NEW AND EXISTING COMPETITORS, AND PRICING PRACTICES FROM SUCH COMPETITORS (PARTICULARLY UPON COMPLETION OF EXCLUSIVITY PERIODS), (II) PRICING PRESSURES RESULTING FROM THE CONTINUED CONSOLIDATION BY THE COMPANY'S DISTRIBUTION
CHANNELS, (III) THE AMOUNT OF FUNDS AVAILABLE FOR INTERNAL RESEARCH AND DEVELOPMENT, AND RESEARCH AND DEVELOPMENT JOINT VENTURES, (IV) RESEARCH AND DEVELOPMENT PROJECT DELAYS OR DELAYS AND UNANTICIPATED COSTS IN OBTAINING REGULATORY APPROVALS, (V) CONTINUATION OF DISTRIBUTION RIGHTS UNDER SIGNIFICANT AGREEMENTS, (VI) THE CONTINUED ABILITY OF DISTRIBUTED PRODUCT SUPPLIERS TO MEET FUTURE DEMAND, (VII) THE COSTS, DELAYS INVOLVED IN AND OUTCOME OF ANY THREATENED OR PENDING LITIGATIONS, INCLUDING PATENT AND INFRINGEMENT CLAIMS, (VIII) UNANTICIPATED COSTS, DELAYS AND LIABILITIES IN INTEGRATING ACQUISITIONS, (IX) OBTAINING OR LOSING 180-DAY MARKETING EXCLUSIVITY PERIODS ON PRODUCTS AND (X) GENERAL INDUSTRY AND ECONOMIC CONDITIONS. ANY FORWARD-LOOKING STATEMENTS
INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF ONLY, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND, SUBJECT TO APPLICABLE LAW TO THE CONTRARY, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

       THE FINANCIAL DATA CONTAINED IN THIS SECTION IS IN THOUSANDS.

OVERVIEW

     For the three-month period ended July 3, 2005, the Company's revenues and gross margin dollars decreased 44.9% and 33.2%, respectively, from the corresponding period of 2004. Revenue and gross margin dollars decreased 49.4% and 38.8%, respectively, for the six-month period ended July 3, 2005 from the corresponding period of 2004. Increased competition has continued to adversely affect pricing and volumes of the Company's key products leading to lower sales and gross margin dollars. Also, the Company's increased spending on research and development, higher sales and marketing costs and increased legal fees contributed to decreased earnings when comparing both the second fiscal quarter of 2005 to the second fiscal quarter of 2004 and the first six months of 2005 to the first six months of 2004. Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, is seeking to introduce new products that have limited competition and longer product life cycles. As part of this effort, the Company received final approval from the FDA and began shipping tramadol HCl and acetaminophen tablets (Ultracet(R)) in April 2005 and Megace(R) ES, the Company's first branded pharmaceutical product, in the third quarter of 2005. The Company had expected to receive FDA approval of several additional products in the first six months of 2005, but have not yet received such approvals. At this time, the Company is unable to determine, if and when any such products will be approved. In addition to expected new product introductions as part of its various strategic alliances and relationships, the Company plans to continue to invest in its internal research and development efforts and brand marketing strategy throughout fiscal year 2005 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.

     The Company's business plan includes its strategy to enter the branded drug market in an effort to market products with longer life cycles and higher profitability. In the third quarter of 2005, the Company received FDA approval for its first New Drug Application ("NDA"), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act ("FFDC Act"), and immediately began marketing megestrol acetate oral suspension NanoCrystal(R) Dispersion ("Megace(R) ES"). The new NanoCrystal(R) Dispersion ("NCD") formulation is a line extension of Par's currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. Megace(R) ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and will utilize the Megace(R) brand name that Par has licensed from BMS.

     As part of the Company's brand market business strategy, Par had entered into an agreement with Advancis to develop and market a low dose pulsatile form of the antibiotic amoxicillin, utilizing Advancis' proprietary PULSYS(TM) technology. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. In August, the Company terminated its partnership agreement with Advancis. The Company has agreed to pay $4,750 due in the third quarter of 2005 but is no longer responsible for the fourth quarter payment of $4,750 which would have been the final payment to Advancis.

     Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by the Company's management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market. At that time, however, the branded company may license an authorized generic product to a competing generic company. As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In recent years, a large portion of the Company's revenue growth had been derived from sales of generic drugs during the 180-day marketing exclusivity period or from the sale of generic products that had limited competition. These drugs included paroxetine tablets (Paxil(R)), megestrol acetate oral suspension (Megace Oral Suspension(R)), and fluoxetine (Prozac(R)), which all have experienced significant declines in sales and gross margins from prior years.

     In April 2005, the Company received final approval from the FDA to market tramadol HCl and acetaminophen tablets and has been awarded 180 days of marketing exclusivity. Tramadol sales in the second quarter of 2005 were $30,600.

     The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and the Company currently has three competitors for this product. The additional competition has led to significant pricing and, to a lesser extent, sales volume declines. Paroxetine sales in the second quarter of 2005 have decreased to $10,000 from $77,300, in the second quarter of 2004. Paroxetine sales in the first six months of 2005 have decreased to $21,600 from $181,900, in the first six months of 2004. The Company is currently experiencing supply issues with paroxetine and is evaluating what affect, if any, these issues will have on future paroxetine sales and gross margins. In spite of these issues, the Company believes that it currently has sufficient paroxetine inventory on hand to fill projected orders over the upcoming quarter.

     The Company currently has three generic competitors for megestrol acetate oral suspension. In July 2004, Par entered into a settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. ("Teva USA") pursuant to which Par granted a license to Teva USA for a limited number of units and Par is receiving a royalty on Teva USA's net sales of megestrol acetate oral suspension in the United States. Sales and gross margins for megestrol acetate oral suspension have declined due principally to the adverse effects of competition on pricing and volume. Megestrol acetate oral suspension net sales were $7,100 for the second quarter of 2005 compared to $18,300 for the second quarter of 2004. Megestrol acetate oral suspension net sales were approximately $15,700 for the first six months of 2005 compared to $37,000 for the first six months of 2004.

     There are four competitors currently in the market with products that compete with the Company's fluoxetine 40 mg product and a large number of competitors on the 10 mg and 20 mg products. Net sales of fluoxetine 40 mg capsules and 10 mg and 20 mg tablets were approximately $6,500 for the second quarter of 2005 compared to approximately $8,400 for the second quarter of 2004. Net sales of fluoxetine 40 mg capsules and 10 mg and 20 mg tablets were approximately $12,600 for the first six months of 2005 compared to approximately $23,200 for the first six months of 2004.

     Generic drug pricing at the wholesale level can create significant differences between the invoice price and the Company's net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for that difference. The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances, for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to its accounts receivable allowances.

     The Company will generally offer price protection for sales of generic drugs for which the market exclusivity period has expired because the prices of such drugs will typically decline, sometimes substantially, when additional generic manufacturers introduce and market comparable generic products. In addition, the Company may offer price protection with respect to products for which it anticipates significant price erosion through increased competition. Such price protection plans, which are common in the Company's industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company recorded no material price protection credits in the second quarter of 2005. In the first quarter of 2005, the Company provided for and issued price protection credits of approximately $11,100 primarily due to competition with respect to paroxetine, megestrol acetate oral suspension and glyburide & metformin HCl (Glucovance(R)).

     The Company has the historical experience and access to information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, total demand for each drug that the Company manufactures or distributes, the Company's market share, recent or pending new drug introductions and inventory practices of the Company's customers, that it believes are necessary to reasonably estimate the amounts of such reductions to invoice price. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers' inventories at a particular point in time and market data, or other market factors beyond the Company's control. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, price adjustments or other sales allowances for the three-month and six-month periods ended July 3, 2005 and July 4, 2004. In addition, the Company's critical accounting estimates related to those reserves were accurate as of July 3, 2005 and no material adjustments were made to such estimates during the applicable period.

     The following table summarizes activity for the three-months ended July 3, 2005 and July 4, 2004 in the accounts affected by the accruals described above:


                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                       JULY 3,           JULY 4,
  RESERVES FOR REBATES AND CHARGEBACKS:                 2005              2004
  -------------------------------------                 ----              ----
  Balance, beginning of the period                     $(91,150)       $(94,816)
  Provision recorded                                   (154,171)       (207,280)
  Credits processed                                     175,881         139,294
                                                        -------         -------
  Balance, end of the period                           $(69,440)      $(162,802)
                                                         ======         =======

  RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,             JULY 3,           JULY 4,
    PRICE ADJUSTMENTS AND OTHER SALES ALLOWANCES:       2005              2004
    ---------------------------------------------       ----              ----
  Balance, beginning of the period                     $(35,729)       $(31,917)
  Provision recorded                                    (35,480)        (85,213)
  Credits processed                                      43,303          75,172
                                                         ------          ------
  Balance, end of the period                           $(27,906)       $(41,958)
                                                         ======          ======

     The following table summarizes activity for the six-months ended July 3, 2005 and July 4, 2004 in the accounts affected by the accruals described above:


                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                                       JULY 3,           JULY 4,
  RESERVES FOR REBATES AND CHARGEBACKS:                 2005              2004
  -------------------------------------                 ----              ----
  Balance, beginning of the period                    $(102,607)       $(99,391)
  Provision recorded                                   (303,517)       (337,391)
  Credits processed                                     336,684         273,980
                                                        -------         -------
  Balance, end of the period                           $(69,440)      $(162,802)
                                                         ======         =======

  RESERVES FOR DOUBTFUL ACCOUNTS, RETURNS,              JULY 3,          JULY 4,
    PRICE ADJUSTMENTS AND OTHER SALES ALLOWANCES:        2005             2004
    ---------------------------------------------        ----             ----
  Balance, beginning of the period                     $(42,316)       $(40,357)
  Provision recorded                                    (70,938)       (118,432)
  Credits processed                                      85,348         116,831
                                                         ------         -------
  Balance, end of the period                           $(27,906)       $(41,958)
                                                         ======          ======

     In addition to its own product development program, the Company has several strategic alliances through which it co-develops and distributes products. These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise on dissimilar products or technologies, and a sharing of both the costs and risks of new product development. The Company pays a percentage of the gross profits or of sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with its strategic partners, contribute higher gross margins than products covered under distribution agreements. The Company is engaged in various efforts, subject to FDA approval and other factors, to introduce new products through its research and development efforts and through its distribution and development agreements with third parties.

     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because substantially all of the Company's current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

GENERAL

     The Company's net income of $1,356 for the six-month period ended July 3, 2005 decreased $58,710, from $60,066 for the six-month period ended July 4, 2004 primarily due to revenue declines and increased operating expenses. Total revenues of $214,541 and gross margin dollars of $87,989 in the first six months of 2005 decreased from $424,298 and $143,669, respectively, in the first six months of 2004, due primarily to competition on the Company's key products. Research and development spending in the first six months of 2005 of $33,387 increased $16,725 over the same period of the prior year due to expenses for the development of proprietary pharmaceutical products and additional personnel costs, including the addition of Kali. Selling, general and administrative costs in the first six months of 2005 were $46,506 compared to $33,548 in first six months of 2004 as the Company prepared for the third quarter of 2005 launch of Megace(R) ES. Net income in the first six months of 2005 includes an investment impairment of $8,280 related to the Company's investment in Advancis, recorded in the second quarter of 2005. The first six months of 2004 net income included a $2,812 gain on the sale of a Company facility recorded in the first quarter of 2004 and net settlement income of $2,846 recorded in the second quarter of 2004.

     Net loss for the three-month period ended July 3, 2005 was $(621) compared to net income of $29,860 for the three-month period ended July 4, 2004. Total revenues of $117,040 and gross margin dollars of $48,837 in the second quarter of 2005 decreased from $212,531 and $73,117, respectively, in the second quarter of 2004, due primarily to competition on the Company's key products. Research and development spending in the second quarter of 2005 of $17,398 increased $7,214 from the same period of the prior year and selling, general and administrative costs in the second quarter of 2005 were $25,154 compared to $16,481 in the second quarter of 2004. The net loss in the second quarter of 2005 included the investment impairment related to Advancis, while net income in the second quarter of 2004 included the net settlement income.

     Sales and gross margins of the Company's products are dependent principally upon the: (i) introduction of other generic drug manufacturers' products in direct competition with the Company's significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and removal of any competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs and introduction of new manufactured products; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; and (xi) level, quality and amount of customer service.

REVENUES

     Total revenues for the six-month period ended July 3, 2005 were $214,541, decreasing $209,757, or 49.4%, from total revenues of $424,298 for the six-month period ended July 4, 2004, due primarily to lower sales of certain existing products sold under various distribution agreements, including paroxetine which decreased by approximately $160,300, metformin ER (Glucophage XR(R)) which decreased by $17,200, glyburide & metformin HC1 which decreased by $13,500 and fluoxetine which decreased by $10,600. Also contributing to the lower sales was the Company's top selling manufactured product, megestrol acetate oral suspension, which decreased $21,300. Increased competition continues to adversely affect both volume and pricing on the above mentioned products. Partially offsetting these decreases were the introduction of new products including tramadol HCl and acetaminophen tablets which was introduced in the second quarter of 2005 and generated sales of $30,600, quinapril (Accupril(R)) which was introduced in the fourth quarter of 2004 and generated sales of $7,000. Total revenues in the first six months of 2005 also included a $6,000 payment from a business partner to conclude a product manufacturing and supply agreement, which was recorded in other product related revenues.

     Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $108,600, or 50.6% of the Company's total revenues in the first six months of 2005, and $328,900, or 77.5% of the Company's total revenues in the first six months of 2004. The Company is substantially dependent upon distributed products for its overall sales and, because the Company continues to introduce new products under its distribution agreements, it expects that this dependence will continue. Any inability by its suppliers to meet demand could adversely affect the Company's future sales.

     The Company's gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $600,910 in the first six months of 2005 compared to $903,841 in the first six months of 2004. Deductions from gross revenues were $386,369 in the first six-months of 2005 and $479,543 in the first six months of 2004. These deductions are discussed in "Notes to Consolidated Financial Statements - Note 6
- Accounts Receivable." The gross-to-net revenue percentage spread increased to 64.3% in the first six months of 2005 compared to 53.1% in the first six months of 2004, primarily due to the effects of the issuance of price protection credits and increased chargeback dollars due to lower contract pricing related to paroxetine, Glyburide & Metformin HC1 (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER.

     Total revenues for the three month period ended July 3, 2005 were $117,040, decreasing $95,491, or 44.9%, from total revenues of $212,531 for the three month period ended July 4, 2004, due primarily to lower sales of paroxetine which decreased by approximately $67,300, glyburide & metformin HCl which decreased by $16,400 and megestrol acetate oral suspension, which decreased by $11,200. Increased competition continues to adversely affect both volume and pricing on the above mentioned products. Partially offsetting these decreases were the introduction of new products including tramadol HCl and acetaminophen tablets which was introduced in the quarter and had net sales of $30,600. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $55,200, or 47.2% of the Company's total revenues in the second quarter of 2005, and $164,400, or 77.3% of the Company's total revenues in the second quarter of 2004.

     The Company's gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $312,704 in the second quarter of 2005 compared to $518,677 in the second quarter of 2004. Deductions from gross revenues were $195,664 in the second quarter of 2005 and $306,146 in the second quarter of 2004. These deductions are discussed in "Notes to Consolidated Financial Statements - Note 6
- Accounts Receivable." The gross-to-net revenue percentage spread increased slightly to 62.6% in the second quarter of 2005 compared to 59.0% in the second quarter of 2004. The effects of price declines for paroxetine, glyburide/metformin (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER, were partially offset by a lower gross-to-net spread on sales of tramadol HCl and acetaminophen tablets.

     As discussed above, net sales of the Company's key products have decreased primarily as a result of increased generic competition and its effect on pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose sales volume to competitors rather than to reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve may be established based on estimated or actual existing customer inventories. Competitors on the Company's key products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period; however, the Company has generally lowered the pricing on these products over time and significant price protection credits have been granted and processed within the reporting periods, including the six month period ended July 3, 2005. The Company did not have material reserves for additional price protection as of July 3, 2005 because it did not believe that there would be any additional significant price protection credits to be issued with respect to sales of these products through that date. The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.

GROSS MARGIN

     The Company's gross margin of $87,989 (41.0% of total revenues) in the first six months of 2005 decreased $55,680 from $143,669 (33.9% of total revenues) in the corresponding period of 2004. The lower gross margin is due primarily to the lower net sales discussed above, partially offset by the increase of other product related revenue. The increase in gross margin percentage is due primarily to the introduction of tramadol HCl and acetaminophen tablets, which due to the exclusivity period contributed a high gross margin percentage than most of the Company's other products, the increase of the other product related revenue and the lower sales of paroxetine, glyburide/metformin and metformin ER which after profit splits with partners, have significantly lower gross margin percentages than other products.

     Inventory write-offs were $4,773 in the first six months of 2005 compared to $5,036 in the first six months of 2004. These inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory that did not meet the Company's quality control standards. The write-offs in both periods included the write-off of inventory of a product whose launch is delayed. The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

     The Company's gross margin of $48,837 (41.7% of total revenues) in the second quarter of 2005 decreased $24,280 from $73,117 (34.4% of total revenues) in the corresponding period of 2004. The lower margin is due primarily to the lower net sales discussed above. The gross margin percentage increase is due primarily to the introduction of tramadol HCl and acetaminophen tablets and the lower sales of paroxetine, glyburide/metformin and metformin ER.

     Inventory write-offs of $4,390 in the second quarter of 2005 increased from $3,056 in the second quarter of 2004. The increase in inventory write-offs in the second quarter of 2005 was primarily due to an increase in short-dated write-offs related to one product and the write-off of a raw material for another product.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses of $33,387 for the six months ended July 3, 2005 increased $16,725, or 100.4%, from the corresponding period of last year. The increase was primarily attributable to higher outside development projects of $6,100, including increased payments that began in the second quarter of 2004 to Advancis in order to fund the development of a novel formulation of the antibiotic amoxicillin, additional expenses related to Kali of $4,451 and increased domestic development operations of $4,138, primarily due to additional personnel costs. As previously discussed, the Company acquired Kali in June 2004. The Company is utilizing Kali to develop additional products for its product pipeline.

     The Company's research and development expenses of $17,398 for the three months ended July 3, 2005 increased $7,214, or 70.8%, from the corresponding period of last year. The increase was primarily attributable to increased domestic operations of $2,455 primarily due to additional personnel costs, increased raw material costs of $1,739, additional expenses related to Kali of $1,634 and increased outside development projects of $1,064. Although there can be no such assurance, annual research and development expenses for fiscal year 2005, including payments to be made to unaffiliated companies, are expected to increase by approximately 20% to 25% from fiscal year 2004.

     In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. Par paid an additional $9,500 in the first six months of 2005, which was charged to research and development expense during the period. In August, the Company terminated its partnership agreement with Advancis. The Company has agreed to pay $4,750 due in the third quarter of 2005 but is no longer responsible for the fourth quarter payment of $4,750, which would have been the final payment to Advancis.

     As a result of its product development program, the Company currently has 20 ANDAs pending with the FDA, four of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements. In addition, there are 29 ANDAs pending with the FDA, four of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered by various distribution agreements. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES

     Total selling, general and administrative expenses were $46,506 (21.7% of total revenues) in the first six months of 2005 as compared to $33,548 (7.9% of total revenues) in the first six months of 2004. The increase in 2005 was primarily attributable to higher sales and marketing costs of $6,509 in anticipation of the Company's Megace(R) ES launch in the third quarter of 2005, increased legal fees of $3,859 and higher general and administrative personnel costs of $2,658. Distribution costs included those related to shipping product to the Company's customers, primarily through the use of common carriers or external distribution services. Shipping costs were approximately $3,000 and $2,700 for the first six months of 2005 and 2004, respectively. The Company anticipates that it will continue to incur a high level of legal expenses for litigation, relating to existing products and potential new product introductions (see "Notes to Consolidated Financial Statements - Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings"). Although there can be no such assurance, selling general and administrative expenses in fiscal year 2005 are expected to increase by up to 25% to 30% from fiscal year 2004 primarily due to continued brand drug marketing activities.

     Total selling, general and administrative expenses were $25,154 (21.5% of total revenues) in the second quarter of 2005 as compared to $16,481 (7.8% of total revenues) in the second quarter of 2004. The increase in 2005 was primarily attributable to higher sales and marketing costs of $5,030 related to pre-launch activities for Megace(R) ES, increased legal fees of $2,818 and higher general and administrative personal costs of $1,333. Shipping costs were approximately $1,500 and $1,400 in the second quarters of 2005 and 2004, respectively.

NET SETTLEMENTS

     In the second quarter of 2004, net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc., relating to anti-competitive practices that delayed the availability of mirtazapine, partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.

GAIN ON SALE OF FACILITY

     Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York. In March 2004, the Company sold this facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

OTHER INCOME/EXPENSE

     Other income was $2,851 for the first six months of 2005 compared to other expense of $75 for the first six months of 2004. In the first six months of 2005, the Company sold 144 shares of New River stock for $4,310 and recorded a gain on the sale of $3,156.

     Other income was $1,528 for the second quarter of 2005 compared to other expense of $53 for the second quarter of 2004. In the second quarter of 2005, the Company sold 82 shares of New River stock for $2,464 and recorded a gain on the sale of $1,804.

INVESTMENT IMPAIRMENT

     In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. On October 16, 2003, Par purchased 1,000 shares of the common stock of Advancis for $10,000. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company has determined that the decline in fair market value of its investment is other than temporary and as such has written the investment down to its fair market value, based on the market value of the common stock at July 3, 2005.

INTEREST EXPENSE

     Net interest expense was $514 and $368, respectively, for the six and three months ended July 3, 2005 compared to net interest expense of $573 and $294, respectively, for the corresponding periods of 2004. Net interest expense in all periods principally includes interest payable on the Company's convertible notes, partially offset by interest income derived primarily from money market and other short-term investments.

INCOME TAXES

     The Company recorded provisions for income taxes of $797 and $38,403 for the first six months of 2005 and 2004, respectively. The Company recorded a benefit for income taxes of $214 for the second quarter of 2005 compared to provision for income taxes of $19,091 for the second quarter of 2004. The provisions were based on the applicable federal and state tax rates for those periods (see "Notes to Consolidated Financial Statements - Note 10 - Income Taxes").


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of $32,093 at July 3, 2005 decreased by $4,441 from $36,534 at December 31, 2004, primarily due to net cash used in operating activities, capital expenditures and purchases of investments, partially offset by the net proceeds from the sales of available for sale securities. In the first six months of 2005, the Company had $35,647 of cash used in operations, primarily due to the increase in accounts receivable and inventories. Cash flows provided by investing activities were $32,884 for the first six months of 2005, as net proceeds of $53,612 from available for sale securities were partially offset by capital expenditures of $13,138 and the investment in Optimer of $12,000. The capital expenditures included the expansion of the Company's laboratories located in Spring Valley, New York and new production machinery. The Company also used $1,678 in financing activities as it paid $3,454 of principal payments under long-term debt and other borrowings and obtained $1,928 from the issuance of shares of common stock upon the exercise of stock options.

     There were no  significant  changes in credit  terms,  collection  efforts, credit utilization or delinquencies related to the Company's accounts receivable. There are a number of timing issues that can cause fluctuations when measuring accounts receivable days based on the previous quarter's average days' sales in accounts receivable. Because of these issues, the Company measures its days' sales in accounts receivable on a rolling twelve month average. Days' sales in accounts receivable based on this calculation increased to 116 days at July 3, 2005 from 85 days at December 31, 2004. Generally, the Company has a customer base that pays within 60 to 90 days and the Company's management expects days' sales in accounts receivables to fluctuate within that range. The days sales outstanding was adversely affected by a higher than expected accounts receivable balance of $189,143 due to customer payments of $37,179 received on July 5 and 6 of 2005.

     The Company's working capital, current assets minus current liabilities, of $337,438 decreased $1,800, from $339,238 at December 31, 2004. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.51x at July 3, 2005 compared to 3.19x at December 31, 2004. The Company believes that its strong working capital ratio indicates its ability to meet its ongoing and foreseeable obligations.

     In April 2004, the Board authorized the repurchase of up to $50,000 of the Company's common stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The Company can still repurchase approximately $17,822 of its common stock under the plan.

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. Available for sale securities of $97,523 at July 3, 2005 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

     As of July 3, 2005, the Company had payables due to distribution agreement partners of $36,432 related primarily to amounts due under profit sharing agreements, particularly amounts owed to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation, out of its working capital during the third quarter of 2005. In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

     The dollar values of the Company's material contractual obligations and commercial commitments as of July 3, 2005 were as follows:

                                                                   AMOUNTS DUE BY PERIOD
                                 TOTAL MONETARY    JULY 4-DEC. 31,   2006  TO  2009 TO     2011 AND
  OBLIGATION                      OBLIGATION           2005           2008       2010     THEREAFTER
  ----------                      ----------           ----           ----       ----     ----------
  Operating leases                  $26,221           $1,934        $12,018    $6,564        $5,705
  Convertible notes*                200,000              -              -     200,000             -
  Advancis development expenses       4,750            4,750              -         -             -
  License agreement                   5,000            5,000
  Insurance obligations                 791              791              -         -             -
  Pension obligation                     22               22              -         -             -
  Other                                 378              103            275         -             -
                                        ---              ---            ---   -------       -------
  Total obligations                $237,162          $12,600        $12,293  $206,564        $5,705
                                    =======           ======         ======   =======         =====

     *The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed according to the Company's accounting policies. The total amount that could become due under these contingent agreements is approximately $37,773.

     As part of the consideration for the acquisition of Kali, the former Kali stockholders are entitled to up to $10,000 from the Company if certain product-related performance criteria are met over the next four years. As of December 31, 2004, the former Kali stockholders had earned $2,500 of this contingent payout and were paid in January 2005.

     The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital, including proceeds from the issuance of its 2003 convertible notes. The Company anticipates that its total capital spending in fiscal year 2005 will increase approximately 20% from fiscal year 2004. Implementation of the Company's business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional financing when needed on terms acceptable or favorable to it.

FINANCING

     At July 3, 2005, the Company's total outstanding short-term and long-term debt, including the current portion, was $201,169. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon conversion, the Company has the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. It is the Company's current intention to satisfy the Company's obligation upon a conversion of the notes in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to the maturity date.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There has been no change, update or revision to the Company's critical accounting policies subsequent to the filing of the Company's Form 10-K for the fiscal year ended December 31, 2004.


SUBSEQUENT EVENTS

     In July 2005, the Company received FDA approval and began shipping Megace(R) ES, a concentrated oral suspension for the treatment of anorexia, cachexia,  or an  unexplained,  significant  weight  loss  in  patients  with  a diagnosis of AIDS. The approval of Megace(R) ES is the first branded pharmaceutical product developed by Par to be approved for marketing by the FDA.

     In August 2005, the Company terminated its partnership agreement with Advancis. The Company had entered into the agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. By terminating the partnership agreement, the Company has agreed to pay $4,750 due in the third quarter of 2005 but is no longer responsible for the fourth quarter payment of $4,750 which would have been the final payment to Advancis.

     On August 10, 2005 the United States Court of Appeals for the Federal Circuit denied Par's appeal and affirmed the lower court's decision in the Pharmacia Corporation and the Trustees of Columbia University in the City of New York v. Par Pharmaceutical, Inc. The court affirmed that Pharmacia's patent, U.S. Patent No. 5,422,368, is unenforceable due to inequitable conduct. The court also affirmed that Pharmacia's patent, U.S Patent No. 5,296,504, is valid and is infringed by Par. Par is thus prohibited from engaging in any commercial activity the United States relating to any drug product covered by that patent.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk primarily due to changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at July 3, 2005. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term natures.

     The following table summarizes the available for sale securities that subject the Company to market risk at July 3, 2005 and December 31, 2004:

                                                     JULY 3,     DEC. 31,
                                                      2005         2004
                                                      ----         ----
  Debt securities issued by various state
   and local municipalities and agencies              67,807      $82,678
  Securities issued by United States government
   and agencies                                       29,716       69,176
                                                      ------       ------
  Total                                              $97,523     $151,854
                                                      ======      =======

AVAILABLE FOR SALE SECURITIES:

     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve a high rate of return while retaining safety of principal. The Company's investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $97,523 in available for sale securities that have a maturity greater than one year.

     In addition to the short-term investments described above, the Company is also subject to market risk in respect to its investments in Advancis, New River, Abrika and Optimer.

     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis at $10 per share in its initial public offering of 6,000 shares. The Company's investment in Advancis is subject to fluctuations in the price of Advancis's common stock, which is publicly traded. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the significant decline in the stock price of Advancis, the Company has determined that the decline in fair market value of its investment is other-than-temporary and as such has written the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date.

     The Company purchased 875 shares of common stock of New River on August 5, 2004 in its initial public offering for $8 per share, for a total purchase price of $7,000. The Company sold 144 shares of the common stock in the first six months of 2005 for $4,310. This investment is subject to fluctuations in the price of New River's common stock, which is also publicly traded. As of July 3, 2005, the fair value of the Company's investment in New River was $21,927, based on the market value of the common stock of New River at that date.

     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs. The investment is monitored on a periodic basis to evaluate whether any changes in fair value become other-than-temporary.

     In April 2005, the Company acquired a 13% equity interest in Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The investment is monitored on a periodic basis to evaluate whether any changes in fair value become other-than-temporary.

     ITEM 4. CONTROLS AND PROCEDURES.

     Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), were effective as of July 3, 2005 to ensure that information required to be disclosed by the Company in reports that it files with or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the second quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
------  ----------------

     On November 1, 2004, Morton Grove filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

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

     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. These cases were transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts' fees) and attorneys' fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which has not yet been ruled on. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including Par, have filed a motion to dismiss the amended complaint. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys' and experts' fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. Par intends to defend vigorously these actions.

     On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par's U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension and that the infringement is willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par's patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to vigorously pursue this action.

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

     On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed the `691 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali's exclusive marketing partner for these tablets through an agreement entered into before the Company's acquisition of Kali. Kali has denied Ortho-McNeil's allegation, asserting that the `691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the `691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil has stated that it will pursue its claims against Kali and will seek damages for lost profits. The Company intends to defend vigorously against this action.

     As a result of Par's filing of the ANDA for latanoprost, the Plaintiffs filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company's ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par's products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par's ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs' infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties' claims for attorneys' fees. Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par has appealed the Court's decision only insofar as it relates to U.S. Patent No. 5,296,504. The appeals were argued on June 10, 2005. On August 10, 2005, the United States Court of Appeals for the Federal Circuit denied Par's appeal and affirmed the lower court's decision (see "Notes to Consolidated Financial Statements - Note 14 - Subsequent Events").

     Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed's product Androgel(R). Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock's product. Discovery has recently been completed and the parties are briefing issues relating to claim construction. The Company intends to defend vigorously this action.

     Endo has brought an arbitration against the Company pursuant to the rules of the CFR, an alternative dispute resolution forum similar to the American Arbitration Association. Endo claims that Par has breached a contractual obligation to share Paxil revenues with Endo. Par has denied these allegations in their entirety and has also contested the arbitration's jurisdiction. In the event that the matter proceeds in arbitration, Par intends to defend vigorously this action.

     In addition, following the arbitration brought by Endo, Par filed a lawsuit against Endo in the United States District Court for the District of New Jersey. This case alleges that Endo's efforts to collect monies it alleges are due under the agreement between Par and Endo which is referred to in Endo's arbitration against Par constitutes, among other things, patent misuse. Endo has moved to dismiss the complaint on jurisdictional grounds, among other things. Par intends to vigorously pursue this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    --------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 24, 2005. The following matters were voted upon at the Annual Meeting of Stockholders:

     PROPOSAL I

     The stockholders voted in favor of the proposal to elect the three company nominees for Class III directors for a term to expire at the Annual Meeting of Stockholders to be held in 2008.

                           VOTES FOR        WITHHELD
                           ---------        --------
  Ronald M. Nordmann      30,588,878       2,987,112
  Dr. Arie Gutman         31,060,565       2,515,425
  Joseph E. Smith         30,699,795       2,876,193

PROPOSAL II

     The holders of 15,661,167 shares of common stock voted in favor of the proposal to adopt the Company's Amended and Restated 2004 Performance Equity Plan, as set forth in the proxy statement distributed to the stockholders, 10,797,674 shares voted against such proposal, and 632,603 shares abstained. In addition, there were 6,484,546 broker non-votes.

ITEM 6.  EXHIBITS
------   --------


10.64 Series C Preferred Stock Purchase Agreement, by and between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc.

31.1      Certification of the Principal Executive Officer.

31.2      Certification of the Principal Financial Officer.

32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PAR PHARMACEUTICAL COMPANIES, INC.
                                    ----------------------------------
                                    Registrant)


August 12, 2005                     /s/ Scott Tarriff
                                    -----------------
                                    Scott Tarriff
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


August 12, 2005                     /s/ Dennis J. O'Connor
                                    ----------------------
                                    Dennis J. O'Connor
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


 EXHIBIT NUMBER                   DESCRIPTION
---------------                   -----------

     10.64 Series C Preferred Stock Purchase Agreement by and between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc.

     31.1 Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

     32.1 Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.