Form 10-Q
period 2005-10-02
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2005-11-15
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2005

Commission file number: 1-10827

PAR PHARMACEUTICAL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3122182 (I.R.S. Employer Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey) (Address of principal executive offices)	07677 (Zip Code)

(Registrant’s telephone number, including area code: (201) 802-4000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   Yes    ✓           No

Number of shares of Common Stock outstanding as of November 7, 2005:

34,245,043

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2005

PAGE

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated balance sheets as of October 2, 2005 and

December 31, 2004

3

Consolidated statements of operations for the three months and nine months ended October 2, 2005 and October 3, 2004

4

Consolidated statements of cash flows for the nine months

ended October 2, 2005 and October 3, 2004

5

Notes to consolidated financial statements

6-19

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

20-30

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

      30

Item 4.

 Controls and Procedures

31

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

31-34

Item 6.    Exhibits

34

SIGNATURES

35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

October 2,

December 31,

                                             ASSETS

2005

2004

Current assets:

  Cash and cash equivalents

$59,903

$36,534

  Available for sale securities

95,078

151,854

  Accounts receivable, net of allowances of

    $30,397 and $42,316

196,714

149,107

  Inventories, net

99,812

86,835

  Prepaid expenses and other current assets

14,739

17,072

  Deferred income tax assets

32,277

52,580

  Total current assets

498,523

493,982

Property, plant and equipment, at cost less

 accumulated depreciation and amortization

81,653

66,642

Investments

21,771

25,271

Intangible assets, net

45,066

51,491

Goodwill

77,822

77,919

Deferred charges and other assets

7,980

11,234

Non-current deferred income tax assets, net

43,443

42,465

Total assets

$776,258

$769,004

                  LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

  Short-term and current portion of long-term debt

$1,499

$4,348

  Accounts payable

29,912

45,832

  Payables due to distribution agreement partners

42,075

40,149

  Accrued salaries and employee benefits

11,447

8,745

  Accrued expenses and other current liabilities

24,128

16,554

  Income taxes payable

5,213

39,116

  Total current liabilities

114,274

154,744

Long-term debt, less current portion

200,120

200,275

Other long-term liabilities

395

395

Commitments and contingencies

Stockholders’ equity:

  Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares;

    no shares issued and outstanding

-

-

  Common Stock, par value $.01 per share; authorized 90,000,000 shares;

    issued 35,079,308 and 34,759,265 shares

351

348

  Additional paid-in capital

222,770

193,686

  Deferred compensation - restricted stock

(8,527

)

(1,455

)

Retained earnings

280,362

253,726

  Accumulated other comprehensive loss

(1,309

)

(689

)

  Treasury stock, at cost, 848,588 and 843,700 shares

(32,178

)

(32,026

)

Total stockholders’ equity

461,469

413,590

Total liabilities and stockholders’ equity

$776,258

$769,004

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

Nine Months Ended

Three Months Ended

October 2,

October 3,

October 2,

October 3,

2005

2004

2005

2004

Revenues:

Net product sales

$326,072

$574,810

$118,257

$151,566

Other product related revenues

7,143

1,054

417

              -

Total revenues

333,215

575,864

118,674

151,566

Cost of goods sold

191,362

373,461

64,810

92,832

Gross margin

141,853

202,403

53,864

58,734

Operating expenses (income):

Research and development

48,374

33,722

14,987

17,060

Acquired in-process research and development

-

84,000

-

84,000

Intangible assets impairment

6,999

-

6,999

-

Selling, general and administrative

69,442

49,676

22,936

16,128

Settlements, net

-

(2,846

)

-

               -

Gain on sale of facility

                                   -

(2,812

)

              -

           -

Total operating expenses

124,815

161,740

44,922

117,188

Operating income (loss)

17,038

40,663

8,942

(58,454

)

Other expense, net

(310

)

(130

)

(5

)

(55

)

Net investment gain

16,013

-

21,137

-

Interest expense, net

(649

)

(667

)

(135

)

(94

)

Income (loss) before provision for income taxes

32,092

39,866

29,939

(58,603

)

Provision (benefit) for income taxes

5,456

14,885

4,659

(23,518

)

Net income (loss)

$26,636

$24,981

$25,280

$(35,085

)

Net income (loss) per share of common stock:

Basic

$0.78

$0.73

$0.74

$(1.03)

Diluted

$0.77

$0.71

$0.74

$(1.03)

Weighted average number of

common shares outstanding:

Basic

34,119

34,225

34,205

33,958

Diluted

34,404

35,027

34,391

33,958

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

Nine Months Ended

October 2,

October 3,

2005

2004

Cash flows from operating activities:

Net income

$26,636

$24,981

Adjustments to reconcile net income

 to net cash (used in) provided by operating activities:

  Deferred income taxes:

Tax reserves

   (7,214)

          -

Acquired in-process research and development

84,000

Investment impairment

8,280

-

Intangible asset impairment

6,999

Depreciation and amortization

11,314

9,421

Inventory reserves

3,948

1,249

Allowances against accounts receivable

            (11,919

)

(7,751

)

Gain on sale of fixed assets

(79

)

(2,812

)

Gain on sale of investments

(23,984

)

-

Stock compensation expense

2,574

788

Other

(74)

(3,119)

Changes in assets and liabilities:

(Increase) decrease in accounts receivable

(35,688

)

9,416

Increase in inventories

(16,925

)

(16,907

)

Decrease in prepaid expenses and other assets

5,589

5,366

(Decrease) increase in accounts payable

(15,920

)

14,164

Increase (decrease) in payables due to distribution agreement partners

1,925

(32,649

)

Increase (decrease) in accrued expenses and other liabilities

10,276

(12,853

)

(Decrease) increase in income taxes payable

(9,383

)

25,755

Net cash (used in) provided by operating activities

(23,739

)

51,447

Cash flows from investing activities:

   Capital expenditures

(21,822

)

(18,733

)

Purchase of intangibles

(5,000

)

-

Acquisition of subsidiary, net of cash acquired

-

(142,089

)

Proceeds from sales of available for sale securities

92,689

347,920

Purchases of available for sale securities

(37,136

)

(350,294

)

Proceeds from sale of long-term investment

31,299

-

Purchases of long-term investment

(12,000

)

(7,000

)

Proceeds from sale of fixed assets

2

4,980

Other

98

               -

Net cash provided by (used in) investing activities

48,130

(165,216

)

Cash flows from financing activities:

Proceeds from issuances of common stock

2,134

8,375

Purchases of treasury stock

(152

)

(32,026

)

Issuance of long term debt and other borrowings

1,555

399

Principal payments under long-term debt and other borrowings

(4,559

)

(200

)

Net cash used in financing activities

(1,022

)

     (23,452

)

Net increase (decrease) in cash and cash equivalents

23,369

(137,221

)

Cash and cash equivalents at beginning of period

36,534

162,549

Cash and cash equivalents at end of period

$59,903

$25,328

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Taxes

$2,341

$29,896

Interest

$5,924

$5,863

Non-cash transactions:

Tax benefit from exercise of stock options

$488

$3,955

Issuance of warrants

$-

$2,530

Decrease in fair value of available for sale securities and investments

$(3,453

)

$(1,487

)

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Par Pharmaceutical Companies, Inc. (the “Company”) operates, primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), now in two business segments, the manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals principally in the United States.  The Company wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which it acquired on June 10, 2004.  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule).  The Company also distributes one product in the semi-solid form of a cream and two oral suspension products.

Note 1 - Basis of Preparation:

The accompanying consolidated financial statements at October 2, 2005 and for the nine month and three month periods ended October 2, 2005 and October 3, 2004 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein.  The consolidated balance sheet at December 31, 2004 was derived from the Company’s audited consolidated financial statements at such date.

On June 10, 2004, the Company purchased all of the capital stock of Kali.  The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and the accompanying consolidated financial statements include the operating results of Kali from the date of its acquisition.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements.  Accordingly, these statements should be read in conjunction with the Company’s most recent annual consolidated financial statements.

Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.  Certain items in the consolidated financial statements for the prior corresponding periods have been reclassified to conform to the current period’s financial statement presentation.

Note 2 – New Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires voluntary changes in accounting principle to be retrospectively applied to financial statements from previous periods unless such application is impracticable.  Under the newly issued standard, changes in depreciation, amortization or depletion for long-lived, non-financial assets should be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The Company is currently assessing the impact that SFAS 154 will have on the Company’s results of operations, financial position or cash flows will be contingent upon future events.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an amendment of Accounting Principles Board (“APB”) Opinion No. 29. The adoption of this statement, effective for fiscal periods beginning after June 15, 2005, did not have any impact on the Company’s results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently assessing the impact that SFAS 151 will have on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. In April 2005, the Commission amended the date for compliance with SFAS 123R.  The Company is required to adopt the new accounting provision beginning in its first quarter of fiscal year 2006.  The Company is currently evaluating the provisions of SFAS 123R.

Note 3 - Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company’s common stock and the option’s per share exercise price.

The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

	Nine Months Ended		Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income (loss), as reported	$26,636	$24,981	$25,280	$(35,085)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,235	-	402	-

Deduct: Stock-based employee compensation expense determined under the fair value-based method, net of related tax effects	(30,978)	(14,013)	(7,002)	(2,827)

Pro forma net (loss) income	$(3,107)	$10,968	$18,680	$(37,912)

Net income (loss) per share of common stock:

As reported – Basic	$0.78	$0.73	$ 0.74	$(1.03)
As reported – Diluted	$0.77	$0.71	$ 0.74	$(1.03)

Pro forma – Basic	$(0.09)	$0.32	$ 0.55	$(1.12)
Pro forma – Diluted	$(0.09)	$0.31	$ 0.54	$(1.12)

In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all outstanding stock option grants with exercise prices exceeding $60 per share.  In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options.  The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $35,202.  This action increased pro forma compensation expense in the nine months and three months ended October 2, 2005 by approximately $20,009 and $3,457, net of related tax effects.  The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R that will require the expensing of stock options, which is expected to become effective for the Company in the first quarter of  2006.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

As permitted under SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees.  Pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148, “Statement No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value-based method of SFAS 148.  The fair value of the options granted during each of the nine month and three month periods has been estimated at the dates of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

	Nine Months Ended		Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Risk-free interest rate	3.7%	3.9%	4.8%	3.3%
Expected term	5.0 years	4.9 years	5.0 years	5.0 years
Expected volatility	58.6%	60.5%	58.9%	60.7%

It is assumed that no dividends will be paid during the terms of the options.  The weighted average per share fair values of options granted in the nine month periods ending October 2, 2005 and October 3, 2004 were $19.92 and $30.75, respectively.  The weighted average per share fair values of the options granted in the three month periods ended October 2, 2005 and October 3, 2004 were $13.03 and $19.08, respectively.

Note 4 - Available for Sale Securities:

At October 2, 2005 and December 31, 2004, all of the Company’s investments in marketable securities were classified as available for sale and, as a result, were reported at their fair values.  The following is a summary of the Company’s available for sale securities, classified as current, at October 2, 2005:

Unrealized

Fair

Cost

Gain

Loss

Value

Debt securities issued by various state and local

municipalities and agencies

$65,778

$-

$(684)

$65,094

Securities issued by United States

government and agencies

30,368

-

(384)

29,984

Total

$96,146

   $-

$(1,068)

$95,078

The following is a summary of the Company’s available for sale securities, classified as current, at December 31, 2004:

Unrealized

Fair

Cost

Gain

Loss

Value

Debt securities issued by various state and local

municipalities and agencies

$82,894

$-

$(216)

$82,678

Securities issued by United States

government and agencies

69,642

   -

(466

)

69,176

Total

$152,536

  $-

$(682

)

$151,854

The Company had $504 and $36 of unrealized losses related to available for sale securities that had been in a loss position for greater than a year as of October 2, 2005 and December 31, 2004, respectively.  All of the securities are available for immediate sale and have been classified as current.  The Company sold $92,689 and $2,500 of these securities during the nine month and three month periods ended October 2, 2005, respectively.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

The following table summarizes the contractual maturities of the Company’s debt securities at October 2, 2005 and December 31, 2004:

October 2, 2005

December 31, 2004

Fair

Fair

Cost

Value

Cost

Value

Less than one year

$62,109

$62,061

$78,907

$78,354

Due between 1-2 years

-

-

-

-

Due between 2-5 years

23,812

23,564

18,592

18,490

Due after 5 years

10,225

9,453

55,037

55,010

Total

$96,146

$95,078

$152,536

$151,854

Note 5 - Investments:

The Company has investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”).  The Company has determined that all of these investments are available for sale; therefore, unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.  Additionally, the Company assesses whether declines in fair value are considered other-than-temporary and records impairment expense on any of those investments that the Company determines to be other-than-temporary.

In April 2005, the Company acquired 3,333 shares of Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000.  The 3,333 shares represent approximately 13% equity ownership in Optimer.  Because Optimer is privately-held, the Company monitors the investment periodically to evaluate whether any changes in fair value become other-than-temporary.

In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs.  The Company also holds a convertible promissory note in the principal amount of $3,000, with interest accruing at 8.0% annually, for money it loaned to Abrika.   Because Abrika is privately-held, the Company monitors this investment periodically to evaluate whether any changes in fair value become other-than-temporary.

In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares.  At December 31, 2004 the fair value of the Company’s investment in Advancis was $3,820.  The Company’s current investment represents approximately 3.4% of the outstanding common stock of Advancis. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis.  In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in their Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis.  Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date.  As of October 2, 2005, the fair market value of the Advancis common stock held by the Company was $1,410 based on the market value of the common stock at that date.   The Company has recorded an additional unrealized loss of $310 in the third quarter of 2005.

In August 2004, the Company purchased 875 shares of common stock of New River Pharmaceuticals Inc (“New River”) for $7,000 in its initial public offering at $8 per share.  At December 31, 2004, the fair value of the Company’s investment in New River was $13,090.  In the first nine months of 2005, the Company sold all 875 shares of New River common stock for $31,299 and recorded a gain on the sale of $24,293.  In the third quarter of 2005, the Company sold 731 shares of stock for $26,984 and recorded a gain on the sale of $21,137.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 6 - Accounts Receivable:

October 2,

December 31,

2005

2004

Gross trade accounts receivable

$313,707

$294,030

Allowances for rebates and chargebacks

87,361

102,607

Trade accounts receivable, net of rebates and chargebacks

226,346

191,423

Other accounts receivable

          765

            -

227,111

191,423

Allowances:

Doubtful accounts

1,847

1,847

Returns

13,012

23,392

Price adjustments and allowances

15,538

17,077

30,397

42,316

Accounts receivable,

  net of allowances

$196,714

$149,107

At the time that the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to its gross revenues, with corresponding adjustments to the accounts receivable allowances.

Customer rebates are price reductions that are provided to customers generally as an incentive for them to continue to carry the Company’s products or to substitute the Company’s products for competing products to be sold through the customers' distribution channels.  This incentive is based generally on a customer’s volume of purchases made during an applicable monthly, quarterly or annual period.

Chargebacks are provided to the wholesale customer for product that it resells to specific healthcare providers on the basis of prices negotiated between the Company and the providers.  Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price and the contract price at which the wholesaler resells the product.

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

Price adjustments and allowances include term discounts, sales promotions and shelf-stock adjustments.  Term discounts are provided to customers that pay within a specified period of time.  The Company may conduct sales or trade show promotions where additional discounts may be provided on a new product or certain existing products as an added incentive to stock the Company’s products or for the customer to substitute the Company’s products for competing products.  The Company may also, from time to time, provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to secure or maintain a certain market share.  The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them.   Shelf-stock adjustments typically are provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Due to various competitive factors, the Company may also provide price protection.  The Company will generally offer price protection for sales of new generic drugs for which its market exclusivity period has expired or with respect to products for which it anticipates significant price erosion through increases in competition.  Such price protection reflects the fact that the prices of such drugs typically will decline, sometimes substantially, when additional generic manufacturers introduce and market a comparable generic product following the expiration of an exclusivity period or at the time of a price decrease.  Such price protection plans, which are common in the Company’s industry, are provided through lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels, or through shelf-stock adjustments.  At October 2, 2005 and December 31, 2004, the Com pany did not have any material price protection reserves.  During the first nine months of 2005 and throughout fiscal year 2004, the Company issued significant price protection credits and had generally lowered contract pricing on its key products due to competition.

The following table summarizes activity for the three and nine month periods ended October 2, 2005 in the accounts affected by the accruals described above:

Three months

Nine months

ended

ended

Reserves for rebates and chargebacks:

October 2, 2005

October 2, 2005

Balance, beginning of the period

$(69,440

)

$(102,607

)

Provision recorded

(163,055

)

(466,573

)

Credits processed

145,134

481,819

Balance, end of the period

$(87,361

)

$(87,361

)

Reserves for doubtful accounts, returns,

  price adjustments and other sales allowances:

Balance, beginning of the period

$(27,906

)

$(42,316

)

Provision recorded

(41,586

)

(112,524

)

Credits processed

39,095

124,443

Balance, end of the period

$(30,397

)

$(30,397

)

Note 7 - Inventories, net:

October 2,

December 31,

2005

2004

Raw materials and supplies, net

$32,233

$30,773

Work-in-process, net

8,485

11,041

Finished goods, net

59,094

45,021

$99,812

$86,835

Note 8 – Acquisition:

On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,763 in cash and warrants to purchase 150 shares of the Company’s common stock valued at $2,530. The acquisition did not require the approval of the Company’s stockholders. The Company acquired the physical facilities, in-process research and development and intellectual property of Kali and retained all of its employees. The acquisition of Kali has significantly expanded the Company’s research and development capabilities.  The Company’s acquisition of Kali is consistent with its long-term strategy to supplement internal growth through acquisitions, joint ventures and product licensing agreements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 9 - Intangible Assets, net:

October 2,

December 31,

2005

2004

FSC Laboratories, Inc. agreement, net of accumulated amortization of of $1,047 and $0

$13,953

$15,000

Trademark licensed from Bristol-Myers Squibb, net of accumulated

9,926

 5,000

    of $74 and $0

Bristol-Myers Squibb asset purchase agreement, net of accumulated amortization of $5,989 and $4,736

5,711

6,964

Product license fees, net of accumulated amortization of $3,806 and $3,480

200

7,525

Genpharm, Inc. distribution agreement, net of accumulated amortization of $5,236 and $4,694

5,597

6,139

Intellectual property, net of accumulated amortization of $2,828 and $2,071

6,477

7,234

Other intangibles assets, net of accumulated amortization of $618 and $191

3,202

3,629

$45,066

$51,491

The Company recorded amortization expense related to intangible assets of $4,426 and $4,838, respectively, for the nine month periods ended October 2, 2005 and October 3, 2004 and $1,718 and $1,634 for the three month periods ended October 2, 2005 and October 3, 2004, respectively.  In July 2005, the Company made an additional milestone payment of $5,000 to Bristol-Myers Squibb (“BMS”) in regards to the trademark license above.  Amortization expense related to intangible assets is expected to total approximately $6,381 in 2005, $8,562 in 2006, $8,974 in 2007, $9,457 in 2008, $8,153 in 2009 and a total of $7,965 thereafter.

In the third quarter of 2005, the Company recorded an impairment charge of $6,999 related to product license fees which consisted of payments made by Par pursuant to agreements with Breath Ltd. of the Arrow Group and FineTech Laboratories, Ltd. related to latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation’s (“Pharmacia”) Xalatan®, a glaucoma medication.  The Company and Pharmacia were in litigation over alleged patent infringement in regards to latanoprost. On August 10, 2005, the United States Court of Appeals for the Federal Circuit denied Par’s appeal and affirmed the lower court’s decision (see “Note 13 – Commitments, Contingencies and Other Matters – Legal Proceedings”).  The Company has not yet received tentative approval for the Abbreviated New Drug Application (“ANDA”) filed for latanoprost.

 Note 10 - Income Taxes:

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Current deferred income tax assets at October 2, 2005 and December 31, 2004 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development.  The decline in deferred tax assets from December 31, 2004 to October 2, 2005 is due primarily to lower accounts receivable reserves as of October 2, 2005.  The Company’s effective tax rates for the nine months ended October 2, 2005 and October 3, 2004 were 17.0% and 37.3%, respectively.  The Company’s effective tax rates for the three months ended October 2, 2005 and October 3, 2004 were 15.6% and 40.1%, respectively.   In the third quarter of 2005, the Company recorded a tax benefit of $7,218 and recorded a credit in additional paid in capital of $16,819 due to the resolution of certain tax contingencies.  The benefit lowered the effective tax rate for the nine and three month periods ended October 2, 2005.  The Company has certain tax contingencies for other specified matters.  Such amount is not material to the financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 11 - Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional paid-in capital, Deferred compensation – restricted stock and Accumulated other comprehensive loss accounts during the nine month period ended October 2, 2005 were as follows:

Deferred

Accumulated

Additional

Compensation

Other

Common Stock

Paid-In

Restricted

Comprehensive

Shares

Amount

Capital

Stock

Loss

Balance, January 1, 2005

34,759

$348

$193,686

$(1,455

)

$(689

)

Comprehensive income:

Net loss on investments,

    net of tax

-

-

-

-

(620

)

Exercise of stock options

86

-

1,783

-

-

Tax benefit from exercise of stock options

-

-

488

-

-

Resolution of tax contingencies

-

-

16,819

-

-

Issuance of restricted stock

220

3

9,030

(9,033

)

-

Employee stock purchase program

         14

    -

351

-

-

Compensatory arrangements

-

-

512

1,961

-

Other

         -

    -

101

-

       -

Balance, October 2, 2005

35,079

$351

$222,770

$(8,527

)

$(1,309

)

	Nine Months Ended		Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Comprehensive income:
Net income (loss)	$26,636	$24,981	$25,280	$(35,085)
Other comprehensive (loss) income:
Unrealized (losses) gains on investments, net of tax	(620)	1,487	(10,345)	2,302
Comprehensive income (loss)	$26,016	$26,468	$14,935	$(32,783)

In April 2004, the Company’s board of directors (the “Board”) authorized the repurchase of up to $50,000 of the Company’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Common stock acquired through the repurchase program is and will be available for general corporate purposes.  In fiscal year 2004, the Company repurchased 844 shares of its common stock for approximately $32,026 pursuant to the program.  The Company repurchased 5 shares of its common stock in the second quarter of 2005 for approximately $152.  The Company remains authorized to repurchase up to an additional $17,822 of its shares of common stock under the above plan.

In the third quarter of 2005, first quarter of 2005 and the second quarter of 2004, the Company granted 20, 206 and 45 restricted shares of common stock, respectively, to certain key employees.  The restrictions expire over a four-year period from the dates of grant.  Compensation expense is recognized over the related vesting period as restrictions lapse.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate the Company’s basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income (loss)	$26,636	$24,981	$25,280	$(35,085)

Basic:
Weighted average number of common shares outstanding	34,119	34,225	34,205	33,958

Net income per share of common stock	$0.78	$0.73	$0.74	$(1.03)

Assuming dilution:
Weighted average number of common shares outstanding	34,119	34,225	34,205	33,958
Effect of dilutive options	285	802	186	-
Weighted average number of common shares outstanding	34,404	35,027	34,391	33,958

Net income (loss) per share of common stock	$0.77	$0.71	$0.74	$(1.03)

Outstanding options and warrants of 2,419 and 1,343 at the end of the nine month periods ended October 2, 2005 and October 3, 2004, respectively, and 4,339 and 1,428 at the end of the three month periods ended October 2, 2005 and October 3, 2004, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Also, in the three month period ended October 3, 2004, the effect of dilutive instruments were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive due to the Company’s loss in the period.  In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share for all periods presented.  The warrants are exercisable for an aggregate of 2,253 shares, at an exercise price of $105.20 per share.

Note 13 - Commitments, Contingencies and Other Matters:

Pension Plan:

The Company maintains a defined benefit plan (the “Pension Plan”) that covers eligible employees, as defined in the Pension Plan.  The Pension Plan has been frozen since October 1, 1989.  Since the benefits under the Pension Plan are based on the participants’ length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan.  The funding policy for the Pension Plan is to contribute amounts that are actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees.  For fiscal year 2005, the Company’s contribution was $27.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(In Thousands, Except Per Share Amounts)

(Unaudited)

Net pension expense for the nine month and three month periods ended October 2, 2005 and October 3, 2004 included the components set forth in the table below:

	Nine Months Ended		Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Interest cost	$92	$93	$30	$31
Expected return on Pension Plan assets	(97)	(101)	(31)	(33)
Amortization of initial unrecognized transition obligation	39	39	13	13
Net pension expense	$34	$31	$12	$11

Legal Proceedings:

On June 29, 2005, Janssen Pharmaceutical N.V., Janssen, L.P., and Synaptech, Inc. (collectively "Janssen") filed a lawsuit against the Company in the United States District Court for the District of Delaware.  Janssen alleged that Par infringed U.S. Patent No. 4,663,318 (the “'318 patent") by submitting a Paragraph IV certification to the Food and Drug Administration (the “FDA”) for approval of tablets containing galantamine hydrobromide.  Par denies Janssen's allegation, asserting that the '318 patent is not infringed and is invalid.  Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the '318 patent.  The case is now consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the '318 patent.  The Company intends to defend vigorously this action.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004.  Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful.  The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

On May 3, 2004, Pentech Pharmaceutical, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois.  This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®). The Company and Pentech are in dispute over the amount of gross profit share.  This case is currently in discovery.  The Company intends to defend vigorously this action.

On March 9, 2004, the Congress of California Seniors brought an action against GlaxoSmithKline, plc (“GSK”) and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices.  The Company intends to defend vigorously this action.

On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program.  The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs.  This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.  On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York.  The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court.  In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program.  Par waived service of process with respect to the complaint.  The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees.  On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005.  The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including Par, have filed a motion to dismiss the amended complaint.  On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program.  The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs.  This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.  In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court.  The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming Par (among other companies) as a defendant. Par intends to defend vigorously these actions.

On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey.  The Company and Par alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension (Megace Oral Suspension®) and that the infringement is willful.  Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office.  Par intends to vigorously pursue this action.

In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. (“Abbott”) filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par’s generic version of TriCor® (fenofibrate) infringes one or more claims of four of their patents based on Par having filed an ANDA for the accused product with the FDA.  Par filed an answer and a counterclaim, alleging non-infringement and invalidity.  Par has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification and the case is subject to an administrative dismissal.

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey.  Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali.  Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands.  Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent.  Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004.  The Court has stated that it will hold oral argument, which has not as of yet been scheduled.  The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against Par, and to include a claim for damages against Par and Kali.  Par and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, invalid and unenforceable for inequitable conduct.  On October 21, 2005, Ortho-McNeil received a notice of allowance of a reissue of an application filed in connection with the ‘691 patent.  It is not known when or if a reissue patent will be granted.  The Company is assessing any impact of the potential reissue of this patent.  The Company intends to defend vigorously this action.

As a result of Par’s filing of the ANDA for latanoprost (Xalatan®), Pharmacia Corporation and the Trustees of Columbia University (collectively, the “Plaintiffs”) filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company’s ANDA and the marketing of its generic product prior to the expiration of their patents.  On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par’s products and that the extension of the term of one of the patents was invalid.  The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par’s ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents.  As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs’ infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties’ claims for attorneys’ fees.  Both Par and the Plaintiffs had filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit.  Par appealed the Court’s decisi on only insofar as it relates to U.S. Patent No. 5,296,504.  The appeals were argued on June 10, 2005.  On August 10, 2005, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the District Court.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  Discovery has recently been completed and the parties are briefing issues relating to claim construction.  The Company intends to defend vigorously this action.

Endo Pharmaceuticals Holding Inc (“Endo”) has brought an arbitration against the Company pursuant to the rules of the Institute of Conflict Prevention and Resolution, an alternative dispute resolution forum similar to the American Arbitration Association.  Endo claims that Par has breached a contractual obligation to share paroxetine revenues with Endo.  Par has denied these allegations in their entirety and has also contested the arbitration's jurisdiction.   Par intends to defend vigorously this action.

The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions.  Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.

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

  Other Matters:

In June 2003, the Company received notice from the U.S. Congress that the Committee on Energy and Commerce (the “Committee”) had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded.  In order to conduct the investigation, the Committee has requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. The Company is unable to determine what action, if any, the federal government may take and what impact such action could have on the Company’s business, prospects or financial condition.

Note 14 - Segment Information:

Starting in the third quarter of 2005, the Company is operating in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals.  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market after the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the end of any other market exclusivity periods related to the brand drugs.  In the third quarter of 20 05, the Company shipped its first branded product, Megace® ES.

The business segments of the Company were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Certain of the Company’s expenses such as the direct sales force and other sales and marketing expenses and specific research and development expenses are charged directly to either of the two segments.   Other expenses such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by the Company’s Management.

The financial data for the business segments are as follows:

	Nine Months Ended		Three Months Ended
	10/2/05	10/3/04	10/2/05	10/3/04
Revenues:
Generic	$ 323,003	$575,864	$108,462	$ 151,566
Branded	10,212	-	10,212	-
Total Revenues	$ 333,215	$575,864	$118,674	$ 151,566

Gross Margin:
Generic	$ 133,791	$202,403	$ 45,802	$ 58,734
Branded	8,062	-	8,062	-
Total Gross Margin	$ 141,853	$202,403	$ 53,864	$ 58,734

Operating Income (Loss):
Generic	$ 47,750	$ 59,228	$ 13,962	$(49,541)
Branded	(30,712)	(18,565)	(5,020)	(8,913)
Total Operating Income (Loss)	$ 17,038	$ 40,663	$ 8,942	$(58,454)
Other expense, net	(310)	(130)	(5)	(55)
Net investment gain	16,013	-	21,137	-
Interest expense, net	(649)	(667)	(135)	(94)
Provision (benefit) for income taxes	5,456	14,885	4,659	(23,518)
Net income (loss)	$26,636	$24,981	$25,280	$(35,085)

The Company’s chief decision maker does not review the Company’s assets by business segment at this time as they are not material to the branded operations. Therefore, an allocation of assets by segment is not provided.

Note 15 -Changes in Significant Accounting Policies – Revenue Recognition:

The Company records sales when the goods are shipped to its customers to the extent that reliable estimates of product returns can be made. For Megace® ES, the Company had limited product return experience, and therefore further assessed the reliability of estimated product returns. Accordingly, the Company did not recognize approximately $4,800 of net revenues and related cost of sales associated with Megace® ES shipments made during the three months ended October 2, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products.  Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” or similar words and phrases.  Factors that might affect such forward-looking statements set forth in this document include (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, ( ix) obtaining or losing 180-day marketing exclusivity periods on products and (x) general industry and economic conditions.  Any forward-looking statements included in this document are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

The financial data contained in this section is in thousands.

Overview

Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins.  The Company, through its internal development program and various strategic alliances and relationships, seeks to introduce new products that have limited competition and longer product life cycles.  The Company plans to continue to invest in its internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout the remainder of fiscal year 2005 and beyond.   Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.

These efforts have resulted in the Company receiving final approval from the FDA for tramadol HCl and acetaminophen tablets (Ultracet®), which began shipping in April 2005 and Megace® ES, the Company’s first branded pharmaceutical product, which it began shipping in July 2005. The Company had also expected to receive FDA approval of several additional products in the first nine months of 2005, but have not yet received such approvals.  At this time, the Company is unable to determine if and when any such products will be approved.

The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line.  In July of 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  The new NanoCrystal® Dispersion (“NCD”) formulation is a line extension of Par’s currently marketed megestrol acetate oral suspension.  This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product.  NCD is a trademark of Elan Corporation , plc, Dublin Ireland.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that Par has licensed from BMS.

In addition to developing products through its own product development program, the Company’s business plan includes continuing to co-develop and distribute products through its strategic alliances.  These strategic alliances afford the Company many advantages, including additional resources for increased activity, expertise on dissimilar products or technologies, and a sharing of both the costs and risks of new product development.  The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements.  Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights.  Because substantially all of the Company’s current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company’s business, financial condition, prospects and results of operations.

Sales and gross margins of the Company’s products are dependent principally upon the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and removal of any competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manuf acturers; (viii) approval of ANDAs and introduction of new manufactured products; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product.

The following table shows the revenues and gross margin dollars by segment for the nine and three month periods ended October 2, 2005 and October 3, 2004:

	Nine Months Ended		Three Months Ended
	10/2/05	10/3/04	10/2/05	10/3/04
Revenues:
Generic	$323,003	$575,864	$108,462	$151,566
Branded	10,212	-	10,212	-
Total Revenues	$333,215	$575,864	$118,674	$151,566

Gross Margin:
Generic	$133,791	$202,403	$45,802	$58,734
Branded	8,062	-	8,062	-
Total Gross Margin	$141,853	$202,403	$53,864	$58,734

Revenue and gross margin dollars decreased 42.1% and 29.9%, respectively, for the nine month period ended October 2, 2005 from the corresponding period of 2004.  For the three month period ended October 2, 2005, the Company’s revenues and gross margin dollars decreased 21.7% and 8.3%, respectively, from the corresponding period of 2004.  Generic revenues and gross margin dollars decreased 43.9% and 33.9%, respectively, in the first nine months of 2005 from the first nine months of 2004.  For the three month period ended October 2, 2005, generic revenues and gross margin dollars decreased 28.4% and 22.0%, respectively, from the corresponding period of 2004.  Increased competition has continued to adversely affect pricing and volumes of the Company’s key generic products leading to lower sales and gross margin dollars.  Branded revenue and gross margins for Megace® ES were $10,212 and $ 8,062 for the nine and three month periods ended October 2, 2005, respectively.

 Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by the Company’s management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market.  At that time, however, the branded company may license an authorized generic product to a competing generic company.  As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In recent years, a large portion of the Company’s revenue growth had been derived from sales of generic drugs during the 180-day marketing exclusivity period or from the sale of generic products that had limited competition.  These drugs included paroxetine tablets (Paxil®), megestrol acetate oral suspension (Megace Oral Suspension®) and fluoxetine (Prozac®), all of which have experienced significant declines in sales and gross margins from prior years.

In April 2005, the Company received final approval from the FDA to market tramadol HCl and acetaminophen tablets and was awarded 180 days of marketing exclusivity.  The exclusivity period expired October 22, 2005 and, to date, no additional competitors have received FDA approval for a competing product. In October of 2005, a competitor was granted summary judgment for its generic Ultracet® and was awaiting FDA approval.  Tramadol sales were $23,900 in the third quarter of 2005 and $30,600 in the second quarter of 2005.

The marketing exclusivity period in respect of paroxetine ended on March 8, 2004 and the Company currently has three competitors for this product.  The additional competition has led to significant pricing and sales volume declines. Paroxetine sales in the third quarter of 2005 have decreased to $8,700 from $26,800 in the third quarter of 2004.   Paroxetine sales in the first nine months of 2005 have decreased to $30,400 from $208,700, in the first nine months of 2004.  The Company is currently experiencing supply issues with paroxetine that are expected to be resolved during the fourth quarter of 2005.  The delay in supply is expected to have an adverse affect on future paroxetine sales and gross margins.  The Company and GSK have amended their distribution agreement to provide Par with a greater percentage of profits on paroxetine sales through the remainder of the agreement, subject to profit caps.

The Company currently has three generic competitors for megestrol acetate oral suspension.  In July 2004, Par entered into a settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. (“Teva USA”) pursuant to which Par granted a license to Teva USA for a limited number of units and Par is receiving a royalty on Teva USA’s net sales of megestrol acetate oral suspension in the United States.  Sales and gross margins for megestrol acetate oral suspension have declined due principally to the adverse effects of competition on pricing and volume.  Megestrol acetate oral suspension sales were $5,200 for the third quarter of 2005 compared to $17,800 for the third quarter of 2004.  Megestrol acetate oral suspension net sales were approximately $20,900 for the first nine months of 2005 compared to $54,800 for the first nine months of 2004.

There are four competitors currently in the market with products that compete with the Company’s fluoxetine 40 mg product and a large number of competitors on the 10 mg and 20 mg products.  Net sales of fluoxetine 40 mg capsules and 10 mg and 20 mg tablets were approximately $5,200 for the third quarter of 2005 compared to approximately $14,400 for the third quarter of 2004.  Net sales of fluoxetine 40 mg capsules and 10 mg and 20 mg tablets were approximately $17,800 for the first nine months of 2005 compared to approximately $37,600 for the first nine months of 2004.

Generic drug pricing at the wholesale level can create significant differences between the invoice price and the Company’s net selling price.  Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for the difference.  The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances, for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to its accounts receivable allowances.

The Company will generally offer price protection for sales of generic drugs for which the market exclusivity period has expired because the prices of such drugs will typically decline, sometimes substantially, when additional generic manufacturers introduce and market comparable generic products.  In addition, the Company may offer price protection with respect to products for which it anticipates significant price erosion through increased competition.  Such price protection plans, which are common in the Company’s industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels.  In the first quarter of 2005, the Company provided for and issued price protection credits of approximately $11,100 primarily due to competition with respect to paroxetine, megestrol acetate oral suspension and glyburide & metformin HCl (Glucovance®).

The Company has the historical experience and access to relevant information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, total demand for each drug that the Company manufactures or distributes, the Company’s market share, recent or pending new drug introductions and inventory practices of the Company’s customers, that it believes are necessary to reasonably estimate the amounts of such reductions to invoice price.  Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control.  The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, price adjustments or other sales allowances and no material adjustments were made to these accruals for the three month and nine month periods ended October 2, 2005 and October 3, 2004.

The following table summarizes activity for the three months ended October 2, 2005 and October 3, 2004 in the accounts affected by the accruals described above:

For the Three Months Ended

October 2,

October 3,

Reserves for rebates and chargebacks:

2005

2004

Balance, beginning of the period

$(69,440

)

$(162,802

)

Provision recorded

(163,055

)

(139,409

)

Credits processed

145,134

201,979

Balance, end of the period

$(87,361

)

$(100,232

)

Reserves for doubtful accounts, returns,

October 2,

October 3,

  price adjustments and other sales allowances:

2005

2004

Balance, beginning of the period

$(27,906

)

$(41,958

)

Provision recorded

(41,586

)

(30,953

)

Credits processed

39,095

40,305

Balance, end of the period

$(30,397

)

$(32,606

)

The following table summarizes activity for the nine months ended October 2, 2005 and October 3, 2004 in the accounts affected by the accruals described above:

For the Nine Months Ended

October 2,

October 3,

Reserves for rebates and chargebacks:

2005

2004

Balance, beginning of the period

$(102,607

)

$(99,391

)

Provision recorded

(466,573

)

(476,799

)

Credits processed

481,819

475,958

Balance, end of the period

$(87,361

)

$(100,232

)

For the Nine Months Ended

Reserves for doubtful accounts, returns,

October 2,

October 3,

  price adjustments and other sales allowances:

2005

2004

Balance, beginning of the period

$(42,316

)

$(40,357

)

Provision recorded

(112,524

)

(149,385

)

Credits processed

124,443

157,136

Balance, end of the period

$(30,397

)

$(32,606

)

The Company’s net income of $26,636 for the nine month period ended October 2, 2005 increased $1,655, from $24,981 for the nine month period ended October 3, 2004.  Research and development spending in the first nine months of 2005 of $48,374 increased $14,652 over the same period of the prior year due to expenses for the development of proprietary pharmaceutical products and additional personnel costs, including the addition of Kali.  Selling, general and administrative costs in the first nine months of 2005 were $69,442 compared to $49,676 in the first nine months of 2004 as the Company prepared for its launch of Megace® ES and increased legal expenses.  Net income in the first nine months of 2005 included an intangible asset impairment of $6,999, a realized gain on the sale of New River common stock of $24,293, an investment impairment of $8,280 related to the Company’s investment in Advancis and a tax benefit of $7,218 from the resolution of certain tax contingencies.  The first nine months of 2004 net income included a write-off of acquired in-process research and development of $84,000, $2,812 gain on the sale of a Company facility and net settlement income of $2,846.

Net income for the three month period ended October 2, 2005 was $25,280 compared to a net loss of $(35,085) for the three month period ended October 3, 2004.  Research and development spending in the third quarter of 2005 of $14,987 decreased $2,073 from the same period of the prior year due primarily to timing of expenses for biostudies and outside development costs.  Selling, general and administrative costs in the third quarter of 2005 were $22,936 compared to $16,128 in the third quarter of 2004 due primarily to sales and marketing costs for the launch of Megace® ES and increased legal fees.  The net income in the third quarter of 2005 included an intangible asset impairment of $6,999, a realized gain on the sale of New River common stock of $21,137 and a tax benefit of $7,218  from the resolution of certain tax contingencies while net income in the third quarter of 2004 included a write-off of acquired in-process research and development of $84,000.

RESULTS OF OPERATIONS

Revenues

Total revenues for the nine month period ended October 2, 2005 were $333,215, decreasing $242,649, or 42.1%, from total revenues of $575,864 for the nine month period ended October 3, 2004.  Revenues for the generic products for the nine month period ended October 2, 2005 were $323,003, decreasing $252,861 or 43.9% from generic revenues of $575,864 for the nine month period ended October 3, 2004 due primarily to lower sales of certain existing products sold under various distribution agreements, including paroxetine which decreased by approximately $178,400, glyburide & metformin HCl which decreased by $28,100, fluoxetine which decreased by $19,800 and metformin ER (Glucophage XR®) which decreased by $17,500.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $165,095, or 49.5% of the Company’s to tal revenues in the first nine months of 2005, and $432,500, or 75.1% of the Company’s total revenues in the first nine months of 2004.  The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.  Also contributing to the lower generic sales was the Company’s top selling manufactured product, megestrol acetate oral suspension, which decreased by $33,900.  Increased competition continues to adversely affect both volume and pricing on the above mentioned products.  Partially offsetting these decreases were the introduction of new products including tramadol HCl and acetaminophen tablets which was introduced in the second quarter of 2005 and generated sales of $54,500 and quinapril (Accupril®) which was introduced in the fourth quarter of 2004 and generated sales of $11,300.  Revenues for the branded product were $10,212 for the nine month period ended October 2, 2005 as the Company shipped its first branded product, Megace® ES in the third quarter of 2005.

The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $930,801 in the first nine months of 2005 compared to $1,235,344 in the first nine months of 2004.  Deductions from gross revenues were $597,586 in the first nine months of 2005 and $659,480 in the first nine months of 2004.  These deductions are discussed in “Notes to Consolidated Financial Statements – Note 6 – Accounts Receivable.”  The gross-to-net revenue percentage spread increased to 64.2% in the first nine months of 2005 compared to 53.4% in the first nine months of 2004, primarily due to the effects of the issuance of price protection credits earlier in the year and increased chargeback dollars due to lower contract pricing related to paroxetine, glyburide & metformin HCl (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER.

Total revenues for the three month period ended October 2, 2005 were $118,674, decreasing $32,892, or 21.7%, from total revenues of $151,566 for the three month period ended October 3, 2004.  Revenues for the generic products for the three month period ended October 2, 2005 were $108,462, decreasing $43,104 or 28.4% from generic revenues of $151,566 for the three month period ended October 3, 2004 due primarily to lower sales of paroxetine, which decreased by approximately $18,100, glyburide & metformin HCl which decreased by $14,600 and megestrol acetate oral suspension, which decreased by $12,600.  Increased competition continues to adversely affect both volume and pricing on the above mentioned products.  Partially offsetting these decreases was the introduction of new products including tramadol HCl and acetaminophen tablets, which was introduced in the second quarter of 2005 and had net sales of $23,900 in the third quarter of 2005.  Revenues for the branded products were $10,212 for the three month period ended October 2, 2005 as the Company shipped its first branded product, Megace® ES, in the third quarter of 2005.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $56,500, or 47.6% of the Company’s total revenues in the third quarter of 2005, and $99,700, or 65.8% of the Company’s total revenues in the third quarter of 2004.

The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $329,891 in the third quarter of 2005 compared to $331,503 in the third quarter of 2004.  Deductions from gross revenues were $211,217 in the third quarter of 2005 and $179,937 in the third quarter of 2004.  These deductions are discussed in “Notes to Consolidated Financial Statements – Note 6 – Accounts Receivable.”  The gross-to-net revenue percentage spread increased to 64.0% in the third quarter of 2005 compared to 54.3% in the third quarter of 2004.  The effects of price declines for paroxetine, glyburide/metformin (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER, were partially offset by a lower gross-to-net spread on sales of tramadol HCl and acetaminophen tablets.

As discussed above, net sales of the Company’s key products have decreased primarily as a result of increased generic competition and its effect on both pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose sales volume to competitors rather than to reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve may be established based on estimated or actual existing customer inventories.  Competitors on the Company’s key products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period; however, the Company has generally lowered the pricing on these products over time and significant price protection credits have been granted and processed within the reporting periods, including the nine month period ended October 2, 2005.  At October 2, 2005, the Company did not have material reserves for price protection because it did not believe that there would be any additional significant price protection credits to be issued with respect to sales of these products through that date.  The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.

Gross Margin

The Company’s gross margin of $141,853 (42.6% of total revenues) in the first nine months of 2005 decreased $60,550 from $202,403 (35.1% of total revenues) in the corresponding period of 2004. The generic product’s gross margin of $133,791 (41.4% of generic revenues) in the first nine months of 2005 decreased $68,612 from $202,403 (35.1% of generic revenues) in the corresponding period of 2004.  The lower generic gross margin dollars are due primarily to the lower net sales discussed above, partially offset by the increase of other product related revenue.  The increase in the generic gross margin percentage was due primarily to the introduction of tramadol HCl and acetaminophen tablets, which due to its exclusivity period contributed a higher gross margin percentage than most of the Company’s other products, the increase of the other product related revenue and the lower sales of paroxetine, glyburide /metformin and metformin ER which after profit splits with partners, have significantly lower gross margin percentages than other products.  Gross margin for Megace® ES was $8,062 for the nine month period ended October 2, 2005 which contributed to the higher total gross margin percentage for the Company.

Inventory write-offs were $5,988 in the first nine months of 2005 compared to $7,741 in the first nine months of 2004.  These inventory write-offs, taken in the normal course of business, were related primarily to the disposal of finished products due to short shelf lives and work-in-process inventory that did not meet the Company’s quality control standards. The write-offs in both periods included the write-off of inventory of a product whose launch is delayed.  The Company maintains inventory levels that it believes are appropriate to optimize its customer service.

The Company’s gross margin of $53,864 (45.4% of total revenues) in the third quarter of 2005 decreased $4,870 from $58,734 (38.8% of total revenues) in the corresponding period of 2004. The generic products gross margin of $45,802 (42.2% of generic revenues) in the third quarter of 2005 decreased $12,932 from $58,734 (38.8% of generic revenues) in the corresponding period of 2004. The lower generic gross margin dollars were due primarily to the lower net sales discussed above.  The generic gross margin percentage increase was due primarily to the introduction of tramadol HCl and acetaminophen tablets and the lower sales of paroxetine and glyburide/metformin.  Gross margin for Megace® ES was $8,062 for the three month period ended October 2, 2005.

Inventory write-offs of $1,215 in the third quarter of 2005 decreased from $2,705 in the third quarter of 2004.  The decrease in inventory write-offs in the third quarter of 2005 was due primarily to lower disposals of finished products due to short shelf lives and the write-off of inventory in the third quarter of 2004 related to a product whose launch was delayed.

Operating Expenses

  Research and Development

The Company’s research and development expenses of $48,374 for the nine months ended October 2, 2005 increased $14,652, or 43.4%, from the corresponding period of 2004.  The increase was primarily attributable to increased expenses for domestic development operations of $5,356, primarily due to additional personnel costs, higher outside development projects of $4,122, including increased payments that began in the second quarter of 2004 to Advancis in order to fund the development of a novel formulation of the antibiotic amoxicillin and additional expenses related to Kali of $3,751.  As previously discussed, the Company acquired Kali in June 2004.  The Company is utilizing Kali to develop additional products for its product pipeline.

The Company’s research and development expenses of $14,987 for the three months ended October 2, 2005 decreased $2,073, or 12.2%, from the corresponding period of last year.  The decrease was primarily attributable to lower outside development projects of $1,977 due to the timing of these projects.  Although there can be no such assurance, annual research and development expenses for the full fiscal year 2005, including payments to be made to unaffiliated companies, are expected to increase by approximately 25% to 30% from fiscal year 2004.

In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004.  Par paid an additional $14,250 in the first nine months of 2005, which was charged to research and development expense during the period.  In August, the Company terminated its partnership agreement with Advancis.  The Company is no longer responsible for the fourth quarter payment of $4,750, which would have been the final payment to Advancis.

As a result of its product development program, the Company currently has 21 ANDAs pending with the FDA, four of which have received tentative approval, for potential products that are not subject to any distribution or profit sharing agreements.  In addition, there are 33 ANDAs pending with the FDA, four of which have received tentative approval, that have been filed by the Company or its strategic partners for potential products covered by various distribution agreements.  No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Acquired in-process Research and Development

As previously discussed, the Company acquired Kali in June 2004.  The allocated purchase price for Kali included $84,000 classified as acquired in-process research and development, which was written off in the third quarter of 2004.

Intangible Asset Impairment

In the third quarter of 2005, Par recorded an impairment charge related to two intangible assets totaling $6,999.  Both assets related to the generic drug latanoprost.  The Company had been in litigation relating to patent infringement due to its filing of an ANDA for latanoprost (see “Notes to Consolidated Financial Statements - Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings”).  During the third quarter 2005, the Company was informed that it had received an unfavorable ruling in the lawsuit.  The Company also does not currently have tentative approval for its ANDA.  As a result of these facts, the Company has determined that these intangibles are fully impaired.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $69,442 (20.8% of total revenues) in the first nine months of 2005 as compared to $49,676 (8.6% of total revenues) in the first nine months of 2004.  The increase in 2005 was primarily attributable to higher sales and marketing costs of $12,911 in anticipation of the Company’s Megace® ES launch in the third quarter of 2005, increased legal fees of $5,085 and higher general and administrative personnel costs of $2,098.  Distribution costs included those related to shipping product to the Company’s customers primarily through the use of common carriers.  Shipping costs were approximately $4,700 and $4,200 for the first nine months of 2005 and 2004, respectively.  The Company anticipates that it will continue to incur a high level of legal expenses for litigation, relating to existing products and potential new product introductions (see “Notes to Consolidated Financial Statements - Note 13 - Commitments, Contingencies and Other Matters - Legal Proceedings”).  Although there can be no such assurance, selling, general and administrative expenses in the full fiscal year 2005 are expected to increase by up to 30% to 35% from fiscal year 2004 primarily due to continued brand drug marketing activities.

Total selling, general and administrative expenses were $22,936 (19.3% of total revenues) in the third quarter of 2005 as compared to $16,128 (10.6% of total revenues) in the third quarter of 2004.  The increase in 2005 was primarily attributable to higher sales and marketing costs of $5,370 related to marketing activities for Megace® ES, and increased legal fees of $1,226.  Shipping costs were approximately $1,700 and $1,500 in the third quarters of 2005 and 2004, respectively.

Net Settlements

In the second quarter of 2004, net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to certain anti-competitive practices that delayed the availability of mirtazapine, partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.

Gain on Sale of Facility

Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York.  In March 2004, the Company sold this facility to Ivax Pharmaceuticals New York, LLC for $4,980 and recorded a gain on the sale of $2,812.

Other Income/Expense

Other expense was $310 and $5, respectively, for the nine and three month periods ended October 2, 2005, compared to other expense of $130 and $55, respectively, for the nine months and three month periods ended October 3, 2004.  In 2005, other expense was primarily realized losses on the sale of short-term investments.

Net Investment Gain

During the nine months ended October 2, 2005, the Company sold all of its investment in New River common stock for $31,299 and recorded a gain on the sale of $24,293.  During the three months ended October 2, 2005, the Company sold its remaining investment of 731 shares of New River common stock for $26,984 and recorded a gain on sale of $21,137.  In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis.  On October 16, 2003, Par purchased 1,000 shares of the common stock of Advancis for $10,000.   In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis.  Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company determined that the decline in fair market value of its investment was other-than-temporary and as such wrote the investment down to its fair market value, based on the market value of the Advancis common stock at July 3, 2005.

Interest Expense

Net interest expense was $649 and $135, respectively, for the nine and three months ended October 2, 2005 compared to net interest expense of $667 and $94, respectively, for the corresponding periods of 2004.  Net interest expense in all periods principally includes interest payable on the Company’s convertible notes, partially offset by interest income derived primarily from money market and other short-term investments.

Income Taxes

The Company recorded provisions for income taxes of $5,456 and $14,885 for the first nine months of 2005 and 2004, respectively.  The Company recorded a provision for income taxes of $4,659 for the third quarter of 2005 compared to a benefit for income taxes of $23,518 for the third quarter of 2004.  The provisions were based on the applicable federal and state tax rates for those periods (see “Notes to Consolidated Financial Statements - Note 10 - Income Taxes”).  The Company’s effective tax rates for the nine months ended October 2, 2005 and October 3, 2004 were 17.0% and 37.3%, respectively.  The Company’s effective tax rates for the three months ended October 2, 2005 and October 3, 2004 were 15.6% and 40.1%, respectively.   In the third quarter of 2005, the Company recorded a net tax benefit of $7,218 due to the resolution of certain tax contingencies.  The benefit lowered the effective tax rate for the nine and three month periods ended October 2, 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $59,903 at October 2, 2005 increased by $23,369 from $36,534 at December 31, 2004, primarily due to the net proceeds from the sales of available for sale securities and long-term investments, partially offset by net cash used in operating activities and capital expenditures.  In the first nine months of 2005, the Company used $23,739 of cash in operations, primarily due to the increase in its accounts receivable and inventories.  Cash flows provided by investing activities were $48,130 for the first nine months of 2005, as net proceeds of $55,553 from sales of available for sale securities and proceeds from the sale of New River common stock of $31,299 were partially offset by capital expenditures of $21,822 and the Company’s investment in Optimer of $12,000. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York and n ew production machinery.  The Company also used $1,022 in financing activities as it paid $3,004 of net principal payments under long-term debt and other borrowings and obtained $2,134 from the issuance of shares of common stock upon the exercise of stock options.

There were no significant changes in credit terms, collection efforts, credit utilization or delinquencies related to the Company’s accounts receivable.  There are a number of timing issues that can cause fluctuations when measuring accounts receivable days based on the previous quarter’s average days’ sales in accounts receivable.  Because of these issues, the Company measures its days’ sales in accounts receivable on a rolling twelve month average adjusted for Medicaid expense which is not part of accounts receivable.  Days’ sales in accounts receivable based on this calculation increased to 128 days at October 2, 2005 from 85 days at December 31, 2004.  The Company believes the days sales outstanding is being adversely affected due to the processing of returns in the current period which were accrued for in prior periods along with the significant decrease in revenues.   Generally, the Company has a customer base that pays within 60 to 90 days and the Company’s management expects days’ sales in accounts receivables to fluctuate within that range.

The Company’s working capital, current assets minus current liabilities, of $384,249 increased $45,011, from $339,238 at December 31, 2004. The Company's gross account receivable balance increased $19,677, primarily due to third quarter of 2005 trade show buys by the Company's wholesale customers while the accounts receivables reserves decreased $27,165, primarily due to the lower gross to net sales process to net sales spread on tramadole HC1 and acetaminothen tablets, which was launched in April 2005, and the processing of returns accured for in prior periods. These factors contributed to a level of customer deductions that the Company believes has prior periods. These factors contributed to a level of customer deductions that the Company believes has temporarily lengthened its days' sales in accounts receivables. The customer deductions proceeds in the current period, which age immediately as opposed to invoices that age according to customer terms, has had the effect of slowing collections on invoicing as wholesale customers are in a credit balance until invoicing becomes due. At October 2, 2005, 74% of the Company's gross aging was comprised of its wholesale customers who typically buy more inventory and have longer terms than the other classes of trade in which the Company sells product.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 4.36x at October 2, 2005 compared to 3.19x at December 31, 2004.  The Company believes that its strong working capital ratio indicates its ability to meet its ongoing and foreseeable obligations.

In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock.  The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  The Company may repurchase up to approximately $17,822 of shares of its common stock under the plan.

In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933.  Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003.  Available for sale securities of $95,078 at October 2, 2005 were all available for immediate sale.  The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

As of October 2, 2005, the Company had payables due to distribution agreement partners of $42,075 related primarily to amounts due under profit sharing agreements, particularly amounts owed to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation, out of its working capital during the fourth quarter of 2005.  In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

          The Company and Genpharm, Inc. ("Genpharm") are parties to certain distribution agreements. Genpharm and the Company are curently in dispute regarding certain compliance conditions with respect to the agreements.

The dollar values of the Company’s material contractual obligations and commercial commitments as of October 2, 2005 were as follows:

Amounts Due by Period

Total Monetary

Oct. 2-Dec. 31,

2006 to

2009 to

2011 and

Obligation

Obligation

2005

2008

2010

thereafter

Operating leases

$20,300

$1,068

$9,930

$4,983

$4,319

Convertible notes*

200,000

-

-

200,000

-

           Insurance obligations

1,293

387

906

-

-

Other

326

52

274

               -

           -

Total obligations

$221,919

$1,507

$11,110

$204,983

$4,319

*The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table.  Payments made pursuant to these agreements are either capitalized or expensed according to the Company’s accounting policies.  The total amount that could ultimately become due under these agrements is approximately $41,848.

As part of the consideration for the acquisition of Kali, the former Kali stockholders are entitled to up to $10,000 from the Company if certain product-related performance criteria are met over the next four years.  As of December 31, 2004, the former Kali stockholders had earned $2,500 of this contingent payout, which was paid in January 2005.

The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital.  Implementation of the Company’s business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any additional such financing when needed on terms acceptable or favorable to it.

Financing

At October 2, 2005, the Company’s total outstanding short-term and long-term debt, including the current portion, was $201,619.  The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment.  In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of Common Stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, the Company has the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock.  It is the Company’s current intention to satisfy the Company’s obligation upon a redemption of the notes in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to the maturity date.

Critical Accounting Policies and Use of Estimates

Accounting for product returns – impact on revenue recognition

The Company records sales when the goods are shipped to its customers to the extent that reliable estimates of product returns can be made. For Megace® ES, the Company had limited product return experience, and therefore further assessed the reliability of estimated product returns. Accordingly, the Company did not recognize approximately $4,800 of net revenues and related cost of sales associated with Megace® ES shipments made during the three months ended October 2, 2005.

The Company’s other critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  There has been no other changes, updates or revisions to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk primarily due to changes in the market values of its investments in marketable debt and United States government agency securities.  These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures.  Professional portfolio managers managed 100% of these available for sale securities at October 2, 2005.  Additional investments are made in overnight deposits and money market funds.  These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term nature.

The following table summarizes the available for sale securities that subject the Company to market risk at October 2, 2005 and December 31, 2004:

October 2,

Dec 31,

2005

2004

Debt securities issued by various state and local

municipalities and agencies

  $65,094

$82,678

Securities issued by United States government and agencies

  29,984

69,176

Total

$95,078

$151,854

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal.  Investments are made with the intention to achieve a high rate of return while retaining safety of principal.  The Company’s investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings.  A significant change in interest rates could affect the market value of the $95,078 in available for sale securities that have a maturity greater than one year.

In addition to the short-term investments described above, the Company is also subject to market risk in respect to its investments in Advancis, Abrika and Optimer.

In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis at $10 per share in its initial public offering of 6,000 shares.  The Company’s investment in Advancis is subject to fluctuations in the price of Advancis’s common stock, which is publicly traded. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis.  In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis.  Due to the results of the clinical trial, and the significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and as such wrote the investment down to its fair market value at July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date.  As of October 2, 2005, the fair market value of the Advancis common stock held by the Company was $1,410 based on the market value of the Advancis stock at that date.  The Company has recorded an additional unrealized loss of $310 in the third quarter of 2005.

In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs.  The investment is monitored periodically to evaluate whether any changes in fair value become other-than-temporary.

In April 2005, the Company acquired a 13% equity interest in Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000.  The investment is monitored periodically to evaluate whether any changes in fair value become other-than-temporary.

ITEM 4. CONTROLS AND PROCEDURES.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective as of October 2, 2005 to ensure that information required to be disclosed by the Company in reports that it files with or submits to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

         There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal year 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 29, 2005, Janssen filed a lawsuit against the Company in the United States District Court for the District of Delaware.  Janssen alleged that Par infringed the '318 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide.  Par denies Janssen's allegation, asserting that the '318 patent is not infringed and is invalid.  Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the '318 patent.  The case is now consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the '318 patent.  The Company intends to defend vigorously this action

On November 1, 2004, Morton Grove filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004.  Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful.  The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

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

On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program.  The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs.  This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.  On June 15, 2005, a consolidated compliant was filed on behalf of a number of New York counties and the City of New York.  The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court.  In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program.  Par waived service of process with respect to the complaint.  The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005.  The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including Par, have filed a motion to dismiss the amended complaint.  On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program.  The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs.  This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.  In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court.  The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming Par (among other companies) as a defendant.  Par intends to defend vigorously these actions.

On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey.  The Company and Par alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 relating to megestrol acetate oral suspension and that the infringement is willful.  Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office.  Par intends to vigorously pursue this action.

In February 2003, Abbott filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par’s generic version of TriCor® (fenofibrate) infringes one or more claims of four of their patents based on Par having filed an ANDA for the accused product with the FDA.  Par filed an answer and a counterclaim, alleging non-infringement and invalidity.  Par has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification and the case is subject to an administrative dismissal.

On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey.  Ortho-McNeil alleged that Kali infringed the ‘691 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali.  Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands.  Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent.  Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004.  The Court has stated that it will hold oral argument, which has not as of yet been scheduled.  The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment.  Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against Par, and to include a claim for damages against Par and Kali.  Par and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, invalid and unenforceable for inequitable conduct.  On October 21, 2005, Ortho-McNeil received a notice of allowance of a reissue of an application filed in connection with the ‘691 patent.  It is not known when or if a reissue patent will be granted.  The Company is assessing any impact of the potential reissue of this patent.  The Company intends to defend vigorously against this action.

As a result of Par’s filing of the ANDA for latanoprost, the Plaintiffs filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company’s ANDA and the marketing of its generic product prior to the expiration of their patents.  On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par’s products and that the extension of the term of one of the patents was invalid.  The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par’s ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents.  As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs’ infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties’ claims for attorneys’ fees.  Both Par and the Plaintiffs have filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit.  Par has appealed the Court’s decision only insofar as it relates to U.S. Patent No. 5,296,504.  The appeals were argued on June 10, 2005.  On August 10, 2005, the Court of Appeals for the Federal Circuit affirmed the judgment of the District Court.

Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed’s product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  Discovery has recently been completed and the parties are briefing issues relating to claim construction.  The Company intends to defend vigorously this action.

Endo has brought an arbitration against the Company pursuant to the rules of the Institute of Conflict Prevention and Resolution, an alternative dispute resolution forum similar to the American Arbitration Association.  Endo claims that Par has breached a contractual obligation to share Paxil revenues with Endo.  Par has denied these allegations in their entirety and has also contested the arbitration's jurisdiction.  Par intends to defend vigorously this action.

The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions.  Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.

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

 Other Matters:

In June 2003, the Company received notice from the U.S. Congress that the Committee had begun an industry-wide (brand and generic) investigation into pharmaceutical reimbursements and rebates under Medicaid, to which the Company has responded.  In order to conduct the investigation, the Committee has requested certain pricing and other information, which the Company delivered in August 2003, relating to certain drugs produced by these pharmaceutical manufacturers. The Company is unable to determine what action, if any, the federal government may take and what impact such action could have on the Company’s business, prospects or financial condition.

Item 6.  Exhibits.

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

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

November 14, 2005

/s/ Scott Tarriff

Scott Tarriff

President and Chief Executive Officer

November 14, 2005

/s/ Dennis J. O’Connor

Dennis J. O’Connor

Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Exhibit 31.1

Certification Pursuant to Rule 13a-14(a) of the Exchange Act

I, Scott Tarriff, President and Chief Executive Officer of Par Pharmaceutical Companies, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Par Pharmaceutical Companies, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	/s/ Scott Tarriff
Scott Tarriff President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a) of the Exchange Act

I, Dennis J. O’Connor, Chief Financial Officer of Par Pharmaceutical Companies, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Par Pharmaceutical Companies, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	/s/ Dennis J. O’Conno
Dennis J. O’Connor Chief Financial Officer

Exhibit  32.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Par Pharmaceutical Companies, Inc. (the “Company”) on Form 10-Q for the period ended October 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott Tarriff, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Scott Tarriff

Scott Tarriff

President and Chief Executive Officer

November 14, 2005

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Par Pharmaceutical Companies, Inc. (the “Company”) on Form 10-Q for the period ended October 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis J. O’Connor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dennis J. O’Connor

Dennis J. O’Connor

Chief Financial Officer

November 14, 2005