Form 10-Q/A
period 2005-10-02
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2005-11-15
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

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

34,245,043

Due to printer's errors, the following sections of the Registrant's Quarterly Report on Form 10-Q, filed November 14, 2005 with the Commission, are being refiled as amended. Please note that no other changes or additions are being made to the Company's Form 10-Q for the period ended October 2, 2005, as filed.

  Consolidated Statements of Cash Flows
  Note 2 to Notes to Consolidated Financial Statements
  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources

  PAR PHARMACEUTICAL COMPANIES, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  (In Thousands)

  (Unaudited)

  Nine Months Ended

  October 2,

  October 3,

  2005

  2004

  Cash flows from operating activities:

  Net income

  $26,636

  $24,981

  Adjustments to reconcile net income

   to net cash (used in) provided by operating activities:

  Deferred income taxes

  19,832

  (50,414)

  Tax reserves

  (7,214)

            -

  Acquired in-process research and development

   -

  84,000

  Investment impairment

  8,280

  -

  Intangible asset impairment

  6,999

  Depreciation and amortization

  11,314

  9,421

  Inventory reserves

  3,948

  1,249

  Allowances against accounts receivable

              (11,919

  )

  (7,751

  )

  Gain on sale of investments

  (23,984

  )

  -

  Stock compensation expense

  2,574

  788

  Other

  (79)

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

  10,276

  (12,853

  )

  (Decrease) increase in income taxes payable

  (  9,383

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION

  Liquidity and Capital Resources

  Cash and cash equivalents of $59,903 at October 2, 2005 increased by $23,369 from $36,534 at December 31, 2004, primarily due to the net proceeds from the sales of available for sale securities and long-term investments, partially offset by net cash used in operating activities and capital expenditures.  In the first nine months of 2005, the Company used $23,739 of cash in operations, primarily due to the increase in its accounts receivable and inventories.  Cash flows provided by investing activities were $48,130 for the first nine months of 2005, as net proceeds of $55,553 from sales of available for sale securities and proceeds from the sale of New River common stock of $31,299 were partially offset by capital expenditures of $21,822 and the Company’s investment in Optimer of $12,000. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York and new production machinery.  The Company also used $1,022 in financing activities as it paid $3,004 of net principal payments under long-term debt and other borrowings and obtained $2,134 from the issuance of shares of common stock upon the exercise of stock options.

  There were no significant changes in credit terms, collection efforts, credit utilization or delinquencies related to the Company’s accounts receivable.  There are a number of timing issues that can cause fluctuations when measuring accounts receivable days based on the previous quarter’s average days’ sales in accounts receivable.  Because of these issues, the Company measures its days’ sales in accounts receivable on a rolling twelve month average adjusted for Medicaid expense which is not part of accounts receivable.  Days’ sales in accounts receivable based on this calculation increased to 128 days at October 2, 2005 from 85 days at December 31, 2004.  The Company's gross accounts receivable balance increase $19,677, primarily due to trade show purchases by the Company's wholesale customers that occurred late in the third quarter of 2005. The accounts receivable reserve decreased $27,165, primarily due to the lower gross-to-net sales spread on tramadol HC1 and acetaminophen tablets, which was launched in April 2005, and the processing of returns accrued for in prior periods. Included in the Company's account receivable aging are processed credits that had the effect of extending the customer's collection period. At October 2, 2005, 74% of the Company's gross aging was comprised of its wholesale customers, which typically buy more inventory and have longer terms than the other classes of trade in which the company sells product.

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

  In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development and/or acquisition of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table.  Payments made pursuant to these agreements are either capitalized or expensed according to the Company’s accounting policies.  The total amount that could ultimately become due under these acquisition agrements is approximately $41,848.

  On September 21, 2005, Par and Nortec entered into an amendment of their existing agreement, which provides an extension of Par's option to acquire all of Nortec's Stock.

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

  32.1           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

  Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2

  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

  PAR PHARMACEUTICAL COMPANIES, INC.

    (Registrant)

  November 15, 2005

  /s/ Scott Tarriff

  Scott Tarriff

  President and Chief Executive Officer

  November 15, 2005

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