Form 10-K
period 2005-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2006-03-15
CIK 878088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number: 1-10827

PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3122182 (I.R.S. Employer Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey (Address of principal executive offices)	07677 (Zip Code)

Registrant’s telephone number, including area code:
(201) 802-4000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The New York Stock Exchange, Inc.
Preferred Share Purchase Rights	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 3, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,122,113,505 based on the closing sale price as reported on the New York Stock Exchange. (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant were “affiliates”).

Number of shares of the Registrant’s common stock outstanding as of March  7, 2006: 35,013,552

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-K FOR THE FISCAL
Year Ended December 31, 2005

PART I

ITEM 1.	Business.

GENERAL

Par Pharmaceutical Companies, Inc. (the “Company”) is a Delaware holding company that, principally through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), is in the business of manufacturing and distributing generic and branded drugs in the United States. In January 2006, the Company announced its divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005 to a former officer and director of the Company. As a result of the divestiture, the business is being reported as a discontinued operation for all periods presented. On June 10, 2004, the Company acquired Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which has been integrated with Par’s internal research and development program. The Company’s fiscal year ends on December 31 of each year presented. However, the Company’s fiscal quarters end on the Sunday closest to each calendar quarter end. The Company’s principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000. Additional information concerning the Company can be found on the Company’s website at www.parpharm.com.

The Company makes its electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, available through its website, free of charge, as soon as practicable after it files or furnishes them with the SEC. Information on the website is not, and should not be construed to be, part of this Form 10-K. Reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Prescription pharmaceutical products are sold as either generic products or brand products. In the third quarter of 2005, the Company shipped its first brand product, Megace ES® and is now in two reportable business segments: generic pharmaceuticals and brand pharmaceuticals. See “Notes to Consolidated Financial Statements — Note 17 — Segment Information”. Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding brand name drug. Generic drugs must meet the same governmental standards as brand name drugs, but they are sold generally at prices below those of the corresponding brand name drugs. Generic drugs provide a cost-effective alternative for consumers, while maintaining the safety and effectiveness of the brand name pharmaceutical product.

Brand products are marketed under trademarked brand names designed to create an association between the products and their intended uses. This builds awareness of the products with physicians, as well as loyalty among consumers. Brand products usually benefit from patent protection, which greatly reduces competition and provides a significant amount of market exclusivity for the products. This exclusivity generally allows a brand product to remain profitable for a relatively long period of time as compared to generic products. In addition, due to the public awareness of the brand name and resulting consumer and physician loyalty, brand products often remain profitable even after the cessation of their patent related market exclusivity.

Generic Segment

The Company’s product line comprises generic prescription drugs consisting of 213 products representing various dosage strengths for 92 separate drugs. The Company’s products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule). In addition, the Company markets several oral suspension products and products in the semi-solid form of a cream. The Company develops and manufactures some of its own products and has strategic alliances and relationships with several pharmaceutical and chemical companies that provide the Company with products for sale through various distribution, manufacturing, development and licensing agreements. The Company is continuing its efforts in developing generic equivalents of existing brand drugs, exploring potential acquisitions of complementary products and businesses and seeking additional strategic alliances and relationships.

A growing practice within the generic industry is the use of authorized generics. Brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and they often license this right to a subsidiary or a generic distributor. Authorized generics may be sold during the exclusivity period granted to the developer of a generic equivalent to the brand product. The Company has marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company (“BMS”), during the exclusivity period of competitors.

The Company markets its generic products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors, principally through its internal sales staff. The Company also promotes the sales efforts of wholesalers and drug distributors that sell the Company’s products to clinics, governmental agencies and other managed health care organizations.

Brand Segment

As part of the Company’s business plan to sustain future growth, the Company has expanded its efforts in developing new dosage strengths and drug delivery forms through a specialty pharmaceutical product line that it believes will improve existing pharmaceutical products. The Company believes that these potential brand products may have limited competition, longer product life cycles and in the long-term higher profitability than its existing products. In addition to its efforts to develop innovative brand products internally, the Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line.

Following this strategy, the Company submitted its first New Drug Application (“NDA”) on June 29, 2004, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”), seeking marketing clearance for megestrol acetate oral suspension NanoCrystal® Dispersion (“NCD”). This NDA was approved by the Food and Drug Administration (the “FDA”) on July 5, 2005 and the Company began marketing megestrol acetate oral suspension NCD on July 8, 2005. In 2005, the Company assembled and deployed a sales force to sell its branded drug products. Sales and marketing expense for the brand segment was approximately $25,500 in fiscal year 2005.

In July 2005, the Company received FDA approval and began shipping Megace ES®, its first brand product which is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS. In February 2006, Optimer Pharmaceuticals, Inc. (“Optimer”) announced that its Phase 2A clinical studies have indicated that PAR-101, another brand product, appears to be efficacious in the treatment of Clostridium difficile-associated diarrhea. Optimer has recently received FDA approval of its Phase 2B/3 clinical trial protocols and plans to begin these trials in April 2006. The Company also has an agreement with Valeant Pharmaceuticals International to market an oncology drug that is expected to be approved in 2006.

Any growth of the brand segment of the Company’s business will largely be based on the development of new products and relationships, as well as increasing the number of prescriptions on the Company’s current brand products.

Other General

The Company has adopted a code of ethics that applies to all of its directors, officers, employees and representatives. This code is publicly available on the Company’s website. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on the Company’s website. The Company’s corporate governance principles and the charters of the Audit, Nominating and Corporate Governance and Compensation and Stock Option Committees of its Board of Directors (the “Board”) are also available on the Company’s website. Any of these materials may also be requested in print by writing to the Company, Attention: Thomas Haughey, Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

As further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” certain statements made in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, projected expenditures, trends and future events. Such statements involve various risks, uncertainties and contingencies, many of which are beyond the control of the Company and that could cause actual results and performance to differ materially from those stated herein. Any forward-looking statements included in this document are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

The financial data and share amounts, except per share data, employee and stockholder numbers, contained in Parts I and II are in thousands.

PRODUCT LINE INFORMATION

The Company operates in two industry segments, the manufacture and distribution of generic pharmaceuticals and the manufacture and distribution of brand pharmaceuticals. Products are marketed principally in solid oral dosage form consisting of tablets, caplets and two-piece hard-shell capsules. The Company also distributes products in the semi-solid form of a cream and several oral suspension products.

Par distributes 94 products, representing various dosage strengths for 40 separate drugs, that are manufactured by the Company and 146 additional products, representing various dosage strengths for 68 separate drugs that are manufactured for it by other companies. Par holds the Abbreviated New Drug Applications (“ANDAs”) and NDAs for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by Par, including the brand name products Megace ES®, for which the Company holds the NDA, and Capoten®, Capozide®, Questran® and Questran Light®, and Sumycin®, which the Company sells through its agreement with BMS. The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

Name	Competitive Brand Name Drug

Generic:
Acebutolol	Sectral
Acyclovir	Zovirax
Allopurinol	Zyloprim
Amiloride Hydrochloride	Midamor
Amiodarone Hydrochloride	Cordarone
Amoxicillin (Chew Tabs)	Amoxil
Amoxicillin Caps	Amoxil
Amoxicillin Oral Suspension	Amoxil
Amoxicillin Tabs	Amoxil
Amoxicillin/Clavalunate (Chew Tabs)	Amoxil
Amoxicillin/Clavalunate Oral Suspension	Amoxil
Amoxicillin/Clavalunate Tabs	Amoxil
Aspirin (zero order release)	Zorprin
Biperiden Hydrochloride	Akineton
Benztropine Mesylate	Cogentin
Buspirone	BuSpar
Cabergoline	Dostinex
Captopril	Capoten
Captopril HCTZ	Capozide
Carisoprodol and Aspirin	Soma Compound
Cefaclor	Ceflacor
Cefprozil	Cefzil

Name	Competitive Brand Name Drug

Cephalexin	Keflex
Chlordiazepoxide HCl	Librium
Cholestyramine (Brand)	Questran
Cholestyramine Light (Brand)	Questran Light
Cholestyramine & Light (Generic)	Questran & Light
Ciprofloxacin Tabs	Cipro
Citalopram	Celexa
Clomiphene	Clomid
Clonazepam ODT	Klonopin
Clozapine	Clozaril
Cyproheptadine Hydrochloride	Periactin
Dexamethasone	Decadron
Diphenoxylate Hydrochloride and Antropine Sulfate	Lomotil
Doxazosin Mesylate	Cardura
Doxepin Hydrochloride	Sinequan, Adapin
Doxycycline Monohydrate	Monodox
Enalapril	Vasotec
Enalapril Maleate HCTZ	Vaseretic
Estazolam	Prosom
Etodolac	Lodine
Famotidine	Pepcid
Flecainide	Tambocor
Fluconazole	Diflucan
Fluoxetine	Prozac
Fluphenazine Hydrochloride	Prolixin
Flutamide	Eulexin
Fluticasone Nasal Spray	Flonase
Glyburide & Metformin HCl	Glucovance
Guanfacine	Tenex
Hydralazine Hydrochloride	Apresoline
Hydra-Zide	Apresazide
Hydroquinone HCL	Eldoquin
Hydroquinone w/sunscreen	Solaquin
Hydroxurea	Hydrea
Ibuprofen	Advil, Nuprin, Motrin
Imipramine Hydrochloride	Tofranil
Indapamide	Lozol
Isosorbide Dinitrate	Isordil
Leflunomide	Arava
Lisinopril	Zestril
Lovastatin	Mevacor
Meclizine Hydrochloride	Antivert
Megestrol Acetate	Megace
Megestrol Acetate Oral Suspension	Megace Oral Suspension

Name	Competitive Brand Name Drug

Mercaptopurine	Purinethol
Metaproterenol Sulfate	Alupent
Metformin ER	Glucophage XR
Metformin Hydrochloride	Glucophage
Methimazole	Tapazole
Methylprednisolone	Medrol
Metronidazole	Flagyl
Minocycline	Minocin
Minoxidil	Loniten
Mirtazapine	Remeron
Nabumetone	Relafen
Nafazodone	Serzone
Nicardipine Hydrochloride	Cardene
Nizatidine	Axid
Nystatin Powder	Mycostatin
Ofloxacin	Floxin
Orphengesic	Norgesic
Orphengesic Forte	Norgesic Forte
Oxaprozin	Daypro
Paroxetine	Paxil
Pergolide Mesylate	Permax
Potassium Chloride	K-Dur
Prochlorperazine Maleate	Compazine
Propoxyphene Hydrochloride	Darvon
Quinapril	Accupril
Ranitidine	Zantac
Ribavirin (Caps)	Rebetol
Ribavirin(Tabs)	Copegusus
Selegiline	Eldepryl
Silver Sulfadiazine (SSD)	Silvadene
Sotalol	Betapace
Sumycin Syrup	Tetracycline
Sumycin Tabs	Tetracycline
Ticlopidine Hydrochloride	Ticlid
Tizanidine	Zanaflex
Torsemide	Demadex
Tramadol	Ultram
Tramadol HCl/Acetaminophen	Ultracet
Triazolam	Halcion
Verapamil HCl	Isoptin SR
Brand:
Megace® ES

From January 1, 2005 to December 31, 2005, the FDA approved ANDAs, filed by either the Company or its strategic partners, for the following products that the Company is currently marketing, has the right to market in the future or currently receives a royalty: clarithromycin tablets 250 mg & 500 mg; nitroflurantoin capsules 100 mg (monohydrate/macrocrystals); tramadol HCl & acetaminophen tablets 3.75 mg/325 mg; clonazepam tablets 0.5 mg, 1 mg & 2 mg; doxycycline capsules 75 mg; cephalexin capsules 250 mg & 500 mg; clonazepam orally disintegrating tablets 0.125 mg, 0.25 mg, 0.5 mg, 1 mg & 2 mg; cholestyramine for oral suspension, USP (Light) 4 g resin/5 g powder; cholestyramine for oral suspension, USP (Regular) 4 g resin/9 g powder; mirtazapine orally disintegrating tablets 15 mg, 30 mg & 45 mg; leflunomide tablets 10 mg & 20 mg; sotalol HCl Tablets 80 mg, 120 mg & 160 mg; flavoxate HCl tablets 100 mg; ribasphere (ribavirin) tablets 200 mg, 400 mg & 600 mg; cefprozil tablets 250 mg & 500 mg; glimepiride tablets 1 mg, 2 mg, 4 mg & 8 mg; cabergoline tablets 0.5 mg; fenofibrate tablets 107 mg; and cefprozil for oral suspension 125 mg/5 mL & 250 mg/5 mL.

From January 1, 2005 to December 31, 2005, the FDA approved an NDA filed by the Company for Megace ES 125 mg/mL.

The Company also seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements, including licensing of authorized generics, with pharmaceutical companies located in various parts of the world. As such, the Company has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company’s distribution and supply agreements that it believes are material to its business are described in the “Notes to Consolidated Financial Statements — Note 10 — Distribution and Supply Agreements”. In fiscal year 2005, the Company entered into several new agreements, which are summarized below.

In December 2005, the Company paid $8,000 to purchase from Ivax Corporation (“Ivax”) the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. These products are supplied by a GlaxoSmithKline plc (“GSK”) subsidiary and are substitutable for corresponding formulations of Augmentin®, Augmentin ES-600® and Amoxil®. In December 2005, the Company also entered into agreements with Teva Pharmaceutical Industries Ltd. (“Teva”), Ivax and an affiliate of Teva to purchase eight products that were marketed in the United States by Ivax or Teva for $8,500. The closing of these purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.

In April 2005, the Company acquired 3,333 shares of Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. Par and Optimer also entered into a joint development and collaboration agreement for the antibiotic compound know as PAR-101. Under the terms of the Joint Agreement, Optimer will fund all expenses associated with the clinical trials of PAR-101, while the Company will be responsible for the clinical development, submission of a NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 is ultimately cleared for marketing by the FDA, the Company will manufacture and have exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada. The Company will pay Optimer a royalty on sales of the PAR-101 and also has an option to extend the Agreement to include up to three additional drug candidates from Optimer.

RESEARCH AND DEVELOPMENT

Generic Segment

The Company’s research and development activities for generic products consist principally of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on brand name drugs for which the Company believes the patents are invalid or the Company can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs and (iv) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed regardless of the amount of time and money spent on research and development. The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or other reasons.

The research and development of the Company’s pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, have historically taken approximately two to three years to complete. Accordingly, the Company typically selects for development products that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy and patent issues associated with the product.

The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost between $100 to $2,400 for each biostudy. Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation”). During fiscal year 2005, the Company contracted with outside laboratories, expending $12,537 to conduct biostudies for 19 potential new products. The Company intends to continue to contract for additional biostudies in the future.

As a result of its product development program, the Company or its strategic partners currently have 54 ANDAs pending with the FDA. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

In addition to its own internal development program, the Company, from time to time, enters into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies. The Company’s product development agreements that it believes are material to its business are described in “Notes to Consolidated Financial Statements — Note 9 — Research and Development Agreements”. Pursuant to these agreements, the Company has advanced funds to several unaffiliated companies for products in various stages of development.

The Company’s research and development expense was $62,961, $48,848, and $23,126 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Although there can be no such assurance, annual research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to increase up to approximately 5% from fiscal year 2005.

Brand Segment

The Company’s research and development for brand products consists of identifying and conducting research to improve existing products for FDA approval of Section 505(b)(2) applications submitted under the FFDC Act, developing new products that have not previously been approved by the FDA and obtaining approvals from the FDA for such new product formulations.

The first step in obtaining FDA approval for a drug that has not been previously approved is pre-clinical testing. Pre-clinical tests are intended to provide a laboratory evaluation of the product to determine its chemistry, formulation and stability. Toxicology studies are also performed to assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application (“IND”).

The IND, in order to be approved, must demonstrate that the product adequately delivers the drug into the bloodstream or intended site of action to produce the desired therapeutic results before the product can proceed to human clinical trials. The toxicology studies are also analyzed to ensure that clinical trials can safely proceed. There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in the IND. If the FDA raises any such concerns, the Company must address those concerns before the clinical trials can begin. The IND becomes effective 30 days after receipt by the FDA if the FDA does not raise any concerns. Prior to the start of any clinical study, an independent institutional review board must review and approve such study.

There are three main stages to each clinical trial. In Phase I of the clinical trial, the drug is tested for safety, absorption, tolerance and metabolism in a small number of subjects. In Phase II, the drug is tested for efficacy in a limited number of subjects. The drug is further tested for safety, absorption, tolerance and metabolism. In Phase III, after successful Phase II evaluations, the subject population is enlarged and further tests are done to determine safety and efficacy. The Company then submits an NDA containing the results from the preclinical and clinical trials. The NDA drug development and approval process could take from approximately three to more than ten years.

In July 2005, the Company received FDA approval and began shipping Megace ES®, its first brand product. In February 2006, Optimer announced that its Phase 2A clinical studies have indicated that PAR-101, another brand product, appears to be efficacious in the treatment of Clostridium difficile-associated diarrhea. Optimer has recently received FDA approval of its Phase 2B/3 clinical trial protocols and plans to begin these trials in April 2006.

The Company continues to invest in research and development of branded products. In fiscal 2005, the Company spent approximately $25,000 in research and development of brand products, in addition to its sales and marketing expenses. In fiscal 2006, the Company expects to spend approximately $25,000 for research and development expenses for brand products.

MARKETING AND CUSTOMERS

The Company markets its products under the Par label principally to wholesalers, retail drug store chains, managed health care providers, distributors and, to a lesser extent, drug manufacturers and government agencies, primarily through its internal sales staff. Some of the Company’s wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

The Company has approximately 150 customers, some of which are part of larger buying groups. In fiscal year 2005, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 15%, 10%, 9% and 8%, respectively, of its total revenues. In fiscal year 2004, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co. accounted for approximately 15%, 13%, 13% and 9%, respectively, of its total revenues. The Company does not have written agreements with any of these major customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company’s operating results, prospects and financial condition (see “Notes to Consolidated Financial Statements — Note 4 — Accounts Receivable-Major Customers”).

ORDER BACKLOG

The approximate dollar amount of open orders, believed by management to be firm, at December 31, 2005, was $18,642, as compared to $8,381 at December 31, 2004, and $34,800 at December 31, 2003. These orders represent unfilled orders as of December 31, 2005 along with orders that are scheduled to be shipped in the future. Although open orders are subject to cancellation without penalty, management expects that it will fill substantially all of such open orders at December 31, 2005 in the near future.

COMPETITION

The pharmaceutical industry is highly competitive. At times, the Company may not be able to differentiate its products from its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company believes that its principal generic competitors are Mylan Laboratories, Inc. (“Mylan”), Teva, Watson Pharmaceuticals (“Watson”), Inc., Barr Laboratories, Inc. (“Barr”), Apotex Pharmaceutical Healthcare, Inc. (“Apotex”), Eon Labs, Inc. (“Eon”), Sandoz Pharmaceuticals, Inc. (“Sandoz”), Roxane Laboratories, Inc. (“Roxane”) and Ranbaxy Laboratories, Ltd. (“Ranbaxy”). The Company’s principal strategy in addressing its competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable the Company to compete successfully in the industry or that it will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generics, which occurs when manufacturers of brand name drugs and/or their affiliates introduce generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partner with generic companies to introduce generic products. This is a significant source of competition for the Company because brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and authorized generics may be sold during the Company’s exclusivity period significantly affecting the profits the Company could receive as an exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs. The Company has also marketed authorized generics including metformin ER and glyburide & metformin HCl licensed through BMS, during the exclusivity period of competitors.

In addition to the introduction of competing products, increased price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups which has caused reductions in sales prices and gross margin. This competitive environment has led to an increase in customer demand for downward price adjustments from the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. There can be no assurance that such price reductions for these products or others, will not continue, or even increase, with a consequent material adverse effect on the Company’s revenues and gross margin.

In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). As a result of the expected price decline upon the expiration of a marketing exclusivity period, it has become common in the industry for generic pharmaceutical manufacturers, like the Company, that have been granted such exclusivity periods to offer price protection to their customers. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company’s new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer’s remaining inventory at the expiration of the exclusivity period. As a result, the total price protection that the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers and the amount of inventory that customers hold at the expiration of the exclusivity period.

The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s products, (ii) introduction of authorized generic products in direct competition with the Company’s products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company’s breadth of product offerings.

RAW MATERIALS

The raw materials essential to the Company’s manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, the Company has experienced no significant difficulties in obtaining raw materials and expects that raw materials will generally continue to be available in the future. However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet

FDA standards could, depending on the particular product, have a material adverse effect on the Company’s results of operations and financial condition. Generally, the Company attempts to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that it manufactures. In addition, the Company may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

EMPLOYEES

At December 31, 2005, the Company had 766 employees compared to 601 and 476, respectively, at December 31, 2004 and 2003. The increased headcount level in fiscal year 2005 over 2004 was primarily due to adding a sales force and administrative personnel for its new branded division. The increased headcount level in 2004, was primarily due to the acquisition of Kali.

GOVERNMENT REGULATION

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal Trade Commission (the “FTC”) and state and local governments. The FFDC Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations. The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other reasonable time. The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of such drug. There currently are two basic ways to satisfy the FDA’s safety and effectiveness requirements:

1. New Drug Applications:  Unless the procedure discussed in paragraph 2 below is permitted under the FFDC Act, a prospective manufacturer must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take up to several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval.

2. Abbreviated New Drug Applications:  The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as “listed drugs”). Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

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

During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the “URAA”) went into effect in order to implement the General Agreement on Tariffs and Trade (the “GATT”) to which the United States became a treaty signatory in 1994. Under GATT, the term of patents was established as 20 years from the date of patent application. In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant. The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer. The effect generally was to extend the patent life of already issued patents, thus delaying FDA approvals of applications for generic products.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 streamlined the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug’s entry into the market for resolution of a patent challenge for ANDAs filed after August 18, 2003. This rule was designed to help maintain a balance between the innovator companies’ intellectual property rights and the desire to get generic drugs on the market in a timely fashion.

The FDA issued a final rule (the “final rule”) on June 18, 2003, which became effective on June 18, 2003, clarifying the types of patents that innovators must submit for listing and prohibiting the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information that is required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

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

The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalency studies) were essential to the approval of the application and was conducted by the applicant. The approval of a 505(b)(2) application may result in five years of exclusivity if it is for a new chemical entity. If appropriated under U.S. patent laws, 505(b)(2)

NDAs are eligible for the FDA’s patent certification protection. Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.

In addition to the U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs. The Company’s operations are also subject to regulation, licensing requirements and inspection by the states and localities in which its operations are located and/or it conducts business.

Certain activities of the Company are also subject to FTC enforcement. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.

The Company also is governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, health and safety, and equal employment opportunity.

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the regulations promulgated thereunder. The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its internal disclosure controls and procedures.

The U.S. federal government has made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 (“OBRA”). Generally, OBRA provides that a generic drug manufacturer must offer the states an 11% rebate on drugs dispensed under the Medicaid program and must enter into a formal drug rebate agreement, as the Company has, with the Centers for Medicare and Medicaid Services, formerly the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar agreements with various states.

Item 1A.	Risk Factors.

The pharmaceutical industry is a fast-paced, highly competitive environment with various factors that influence the ability of a company to successfully commercialize a product. Many of these factors are beyond the control of the Company and are, therefore, difficult to predict. The following section sets forth the principal risks to the Company’s business activities and condition (financial or otherwise) and prospects. These risks, along with others, have the potential to materially and adversely affect the Company’s business, financial position and prospects.

Risks Related to the Company’s Business

If the Company is unable to successfully develop or commercialize new products, its operating results will suffer.

Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products. The Company’s future results of operations will depend to a significant extent upon its ability to successfully commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	the development and manufacture of products in compliance with regulatory standards in a timely manner;

•	the clinical testing process to assure that new products are safe and effective;

•	the risk that any of the Company’s products presently under development, if and when fully developed and tested, will not perform as expected;

•	the receipt of requisite regulatory approvals for such products in a timely manner;

•	the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

•	legal actions brought by our brand competitors;

•	delays or unanticipated costs, including delays associated with the FDA listing and/or approval process; and

•	the avoidance of competitors’ intellectual property rights.

As a result of these and other difficulties, products currently in development by the Company may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by the Company or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of the Company’s products, when acquired or developed and approved, cannot be successfully or timely commercialized, its operating results could be adversely affected. The Company cannot guarantee that any investment it makes in developing products will be recouped, even if it is successful in commercializing those products.

The Company faces intense competition in the pharmaceutical industry from brand name and generic manufacturers, which could significantly limit its growth and materially adversely affect its financial results.

The pharmaceutical industry is highly competitive. Many of the Company’s competitors have longer operating histories and greater financial, research and development, marketing and other resources than it does. Consequently, many of its competitors may be able to develop products and/or processes competitive with, or superior to, its own. Furthermore, the Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The markets in which the Company competes and intends to compete are undergoing, and are expected to continue to undergo, rapid and significant change. The Company expects competition to intensify as technological advances are made. New developments by other manufacturers could render its products uncompetitive or obsolete.

The Company believes that its principal generic competitors are Mylan, Teva, Watson, Barr, Apotex, Eon, Sandoz, Roxane and Ranbaxy. These companies, among others, collectively compete with the majority of the Company’s products. The Company also faces price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups, any of which, in turn, could result in reductions in sales prices and gross margin. This price competition has led to an increase in customer demands for downward price adjustments by the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. The Company cannot provide assurance that such price reductions will not continue, or even increase, with a consequent material adverse effect on its revenues and gross margin.

The Company’s principal strategy in addressing its competition is to offer its customers a consistent supply of a broad line of generic drugs at competitive pricing and attempt to develop products with limited competition. The Company cannot provide assurance, however, that this strategy will enable it to compete successfully in its industry or that the Company will be able to develop and implement any new viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. These products compete with the Company’s products when manufacturers of brand name drugs and/or their affiliates introduce generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partner with generic companies to introduce generic products. An authorized generic product is not subject to the 180-day exclusivity period granted by the Hatch-Waxman Act. The sale of authorized generics greatly impacts the market share of a generic product that has been granted 180 days of market exclusivity. This is a significant source of competition for the Company because brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand. Additionally, authorized generics may be sold during the Company’s exclusivity period, which can materially affect the profits that the Company could receive as an exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs. The Company has also marketed authorized generics including metformin ER and glyburide & metformin HCl licensed through BMS, during the exclusivity period of competitors.

As its competitors introduce their own generic equivalents of the Company’s generic pharmaceutical products, the Company’s revenues and gross margin from such products generally decline.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors believed to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the exclusivity period expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. The Company cannot provide assurance that it will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that the Company may stop marketing a product for which it previously obtained approval, which will have a material adverse impact on its revenues and gross margin.

The Company’s operating results are affected by a number of factors, including competition, and may fluctuate significantly on a quarterly basis.

The Company’s operating results may vary substantially from quarter to quarter. Revenues for any given period may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

•	the amount of new product introductions;

•	marketing exclusivity, if any, which may be obtained on certain new products;

•	the level of competition in the marketplace for certain products;

•	availability of raw materials and finished products from suppliers;

•	the scope and outcome of governmental regulatory action;

•	the dependence on a small number of products for a significant portion of net revenue or income; and

•	legal actions brought by our brand competitors.

The profitability of the Company’s product sales is also dependent upon the prices it is able to charge for its products, the costs to purchase products from third parties, and its ability to manufacture its products in a cost effective manner. If its revenues decline or do not grow as anticipated, the Company may not be able to correspondingly reduce its operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm its operating results for a particular fiscal period.

In certain circumstances, the Company issues pricing adjustments and other credits to its customers. Although the Company establishes reserves in connection with these credits, if estimates of the reserves are inadequate, it may result in a material adverse effect.

In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). As is common in its industry, the Company issues price protection credits to its customers, which the Company refers to as shelf-stock adjustments, when the Company expects significant price erosion through an increase in competition. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company’s new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer’s remaining inventory at the expiration of the exclusivity period. As a result, the total price protection that the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers and the inventory that customers hold at the expiration of the exclusivity period. In addition, its reported revenues are net of estimated chargebacks (i.e., the difference between a product’s negotiated price with a given customer, such as a drug store chain, and the invoice price that the company charges to a wholesaler that resells the product to such customer) and estimated customer rebates, which are based on sales volume and other factors.

Also, based on industry practice, the Company has liberal return policies and has been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, the Company gives its customers credits on its generic products that its customers hold in inventory after the Company has decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, the Company would likely reduce the price of its product. As a result, it would be obligated to provide significant credits to its customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Similarly, the Company also gives credits for chargebacks to wholesale customers that have contracts with it for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.

Although the Company establishes a reserve for these credits and chargebacks at the time of sale based on known contingencies, as well as for products the Company permits its customers to return and uncollectible accounts, the Company cannot provide assurance that its reserves will be adequate. Increases in credits and chargebacks may exceed what was estimated as a result of a variety of reasons, including unanticipated increased competition or an unexpected change in one or more of its contractual relationships. The Company will continue to evaluate the effects of competition and will record a price protection reserve if and when it deems it necessary. Any failure to establish adequate reserves with respect to credits or chargebacks, however, may result in a material adverse effect on its financial position and results of operations.

The Company’s brand pharmaceutical expenditures may not result in commercially successful products.

During 2004, and continuing in 2005, the Company increased its investment in the development of the branded side of its business. This led to increased infrastructure costs as well as development and testing costs. The Company cannot be certain of the profitability of any product (branded or generic) and therefore cannot be certain that these investments will result in long-term profitability. Also, in 2006 and beyond, the Company may further increase the amounts it expends for its brand business segment. The Company cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of its business.

The use of legal, regulatory and legislative strategies by brand name competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase the Company’s costs associated with the introduction or marketing of its generic products, could delay or prevent such introduction and/or significantly reduce its profit potential.

The Company’s brand name competitors often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:

•	entering into agreements whereby other generic companies will begin to market an authorized generic product at the same time generic competition initially enters the market;

•	filing “citizen’s petitions” with the FDA, including timing the filings so as to thwart generic competition by causing delays of the Company’s product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence and /or “sameness”;

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that automatically delay FDA approval of many generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which the Company seeks FDA approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods as discussed below;

•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. Brand companies are utilizing this provision to extend periods of market exclusivity. Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, the Company’s entry into the market and its ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on its business.

If the Company fails to obtain exclusive marketing rights for its generic pharmaceutical products or fails to introduce these generic products on a timely basis, its revenues, gross margin and operating results may decline significantly.

As a result of the 180-day marketing exclusivity period granted to generic pharmaceutical companies that are first to file an ANDA, generic pharmaceutical products, at their launch, often are priced to yield relatively high gross margins. A large portion of the Company’s revenues has been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products with which it has limited competition. ANDAs containing certifications challenging patents, however, generally become the subject of patent infringement and validity litigation that can be both lengthy and costly. In addition, there is no certainty that the ANDA applicant will prevail in the litigation or that the applicant will be the first to file and, therefore, be a candidate for the 180-day marketing exclusivity period. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in the ANDA applicant’s favor earlier than that time. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not receive the 180-day marketing exclusivity period.

The future profitability of the Company depends, to a significant extent, upon its ability to introduce, on a timely basis, new generic products for which it is either the first to market (or among the first to market) or otherwise can gain significant market share. The timing of the introduction of its products is dependent upon, among other things, the timing of regulatory approval of the Company’s products as well as that of competing products. As additional manufacturers introduce comparable generic pharmaceutical products, price competition and access to market intensifies and sales prices and product gross margins decline, often significantly. Accordingly, the Company’s revenues and future profitability are dependent, in large part, upon its ability to file ANDAs timely and effectively with the FDA or to enter into contractual relationships with other parties that have obtained marketing exclusivity. No assurances can be given that the Company will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If the Company is unable to continue timely and effectively to file ANDAs with the FDA first or to partner with other parties that have obtained marketing exclusivity, its revenues, gross margin and operating results may decline significantly and its prospects and business may be materially adversely affected.

FDA policy and guidance may result in the Company’s generic products not being able to utilize fully the 180-day marketing exclusivity period, which would adversely affect its results of operations.

As a result of litigation against the FDA, in March 2000, the FDA issued a new policy and guidance document regarding the timing of approval of ANDAs following court decisions on patent infringement and validity and the start of the 180-day marketing exclusivity period. As a result of this FDA policy and guidance document and other relevant litigation, the Company may not be able to utilize all or any portion of any 180-day marketing exclusivity period on ANDA products on which it was first to file, depending on the timing and results of court decisions in patent litigation (either its litigation or another ANDA applicant’s litigation), which could adversely affect its results of operations and future profitability. The Medicare Prescription Drug Improvement and Modernization Act of 2003 also changed the scope and timing of some ANDA approvals and the start of the 180-day marketing exclusivity period after a court decision. The Company is presently unable to predict the magnitude of the impact, if any, the FDA’s current policy and guidance or the pending legislation, if adopted, may have on its business, prospects or financial condition. Any inability to use fully the 180-day marketing exclusivity period for any of its products, however, will adversely affect its results of operations.

Due to its dependence on a limited number of products, the Company’s business will be materially adversely affected if these products do not perform as well as expected.

The Company generates a significant portion of its total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2005, the Company’s top selling products, tramadol HCl and acetaminophen tablets (Ultracet®) , megestrol oral suspension (generic and brand) (Megace Oral Suspension®, Megace®ES), paroxetine (Paxil®), fluoxetine (Prozac®), Ibuprofen Rx (Advil®, Nuprin®, Motrin®), lovastatin (Mevacor®), Mercatopurine (Purinethol®) and Quinapril (Accupril®) accounted for approximately 54% of its total net revenues and a significant portion of its gross margin. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or the failure of the Company to successfully introduce other key products, could have a material adverse effect on its revenues and gross margin.

The Company’s profitability depends on its major customers. If these relationships do not continue as expected, the Company’s business, condition (financial and otherwise), prospects and results of operation could materially suffer.

The Company has approximately 150 customers, some of which are members of larger buying groups. For fiscal year 2005, its largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 15%, 10%, 9% and 8%, respectively, of its total revenues. The loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect upon its operating results and financial condition.

The Company’s ability to market successfully any product depends, in large part, upon the acceptance of the product by independent third parties.

The Company’s ability to market successfully any generic or proprietary pharmaceutical product depends, in large part, upon the acceptance of the product by independent third parties (including physicians, pharmacies, government formularies and other retailers) as well as patients. The Company’s success will, therefore, depend in large part on its ability to convince such third parties that its generic versions of brand name products are manufactured as safely and with the same efficacy as their brand name counterparts or other generic equivalents. In addition, some of its generic products are manufactured in different forms than their brand name counterparts (e.g., tablet versus capsule). Therefore, the Company must also convince third parties to use a product in a form different from what they are accustomed to using.

The Company depends on distribution and marketing agreements, and any failure by it to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.

The Company has broadened its product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which it distributes generic pharmaceutical products manufactured by others. The Company has entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. For the year ended December 31, 2005, approximately 49% of its total net revenues were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements could materially adversely affect its business, condition (financial and other), prospects or results of operations.

The Company’s reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination of failure to comply with those obligations could subject it to penalties and sanctions, which could have a material adverse effect.

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K, the Company and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. The Company’s calculations and methodologies are currently being reviewed internally and likewise are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because the Company’s processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.

Any governmental agencies that have commenced, or may commence, an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments — and even in the absence of any such ambiguity — a governmental authority may take a position contrary to a position that the Company has taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on its business, financial position and results of operations and could cause the market value of its common stock to decline.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect the Company’s business.

In order to assist the Company in commercializing products, it has obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect the Company’s ability to sell its products and may have a material adverse effect on its business, results of operations and financial condition. Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003. Depending on how such provisions are implemented, reimbursement may not be available for some of the

Company’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products and could harm significantly the Company’s business, results of operations, financial condition and cash flows. The Company may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect its operating results.

The Company expends a significant amount of resources on research and development efforts that may not lead to successful product introductions.

Much of the Company’s development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. It conducts research and development primarily to enable it to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As it continues to develop new products, its research expenses will likely increase. Because of the inherent risk associated with research and development efforts in its industry, particularly with respect to new drugs, its research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after it submits an ANDA, the FDA may request that the Company conducts additional studies and as a result, it may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, it cannot be certain that any investment made in developing products will be recovered, even if it is successful in commercialization. To the extent that the Company expends significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, its business, financial position and results of operations may be materially adversely affected, and the market value of its common stock could decline.

The indenture for the Company’s Notes imposes significant operating and financial restrictions, which may prevent it from capitalizing on business opportunities and taking some actions.

The indenture for the Company’s Notes imposes significant operating and financial restrictions. These restrictions limit the ability of the Company to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate. The Company cannot provide assurance that these restrictions will not adversely affect its ability to finance its future operations or capital needs or to pursue available business opportunities.

Risks Common to the Company’s Industry

Litigation is common in the Company’s industry, can be protracted and expensive and may delay and/or prevent entry of its products into the market, which, in turn, could have a material adverse effect on its business.

Litigation concerning patents and proprietary rights can be protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against the Company or its strategic partners claiming patent infringement or invalidity. Because substantially all of the Company’s current business involves the marketing and development of off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of its products, which could have a material adverse effect on the business, condition (financial and other), prospects and results of operations of the Company. The Company’s strategic partners and others are also parties to several lawsuits, the outcome of which may have a material impact on the Company. For more information on the Company’s material pending litigation, please see Item 3 of this Annual Report on Form 10-K.

The Company is susceptible to product liability claims that may not be covered by insurance, which, if successful, could require it to pay substantial sums.

Like all pharmaceutical companies, the Company faces the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. The Company likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning any of its products would likely have an adverse effect on its ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients. Even unsuccessful product liability claims could require it to spend money on litigation, divert management’s time, damage its reputation and impair the marketability of its products. In addition, although the Company believes that it has adequate product liability insurance coverage, it cannot be certain that its insurance will, in fact, be sufficient to cover such claims or that it will be able to maintain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that is excluded from coverage or exceeds its policy limits could require the Company to pay substantial sums. In addition, insurance coverage for product liability may become prohibitively expensive in the future.

The Company is subject to extensive governmental regulation, the non-compliance with which may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.

As a member of the pharmaceutical manufacturing industry, the Company is subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, and, to a lesser extent, by state governments. The FFDC Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion (including the healthcare community) of the Company’s products. The Generic Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to the Company’s business. Under the Generic Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA not to accept or review for a period of time ANDAs from a company or an individual that has committed certain violations and provides for temporary denial of approval of applications during its investigation. Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. From time to time, the Company has voluntarily recalled its products. In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. In the future, the Company may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations. Additionally, if the Company fails to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of its operating licenses, the licenses could be revoked and the Company could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify its manufacturing operations. The Company operates in New Jersey, a state recognized for having very aggressive public health and environmental protection laws.

Finally, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect the Company’s business.

The testing required for the regulatory approval of the Company’s products is conducted by independent third parties. Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon the Company’s ability to obtain regulatory approvals.

The Company’s applications for the regulatory approval of its products incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities). The ability of the products being tested to receive regulatory approval is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties. The Company has little or no control over any of these factors. If this testing is not performed properly, the Company’s ability to obtain regulatory approvals could be restricted or delayed.

The future success of the Company depends on its ability to attract and retain key employees and consultants, including skilled scientists.

The future success of the Company will depend, to a substantial degree, upon the continued service of the key members of its management team. The loss of the services of key members of its management team, or their inability to perform services on the Company’s behalf, could have a material adverse effect on its business, condition (financial and other), prospects and results of operations.

The Company’s success also will depend, to a large extent, upon the contributions of its sales, marketing, scientific and quality assurance staff. The Company competes for qualified personnel against branded pharmaceutical manufacturers, who may offer more favorable employment opportunities, as well as other generic pharmaceutical manufacturers. If the Company were not able to attract and retain the necessary personnel to accomplish its business objectives, it could experience constraints that would adversely affect its ability to sell and market effectively its products, to meet the demands of its strategic partners in a timely fashion or to support internal research and development programs. In particular, product development programs depend on the ability to attract and retain highly skilled scientists, including PhD-educated molecular biologists, biochemists and engineers, and sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although the Company believes that it has been successful in attracting and retaining skilled personnel in all areas of its business, it cannot provide assurance that it can continue to attract, train and retain such personnel. Any failure in this regard could limit the rates at which the Company generates sales and develops new products.

The raw materials essential to the Company’s manufacturing business are purchased primarily from distributors of bulk pharmaceutical chemicals by foreign companies. Any significant supply interruption could have a material adverse effect on its business, condition (financial and other), prospects and results of operation.

The raw materials essential to the Company’s manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies. Although the Company has not experienced difficulty in obtaining these raw materials and products, it cannot provide assurance that supply interruptions or delays will not occur in the future or that it will not have to obtain substitute materials or products, which would require additional regulatory approvals. In addition, changes in its raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers because regulatory authorities must generally approve raw material sources for pharmaceutical products. Any significant supply interruption could have a material adverse effect on the business, condition (financial and other), prospects and results of operation of the Company.

The Company may make acquisitions of, or investments in, complementary businesses, which may not be made on commercially acceptable terms, may require additional debt or equity financing and may involve numerous risks, including its inability to integrate successfully the acquired business and its assumption of liabilities.

The Company regularly reviews the potential acquisition of technologies, products and product rights and complementary businesses. In the future, the Company may choose to enter into such transactions at any time. Nonetheless, the Company cannot provide assurance that it will be able to identify suitable acquisition or investment candidates, or if the Company does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all.

If the Company makes any acquisitions or investments, it may finance such acquisitions or investments through its cash reserves, debt financing or by issuing additional equity securities, which could dilute the holdings of its then existing stockholders. If the Company requires financing, it cannot provide assurance that it will be able to obtain required financing when needed on acceptable terms or at all. Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could negatively impact its profitability. Under new accounting rules, goodwill amortization expense has been eliminated. Therefore, if the fair value of its goodwill is determined at some future date to be less than its recorded value, a charge to earnings may be required. Such a charge could be in an amount that is material to the results of operations and net worth of the Company.

Additionally, acquisitions involve numerous risks, including difficulties in the assimilation of the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no, or limited, prior experience and the potential loss of key employees of the acquired company. There may be overlap between the Company’s products or customers and an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses. As a result of acquiring businesses, the Company may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing costs. Any acquisition could result in its assumption of unknown and/or unexpected, perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect it, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

The Company depends on its ability to protect its intellectual property and proprietary rights. The Company cannot be certain of the confidentiality and protection of such rights.

The success of the Company depends on its ability to protect its current and future products and to defend its intellectual property rights. If the Company fails to protect its intellectual property adequately, competitors may manufacture and market products similar to ours.

Some patent applications in the United States are maintained in secrecy until patents are issued. Because the publication of discoveries tends to follow their actual discovery by several months, the Company cannot be certain that it was the first to invent or file patent applications on any of its discoveries. The Company also cannot be certain that patents will be issued with respect to any of its patent applications or that any existing or future patents issued to or licensed by it will provide competitive advantages for its products or will not be challenged, invalidated or circumvented by its competitors. Furthermore, its patent rights may not prevent or limit its present and future competitors from developing, using or commercializing products that are similar or functionally equivalent to its products.

The Company relies particularly on trade secrets, unpatented proprietary expertise and continuing innovation that it seeks to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants, in large part because few of its products are protected by patents. The Company cannot provide assurance that these agreements will not be breached or circumvented. The Company also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. The Company cannot be sure that its trade secrets and proprietary technology will not otherwise become known or be independently developed by its competitors or, if patents are not issued with respect to products arising from research, that it will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure its intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

ITEM 1B.	Unresolved Staff Comments.

None

ITEM 2.	Properties.

The Company owns an approximately 92,000 square foot facility built to Par’s specifications in 1986 that contains manufacturing and packaging operations. The facility is located in Spring Valley, New York, on an approximately 24 acre parcel of land, of which approximately 15 acres are available for future expansion.

The Company owns a second facility in Spring Valley, New York, across the street from its manufacturing facility, occupying approximately 36,000 square feet on two acres. This property was acquired in 1994 and was remodeled in 2003 for use as research and quality control laboratories and additional office space.

The Company leases 190,000 square feet for its primary warehousing operation in Montebello, New York. The lease expires in September 2012.

Par occupies approximately 47,000 square feet in a building located in Spring Valley, New York for administrative offices, research and development labs and warehouse space under a lease that expires in December 2014.

The Company leases office space in Woodcliff Lake, New Jersey covering approximately 53,000 square feet. The lease expires in March 2011. This facility houses the majority of the Company’s administrative functions.

Kali leases, with a purchase option, a 45,000 square foot facility used for research and development and manufacturing located in Somerset, New Jersey. The building is subject to a triple net lease between VGS Holdings, Inc., the former owners of Kali, and Kali that terminates on June 9, 2006. In June 2004, the lease was assigned to Par.

In 2004, Kali executed a lease for an additional 27,000 square foot research and development facility located in Franklin Township, New Jersey. The facility is currently being renovated and the Company is planning on occupying the space during the first half of 2006. The lease expires in July 2010.

The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and “Notes to Consolidated Financial Statements — Note 15 — Commitments, Contingencies and Other Matters-Leases”).

ITEM 3.	Legal Proceedings.

Contractual Matters

On May 3, 2004, Pentech Pharmaceutical, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share. This case is currently in discovery, and the court has cross motions for partial summary judgment under consideration. The Company intends to defend vigorously this action.

Endo Pharmaceuticals Holding Inc (“Endo”) has brought an arbitration against the Company pursuant to the rules of the Institute of Conflict Prevention and Resolution, an alternative dispute resolution forum similar to the American Arbitration Association. Endo claims that Par has breached a contractual obligation to share paroxetine revenues with Endo. Par has denied these allegations in their entirety. Par intends to defend vigorously this action.

The Company and Genpharm, Inc. (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm has alleged that the Company is in violation of those agreements and has brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company has denied any violation of such agreements and has asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with Par. The Company intends to both defend and prosecute this action vigorously.

Patent Related Matters

On June 29, 2005, Janssen Pharmaceutical N.V., Janssen, L.P., and Synaptech, Inc. (collectively “Janssen”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. Janssen alleged that Par infringed U.S. Patent No. 4,663,318 (the “’318 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide. Par denies Janssen’s allegation, asserting that the ’318 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’318 patent. The case is now consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the ’318 patent. The Company intends to defend vigorously this action and pursue its counterclaims against Janssen.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. The Company has moved to dismiss this claim and the motion to dismiss is pending. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

On July 15, 2003, the Company and Par filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement is willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to vigorously pursue this action.

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

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “’691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol hydrochloride and acetaminophen. Par is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali. Kali has denied Ortho-McNeil’s allegation, asserting that the ’691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ’691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against Par, and to include a claim for damages against Par and Kali. Par and Kali have answered and counterclaimed, alleging that the ’691 patent is not infringed, invalid and unenforceable for inequitable conduct. On October 21, 2005, Ortho-McNeil received a notice of allowance of a reissue of an application filed in connection with the ’691 patent. It is not known when or if a reissue patent will be granted. The Company is assessing any impact of the potential reissue of this patent. The Company intends to defend vigorously this action.

As a result of Par’s filing of the ANDA for latanoprost (Xalatan®), Pharmacia Corporation and the Trustees of Columbia University (collectively, the “Plaintiffs”) filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company’s ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par’s products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par’s ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs’ infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties’ claims for attorneys’ fees. Both Par and the Plaintiffs had filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par appealed the Court’s decision only insofar as it relates to U.S. Patent No. 5,296,504. The appeals were argued on June 10, 2005. On August 10, 2005, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the District Court.

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

Industry Related Matters

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

The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information.  The Company’s Common Stock is traded on the New York Stock Exchange (the “NYSE”) (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each fiscal quarter during the Company’s two most recent fiscal years.

	2005		2004
Quarter ended (approximately)	High	Low	High	Low

March 31	$43.03	$33.44	$66.30	$54.57
June 30	34.38	29.30	61.20	34.03
September 30	32.76	23.38	42.37	32.22
December 31	32.45	21.77	43.04	34.36

(b) Holders.  As of March 7, 2006, there were approximately 1,710 holders of record of the Company’s Common Stock. The Company believes that, in addition, there are a significant number of beneficial owners of its Common Stock whose shares are held in “street name”.

(c) Dividends.  During fiscal years 2005, 2004 and 2003, the Company did not pay any cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including the Company’s earnings, its capital needs, the terms of any financing agreements and its financial condition.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by stockholders:
2004 Performance Equity Plan	1,342	$37.26	6,376
2001 Performance Equity Plan	3,271	40.84	222
1997 Directors Stock Option Plan	230	37.26	73
1990 Stock Incentive Plan	1	4.13	—
Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan	290	6.98	100

Total	5,134	37.83	6,771

Included in the total number of securities remaining available for future issuance are 4,415 shares available for the issuance of stock options and 2,356 shares available for the issuance of restricted stock and restricted stock units.

In 2000, the Board of Directors adopted the Company’s 2000 Performance Equity Plan (the “2000 Plan”), which Plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and others. The 2000 Plan became effective on March 23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all classes of the capital stock of the Company.

(e) Purchases of equity securities by the issuer and affiliated purchasers.

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Repurchased	Value that May
	Shares	Price Paid	as Part of a Publicly	yet be Repurchased
	Repurchased	per Share	Announced Plan	Under the Plan

October 1, 2005 through December 31, 2005	—	—	—	$17,822

See “Notes to Consolidated Financial Statements — Note 13 — Stockholders’ Equity”

(f) Recent Stock Price.  On March 7, 2006, the closing price of the common stock on the NYSE was $28.99.

ITEM 6.	Selected Financial Data.

	As of and for the Fiscal Years Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per share amounts)

INCOME STATEMENT DATA:
Revenues:
Net product sales	$425,644	$686,661	$643,795	$378,229	$271,035
Other product related revenues	7,550	2,446	15,665	755	—

Total revenues	433,194	689,107	659,460	378,984	271,035
Cost of goods sold	257,781	440,698	376,257	197,323	161,306

Gross margin	175,413	248,409	283,203	181,661	109,729
Operating expenses (income):
Research and development	62,961	48,848	23,126	17,121	11,113
Selling, general and administrative	93,474	68,863	56,497	39,327	21,878
Acquired in-process research and development	—	84,000	—	—	—
Intangible assets impairment	16,177	—	—	—	—
Settlements, net	—	(2,846)	—	(9,051)	—
Gain on sale of facility	—	(2,812)	—	—	—
Acquisition termination charges	—	—	—	4,262	—

Total operating expenses	172,612	196,053	79,623	51,659	32,991

Operating income	2,801	52,356	203,580	130,002	76,738
Other expense, net	(345)	(313)	(95)	(305)	(364)
Net investment gain	16,013	—	—	—	—
Interest (expense) income, net	(530)	(998)	(239)	590	(442)

Income from continuing operations before (benefit) provision for income taxes	17,939	51,045	203,246	130,287	75,932
(Benefit) provision for income taxes	(941)	18,784	79,125	50,812	22,010

Income from continuing operations	18,880	32,261	124,121	79,475	53,922
Loss from discontinued operations	(27,130)	(3,015)	(1,588)	(21)	—

Net (loss) income	$(8,250)	$29,246	$122,533	$79,454	$53,922

Net income (loss) per share of common stock:
Basic:
Income from continuing operations	$0.55	$0.94	$3.71	$2.46	$1.76
Loss from discontinued operation	(0.79)	(0.08)	(0.05)	—	—

Net (loss) Income	$(0.24)	$0.86	$3.66	$2.46	$1.76

Diluted:
Income from continuing operations	$0.55	$0.93	$3.58	$2.40	$1.68
Loss from discontinued operations	(0.79)	(0.09)	(0.04)	—	—

Net (loss) Income	$(0.24)	$0.84	$3.54	$2.40	$1.68

Weighted average number of common shares outstanding:
Basic	34,191	34,142	33,483	32,337	30,595

Diluted	34,435	34,873	34,638	33,051	32,190

BALANCE SHEET DATA:
Working capital	$366,096	$339,238	$459,802	$136,305	$102,867
Property, plant and equipment (net)	89,135	60,394	44,241	25,844	24,345
Total assets	787,017	769,004	762,812	301,457	216,926
Long-term debt, less current portion	200,068	200,275	200,211	823	1,060
Total stockholders’ equity	428,975	413,590	395,081	220,790	138,423

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made typically by use of words such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this document include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products and (x) general industry and economic conditions. Any forward-looking statements included in this document are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.

The financial data contained in this section is in thousands.

Overview

Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, seeks to introduce new products that have less competition and to broaden its product list. The Company plans to continue to invest in its internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout fiscal year 2006 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

In fiscal year 2005, these efforts resulted in the Company receiving final approval from the FDA for tramadol HCl and acetaminophen tablets, which began shipping in April 2005 and Megace® ES, the Company’s first branded pharmaceutical product, which it began shipping in July 2005.

The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July of 2005, the Company received FDA approval for its first NDA, filed pursuant to Section 505(b)(2) of the FFDC Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). The new NCD formulation is a line extension of Par’s currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that Par has licensed from BMS.

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

Sales and gross margins of the Company’s products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and removal of any competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs and introduction of new manufactured products; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product.

The Company divested FineTech effective December 31, 2005, and as such its results are being reported as a discontinued operation for all periods presented. (see “Notes to Consolidated Financial Statements — Note 16 — Discontinued Operations-Related Party Transactions”)

The following table shows the revenues, gross margin dollars, and operating income by segment for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Revenues:
Generic	$416,547	$689,107	$659,460
Branded	16,647	—	—

Total revenues	$433,194	$689,107	$659,460
Gross Margin:
Generic	$162,672	$248,409	$283,203
Branded	12,741	—	—

Total gross margin	$175,413	$248,409	$283,203
Operating income (loss):
Generic	$44,305	$79,024	$203,580
Branded	(41,504)	(26,668)	—

Total operating income	$2,801	$52,356	$203,580

Revenues and gross margin dollars decreased 37.1% and 29.4%, respectively, for the year ended December 31, 2005 from the year ended December 31, 2004. For the year ended December 31, 2004, the Company’s revenues increased 4.5% but the gross margin dollars decreased 12.3% from the corresponding period of 2003. Generic revenues and gross margin dollars decreased 39.6% and 34.5%, respectively, for the year ended December 31, 2005 from the year ended December 31, 2004. In fiscal years 2004 and 2003, all of the company’s revenues were generated by its generic segment. Increased competition has continued to adversely affect pricing and volumes of the Company’s key generic products leading to lower sales in 2005 and gross margin dollars in 2005 and 2004. Branded revenue and gross margins, which were primarily from Megace® ES, were $16,647 and $12,741 for the year ended December 31, 2005, respectively.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by the Company’s management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market. At that time, however, the branded company may license an authorized generic product to a competing generic company. As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In recent years, a large portion of the Company’s revenue growth had been derived from sales of generic drugs during the 180-day marketing exclusivity period or from the sale of generic products that had limited competition. These drugs included paroxetine tablets, megestrol acetate oral suspension and fluoxetine, all of which have experienced significant declines in sales and gross margins from prior years.

In April 2005, the Company received final approval from the FDA to market tramadol HCl and acetaminophen tablets and was awarded 180 days of marketing exclusivity. The exclusivity period expired October 22, 2005 and one additional competitor received FDA approval for a competing product in the fourth quarter of 2005. Tramadol sales, which were approximately $68,000 in fiscal year 2005, will be adversely affected in future periods due to the additional competition.

The marketing exclusivity period in respect of paroxetine expired on March 8, 2004 and the Company currently has several competitors for this product. The additional competition has led to significant pricing and sales volume declines. Paroxetine sales in fiscal year 2005 have decreased to $35,700 from $222,000 in fiscal year 2004 and $192,500 in 2003. The Company has experienced supply issues with paroxetine beginning in the second quarter of 2005 that are not expected to continue into 2006. The Company and GSK amended their distribution agreement in the third quarter of 2005, due to Par’s loss of significant market share, to provide Par with a greater percentage of profits on paroxetine sales through the remainder of the agreement, subject to profit caps.

The Company currently has three generic competitors for megestrol acetate oral suspension. In July 2004, Par entered into a settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. (“Teva USA”) pursuant to which Par granted a license to Teva USA for a limited number of units and Par is receiving a royalty on Teva USA’s net sales of megestrol acetate oral suspension in the United States. Sales and gross margins for megestrol acetate oral suspension have declined due principally to the adverse effects of competition on pricing and volume. In addition, the Company’s introduction of Megace ES® has captured a percentage of this market share which is expected to increase in future periods. Megestrol acetate oral suspension sales were $25,200 in fiscal 2005 compared to $67,800 in fiscal 2004 and $88,200 in fiscal 2003.

There are several companies currently in the market with products that compete with the Company’s fluoxetine 40 mg product and a large number of competitors on the 10 mg and 20 mg products. Net sales were approximately $21,700 for fiscal year 2005 compared to approximately $46,600 and $91,100 for fiscal years 2004 and 2003, respectively.

The Company had a net loss of $(8,250), including a loss on disposal for FineTech of $(24,057), net of tax, for the year ended December 31, 2005 as compared to net income of $29,246, for the year ended December 31, 2004. Income from continuing operations of $18,880 for fiscal year 2005 decreased $13,381 from $32,261 for the year ended December 31, 2004. The results included research and development spending in fiscal year 2005 of $62,961, which increased $14,113 over the same period of the prior year due to expenses for the development of proprietary pharmaceutical products and additional personnel costs, including the addition of Kali. Selling, general and administrative costs in fiscal year 2005 were $93,474 compared to $68,863 in fiscal year 2004 as the Company launched Megace® ES in 2005 and also had increased legal expenses. Income from continuing operations in fiscal 2005 included intangible asset impairments of $16,177, a realized gain on the sale of New River common stock of $24,293, an investment impairment of $8,280 related to the Company’s investment in Advancis’ common stock and a tax benefit of $7,218 from the resolution of certain tax contingencies. Income from continuing operations in fiscal 2004 included a write-off of acquired in-process research and development of $84,000, a $2,812 gain on the sale of a Company facility and net settlement income of $2,846.

The Company’s net income of $29,246 for the fiscal year ended December 31, 2004 decreased $93,287, from $122,533 for the fiscal year ended December 31, 2003. Income from continuing operations of $32,261 for fiscal year 2004 decreased $91,860 from $124,121 for the year ended December 31, 2003. Research and development spending in 2004 of $48,848 increased $25,722, or 111.2%, from $23,126 in the prior year. The allocation of the purchase price for Kali resulted in $84,000 valued as acquired in-process research and development, which was written off in the third quarter of 2004. Selling, general and administrative costs in fiscal year 2004 were $68,863 compared to $56,497 in fiscal year 2003. The Company increased spending for sales and marketing in the latter part of 2004 as it prepared for the launch of Megace®ES in fiscal year 2005.

RESULTS OF OPERATIONS

Revenues

Total revenues for the year ended December 31, 2005 were $433,194, decreasing $255,913, or 37.1%, from total revenues of $689,107 for the year ended December 31, 2004. Revenues for the generic products for the year ended December 31, 2005 were $416,547, decreasing $272,560, or 39.6% from generic revenues of $689,107 for the year ended December 31, 2004, due primarily to lower sales of certain existing products sold under various distribution agreements, including paroxetine which decreased by approximately $186,300, glyburide & metformin HCl, which decreased by $30,000, fluoxetine, which decreased by $24,900 and metformin ER which decreased by $18,400. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $212,419, or 49.0% of the Company’s total revenues in fiscal 2005, and $504,400, or 73.2% of the Company’s total revenues in fiscal 2004. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Also contributing to the lower generic sales was the Company’s top selling manufactured product, megestrol acetate oral suspension, which decreased by $42,600 in 2005. Increased competition continues to adversely affect both volume and pricing on the above mentioned products. Partially offsetting these decreases were the introduction of new products including tramadol HCl and acetaminophen tablets which was introduced in the second quarter of 2005 and generated sales of $68,000 and quinapril which was introduced in the fourth quarter of 2004 and had increased sales of $14,600 from fiscal 2004. Revenues for the branded segment were $16,647 for the year ended December 31, 2005 primarily due to the Megace® ES product launch in the third quarter of 2005. Total revenues in fiscal 2005 also included a $6,000 payment from a business partner to compensate the Company for loss revenue on a terminated product manufacturing and supply agreement, which was recorded in other product related revenues.

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

The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $1,173,931 for the year ended December 31, 2005 compared to $1,557,311 for the year ended December 31, 2004. Deductions from gross revenues were $740,737 in fiscal year 2005 and $868,204 in fiscal year 2004. These deductions are discussed in “Notes to Consolidated Financial Statements — Note 4 — Accounts Receivable.” The gross-to-net revenue percentage spread increased to 63.1% in fiscal year 2005 compared to 55.8%

in fiscal year 2004, primarily due to the effects of the issuance of price protection credits and increased chargeback dollars due to lower contract pricing related to paroxetine, glyburide & metformin HCl (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER.

Total revenues for year ended December 31, 2004 were $689,107, increasing $29,647, or 4.5%, from total revenues of $659,460 for the year ended December 31, 2003, primarily due to additional sales of new products sold under various distribution agreements, including $38,100 of glyburide and metformin HCl, introduced in May 2004 and $25,000 of mercaptopurine, introduced in February 2004. Also contributing to the increase in revenues in 2004 were net sales of paroxetine and lovastatin, which increased $29,500 and $17,100, respectively, from net sales in the corresponding period of 2003. These sales were partially offset by lower sales of certain existing distributed products, particularly fluoxetine, which decreased $44,500 and tizanidine (Zanaflex®), which decreased $20,900. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $504,400, or 73.2% of the Company’s total revenues in 2004, and $456,200, or 69.2% of the Company’s total revenues in 2003. The Company’s top selling manufactured product, megestrol acetate oral suspension also decreased $20,400. The Company’s other product related revenues of $2,446 in 2004 decreased significantly from $15,665 in 2003. The Company records other product related revenues pursuant to an agreement with Genpharm, where the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.’s, a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca’s Prilosec®. In the third quarter of 2003, two generic competitors began selling forms of omeprazole significantly reducing the Company’s share of profits related to omeprazole.

The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under Federal and State government Medicaid drug reimbursement programs), price adjustments, sales returns or other sales allowances were $1,557,311 in 2004 compared to $1,155,104 in 2003. Deductions from gross revenues were $868,204 in 2004 and $495,644 in 2003. The gross-to-net revenue percentage spread increased to 55.8% in fiscal year 2004 compared to 42.9% in fiscal year 2003, primarily due to the ribavirin launch in April 2004 and competition on paroxetine. The Company had committed to spend promotional dollars on ribavirin in an effort to obtain market share and, due to a rapid drop in price after launch, the net selling price was much lower than expected for a new product. The effect of price declines for both ribavirin and paroxetine increased the chargeback amounts issued to wholesalers during 2004.

As discussed above, net sales of the Company’s key products have decreased primarily as a result of increased generic competition and its effects on both pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose sales volume to competitors rather than to reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve may be established based on estimated or actual existing customer inventories. Competitors on the Company’s key products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period; however, the Company has generally lowered the pricing on these products over time and significant price protection credits have been granted and processed within the reporting periods, including the years ended December 31, 2005 and 2004. At December 31, 2005, the Company had a price protection reserve, recorded in cash discounts and price adjustments, of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets. The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.

Gross Margin

The Company’s gross margin of $175,413 (40.5% of total revenues) in fiscal year 2005 decreased $72,996 from $248,409 (36.0% of total revenues) in the corresponding period of 2004. The generic product’s gross margin of $162,672 (39.1% of generic revenues) in fiscal year 2005 decreased $85,737 from $248,409 (36.0% of generic revenues) in the corresponding period of 2004. The lower generic gross margin dollars are due primarily to the lower net sales discussed above, partially offset by the increase of other product related revenue. The increase in the generic gross margin percentage was due primarily to the introduction of tramadol HCl and acetaminophen tablets, which due to its exclusivity period contributed a higher gross margin percentage than most of the Company’s other products, the increase of the other product related revenue and the lower sales of paroxetine, glyburide/metformin and metformin ER which after profit splits with partners, have significantly lower gross margin percentages than other products. Gross margin for the branded products was $12,741 for the year ended December 31, 2005 due primarily to the launch of Megace® ES in the third quarter of 2005, which contributed to the higher total gross margin percentage for the Company.

The Company’s gross margin of $248,409 (36.0% of total revenues) in fiscal year 2004 decreased $34,794 from $283,203 (42.9% of total revenues) in the corresponding period of 2003. Increased revenues had a negligible effect on gross margin dollars as the increases were generated primarily from lower margin new products and were not enough to offset lower sales of the Company’s key higher margin products. A significant portion of the sales increase was generated from products sold under the distribution agreements with GSK, Pentech and BMS, where the Company splits profits with its contract partners. As a result of these agreements, the Company’s gross margin as a percentage of its total revenues in 2004 declined principally because net sales of these products, after the allocation of profit splits, yielded a significantly lower gross margin percentage than the Company’s average gross margin as a percentage of total revenues for its other products in 2003. In addition, Par’s gross margin was also negatively impacted by the decline in other product related revenues.

Inventory write-offs were $9,309, $8,643 and $3,059, respectively, for fiscal years 2005, 2004 and 2003. The increase in inventory write-offs in fiscal 2005 and 2004 were due primarily to the increased disposal of finished products due to short shelf lives and the write-off of inventory related to a product whose launch was delayed. The inventory write-offs, taken in the ordinary course of business are primarily related to the disposal of finished products due to short shelf lives and work-in-process inventory that did not meet the Company’s quality control standards.

Operating Expenses

Research and Development

The Company’s research and development expenses of $62,961 for the year ended December 31, 2005 increased $14,113, or 28.9%, from the corresponding period of 2004. The total increase was primarily attributable to increased expenses for domestic development operations of $6,661, primarily due to additional personnel costs, higher raw material expenses of $4,162 and additional expenses related to Kali of $2,921. As previously discussed, the Company acquired Kali in June 2004. The Company is utilizing Kali to develop additional products for its generic product pipeline. Fiscal year 2005 included approximately $25,600 spending for brand products versus approximately $21,300 in fiscal 2004.

In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. Par paid an additional $14,250 in the first nine months of 2005, which was charged to research and development expense during the period. In August 2005, due to unfavorable results of clinical trials of the Advancis product, the Company fulfilled its obligations and terminated its agreement with Advancis.

As a result of its product development program, the Company or its strategic partners currently have 54 ANDAs pending with the FDA, nine of which have received tentative approval. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

The Company’s research and development expenses of $48,848 for the year ended December 31, 2004 increased $25,722, or 111.2%, from fiscal year 2003. The increase was primarily attributable to the Advancis payments of $14,000, increased biostudies costs of $4,400 and increased personnel costs of $3,600, including such costs related to the acquisition of Kali.

Although there can be no such assurance, research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to increase by up to approximately 5% from fiscal year 2005.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $93,474 (21.6% of total revenues) in the year ended December 31, 2005 as compared to $68,863 (10.0% of total revenues) in the year ended December 31, 2004. The increase in 2005 was primarily attributable to higher selling and marketing costs of $16,361 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, increased legal fees of $5,979 and additional expenses related to Kali of $1,281. Distribution costs included those related to shipping product to the Company’s customers primarily through the use of common carriers. Total shipping costs were approximately $2,600 and $2,700 for the fiscal years 2005 and 2004, respectively. The Company anticipates that it will continue to incur a high level of legal expenses for litigation, relating to existing products and potential new product introductions (see “Notes to Consolidated Financial Statements — Note 15 — Commitments, Contingencies and Other Matters — Legal Proceedings”). Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2006 are expected to increase by up to 25% to 30% from fiscal year 2005 primarily due to continued brand drug marketing activities and increased legal fees.

Total selling, general and administrative expenses were $68,863 (10.0% of total revenues) in 2004 as compared to $56,497 (8.6% of total revenues) in 2003. The increase in 2004 was primarily attributable to higher sales and marketing costs of $5,700 in anticipation of the Company’s launch of Megace® ES in fiscal year 2005, increased legal fees of $5,200 and higher personnel costs of $3,300, including those for information system assessments. The 2003 costs included a charge of $3,712 related to a retirement package for the Company’s former chairman, president and chief executive officer, recorded in the second quarter of 2003. Shipping costs were approximately $2,700 in both fiscal years 2004 and 2003.

Acquired in-process Research and Development

As previously discussed, the Company acquired Kali in June 2004. The allocated purchase price for Kali included $84,000 classified as acquired in-process research and development, which was written off in the third quarter of 2004.

Intangible Asset Impairment

In the fourth quarter of 2005, the Company recorded an intangible asset impairment charge of $9,178 related to the purchase of the NDA for Isoptin® SR. The Company purchased the asset for $15,000 in December 2004. Based on the Company’s long-term projections for sales and gross margins of the drug, the Company has determined the recoverability of this asset is impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted estimated future cash flows of the asset. In the third quarter of 2005, the Company recorded an impairment charge related to two intangible assets totaling $6,999. Both assets related to the generic drug latanoprost. The Company had been in litigation relating to patent infringement due to its filing of an ANDA for latanoprost. During the third quarter 2005, the Company was informed that it had received an unfavorable ruling in the lawsuit. The Company also does not currently have tentative approval for its ANDA. As a result of these facts, the Company has determined that these intangibles were fully impaired (see “Notes to Consolidated Financial Statements — Note 15 — Commitments, Contingencies and Other Matters — Legal Proceedings”).

Net Settlements

In the second quarter of 2004, net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to certain anti-competitive practices that delayed the availability of mirtazapine, partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.

Gain on Sale of Facility

Par owned a facility of approximately 33,000 square feet located on six acres in Congers, New York. In March 2004, the Company sold this facility to Ivax for $4,980 and recorded a gain on the sale of $2,812.

Other Expense

Other expense was $345, $313 and $95 respectively, for fiscal years 2005, 2004 and 2003. In 2005, other expense was primarily realized losses on the sale of short-term investments.

Net Investment Gain

During fiscal year 2005, the Company sold all of its investment in New River Pharmaceuticals, Inc. common stock for $31,299 and recorded a gain on the sale of $24,293. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis Pharmaceutical Corporation (“Advancis”) common stock. On October 16, 2003, Par purchased 1,000 shares of the common stock of Advancis for $10,000. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value, based on the market value of the Advancis common stock at July 3, 2005.

Interest Expense

Net interest expense was $530, $998 and $239 for fiscal years 2005, 2004 and 2003, respectively. Net interest expense for 2005 and 2004 principally includes interest payable on the Company’s convertible notes, partially offset by interest income derived primarily from money market and other short-term investments. Net interest expense in 2003 includes interest payable on the Company’s convertible notes from their issuance in the third quarter of 2003, partially offset by interest income derived from money market and other short-term investments.

Income Taxes

The Company recorded (benefit) provision for income taxes of $(941), $18,784 and $79,125 for fiscal years 2005, 2004 and 2003, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see “Notes to Consolidated Financial Statements — Note 14 — Income Taxes”). The Company’s effective tax rates for years ended 2005, 2004 and 2003 were (5.2)%, 36.8% and 38.9%, respectively. In fiscal year 2005, the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 due to the closing of statutory periods related to net operating loss carryforwards and tax credits, which was partially offset by the tax provision on the current period income of $6,277.

Discontinued Operations

In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Arie Gutman, president and chief executive officer of FineTech. Dr Gutman has resigned from the Company’s Board. The transfer resulted in a pre-tax loss on sale of $38,018, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the discontinued operation in 2005 is pre-tax loss from the operations of $4,957. The pre-tax loss from operations for 2004 and 2003 was $4,942 and $2,603, respectively. The Company expects to recognize annual pre-tax cost savings of approximately $4,000 due to the divestiture.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $93,438 at December 31, 2005 increased by $56,904 from $36,534 at December 31, 2004, primarily due to the net proceeds from the sales of available for sale securities and long-term investments and increased cash flow from operations, primarily due to increases in accounts payable, payables to distribution partners and accrued expenses partially offset by capital expenditures and the purchase of intangibles. In fiscal year 2005, cash provided by operations was $47,194, primarily due to the increase in its accounts payable due to timing of payments, increase in payables to distribution partners for payables due to Pentech which the Company has not paid as a result of current litigation and an increase in accrued expenses due to cash the Company received from Ivax for future customer sales deductions that Par has agreed to pay on its behalf. Cash flows provided by investing activities were $8,866 for fiscal year 2005, as net proceeds of $43,091 from sales of available for sale securities and proceeds from the sale of New River common stock of $31,299 were partially offset by capital expenditures of $35,012, purchase of intangibles of $13,000 including the Ivax license agreement and additional payment for the trademark licensed from BMS and the Company’s investment in Optimer of $12,000. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York, the expansion of research and development labs in Franklin Township, New Jersey and new production machinery. Cash provided by financing activities was $844 as the Company obtained $2,654 from the issuance of shares of Common Stock upon the exercise of stock options, partially offset by net principal payments under long-term debt and other borrowings of $1,658.

There were no significant changes in 2005 in credit terms, collection efforts, credit utilization or delinquencies related to the Company’s accounts receivable. There are a number of timing issues, particularly those related to the accrual and subsequent processing of returns, that can cause fluctuations when measuring accounts receivable days based on the previous quarter’s average days’ sales in accounts receivable. Because of these issues, the Company measures its days’ sales in accounts receivable on a rolling 12 month average adjusted for Medicaid expense which is not part of accounts receivable. Days’ sales in accounts receivable based on this calculation increased to 135 days at December 31, 2005 from 81 days at December 31, 2004. The Company’s gross account receivable balance decreased $32,670, primarily due to lower sales volume in the fourth quarter of 2005. The accounts receivable reserves decreased $27,171, primarily due to the lower sales volume in the fourth quarter and the processing of returns accrued for in prior periods, partially offset by a higher gross to net sales spread due to lower contract pricing. Included in the Company’s accounts receivable aging are processed credits that had the effect of extending the customer’s collection period. At December 31, 2005, 68% of the Company’s gross aging was comprised of its wholesale customers who typically buy more inventory and have longer terms than the other classes of trade in which the Company sells product.

The Company’s working capital, current assets minus current liabilities, of $366,096 increased $26,858, from $339,238 at December 31, 2004. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.33x at December 31, 2005 compared to 3.19x at December 31, 2004. The Company believes that its strong working capital ratio indicates its ability to meet its ongoing and foreseeable obligations.

In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The Company may repurchase up to approximately $17,822 of additional shares of its common stock under the plan.

In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,945 from the notes, which were net of underwriting costs of $5,250 and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. Available for sale securities of $106,807 at December 31, 2005 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

As of December 31, 2005, the Company had payables due to distribution agreement partners of $46,423 related primarily to amounts due under profit sharing agreements, particularly amounts owed to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation, out of its working capital during the first quarter of 2006. In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

The dollar values of the Company’s material contractual obligations and commercial commitments as of December 31, 2005 were as follows:

		Amounts Due by Period
	Total Monetary		2007 to	2010 to	2012 and
Obligation	Obligation	2006	2009	2011	Thereafter

Operating leases	$19,231	$4,245	$9,512	$3,423	$2,051
Convertible notes*	200,000	—	—	200,000	—
Interest payments	27,313	5,750	17,250	4,313	—
Insurance obligations	2,691	2,691	—	—	—
Purchase obligation	3,950	2,900	1,050	—	—
Kali acquisition earn-out	2,500	2,500	—	—	—
Purchase of intangible	2,000	2,000	—	—	—
Other	274	206	68	—	—

Total obligations	$257,959	$20,292	$27,880	$207,736	$2,051

*	The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds, has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed according to the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $41,970. Included in this amount is a $9,000 payment that was made in February 2006 to Abrika. Par and Abrika amended their collaboration agreement and Par advanced Abrika $9,000. Abrika will only earn the funds upon the FDA’s final and unconditional approval of the transdermal fentanyl patch. Abrika will repay the advance if FDA approval is not received within two years of the amendment. See Notes to Consolidated Financial Statements — Note 18 — Subsequent Events”. Also included in the above amount was $8,500 payable to Teva, Ivax and an affiliate of Teva to purchase eight products that are currently marketed in the U.S. by Ivax or Teva. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax which occurred in January 2006.

As part of the consideration for the acquisition of Kali, the former Kali stockholders are entitled to up to $10,000 from the Company if certain product-related performance criteria were met over a four year period. As of December 31, 2005, the former Kali stockholders had earned $5,000 of this contingent payout of which $2,500 was paid in January 2005 and an additional $2,500 was paid in January 2006.

Other agreements that contain such commitments that the Company believes are material are described in “Notes to Consolidated Financial Statements — Note 9 — Research and Development Agreements”. On September 21, 2005, Par and Nortec entered into an amendment of their existing agreement, which provides an extension of Par’s option to acquire all of Nortec’s capital stock.

The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital, including proceeds from the issuance of its 2003 convertible notes. Implementation of the Company’s business plan may require additional debt and/or equity financing and there can be no assurance that the Company will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.

Financing

At December 31, 2005, the Company’s total outstanding short and long-term debt, including the current portion, was $202,965. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of Common Stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to the maturity date.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, as discussed below, pertain to revenue recognition and the determination of deductions from gross revenues, the determination of whether certain costs pertaining to the Company’s significant development and marketing agreements are to be capitalized or expensed as incurred, the valuation and assessment of impairment of intangible assets, the determination of depreciable and amortizable lives and issues related to legal proceedings. In applying such policies, management often must use amounts that are based on its informed judgments and estimates. Because of the uncertainties inherent in these estimates, actual results could differ from the estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.

  Revenue Recognition and Provisions for Deductions from Gross Revenues:

The Company recognizes revenues for product sales when title and risk of loss pass to its customers and when collectibility is reasonably assured. Included in the Company’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, returns, price adjustments and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable allowances (see “Notes to Consolidated Financial Statements- Note 4 — Accounts Receivable”). In addition, the Company records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. The following table summarizes the activity for the years ended December 31, 2005 and 2004 in the accounts affected by the estimated provisions described below:

	For the Year Ended December 31, 2005
		Provision	Provision
		Recorded	Recorded
Accounts Receivable Reserves	Beginning	for Current	for Prior	Credits	Ending
and Allowances	Balance	Period Sales	Period Sales	Processed	Balance

Chargebacks	$(93,489)	$(503,783)	$—	$519,829	$(77,443)
Rebates and incentive programs	(23,747)	(109,297)	1,489	107,979	(23,576)
Returns	(23,392)	(41,649)	(2,921)	58,671	(9,291)
Cash discounts and price adjustments	(7,168)	(58,606)	(3,123)	58,582	(10,315)

Total	$(147,796)	$(713,335)	$(4,555)	$745,061	$(120,625)

Accrued liabilities
Medicaid rebates	$(8,755)	$(22,847)	$—	$22,562	$(9,040)

	For the Year Ended December 31, 2004
		Provision	Provision
		Recorded	Recorded
Accounts Receivable Reserves	Beginning	for Current	for Prior	Credits	Ending
and Allowances	Balance	Period Sales	Period Sales	Processed	Balance

Chargebacks	$(75,598)	$(536,844)	$—	$518,953	$(93,489)
Rebates and incentive programs	(31,842)	(169,375)	643	176,827	(23,747)
Returns	(13,256)	(45,236)	(2,529)	37,629	(23,392)
Cash discounts and price adjustments	(17,296)	(79,275)	—	89,403	(7,168)

Total	$(137,992)	$(830,730)	$(1,886)	$822,812	$(147,796)

Accrued liabilities
Medicaid rebates	$(15,861)	$(35,588)	$—	$42,694	$(8,755)

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those healthcare providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 43% and 54%of the Company’s net sales were derived from the wholesale distribution channel for the year ended December 31, 2005 and 2004, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes and customer inventory information, when available. Due to the relatively quick turnaround related to chargeback processing after the date of sale, the Company believes it has the ability to accurately assess the adequacy of its chargeback reserves following any given period.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. These programs include contracted rebates based on a customer’s purchases made during an applicable monthly, quarterly or annual period. These programs also include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs and actual rebates and incentive payments made. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

The Company accepts returns of product according to the following criteria: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date; and (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer unless the product can be resold. The Company records a provision for returns using a percentage of sales. The percentage is based on historical information, including actual returns by product, estimated shelf-life of product sold and the date of actual product returns. The Company reviews actual returns on a monthly basis and may record additional provisions for specific returns that it believes are not covered by these historical percentages.

Cash discounts are provided to customers that pay within specified periods of time. Price adjustments include shelf-stock adjustments, including those for price protection, cost differentials and pricing errors. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction. In providing for shelf-stock adjustments, the Company considers market data, including the potential number of companies with competing products and projected launch dates, estimated or actual inventory levels of the customers at the time of a price change and estimated or actual price changes of the affected products. Cost differentials occur when a warehousing chain or other direct customer buys product through a wholesaler and submits a credit to the Company for the difference between its direct price and the price it paid to the wholesaler. The Company estimates cost differentials based on historical information.

The Company may provide price protection, which is common in the Company’s industry, due to various competitive factors. Such price protection is provided through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company will generally offer price protection for drugs for which it anticipates significant price erosion through increases in competition. Price protection is offered solely at the discretion of the Company and there are circumstances under which the Company may not afford price protection to certain customers and consequently, as a matter of business strategy, lose future sales volume to competitors rather than reduce its pricing. Throughout fiscal years 2005 and 2004, the Company issued significant price protection credits and had generally lowered contract pricing on its key products due to competition. At December 31, 2005, the Company had price protection reserves of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets. At December 31, 2004, the Company did not have any material price protection reserves.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under the Medicaid program. The Company provides for the rebates based on historical payments made to each state pursuant to these agreements.

As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales allowances and no material adjustments were made to these accruals for fiscal years 2005, 2004 and 2003.

Research and Development Agreements:

The Company capitalizes or expenses amounts related to the development of new products and technologies through agreements with third parties based on the Company’s determination of its ability to recover in a reasonable period of time its cost from the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company’s funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA and where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets.

Goodwill and Intangible Assets:

The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. Inherent in the valuation of goodwill and intangibles are assumptions of future cash flows, discount rates and terminal values which are based on management’s best estimates at the time of acquisition. The Company’s testing for impairment and the valuation of impairment also use assumptions of future cash flows, discount rates and terminal values which are based on management’s best estimates at the time of testing. As discussed in “Notes to Consolidated Financial Statements — Note 7 — Intangible Assets”, the Company impaired intangible assets of $16,177 in fiscal year 2005. As a result of the acquisition of Kali in fiscal year 2004, the Company had amounts recorded as goodwill of $55,659 at December 31, 2005 and $53,257 at December 31, 2004. In addition, intangible assets with definitive lives, net of accumulated amortization, totaled $39,356 and $46,835, respectively, at December 31, 2005 and 2004.

Costs for Patent Litigation and Legal Proceedings:

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses. As discussed in “Notes to Consolidated Financial Statements — Note 15 — Commitments, Contingencies and Other Matters — Legal Proceedings,” the Company is a party to several patent infringement matters whose outcomes could have a material impact on its future profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes that these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on its future profitability, cash flows or financial condition. The Company is defending or intends to defend vigorously or, in cases where the Company is plaintiff, prosecute these actions.

New Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires voluntary changes in accounting principle to be retrospectively applied to financial statements from previous periods unless such application is impracticable. Under the newly issued standard, changes in depreciation, amortization or depletion for long-lived, non-financial assets should be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The impact that SFAS 154 will have on the Company’s results of operations, financial position or cash flows is dependent upon future events.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, (“SFAS 153”) an amendment of Accounting Principles Board (“APB”) Opinion No. 29. The Company adopted SFAS 153 on July 4, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in January 1, 2006 and believes it will have no impact on its current accounting policies.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. In April 2005, the Commission amended the date for compliance with SFAS 123R. Effective January  1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS 123R, the Company will recognize stock-based compensation ratably over the service period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) for SFAS 143, “Accounting for Conditional Asset Retirement Obligations,” (“SFAS 143”) to clarify the term “conditional asset retirement obligations,” as used in SFAS 143. This term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, a company is required to recognize liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal year ending after December 15, 2005. Retroactive application is not required. The Company implemented FIN 47 in the fourth quarter of 2005. The implementation of FIN 47 did not have a material impact on the Company’s financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term nature. Professional portfolio managers managed 100% of these available for sale securities at December 31, 2005. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal interest risk due to their short-term nature.

The following table summarizes the available for sale securities that subject the Company to market risk at December 31, 2005 and 2004:

	2005	2004

Securities issued by U.S. government and agencies	$79,885	$69,176
Debt securities issued by various state and local municipalities and agencies	13,721	19,878
Other marketable debt securities	13,201	62,800

Total	$106,807	$151,854

Available for Sale Securities:

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while at the same time retaining safety of principal. This investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the Company’s $106,807 of available for sale securities that have a maturity greater than one year.

In addition to the short-term investments described above, the Company is also subject to market risk in respect to its investments in Advancis, Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer.

The Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis at $10 per share in its initial public offering of 6,000 shares on October 16, 2003. The transaction closed on October 22, 2003. The Company’s investment in Advancis is subject to fluctuations in the price of Advancis common stock, which is publicly traded. In the second quarter 2005, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005 which was $1,720. The fair market value of the Company’s investment in Advancis as of December 31, 2005 was $1,380.

In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. The investment is monitored on a periodic basis to evaluate whether any changes in value become other than temporary.

In April 2005, the Company acquired 3,333 shares of Series C preferred stock of Optimer, a privately-held specialty generic pharmaceutical company located in San Diego, California for $12,000. The investment is monitored on a periodic basis to evaluate whether any changes in value become other than temporary.

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements and Schedule.”

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During 2005, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for 2005 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with due authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect certain misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited management’s assessment, included in Item 9A Controls and Procedures — Management Report on Internal Control Over Financial Reporting, that Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, an all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 15, 2006

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The Company hereby incorporates by reference the information set forth under the caption “Election of Directors” from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2006 Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 11.	Executive Compensation.

The Company hereby incorporates by reference the information set forth under the caption “Executive Compensation” from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2006 Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company hereby incorporates by reference the information set forth under the caption “Security Ownership” from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2006 Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 13.	Certain Relationships and Related Transactions.

The Company hereby incorporates by reference the information set forth under the caption “Certain Relationships and Related Transactions” from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2006 Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

ITEM 14.	Principal Accountant Fees and Services.

The Company hereby incorporates by reference the information set forth under the caption “Independent Auditors” from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2006 Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

PART IV

ITEM 15.	Exhibits.

(a)(3)  Exhibits.

3	Agreement and Plan of Merger, dated as of May 12, 2003 — previously filed as an exhibit to the Registrant’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.
3.1	Certificate of Incorporation of the Company, dated May 9, 2003 — previously filed as an exhibit to the Registrant’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.
3.2	By-Laws of the Company, as last amended on June 18, 2003 — previously filed as an exhibit to the Registrant’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.
4.1	Rights Agreement, dated as of October 27, 2004, by and between the Company and American Stock Transfer & Trust Company — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.
10.1	1989 Employee Stock Purchase Program of the Registrant — previously filed as an exhibit to the Registrant’s proxy statement, dated August 16, 1990, and incorporated herein by reference.
10.2	1990 Stock Incentive Plan of the Registrant, as amended — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the 1997 fiscal year and incorporated herein by reference.

10.3		Amended and Restated 1997 Directors’ Stock Option Plan — previously filed on July 1, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference.
10.4		2000 Performance Equity Plan — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference.
10.5		2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) — previously filed on June 30, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.
10.6		Form of Retirement Plan of Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.
10	.6.1	First Amendment to Par Pharmaceutical, Inc.’s Retirement Plan, dated October 26, 1984 — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the 1990 fiscal year and incorporated herein by reference.
10.7		Form of Retirement Savings Plan of Par Pharmaceutical, Inc — previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.
10	.7.1	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated July 26, 1984 — previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.
10	.7.2	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated November 1, 1984 — previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.
10	.7.3	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated September 30, 1985 — previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.
10.8		Par Pharmaceutical, Inc. Pension Plan, effective October 1, 1984 — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 1991 and incorporated herein by reference.
10.9		Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between the Registrant and Kenneth I. Sawyer — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.
10	.9.1	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Scott L. Tarriff — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.
10	.9.2	First Amendment to Employment Agreement, dated as of February 20, 2004, by and between the Registrant and Dennis J. O’Connor — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.
10	.9.3	Employment Agreement, dated as of February 6, 2003, by and between the Registrant and Dennis J. O’Connor — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.
10	.9.4	Employment Agreement, dated as of December 18, 2002, by and between the Registrant and Dr. Arie Gutman — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.
10	.9.5	Employment Agreement, dated as of November 24, 2003, by and between the Registrant and Thomas Haughey — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
10.10		Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.
10.11		Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10	.11.1	Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.
10	.11.2	Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.
10.12		Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.
10.14		Release and Amendment Agreement, dated as of May 1, 1998, among the Registrant, Par Pharmaceutical, Inc., Sano Corporation and Elan Corporation, plc — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*
10.19		Distribution Agreement, dated March 25, 1998, between the Registrant and Genpharm, Inc. — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*
10.20		Services Agreement, dated June 26, 1998, between the Registrant and Merck KGaA — previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.
10.21		Services Agreement, dated June 26, 1998, between the Registrant and Genpharm, Inc — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.
10.22		Manufacturing and Supply Agreement, dated April 30, 1997, between Par Pharmaceutical, Inc. and BASF Corporation — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.
10.23		Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.24		Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.25		Letter Agreement, dated as of January 21, 1999, between the Registrant and Genpharm, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*
10.26		License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. — previously filed as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference
10.27		License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*
10.28		Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. — previously filed as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*
10.29		Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.
10.30		Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. — previously filed as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.31	Letter Agreement, dated as of December 28, 2001, among the Registrant, ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.
10.32	Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc., dated April 17, 2002 — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated April 17, 2002, and incorporated herein by reference.
10.35	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.
10.36	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin®Brand — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.
10.37	11 Product Development Agreement, effective April 2002, between the Registrant and Genpharm, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*
10.38	SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., UDF LP and the other parties named therein — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
10.39	Patent and Know How License Agreement, dated May 24, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*
10.40	Amendment No. 1 to the Patent and Know How License Agreement, dated May 24, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*
10.41	Patent and Know How License Agreement dated, June 14, 2002, among Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*
10.42	License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.*
10.43	First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
10.44	First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.*
10.45	Termination Agreement, dated December 20, 2002, relating to Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.*
10.46	Asset Purchase Agreement, dated December 5, 2002, by and between Israel Pharmaceutical Resources L.P. and Trima, Israel Pharmaceutical Products, Maabarot LTD — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.
10.47	Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.*

10.48	Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*
10.49	Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*
10.50	License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*
10.51	Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*
10.52	Purchase Agreement between the Registrant, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 — previously filed on December 24, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.
10.53	Indenture between the Registrant and American Stock Transfer & Trust Company, dated September 30, 2003 — previously filed on December 24, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.
10.54	Registration Rights Agreement between the Registrant, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003- previously filed on December 24, 2003 as an exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.
10.55	Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.*
10.56	Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.*
10.57	Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*
10.58	Stock Purchase Agreement, dated as of April 2, 2004, by and among the Registrant, Kali Laboratories, Inc., VGS Holdings, Inc. and the Shareholders of Kali Laboratories, Inc. — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.
10.59	First Amendment, dated as of June 9, 2004 to Stock Purchase Agreement, dated as of April 2, 2004, by and among the Registrant, Kali Laboratories, Inc., VGS Holdings, Inc. and the Shareholders of Kali Laboratories, Inc. — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.
10.60	Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 and incorporated herein by reference.
10.61	Securities Purchase Agreement, dated as of November 18, 2004, by and between the Company and Abrika, LLLP. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2004 and incorporated herein by reference.

10.62	Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended 2004 and incorporated herein by reference.*
10.63	First Amendment to Development and Commercialization Agreement, dated December 14, 2004, by and between the Company and Advancis Pharmaceutical Corporation — previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*
10.64	Series C Preferred Stock Purchase Agreement , dated May 2, 2005, by and between the Registrant and Optimer Pharmaceuticals, Inc. — previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.
10.65	Employment Agreement, dated as of September 15, 2005, by and between Par Pharmaceutical, Inc. and Thomas Haughey — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 21, 2005, and incorporated herein by reference.
10.66	Share Transfer Agreement, dated as of January 20, 2006 and effective December 31,2005, by and between the Registrant and Dr. Arie Gutman — previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.
21	List of subsidiaries of the Registrant. (filed herewith)
31.1	Certification of Principal Executive Officer. (filed herewith)
31.2	Certification of Principal Financial Officer. (filed herewith)
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006
PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

By:	/s/ Scott Tarriff
Scott Tarriff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Auerbach Mark Auerbach	Executive Chairman of the Board of Directors	March 15, 2006

/s/ Scott Tarriff Scott Tarriff	President, Chief Executive Officer and Director	March 15, 2006

/s/ Dennis J. O’Connor Dennis J. O’Connor	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2006

/s/ John D. Abernathy John D. Abernathy	Director	March 15, 2006

/s/ Peter S. Knight Peter S. Knight	Director	March 15, 2006

/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	March 15, 2006

/s/ L. William Seidman L. William Seidman	Director	March 15, 2006

/s/ Joseph E. Smith Joseph E. Smith	Director	March 15, 2006

/s/ Peter W. Williams Peter W. Williams	Director	March 15, 2006

PAR PHARMACEUTICAL COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2005, and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 15, 2006

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$93,438	$36,534
Available for sale securities	106,807	151,854
Accounts receivable, net	143,608	149,107
Inventories, net	100,945	86,769
Prepaid expenses and other current assets	19,556	16,775
Deferred income tax assets	38,352	52,580
Income taxes receivable	18,859	—
Assets held for sale	1,944	363

Total current assets	523,509	493,982
Property, plant and equipment, at cost, less accumulated depreciation and amortization	89,135	60,394
Investments	21,741	25,271
Intangible assets, net	39,356	46,835
Goodwill	55,659	53,257
Deferred charges and other assets	8,048	11,234
Non-current deferred income tax assets, net	49,569	44,775
Assets held for sale	—	33,256

Total assets	$787,017	$769,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$2,897	$4,348
Accounts payable	55,611	46,704
Payables due to distribution agreement partners	46,423	40,149
Accrued salaries and employee benefits	12,920	8,620
Accrued expenses and other current liabilities	25,739	14,054
Income taxes payable	11,879	39,116
Liabilities held for sale	1,944	1,753

Total current liabilities	157,413	154,744
Long-term debt, less current portion	200,068	200,275
Other long-term liabilities	561	395
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares; none issued and outstanding	—	—
Common Stock, par value $.01 per share; authorized 90,000,000 shares; issued 35,114,026 and 34,759,265 shares	351	348
Additional paid-in capital	224,973	193,686
Deferred compensation — restricted stock	(7,740)	(1,455)
Retained earnings	245,476	253,726
Accumulated other comprehensive loss	(1,907)	(689)
Treasury stock, at cost 848,588 and 843,700 shares	(32,178)	(32,026)

Total stockholders’ equity	428,975	413,590

Total liabilities and stockholders’ equity	$787,017	$769,004

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Net product sales	$425,644	$686,661	$643,795
Other product related revenues	7,550	2,446	15,665

Total revenues	433,194	689,107	659,460
Cost of goods sold	257,781	440,698	376,257

Gross margin	175,413	248,409	283,203
Operating expenses (income):
Research and development	62,961	48,848	23,126
Selling, general and administrative	93,474	68,863	56,497
Acquired in-process research and development	—	84,000	—
Intangible assets impairment	16,177	—	—
Settlements, net	—	(2,846)	—
Gain on sale of facility	—	(2,812)	—

Total operating expenses	172,612	196,053	79,623

Operating income	2,801	52,356	203,580
Other expense, net	(345)	(313)	(95)
Net investment gain	16,013	—	—
Interest expense, net	(530)	(998)	(239)

Income from continuing operations before (benefit) provision for income taxes	17,939	51,045	203,246
(Benefit) provision for income taxes	(941)	18,784	79,125

Income from continuing operations	18,880	32,261	124,121
Discontinued operations:
Loss from discontinued operations	(4,957)	(4,942)	(2,603)
Loss from disposal	(38,018)	—	—
Benefit for income taxes	(15,845)	(1,927)	(1,015)

Loss from discontinued operations	(27,130)	(3,015)	(1,588)

Net (loss) income	$(8,250)	$29,246	$122,533

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.55	$0.94	$3.71
Loss from discontinued operations	(0.79)	(0.08)	(0.05)

Net (loss) income	$(0.24)	$0.86	$3.66

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.55	$0.93	$3.58
Loss from discontinued operations	$(0.79)	(0.09)	(0.04)

Net (loss) income	$(0.24)	$0.84	$3.54

Weighted average number of common shares outstanding:
Basic	34,191	34,142	33,483

Diluted	34,435	34,873	34,638

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Accumulated		Deferred
			Additional		Other		Compensation	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Restricted	Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Stock	Stock	Equity
	(In thousands)

Balance, December 31, 2002	32,804	$328	$118,515	$101,947	$—	$—	$—	$220,790
Comprehensive income:
Net income	—	—	—	122,533	—	—	—	122,533
Defined benefit pension plan	—	—	—	—	(118)	—	—	(118)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,555)	—	—	(1,555)
Exercise of stock options	1,506	15	33,871	—	—	—	—	33,886
Sold warrants	—	—	32,563	—	—	—	—	32,563
Purchased call options	—	—	(49,368)	—	—	—	—	(49,368)
Tax benefit from purchased call options	—	—	19,253	—	—	—	—	19,253
Tax benefit from exercise of stock options	—	—	12,616	—	—	—	—	12,616
Employee stock purchase	8	—	308	—	—	—	—	308
Compensatory arrangements		—	4,173	—	—	—	—	4,173

Balance, December 31, 2003	34,318	343	171,931	224,480	(1,673)	—	—	395,081
Comprehensive income:
Net income	—	—	—	29,246	—	—	—	29,246
Defined benefit pension plan	—	—	—	—	(100)	—	—	(100)
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,084	—	—	1,084
Exercise of stock options	384	4	8,933	—	—	—	—	8,937
Warrants — Kali acquisition		—	2,530	—	—	—	—	2,530
Tax benefit from exercise of stock options		—	7,136	—	—	—	—	7,136
Employee stock purchase program	12	—	422	—	—	—	—	422
Purchase of treasury stock	—	—	—	—	—	(32,026)	—	(32,026)
Compensatory arrangements	—	—	1,041	—	—	—	239	1,280
Restricted stock grant	45	1	1,693	—	—	—	(1,694)	—

Balance, December 31, 2004	34,759	348	193,686	253,726	(689)	(32,026)	(1,455)	413,590
Comprehensive income:
Net loss	—	—	—	(8,250)	—	—	—	(8,250)
Defined benefit pension plan, net of tax	—	—	—	—	(53)	—	—	(53)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,165)	—	—	(1,165)
Exercise of stock options	114	1	2,203	—	—	—	—	2,204
Resolution of tax contingencies	—	—	16,819	—	—	—	—	16,819
Tax benefit from exercise of stock options	—	—	591	—	—	—	—	591
Employee stock purchase program	18	—	450	—	—	—	—	450
Purchase of treasury stock	—	—	—	—	—	(152)	—	(152)
Compensatory arrangements	—	—	1,982	—	—	—	2,809	4,791
Restricted stock grants	223	2	9,092	—	—	—	(9,094)	—
Other	—	—	150	—	—	—	—	150

Balance, December 31, 2005	35,114	$351	$224,973	$245,476	$(1,907)	$(32,178)	$(7,740)	$428,975

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Income from continuing operations	$18,880	$32,261	$124,121
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,311	(47,155)	(438)
Resolution of tax contingencies	(7,218)	—	—
Acquired in-process research and development	—	84,000	—
Investment impairment	8,280	—	—
Intangible asset impairment	16,177	—	—
Depreciation and amortization	15,917	12,229	8,993
Inventory reserves	9,529	(2,279)	(748)
Allowances against accounts receivable	(27,171)	9,804	4,100
Stock compensation expense	4,941	1,278	4,173
Gain on sale of investments	(23,970)	—	—
Other	(3)	(3,025)	628
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	32,670	(1,761)	(106,764)
Increase in inventories	(23,705)	(17,670)	(14,413)
Decrease (increase) in prepaid expenses and other assets	353	(4,845)	(7,810)
Increase in accounts payable	3,531	23,574	5,394
Increase (decrease) in payables due to distribution agreement partners	6,274	(48,475)	70,462
Increase (decrease) in accrued expenses and other liabilities	15,985	(6,620)	12,175
(Decrease)increase in income taxes payable/receivable	(21,468)	20,001	12,794
Loss from discontinued operations	(27,130)	(3,015)	(1,588)
Non-cash charges and changes in discontinued operating assets and liabilities	(3,007)	4,632	4,344
Loss on sale of discontinued operation	38,018	—	—

Net cash provided by operating activities	47,194	52,934	115,423

Cash flows from investing activities:
Capital expenditures	(35,012)	(21,547)	(22,287)
Purchases of intangibles	(13,000)	(15,700)	(1,900)
Purchases of available for sale securities	(52,268)	(385,484)	(195,530)
Proceeds from available for sale securities	95,359	428,493	—
Purchase of long-term investment	(12,000)	(15,362)	(10,000)
Proceeds from sale of long-term investment	31,299
Issuance of promissory note receivable	—	(3,000)	—
Acquisition of subsidiaries, net of cash acquired	(2,402)	(144,104)	—
Proceeds from sale of fixed assets	35	5,036	—
Investing activities — discontinued operations	(3,145)	(4,271)	(1,748)

Net cash provided by (used in) investing activities	8,866	(155,939)	(231,465)

Cash flows from financing activities:
Proceeds from issuances of common stock	2,654	9,359	34,194
Purchases of treasury stock	(152)	(32,026)	—
Sale of warrants	—	—	32,563
Purchase of call options	—	—	(49,368)
Debt issuance costs	—	—	(5,863)
Issuance of long-term debt and other borrowings	4,240	399	204,934
Principal payments under long-term debt and other borrowings	(5,898)	(742)	(1,387)
Financing activities — discontinued operations	—	—	(1,603)

Net cash provided by (used in) financing activities	844	(23,010)	213,470

Net increase (decrease) in cash and cash equivalents	56,904	(126,015)	97,428
Cash and cash equivalents at beginning of year	36,534	162,549	65,121

Cash and cash equivalents at end of year	$93,438	$36,534	$162,549

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes, net	$4,682	$42,811	$64,790

Interest	$5,749	$5,917	$168

Non-cash transactions:
Issuance of warrants	$—	$2,530	$—

Tax benefit from exercise of stock options	$591	$7,136	$12,616

Tax benefit from purchased call options	$—	$—	19,253

(Decrease) increase in fair value of available for sale securities	$(4,751)	$1,758	$(2,530)

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Amounts in Thousands, Except Per Share Amounts)

Par Pharmaceutical Companies, Inc. (the “Company” or “PRX”) operates primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. (“Par”), in two business segments, the manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals principally in the United States. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products and products in the semi-solid form of a cream.

The Company wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which it acquired on June 10, 2004. In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005. The Company transferred FineTech to a former officer and director of the Company for no consideration.

Note 1 —	Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of PRX and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

On January 22, 2006, the Company transferred FineTech, effective December 31, 2005, and accordingly, the business is being reported as a discontinued operation in all periods presented.

On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”) and the accompanying consolidated financial statements include the operating results of Kali from the date of acquisition.

Use of Estimates:

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales returns, rebates, chargebacks, price adjustments and other sales allowances, depreciable/amortizable lives, asset impairments, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow-moving inventories as necessary in order to properly reflect inventory value. Changes in these provisions are charged to cost of goods sold.

Depreciation and Amortization:

Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. The following is the estimated useful life for each applicable asset group:

Buildings	30 to 40 years
Machinery and equipment	4 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer software and hardware	3 to 7 years

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Agreements:

Costs incurred by the Company’s internal product development program to develop new products and obtain pre-marketing regulatory approval for such products are expensed as incurred and charged to research and development. The Company makes the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on its ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company’s funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved or tentively approved by the U.S. Food and Drug Administration (the “FDA”) and where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved or tentively approved product, are capitalized and included in intangible assets on the consolidated balance sheets. Capitalized costs are amortized over the estimated useful lives that the related cash flows are expected to be generated and charged to cost of goods sold. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

Costs for Patent Litigation and Legal Proceedings:

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:

The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance in with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”). In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, and amounts paid for distribution and supply agreements are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives.

Income Taxes:

Deferred income taxes are recognized for the future tax effects of temporary differences between the financial and income tax reporting basis of the Company’s assets and liabilities based on enacted tax laws and rates.

Pension Benefits:

The determination of the Company’s obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Footnote 15 — “Commitments, Contingencies and Other Matters-Retirement Plans” to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions could materially affect pension obligations and future expense. The Company, upon the recommendation of the Audit Committee of its Board of Directors (the “Board”), determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The termination is further discussed in Footnote 15 — “Commitments, Contingencies and Other Matters-Retirement Plans”

Revenue Recognition and Accounts Receivable, Reserves and Allowances:

The Company recognizes revenues for product sales when title and risk of loss pass to its customers and collectibility is reasonably assured. Included in the Company’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, returns, price adjustments and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see “Notes to Consolidated Financial Statements — Note 4 — Accounts Receivable”). In addition, the Company records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. The Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the Company’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:

The Company records distribution costs related to shipping product to the Company’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for fiscal 2005, 2004 and 2003 were approximately $2,600, $2,700 and $2,700.

Earnings Per Common Share Data:

Earnings per common share were computed by dividing earnings by the weighted average number of common shares outstanding. Earnings per common share assuming dilution were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market values based upon the relatively short-term nature of these financial instruments. At December 31, 2005, the fair value of the Company’s long-term debt, including the current portion, was approximately $169,000 based upon current market rates that could be obtained by the Company for similar debt.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors. The Company believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, managed health care providers and drug distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see “Note 4 — Accounts Receivable-Major Customers”).

Cash Equivalents:

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2005, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.

Marketable Securities:

The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company, in accordance with Emerging Issues Task Force 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”), assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its marketable securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company’s Common Stock and the option’s per share exercise price.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“SFAS 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Standard amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

	For the Years Ended December 31,
	2005	2004	2003

Net (loss) income as reported	$(8,250)	$29,246	$122,533
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,546	146	1,263
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(34,862)	(16,625)	(10,372)

Pro forma net income	$(40,566)	$12,767	$113,424

Net (loss) income per share of common stock:
As reported — Basic	$(0.24)	$0.86	$3.66

As reported — Diluted	$(0.24)	$0.84	$3.54

Pro forma — Basic	$(1.19)	$0.37	$3.39

Pro forma — Diluted	$(1.19)	$0.37	$3.27

In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all outstanding stock option grants with exercise prices exceeding $60 per share. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $35,202. This action increased pro forma compensation expense in fiscal year 2005 by approximately $19,691, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”).

As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of unvested restricted stock and approximately 139 outstanding, non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on sale of discontinued operations in fiscal 2005 due to the acceleration of the restricted stock. The exercise price of 120 of the accelerated stock options was below the closing price of Company’s common stock on December 31, 2005 and as such the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of these options on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.

In connection with the adoption of SFAS 123R the Company will begin expensing stock options in 2006 based on their fair values.

Segments of an Enterprise:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of financial information about operating segments in annual financial statements. The Company’s management considers its business to be in two reportable business segments, generic pharmaceuticals and branded pharmaceuticals.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications:

Certain items in the consolidated financial statements and in the Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current period’s consolidated financial statement presentation.

New Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires voluntary changes in accounting principle to be retrospectively applied to financial statements from previous periods unless such application is impracticable. Under the newly issued standard, changes in depreciation, amortization or depletion for long-lived, non-financial assets should be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The impact that SFAS 154 will have on the Company’s results of operations, financial position or cash flows will be dependent upon future events.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, (“SFAS 153”) an amendment of APB Opinion No. 29. The Company adopted SFAS 153 on July 4, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006 and believes it will have no impact on its current accounting policies.

In December 2004, the FASB issued SFAS No. 123R. SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. In April 2005, the Securities and Exchange Commission (the “SEC”) amended the date for compliance with SFAS 123R. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS 123R, the Company will recognize stock-based compensation ratably over the service period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Available for Sale Securities:

At December 31, 2005, all of the Company’s investments in marketable securities were classified as available for sale, and, as a result, were reported at their fair value on the consolidated balance sheets. The following is a summary of the Company’s available for sale securities, classified as short-term, at December 31, 2005:

		Unrealized		Fair
	Cost	Gain	Loss	Value

Securities issued by U.S. government and agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Total	$109,165	—	$(2,358)	$106,807

The following is a summary of the Company’s available for sale securities, classified as short-term, at December 31, 2004:

		Unrealized		Fair
	Cost	Gain	Loss	Value

Securities issued by United States government and agencies	$69,642	$—	$(466)	$69,176
Debt securities issued by various state and local municipalities and agencies	19,884	—	(6)	19,878
Other marketable debt securities	63,010	—	(210)	62,800

Total	$152,536	—	$(682)	$151,854

Of the $2,358 of unrealized loss as of December 31, 2005, $2,111 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to the increase in fair market value subsequent to the balance sheet date. In fiscal year 2005, the Company sold approximately $95,359 of these securities. The following table summarizes the contractual maturities of debt securities at December 31, 2005:

		Fair
	Cost	Value

Less than one year	$48,905	$48,662
Due in 1-2 years	28,690	28,436
Due in 2-5 years	21,345	20,920
Due after 5 years	10,225	8,789

Total	$109,165	$106,807

Note 3 —	Investments:

The Company holds investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”). The Company assesses whether temporary or other-than-temporary gains or losses on its investments have occurred due to increases or declines in fair value or other market conditions. Because the Company has determined that all of its investments are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represent approximately 11% equity ownership in Optimer. Par and Optimer have also signed a collaboration agreement where Par receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to extend the agreement up to three additional products. Because Optimer is privately-held, the Company monitors the investment periodically to evaluate whether any changes in fair value become other-than-temporary.

In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic®, marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson that according to the Company’s marketing estimates achieved U.S. sales of more than $1.0 billion in 2004. The Company is required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. The Company also holds a convertible promissory note for principal of $3,000 plus interest accruing at 8.0% annually for money loaned to Abrika. Because Abrika is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than-temporary.

In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. At December 31, 2004, the fair value of the Company’s investment in Advancis was $3,820. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of the common stock at that date. The Company has recorded an additional unrealized loss of $340 in fiscal 2005. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to the increase in fair market value subsequent to the balance sheet date.

In August 2004, the Company purchased 875 shares of common stock of New River Pharmaceuticals Inc (“New River”) for $7,000 in its initial public offering at $8 per share. At December 31, 2004, the fair value of the Company’s investment in New River was $13,090. During fiscal 2005, the Company sold all 875 shares of New River common stock for $31,299 and recorded a gain on the sale of $24,293.

Note 4 —	Accounts Receivable:

	December 31,	December 31,
	2005	2004

Gross trade accounts receivable	$266,080	$298,750
Reserves for chargebacks	(77,443)	(93,489)
Reserves for rebates and incentive programs	(23,576)	(23,747)
Returns	(9,291)	(23,392)
Cash discounts and price adjustments	(10,315)	(7,168)
Doubtful accounts	(1,847)	(1,847)

Accounts receivable, net	$143,608	$149,107

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time that the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to its gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances. The following table summarizes the activity for the years ended December 31, 2005 and 2004 in the accounts affected by the estimated provisions described below:

	For the Year Ended December 31, 2005
		Provision	Provision
		Recorded	Recorded
Accounts Receivable Reserves	Beginning	for Current	for Prior	Credits	Ending
and Allowances	Balance	Period Sales	Period Sales	Processed	Balance

Chargebacks	$(93,489)	$(503,783)	$—	$519,829	$(77,443)
Rebates and incentive programs	(23,747)	(109,297)	1,489	107,979	(23,576)
Returns	(23,392)	(41,649)	(2,921)	58,671	(9,291)
Cash discounts and price adjustments	(7,168)	(58,606)	(3,123)	58,582	(10,315)

Total	$(147,796)	$(713,335)	$(4,555)	$745,061	$(120,625)

Allowance for doubtful accounts	$(1,847)	$—	$—	$—	$(1,847)

	For the Year Ended December 31, 2004
		Provision	Provision
		Recorded	Recorded
Accounts Receivable Reserves	Beginning	for Current	for Prior	Credits	Ending
and Allowances	Balance	Period Sales	Period Sales	Processed	Balance

Chargebacks	$(75,598)	$(536,844)	$—	$518,953	$(93,489)
Rebates and incentive programs	(31,842)	(169,375)	643	176,827	(23,747)
Returns	(13,256)	(45,236)	(2,529)	37,629	(23,392)
Cash discounts and price adjustments	(17,296)	(79,275)	—	89,403	(7,168)

Total	$(137,992)	$(830,730)	$(1,886)	$822,812	$(147,796)

Allowance for doubtful accounts	$(1,756)	$(150)	$—	$59	$(1,847)

	For the Year Ended December 31, 2003*
		Provision
		Recorded
Accounts Receivable Reserves	Beginning	for Current	Credits	Ending
and Allowances	Balance	Period Sales	Processed	Balance

Chargebacks	$(63,141)	$(288,340)	$275,883	$(75,598)
Rebates and incentive programs	(18,338)	(93,865)	80,361	(31,842)
Returns	(18,868)	(44,612)	50,224	(13,256)
Cash discounts and price adjustments	(11,505)	(50,609)	44,818	(17,296)

Total	$(111,852)	$(477,426)	$451,286	$(137,992)

Allowance for doubtful accounts	$(1,156)	$(600)	$—	$(1,756)

*	Provision recorded for prior period sales not available for fiscal year 2003.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those healthcare providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 43% and 54% of the Company’s net sales were derived from the wholesale distribution channel for the year ended December 31, 2005 and 2004, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes and customer inventory information, when available. Due to the relatively quick turnaround related to chargeback processing after the date of sale, the Company believes it has the ability to accurately assess the adequacy of its chargeback reserves following any given period.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. These programs include contracted rebates based on a customer’s purchases made during an applicable monthly, quarterly or annual period. These programs also include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs and actual rebates and incentive payments made. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

The Company accepts returns of product according to the following criteria: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date; and (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer unless the product can be resold. The Company records a provision for returns using a percentage of sales. The percentage is based on historical information, including actual returns by product, estimated shelf-life of product sold and the date of actual product returns. The Company reviews actual returns on a monthly basis and may record additional provisions for a specific return that it believes are not covered by these historical percentages.

Cash discounts are provided to customers that pay within specified periods of time. Price adjustments include shelf-stock adjustments, including those for price protection, cost differentials and pricing errors. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction. In providing for shelf-stock adjustments, the Company considers market data, including the potential number of companies with competing products and projected launch dates, estimated or actual inventory levels of the customers at the time of a price change and estimated or actual price changes of the affected products. Cost differentials occur when a warehousing chain or other direct customer buys

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product through a wholesaler and submits a credit to the Company for the difference between its direct price and the price it paid to the wholesaler. The Company estimates cost differentials based on historical information.

The Company may provide price protection, which is common in the Company’s industry, due to various competitive factors. Such price protection is provided through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company will generally offer price protection for drugs for which it anticipates significant price erosion through increases in competition. Price protection is offered solely at the discretion of the Company and there are circumstances under which the Company may not afford price protection to certain customers and consequently, as a matter of business strategy, lose future sales volume to competitors rather than reduce its pricing. Throughout fiscal years 2005 and 2004, the Company issued significant price protection credits and had generally lowered contract pricing on its key products due to competition. At December 31, 2005, the Company had price protection reserves of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets (Ultracet®). At December 31, 2004, the Company did not have any significant price protection reserves.

As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales allowances and no material adjustments were made to these accruals for the fiscal years 2005 and 2004.

Major Customers:

The Company’s top four customers by sales volume, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 15%, 10%, 9% and 8%, respectively of net sales in fiscal year 2005, 15%, 13%, 13% and 9%, respectively, of net sales in fiscal year 2004 and 11%, 17%, 13% and 11%, respectively, of net sales in fiscal year 2003.

The amounts due from McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 12%, 6%, 7% and 9% of the accounts receivable balance at December 31, 2005 and 18%, 10%, 14%, and 7%, respectively, of the accounts receivable balance at December 31, 2004.

Note 5 — Inventories, net:

	December 31,	December 31,
	2005	2004

Raw materials and supplies, net	$37,703	$30,707
Work in process, net	12,069	11,041
Finished goods, net	51,173	45,021

	$100,945	$86,769

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property, Plant and Equipment, net:

	December 31,	December 31,
	2005	2004

Land	$1,888	$1,888
Buildings	32,301	22,660
Machinery and equipment	54,410	36,331
Office equipment, furniture and fixtures	7,027	5,652
Computer software and hardware	24,690	19,905
Leasehold improvements	7,486	5,040

	127,802	91,476
Less accumulated depreciation and amortization	38,667	31,082

	$89,135	$60,394

Depreciation and amortization expense related to the property, plant and equipment was $9,615, $6,634 and $3,509, respectively, for the years ended December 31, 2005, 2004 and 2003. In March 2004, the Company sold its Congers Facility to Ivax Pharmaceuticals, LLC for $4,980 and recorded a gain on the sale of $2,812. Its facility of approximately 33,000 square feet was located on six acres in Congers, New York.

Note 7 —	Intangible Assets, net:

	December 31,	December 31,
	2005	2004

Ivax License Agreement, net of accumulated amortization of $132 and $0	$7,868	$—
FSC Laboratories Agreement, net of accumulated amortization of $2,143 and $0	3,679	15,000
Trademark licensed from BMS, net of accumulated amortization of $115 and $0	9,885	5,000
BMS Asset Purchase Agreement, net of accumulated amortization of $6,407 and $4,736	5,293	6,964
Product License fees, net of accumulated amortization of $4,172 and $3,480	1,834	7,525
Genpharm Distribution Agreement, net of accumulated amortization of $5,416 and $4,694	5,417	6,139
Intellectual property, net of accumulated amortization of $431 and $147	2,294	2,578
Other intangible assets, net of accumulated amortization of $734, and $191	3,086	3,629

	$39,356	$46,835

Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property. The values of the distribution rights, pursuant to agreements with Bristol-Myers Squibb Company (“BMS”), Genpharm, Inc. (“Genpharm”), product license fees and the FSC Laboratories, Inc., (“FSC”) are capitalized and amortized on a straight-line basis over the products’ estimated useful lives of three to 15 years. The values of the Ivax Asset Purchase Agreement and the trademark licensed from BMS are being amortized over the

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful life in which the related cash flows are expected to be generated. The value of the intellectual property acquired in the purchase of Kali is amortized on a straight-line basis over their estimated useful life of ten years. All capitalized costs are subject to periodic impairment testing. The Company’s intangible assets included on its consolidated balance sheets at December 31, 2005 include the following:

Ivax License Agreement

In December 2005, the Company paid $8,000 to purchase from Ivax Corporation (“Ivax”) the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. These products are to be supplied by a GlaxoSmithKline, plc (“GSK”) subsidiary and are fully substitutable for corresponding formulations of Augmentin®, Augmentin ES-600® and Amoxil®. In December 2005 the Company also announced that it has entered into agreements with Teva Pharmaceutical Industries Ltd. (“Teva”), Ivax and an affiliate of Teva to purchase eight products that are currently marketed in the U.S. by Ivax or Teva for $8,500. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.

FSC Laboratories Agreement

In December 2004, the Company entered into an agreement with FSC and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15,000. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. In the fourth quarter of 2005, the Company recorded an impairment charge of $9,178 related to this intangible asset. Based on the Company’s current long-term projections for sales and gross margins of the drug, the Company has determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted expected future cash flows of the asset.

Trademark licensed from BMS

Par entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trade name in connection with a new product developed by Par in exchange for $5,000 paid by the Company in August 2003. In July 2005, the Company made an additional milestone payment of $5,000 to BMS in regards to the trademark license above.

BMS Asset Purchase Agreement

In March 2002, the Company entered into an agreement with BMS (the “BMS Asset Purchase Agreement”) and acquired the U.S. rights to five of BMS’s brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension (Megace Oral Suspension®) and buspirone (BusSpar®) and paid BMS $1,024 in March 2002 and $1,025 in April 2003. The Company determined the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years, which began in March 2002.

Product License fees

In February 2006, the Company paid $2,000 to Orchid Chemicals & Pharmaceuticals Ltd for the right to market cefprozil tablets (Cefzil®), Cefprozil suspension and Cephalexin capsules (Keflex®), effective October 1, 2005. This product license fee is being amortized on a straight-line basis over three years which began on October 1, 2005.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2002, the Company entered into an agreement (the “Genpharm 11 Product Agreement”) with Genpharm, a Canadian subsidiary of Merck KGaA, to expand its strategic product partnership. Pursuant to the Genpharm 11 Product Agreement, the Company paid Genpharm a non-refundable fee of $2,000 in the second quarter of 2002, included in intangible assets as product license fees, for two products, loratadine 10 mg tablets (Claritin®) and mirtazapine tablets (Remeron®), both of which were brought to market in fiscal year 2003. The Company is marketing one of the products and receives a royalty on sales of the other product, which is being sold by another company. This asset was fully amortized as of December 31, 2005.

In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000 in fiscal years 2000 and 2001, which was included in intangible assets as product license fees, for a completed process together with its technology transfer package and patent. The Company subsequently purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman. In addition, Dr. Gutman, a related party to the Company, is entitled to royalties on gross profits from sales of several other products pursuant to agreements made with FineTech prior to the Company’s acquisition.

In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group (“Breath”) to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation’s (“Pharmacia”) Xalatan®, a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain U.S. territories while Breath has the rights to all worldwide markets outside of the U.S. and such territories. As a result of this agreement, Par filed an Abbreviated New Drug Application (“ANDA”) for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by Par’s generic product. Par has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Pursuant to this agreement, Par made payments of $2,500 in fiscal year 2001 and $2,500 in the first quarter of fiscal year 2002 to Breath, which were included in intangible assets as product license fees. In December 2001, Pharmacia, among others, initiated a patent infringement action against Par.

In August of 2005, the United States Court of Appeals for the Federal Circuit denied Par’s appeal and affirmed the lower court’s decision that Par’s products infringed Pharmacia’s patent (see “Note 15 — Commitments, Contingencies and Other Matters-Legal Proceedings”). Due to the above action and the fact that the Company had not yet received tentative approval for the ANDA filed for latanoprost, the Company recorded an impairment charge in the third quarter of 2005 of $6,999 related to the amounts paid to FineTech and Breath for latanoprost.

Genpharm Distribution Agreement

On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company’s Common Stock to Merck KGaA, through its subsidiary EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive United States distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see “Note 10 — Distribution and Supply Agreements-Genpharm, Inc.”). The Company determined the fair value of the Common Stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, “Accounting for Income Taxes.” The aggregate amount of $10,833 assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years beginning in the third quarter of fiscal 1998.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intellectual property and other intangible assets

The intellectual property was acquired in the purchase of Kali and is being amortized on a straight-line basis over their estimated useful life of ten years. The Company also acquired a favorable leasehold interest and a bargain purchase option as part of the Kali acquisition. Kali leases, with a purchase option, a 45,000-square foot manufacturing facility located in Somerset, New Jersey. The building is subject to a triple net lease between VGS Holdings, Inc. (“VGS”) and Kali that terminates on June 9, 2006. VGS is owned by the former owners of Kali. On June 10, 2004, the lease was assigned to Par. Because the rent under the lease and the purchase option were below market value, the Company determined the value of the net lease benefit to be $3,820. That value was determined as the net present fair value of the difference between the current market rental rate for a similar facility and the contract rent. The Company is amortizing the favorable leasehold interest over the remaining lease period. The Company is not amortizing the amount allocated to the bargain purchase option but will capitalize and depreciate the amount over the building’s useful life when purchased.

The Company recorded amortization expense related to intangible assets of $6,302, $5,596 and $5,484 respectively, for fiscal years 2005, 2004 and 2003. Amortization expense related to intangibles is expected to total approximately $8,116 in 2006, $7,477 in 2007, $7,417 in 2008, $3,589 in 2009, $3,542 in 2010 and $6,253 thereafter.

Note 8 —	Acquisitions:

Kali

On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,763 in cash and warrants to purchase 150,000 shares of the Company’s common stock valued at $2,530. The former Kali stockholders are entitled to up to an additional $10,000 if certain product-related performance criteria are met over the next four years. As of December 31, 2005, the former Kali stockholders had earned $5,000 of these contingent payments and the Company recorded this amount as additional goodwill on the accompanying balance sheet. The Company paid $2,500 in January 2005 and $2,500 in January 2006. The acquisition did not require the approval of the Company’s stockholders. The Company acquired the physical facilities, acquired in-process research and development and intellectual property of Kali. The acquisition of Kali expanded the Company’s research and development capabilities and provided additional sustained-release technology and oral disintegrating tablet technology.

The purchase price was allocated to the assets and liabilities of Kali based on the Company’s determination of fair value. The following table sets forth the allocation of the purchase price:

Current assets	$2,513
Property, plant and equipment	3,224
Receivable from VGS Holdings, Inc.	2,688
Deferred income tax assets	897
Intellectual property	2,725
Other intangible assets	3,820
In-process research and development	84,000
Goodwill	55,659

Total assets acquired	155,526
Current liabilities	5,233

Total liabilities assumed	5,233

Net assets acquired	$150,293

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 142, the goodwill is not being amortized, but is tested at least annually for impairment using a fair value approach.

The Company’s acquisition of Kali is consistent with its long-term strategy to supplement internal growth with acquisitions, joint ventures and product licensing agreements. The Company performed an evaluation of Kali as an operating business, including the assets acquired and liabilities assumed. Based on this evaluation the Company identified and valued all tangible and intangible assets acquired and liabilities assumed and recorded the difference between the purchase price and the aggregate of these net values as goodwill. The Company valued and classified the technology assets, including the additional sustained-release technology and oral disintegrating tablet technology acquired from Kali, on a product-by-product basis as either core/developed or in-process based on the stage of development that the product was in at the time of acquisition.

The core/developed technology, capitalized as intellectual property, was valued product-by-product for an aggregate value of $2,725. This intellectual property includes the value of six products that had completed the final approval stage, including the approval process with the FDA and the Company’s assessments of patent issues and batch-size compatibility.

The acquired in-process research and development, valued at $84,000 and written off in third quarter 2004, included the valuation of 29 products where there was a material investment made in the research and development activities relating to them and a set amount of development work had been completed in respect of them. The most significant of these products was tramadol HCl and acetaminophen tablets valued at $30,000. Of the remaining products, no single product was valued at more than $4,900. The development work on 16 of these products was considered complete and ANDAs for 14 of the products were filed with the FDA; however, the value of the products was expensed, consistent with the Company’s accounting policies, as disclosed in “Note-1-Summary of Significant Accounting Polices” and in accordance with FASB No. 2, “Accounting for Research and Development Costs”, because such products have not yet been approved by the FDA.

All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capability of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

The Company also acquired a favorable leasehold interest it valued at $3,820 as part of the Kali acquisition which was recorded in other intangible assets in the third quarter 2004.

Note 9 —	Research and Development Agreements:

To supplement its own internal development program, the Company seeks to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies. To date, the Company has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development. Payments related to these agreements are either expensed as incurred or capitalized in accordance with the Company’s significant accounting policies. The Company believes that the following product development agreements are those that are the most significant to its business.

Optimer Pharmaceutical Corporation

In April 2005, the Company and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“ PAR-101”). Under the terms of the Joint Agreement, Optimer has agreed to fund all expenses associated with the clinical trials of PAR-101, while the Company will be responsible for the clinical development, submission of a NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 is ultimately cleared for marketing, the Company will manufacture and have exclusive rights to market, sell and distribute the PAR-101 in the U.S. and Canada. The Company will pay Optimer a

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

royalty on sales of PAR-101 and also has an option to extend the agreement to include up to three additional drug candidates from Optimer.

Advancis Pharmaceutical Corporation:

In June 2004, Par entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, Par paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. Par paid an additional $14,250 in the first nine months of 2005, which was charged to research and development expense during the period. In August 2005, due to unfavorable results of clinical trials of the Advancis product, the Company fulfilled its obligations and terminated its agreement with Advancis.

Nortec Development Associates, Inc.:

Par and Nortec Development Associates, Inc. (a Glatt company) (“Nortec”) entered into an agreement, dated October 22, 2003, pursuant to which the two companies have agreed to develop additional products that were not part of the two previous agreements between Par and Nortec. During the first two years of the agreement, Par was obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by the Company in fiscal year 2003, $1,000 was paid in fiscal year 2004 and $500 was paid in January 2005. Pursuant to this agreement, as amended, Par has the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that Par shall owe Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first 50% of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. The above option was to lapse on October 15, 2005, however, in September 2005 Par and Nortec agreed to extend the option. The parties have agreed to certain revenue and royalty sharing arrangements before and after Par’s acquisition, if any, of Nortec.

Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.):

In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Aveva filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product’s formulation patent, which expired in May 2003. Under the agreement, Aveva is responsible for the development and manufacture of the products, while Par is responsible for their marketing, sales and distribution. Par has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Aveva $1,167 and $833, respectively, in fiscal years 2001 and 2002, which was charged to research and development expenses. In addition, Par has agreed to pay to Aveva $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.

Note 10 —	Distribution and Supply Agreements:

The Company enters into marketing and license agreements with third parties to market new products and technologies in an effort to broaden its product line. To date, the Company has entered into and is selling product through several of these agreements. The Company believes that the following agreements are those that are the most significant to its business.

Ivax/Teva agreements:

In December 2005, the Company paid $8,000 to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. In December 2005

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the company also announced that it entered into agreements with Teva, Ivax and an affiliate of Teva to purchase eight products that were marketed in the U.S. by Ivax or Teva for $8,500. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.

SmithKline Beecham Corporation:

Par and GSK and certain of its affiliates entered into a license and supply agreement (the “GSK Supply Agreement”), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the United States, including the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend Par’s right to distribute paroxetine if at any time another generic version of Paxil® is not being marketed.

Pentech Pharmaceuticals, Inc.:

In November 2002, the Company amended its agreement (the “Pentech Supply and Marketing Agreement”) with Pentech Pharmaceuticals, Inc. (“Pentech”), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were fully creditable against profit payments to Pentech. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company and Pentech are currently in litigation regarding a dispute over the gross profit share amount. See “Note 15 — Commitments, Contingencies and Other Matters — Legal Proceedings.”

Dr. Reddy’s Laboratories Ltd.:

In April 2001, the Company and Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy”), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the “Reddy Development and Supply Agreement”) covering up to 14 generic pharmaceutical products to be marketed exclusively by Par in the U.S. and certain U.S. territories. Four products covered under this agreement are being marketed by Par. Dr. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The products covered by the Reddy Development and Supply Agreement are in addition to four products being marketed by the Company under prior agreements with Dr. Reddy. Pursuant to these agreements with Dr. Reddy, the Company has agreed to pay Dr. Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of products covered by such agreements.

Genpharm, Inc.:

Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the United States and certain U.S. territories to approximately 40 generic pharmaceutical products. To date, 23 of such products have obtained FDA approval and are currently being marketed by Par. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are five ANDAs for potential products (three of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payables Due To Distribution Agreement Partners:

Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits as defined in each agreement. As of December 31, 2005 and 2004, the Company had payables due to distribution agreement partners of $46,423 and $40,149, respectively.

Note 11 —	Short-Term and Long-Term Debt:

Short-Term Debt

The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of December 31, 2005 and 2004, the Company had recorded $2,691 and $4,142, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt

	December 31,	December 31,
	2005	2004

Senior subordinated convertible notes(a)	$200,000	$200,000
Other(b)	274	481

	200,274	200,481
Less current portion	(206)	(206)

	$200,068	$200,275

(a)	Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into Common Stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date.

(b)	Includes primarily amounts due under capital leases for computer equipment.

Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $206 in 2006 and $68 in 2007. In addition, the Company has senior subordinated convertible notes in the aggregate principal amount of $200,000 that will mature on September 30, 2010, unless earlier converted or repurchased.

During fiscal years 2005, 2004 and 2003, the Company incurred interest expense of $5,878, $5,917 and $1,606, respectively. Interest accrued on the senior subordinated convertible notes since September 30, 2005 is payable on March 30, 2006.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004	2003

Income from continuing operations	$18,880	$32,261	$124,121
Loss from discontinued operations	(27,130)	(3,015)	(1,588)

Net (loss) income	$(8,250)	$29,246	$122,533
Basic:
Weighted average number of common shares outstanding	34,191	34,142	33,483

Income from continuing operations	$0.55	$0.94	$3.71
Loss from discontinued operations	(0.79)	(0.08)	(0.05)

Net (loss) income per share of common stock	$(0.24)	$0.86	$3.66

Assuming dilution:
Weighted average number of common shares outstanding	34,191	34,142	33,483
Effect of dilutive options	244	731	1,155

Weighted average number of common and common equivalent shares outstanding	34,435	34,873	34,638

Income from continuing operations	$0.55	$0.93	$3.58
Loss from discontinued operations	(0.79)	(0.09)	(0.04)

Net (loss) income per share of common stock	$(0.24)	$0.84	$3.54

Outstanding options and warrants of 3,612, 1,479, and 175 as of December 31, 2005, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock and would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes were not included in the computation of diluted earnings per share as of December 31, 2005. The warrants are exercisable for an aggregate of 2,253 shares of Common Stock at an exercise price of $105.20 per share.

Note 13 —	Stockholders’ Equity:

Preferred Stock:

In 1990, the Company’s stockholders authorized 6,000 shares of preferred stock, par value $.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance. At December 31, 2005 and 2004, the Company did not have preferred stock issued and outstanding.

Dividend:

The Company did not pay any dividends to holders of its Common Stock in fiscal years 2005, 2004 and 2003.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income:

	For the Years Ended December 31,
	2005	2004	2003

Net (loss) income	$(8,250)	$29,246	$122,533
Other comprehensive (losses) gains:
Defined benefit pension plan, net of tax	(53)	(100)	(118)
Unrealized (loss) gain on marketable securities, net of tax	(1,165)	1,084	(1,555)

Other comprehensive (losses) gains	(1,218)	984	(1,673)

Comprehensive (loss) income	$(9,468)	$30,230	$120,860

Treasury Stock:

In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s Common Stock. The repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Common Stock acquired through the repurchase program is and will be available for general corporate purposes. At December 31, 2005, the Company had repurchased 849 shares of its Common Stock for approximately $32,178 pursuant to the program.

Purchased Call Options:

Concurrently with the sale of the subordinated convertible notes described above, the Company purchased call options on its Common Stock (the “purchased call options”) designed to mitigate the potential dilution from conversion of the convertible notes. Under the terms of the purchased call options, the Company has the right to purchase the aggregate number of shares of its Common Stock that the Company would be obligated to issue upon conversion of the convertible notes, up to a maximum of 2,253 shares, from an affiliate of one of the initial purchasers (the “Counterparty”) at a purchase price of $88.76 per share, the initial conversion price of the notes. The Company has the option to settle the purchased call options with the Counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $88.76 per share. The cost of the purchased call options of $49,368 was charged to additional paid-in-capital on the Company’s consolidated balance sheets. The cost of the purchased call options was partially offset by the sale of warrants to acquire shares of the Common Stock (the “sold warrants”) by the Counterparty. The sold warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share. The sold warrants may be settled, at the Company’s option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the Common Stock exceeds $105.20 per share. The gross proceeds from the sold warrants of $32,563 were recognized as additional paid-in-capital on the Company’s consolidated balance sheets. The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected and the convertible notes are converted at a time when the market price of the Common Stock exceeds $88.76 per share. If the market price of the Common Stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there would be dilution from the conversion of the convertible notes only to the extent that the then market price per share of the Common Stock exceeds $105.20 at the time of conversion.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An aggregate of 1,000 shares of Common Stock has been reserved for sale to employees under the Program. Employees purchased 18 and 12 shares in fiscal years 2005 and 2004, respectively. At December 31, 2005, 777 shares remain available for issuance and sale under the Program.

Stock Options:

The following is a summary of stock option activity in each of the periods as indicated:

	For the Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,217	$37.78	3,376	$28.83	3,764	$23.04
Granted	1,218	37.21	1,382	56.30	1,242	38.38
Exercised	(113)	19.24	(385)	23.24	(1,506)	22.56
Canceled/Surrendered	(188)	43.08	(156)	44.81	(124)	24.69

Outstanding at end of year	5,134	37.86	4,217	37.78	3,376	28.83

At December 31, 2005, 2004 and 2003, exercisable options amounted to 3,392, 1,232, and 463, respectively. The weighted average exercise prices of the options for these periods were $39.37, $29.89, and $24.18, respectively. Exercise price ranges and additional information regarding the 5,134 options outstanding at December 31, 2005 follows:

	Outstanding Options			Exercisable Options
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price Range	of Options	Exercise Price	Remaining Life	of Options	Exercise Price

$ 2.25	26	$2.25	1.8 years	26	$2.25
$ 4.13 to $ 5.69	102	$5.20	4.5 years	102	$5.21
$ 7.63	186	$7.63	5.0 years	120	$7.63
$21.65 to $31.70	2,317	$29.26	5.4 years	1,828	$29.92
$32.00 to $48.75	1,368	$39.42	8.7 years	221	$41.56
$53.40 to $72.54	1,135	$62.19	7.6 years	1,095	$62.29

In fiscal year 2004, the Company’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”). The 2004 plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of the Company or others. The 2004 Plan became effective on April 8, 2004 and will continue until April 8, 2014 unless terminated sooner. The Company has reserved 5,393 shares of Common Stock for issuance of stock options and reserved an additional 2,597 shares of Common Stock for issuance of restricted stock and restricted stock units under the 2004 plan. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years. In fiscal year 2005, the Company granted 223 restricted shares of Common Stock to certain key employees and 18 restricted stock units to certain directors. In fiscal year 2004, the Company issued 45 restricted shares of Common Stock to an employee and two restricted stock units to a director. The restricted stock and the restricted stock units vest over four years. The Company recorded $2,959 and $239 of compensation expense in fiscal year 2005 and 2004, respectively, related to the restricted stock and restricted stock units.

In fiscal year 2001, the Company’s stockholders approved the 2001 Performance Equity Plan (the “2001 Plan”), which was subsequently amended at the Company’s 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company or to others.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In fiscal year 2000, the Board adopted the 2000 Performance Equity Plan (the “2000 Plan”), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective March  23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company has reserved 1,025 shares of Common Stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.

In fiscal year 1998, the Company’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors’ Plan became effective October 28, 1997 and will continue until October 28, 2013 unless earlier terminated. Options granted under the 1997 Directors’ Plan will become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years. Pursuant to the amendment, the Company increased the number of shares of Common Stock for issuance under the 1997 Directors’ Plan to 650 and extended the expiration date of the 1997 Directors’ Plan from October 28, 2007 to October 28, 2013.

Under all the stock option plans, the stock option exercise price of all the options granted equaled the market price on the date of grant. At December 31, 2005 and 2004, options for 4,415, and 1,485 shares, respectively, were available for future grant under the Company’s various stock option plans. In addition, at December 31, 2005 and 2004, 2,356 and 353 restricted stock and restricted stock units, respectively, were available for future grant.

As permitted under SFAS No. 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS No. 123, as amended by SFAS No. 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that Standard. The fair value of the options granted during each of the years ended December 31, 2005, 2004 and 2003 were estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

	For the Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.8%	3.9%	4.0%
Expected term	5.0 years	4.9 years	4.8 years
Expected volatility	58.6%	60.1%	61.2%

It is assumed that no dividends will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2005, 2004, and 2003 were $18.57, $31.33, and $24.04, respectively. In connection with the adoption of SFAS 123R, the Company will begin expensing stock options in 2006 based on their fair values.

In October 2004, the Board adopted a stockholder rights plan designed to ensure that all stockholders of the Company receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The adoption of the rights plan is intended to deter partial and “two step” tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders. The rights plan was not adopted in response to any known offers for the Company and is similar to stockholder rights plans adopted by many other public companies.

To implement the rights plan, the Board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004. The rights will be distributed as a non-taxable dividend and will expire on October 27, 2014. The rights will be evidenced by the underlying Company Common Stock, and no separate preferred stock purchase rights certificates will presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of the Company’s Common Stock.

If a person or group acquires or commences a tender offer for 15% or more of the Company’s Common Stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of the Company’s newly-created Series A Junior Participating Preferred Stock, or the number of shares of the Company’s Common Stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s Common Stock on the date of the occurrence of such an event. The Board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person or group acquires 15% or more of the Company’s Common Stock.

Note 14 —	Income Taxes:

The components of the Company’s (benefit) provision for income taxes on income from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the Years Ended December 31,
	2005	2004	2003

Current income tax (benefit) provision:
Federal	$(9,806)	$57,485	$69,363
State	(1,446)	8,454	10,200

	(11,252)	65,939	79,563

Deferred income tax provision (benefit):
Federal	8,989	(41,109)	(382)
State	1,322	(6,046)	(56)

	10,311	(47,155)	(438)

	$(941)	$18,784	$79,125

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) as of December 31, 2005 and 2004 are as follows:

Deferred tax asset, net:

	December 31,	December 31,
	2005	2004

Current deferred assets:
Accounts receivable	$24,684	$45,336
Inventories	7,113	4,288
Accrued expenses	475	476
Purchased call options	2,576	2,350
Net operating loss carryforwards	3,504	—
Other	—	130

	38,352	52,580

Non-current deferred assets:
Purchased call options	11,522	14,142
Investments	4,077	301
Asset impairment reserve	6,323	34
Research and development expenses	—	377
BMS asset purchase agreement	1,247	985
Advancis payment	—	1,755
Other options	3,234	1,932
Intangible assets	29,992	32,664
Kali deferred income	897	897
Other	200	783

	57,492	53,870

Deferred tax assets	95,844	106,450

Deferred liabilities:
Fixed assets	(5,810)	(6,683)
Genpharm distribution agreement	(2,113)	(2,394)
Other	—	(18)

	(7,923)	(9,095)

Net deferred tax asset	$87,921	$97,355

The exercise of stock options in fiscal years 2005 and 2004, respectively, resulted in tax credits of $591 and $7,136, which were charged to additional paid-in capital. Due to the closing of statutory periods the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 in the third quarter of 2005 related to net operating loss carryforwards and tax credits and recorded a credit in additional paid in capital of $16,819 due primarily to the tax deductions for warrants and stock options. The benefit lowered the effective tax rate for fiscal year 2005. The Company has certain reserves for tax contingencies for other specified matters.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2005	2004	2003

Federal statutory tax rate	35%	35%	35%
State tax — net of federal benefit	4	4	4
Research and development tax credit benefit	(1)	—	—
Resolution of tax contingencies	(40)	—	—
Other (permanent items)	(3)	(2)	—

Effective tax rate	(5)%	37%	39%

Note 15 —	Commitments, Contingencies and Other Matters:

Leases:

At December 31, 2005, the Company had minimum rental commitments aggregating $19,231 under non-cancelable operating leases expiring through fiscal year 2014. Amounts payable thereunder are $4,245 in 2006, $3,200 in 2007, $3,163 in 2008, $3,149 in 2009, $2,088 in 2010 and $3,386 thereafter. Rent expense charged to operations in fiscal years 2005, 2004 and 2003 was $3,311, $2,977 and $2,740, respectively.

Retirement Plans:

The Company has a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee. Participants in the Retirement Savings Plan become vested with respect to 20% of the Company’s contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. The Company’s provisions for this plan and the defined benefit plan discussed below were $3,715 in fiscal year 2005, $2,974 in fiscal year 2004 and $2,567 in fiscal year 2003. In fiscal year 1998, the Company merged a defined contribution social security integrated retirement plan into the Retirement Savings Plan. In February 2006, 2005 and 2004, respectively, the Company made discretionary contributions to the Retirement Savings Plan of approximately $2,700 for Plan year 2005, $2,057 for Plan year 2004 and $2,000 for Plan year 2003.

The Company maintained a defined benefit plan (the “Pension Plan”) that covers eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Because the benefits under the Pension Plan are based on the participants’ length of service and compensation (subject to Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts that are actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. The measurement date of November 1 is used to value the assets and liabilities each year.

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

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets; and (iii) to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the investment return to the Pension Plan consistent with market and economic risk.

The majority of the Pension Plan assets are invested in short-term, high quality debt securities including money market funds, stable value funds and guaranteed interest arrangements. The fair value of the assets of the Pension Plan at December 31, 2005 and 2004 are set forth in the table below.

	December 31,	December 31,
	2005	2004

Equity securities	$861	$287
Debt securities	1,252	1,867

Total assets	$2,113	$2,154

Net pension expense for fiscal years 2005, 2004 and 2003 included the components set forth in the table below.

	For the Years Ended December 31,
	2005	2004	2003

Interest cost	$122	$124	$130
Expected return on Pension Plan assets	(129)	(135)	(135)
Amortization of initial unrecognized transition obligation	51	52	51

Net pension expense	$44	$41	$46

The weighted-average assumptions used to determine benefit obligations for the Pension Plan at December 31, 2005 and 2004 included discount rates of 5.00% and 5.50%, respectively. The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 included discount rates of 5.50%, 5.75% and 6.5%, respectively, and the expected long-term rates of return on plan assets of 6.25%, 6.50% and 6.50%, respectively.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of the Pension Plan’s benefit obligations, assets and funded status.

	December 31,	December 31,
	2005	2004

Change in Benefit Obligation
Benefit obligation at the beginning of the year	$2,309	$2,228
Interest cost	122	124
Actuarial loss	161	96
Benefits paid	(141)	(139)

Benefit obligation at the end of the year	$2,451	$2,309

Change in Plan Assets
Fair value of Pension Plan assets at the beginning of the year	$2,154	$2,137
Actual return on assets	73	131
Employer contributions	27	25
Benefits paid	(141)	(139)

Fair value of Pension Plan assets at the end of the year	$2,113	$2,154

Funded Status of Plan
Under funded status	$(337)	$(154)
Unrecognized net actuarial loss	435	217
Unrecognized transition obligation	126	177

Net amount recognized	$224	$240

Amounts recognized in the consolidated balance sheets consist of:

	December 31,	December 31,
	2005	2004

Accrued benefit cost	$(337)	$(154)
Intangible assets	126	176
Accumulated other comprehensive loss	435	218

Net amount recognized	$224	$240

In accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” the Company recorded an additional minimum pension liability for underfunded plans of $561 and $394 for fiscal years 2005 and 2004, respectively, representing the excess of underfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset, except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities would be charged directly to stockholders’ equity. As of December 31, 2005, $435 of the excess minimum pension liability resulted in a charge to equity. As of December 31, 2004, $218 of the excess minimum pension liability resulted in a charge to equity.

The Company, upon the recommendation of the Audit Committee of its Board, determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31,2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The Pension Plan currently covers 53 active and 23 terminated vested participants. The Company has begun the process of filing for termination of the Pension Plan with the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Due to an increased number of plan terminations occurring nationwide, it is expected that the formal termination process will take approximately one

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. During this time period, the Pension Plan’s assets will remain invested in bonds and cash equivalents. Upon approval of the termination, the Company will purchase annuities for each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (“SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. Pension benefits payable under the Pension Plan are expected to be $230 in 2006. Due to the expected plan termination, the Company expects to contribute approximately $337 to the plan which represents the current underfunded status.

Legal Proceedings:

Contractual Matters

On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share. This case is currently in discovery, and the court has cross motions for partial summary judgment under consideration. The Company intends to defend vigorously this action.

Endo Pharmaceuticals Holding Inc (“Endo”) has brought an arbitration against the Company pursuant to the rules of the Institute of Conflict Prevention and Resolution, an alternative dispute resolution forum similar to the American Arbitration Association. Endo claims that Par has breached a contractual obligation to share paroxetine revenues with Endo. Par has denied these allegations in their entirety. Par intends to defend vigorously this action.

The Company and Genpharm are parties to several contracts relating to numerous products currently being sold or under development. Genpharm has alleged that the Company is in violation of those agreements and has brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company has denied any violation of such agreements and has asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with Par. The Company intends to both defend and prosecute this action vigorously.

Patent Related Matters

On June 29, 2005, Janssen Pharmaceutical N.V., Janssen, L.P., and Synaptech, Inc. (collectively “Janssen”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. Janssen alleged that Par infringed U.S. Patent No. 4,663,318 (the “‘318 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide. Par denies Janssen’s allegation, asserting that the ‘318 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ‘318 patent. The case is now consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the ‘318 patent. The Company intends to defend vigorously this action and pursue its counterclaims against Janssen.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Par is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. The Company has moved to dismiss this claim and the motion to dismiss is pending. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove.

On July 15, 2003, the Company and Par filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company and Par alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement is willful. Roxane has denied these

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that Par’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. Par intends to vigorously pursue this action.

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

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Par is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali. Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against Par, and to include a claim for damages against Par and Kali. Par and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, invalid and unenforceable for inequitable conduct. On October 21, 2005, Ortho-McNeil received a notice of allowance of a reissue of an application filed in connection with the ‘691 patent. It is not known when or if a reissue patent will be granted. The Company is assessing any impact of the potential reissue of this patent. The Company intends to defend vigorously this action.

As a result of Par’s filing of the ANDA for latanoprost (Xalatan®), Pharmacia Corporation and the Trustees of Columbia University (collectively, the “Plaintiffs”) filed a lawsuit against Par on December 21, 2001 in the United States District Court for the District of New Jersey, alleging patent infringement. The Plaintiffs sought an injunction enjoining approval of the Company’s ANDA and the marketing of its generic product prior to the expiration of their patents. On February 8, 2002, Par answered the complaint and filed a counterclaim, which sought a declaration that the patents-in-suit are invalid, unenforceable and/or not infringed by Par’s products and that the extension of the term of one of the patents was invalid. The trial concluded in March 2004 and on July 6, 2004 the Court issued an opinion and order ordering that judgment be entered in favor of the Plaintiffs on their claims of infringement of U.S. Patent Nos. 4,599,353 (expires July 28, 2006) and 5,296,504 (expires March 22, 2011); that the effective date of approval of Par’s ANDA shall be a date which is not earlier than the dates of expiration of those patents; and that Par is enjoined from engaging in the commercial manufacture, use, offer to sell, or sale within the United States, or importation into the United States, of any drug product covered by, or the use of which is covered by, those two patents. As to the third patent asserted by the Plaintiffs, U.S. Patent No. 5,422,368, the Court dismissed the Plaintiffs’ infringement claims and declared that the patent is unenforceable due to inequitable conduct. The Court further dismissed all of the parties’ claims for attorneys’ fees. Both Par and the Plaintiffs had filed notices of appeal which are pending in the United States Court of Appeals for the Federal Circuit. Par appealed the Court’s decision only insofar as it relates to U.S. Patent No. 5,296,504. The appeals were argued on June 10, 2005. On August 10, 2005, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the District Court.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Industry Related Matters

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

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming Par (among other companies) as a defendant. Par intends to defend vigorously these actions.

The Company cannot predict with certainty at this time the outcome or the effects on the Company of the above listed actions. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.

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

Other Matters

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

Note 16 — Discontinued Operations — Related Party Transaction:

In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman had resigned from PRX’s Board of Directors. The transfer included all the assets and liabilities of FineTech, including $2,652 of cash. The transfer resulted in a pre-tax loss on sale of $38,018, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the loss were severance payments of $642, which was paid in January 2006, and the acceleration of restricted stock and stock options which resulted in an additional loss of $1,297. The results of FineTech operations have been classified as discontinued for all periods presented.

The following table shows revenues and pre-tax loss from the discontinued operations:

	For the Years Ended December 31,
	2005	2004	2003

Revenues	$150	$909	$2,228
Pre-tax loss from operations	(4,957)	(4,942)	(2,603)
Pre-tax loss on sale of discontinued operations	(38,018)	—	—

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005 and 2004:

	December 31,	December 31
	2005	2004

Inventory	$838	$66
Other current assets	134	297
Property, plant and equipment, net	972	6,248
Intangibles	—	4,656
Goodwill	—	24,662
Deferred tax applicable to discontinued operations	—	(2,310)

Total assets held for sale	1,944	33,619
Accounts payable	1,381	1,628
Accrued expenses	563	125

Total liabilities	1,944	1,753

Net assets held for sale	$—	$31,866

Note 17 — Segment Information:

Starting in the third quarter of 2005, the Company operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals. Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs. In the third quarter of 2005, the Company shipped its first branded product, Megace® ES.

The business segments of the Company were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Certain of the Company’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses, are allocated between the two segments based on assumptions determined by the Company’s management.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial data for the business segments are as follows:

	2005	2004	2003

Revenues:
Generic	$416,547	$689,107	$659,460
Branded	16,647	—	—

Total revenues	433,194	689,107	659,460
Gross Margin:
Generic	162,672	248,409	283,203
Branded	12,741	—	—

Total gross margin	175,413	248,409	283,203
Operating income (loss):
Generic	44,305	79,024	203,580
Branded	(41,504)	(26,668)	—

Total operating income	2,801	52,356	203,580
Other expense, net	(345)	(313)	(95)
Net investment gain	16,013	—	—
Interest expense, net	(530)	(998)	(239)
(Benefit) provision for income taxes	(941)	18,784	79,125

Income from continuing operations	$18,880	$32,261	$124,121

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

In fiscal year 2005, sales of the Company’s top selling products (products that have net sales in excess of 4% of total revenues), tramadol HCl and acetaminophen tablets, megestrol oral suspension (generic and brand), paroxetine, fluoxetine (Prozac®), Ibuprofen Rx (Advil®, Nuprin®, Motrin®), lovastatin (Mevacor®), Mercatopurine (Purinethol®) and Quinapril (Accupril®) were $67,961, $40,819, $35,709,$21,659, $18,899, $16,521, $16,374 and $16,137, respectively, accounting for approximately 54% of its consolidated revenues. In fiscal year 2004, sales of the Company’s top selling products, paroxetine, megestrol oral suspension (generic), fluoxetine, glyburide metformin (Glucovance®) and Lovastatin were $222,044, $67,804, $46,552, $38,135 and $30,007, respectively, accounting for approximately 59% of its consolidated revenues. In fiscal year 2003, sales of the Company’s top selling products, paroxetine, megestrol oral suspension (generic), fluoxetine, tizanidine (Zanaflex®) and ranitidine (Zantac®) were $192,479, $88,222, $91,069, $32,221 and $26,171, respectively, accounting for approximately 65% of its consolidated revenues.

Note 18 —	Subsequent Events

In February 2006, Par and Abrika amended their collaboration agreement and Par advanced Abrika $9,000. Abrika will earn the funds only upon the FDA’s final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if they do not receive FDA approval within two years of the amendment.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for fiscal years of 2005 and 2004 is included in the table below:

	Fiscal Quarters Ended
	April 4,	July 3,	Oct. 2,	Dec. 31,
	2005	2005	2005	2005

Total revenues	$97,450	$117,038	$118,668	$100,038
Gross margin	39,594	49,584	54,348	31,887
Income (loss) from continuing operations	2,694	209	25,846	(9,869)
Loss from discontinued operations	(717)	(830)	(566)	(25,017)
Net income (loss)	1,977	(621)	25,280	(34,886)
Net income (loss) per common share
Basic:
Income (loss) from continuing operations	$0.08	$0.01	$0.76	$(0.29)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.73)

Net income (loss)	$0.06	$(0.02)	$0.74	$(1.02)
Diluted:
Income (loss) from continuing operations	$0.08	$0.01	$0.76	$(0.29)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.73)

Net income (loss)	$0.06	$(0.02)	$0.74	$(1.02)

	Fiscal Quarters Ended
	April 4,	July 4,	Oct. 3,	Dec. 31,
	2004	2004	2004	2004

Total revenues	$211,342	$212,283	$151,456	114,026
Gross margin	70,774	73,587	59,696	44,352
Income (loss) from continuing operations	30,659	30,498	(34,075)	5,179
Loss from discontinued operations	(453)	(638)	(1,010)	(914)
Net income (loss)	30,206	29,860	(35,085)	$4,265
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.89	$0.89	$(1.00)	$0.15
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.02)

Net income (loss)	$0.88	$0.87	$(1.03)	$0.13
Diluted:
Income (loss) from continuing operations	$0.86	$0.87	$(1.00)	$0.15
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)

Net income (loss)	$0.85	$0.85	$(1.03)	$0.12