Form 10-Q
period 2006-04-02
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2006-05-12
CIK 878088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of May 3, 2006:
35,049,352

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 2, 2006

PAGE
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated balance sheets as of April 2, 2006 and December 31, 2005 (unaudited)	3

Consolidated statements of operations for the three months ended April 2, 2006 and April 3, 2005 (unaudited)	4

Consolidated statements of cash flows for the three months ended April 2, 2006 and April 3, 2005 (unaudited)	5

Notes to consolidated financial statements	6-21

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3 Quantitative and Qualitative Disclosures about Market Risk	30-31

Item 4 Controls and Procedures	31

PART II OTHER INFORMATION

Item 1 Legal Proceedings	31-34

Item 1A Risk Factors	34

Item 6 Exhibits	34

SIGNATURES	35
EMPLOYMENT AGREEMENT DATED FEBRUARY 10,2006
RULE 13a-14(a) CERTIFICATION BY PRESIDENT AND CEO
RULE 13a-14(a) CERTIFICATION BY CFO
SECTION 906 CERTIFICATION BY PRESIDENT AND CEO
SECTION 906 CERTIFICATION BY CFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	April 2,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,702	$93,438
Available for sale securities	103,092	103,066
Accounts receivable, net	234,401	143,608
Inventories	117,568	100,945
Prepaid expenses and other current assets	14,019	19,556
Deferred income tax assets	43,264	38,352
Income taxes receivable	9,642	18,859
Assets held for sale	—	1,944

Total current assets	567,688	519,768

Property, plant and equipment, at cost less accumulated depreciation and amortization	87,834	89,135

Available for sale securities	4,143	3,741

Investments	23,651	21,741

Intangible assets, net	48,513	39,356

Goodwill	55,659	55,659

Deferred charges and other assets	16,414	8,048

Non-current deferred income tax assets, net	48,492	49,569

Total assets	$852,394	$787,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$1,791	$2,897
Accounts payable	51,283	55,611
Payables due to distribution agreement partners	97,437	46,423
Accrued salaries and employee benefits	7,736	12,920
Accrued expenses and other current liabilities	29,872	25,739
Income taxes payable	11,909	11,879
Liabilities held for sale	—	1,944

Total current liabilities	200,028	157,413

Long-term debt, less current portion	200,044	200,068
Other long-term liabilities	330	561
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.0001 per share; authorized 6,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized: 90,000,000 shares; issued 35,889,442 and 35,114,026 shares	359	351
Additional paid-in capital	230,741	217,233
Retained earnings	253,877	245,476
Accumulated other comprehensive (loss)	(240)	(1,907)
Treasury stock, at cost, 866,042 and 848,588 shares	(32,745)	(32,178)

Total stockholders’ equity	451,992	428,975

Total liabilities and stockholders’ equity	$852,394	$787,017

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Revenues:
Net product sales	$173,608	$91,037
Other product related revenues	224	6,413

Total revenues	173,832	97,450
Cost of goods sold	118,470	57,856

Gross margin	55,362	39,594

Operating expenses:
Research and development	13,699	15,519
Selling, general and administrative	28,426	21,102

Total operating expenses	42,125	36,621

Operating income	13,237	2,973

Other expense, net	(685)	(30)
Net investment gain	—	1,353
Interest income (expense), net	519	(152)

Income from continuing operations before provision for income taxes	13,071	4,144
Provision for income taxes	4,670	1,450

Income from continuing operations	8,401	2,694

Discontinued operations:
Loss from discontinued operations	—	(1,156)
Benefit for income taxes	—	(439)

Loss from discontinued operations	—	(717)

Net income	$8,401	$1,977

Basic income (loss) per share of common stock:
Income from continuing operations	$0.25	$0.08
Loss from discontinued operations	—	(0.02)

Net income	$0.25	$0.06

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.24	$0.08
Loss from discontinued operations	—	(0.02)

Net income	$0.24	$0.06

Weighted average number of common shares outstanding:
Basic	34,259	34,137
Diluted	34,461	34,646
The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$8,401	$2,694
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(4,874)	6,797
Depreciation and amortization	5,467	3,160
Allowances against accounts receivable	14,003	(18,044)
Loss on disposal of fixed assets	955	—
Gain on investments	—	(1,318)
Stock compensation expense	4,357	893
Other	627	(2)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(104,796)	15,147
Increase in inventories	(16,623)	(13,831)
Decrease in prepaid expenses and other assets	3,789	3,802
Increase (decrease) in accounts payable	4,401	(6,390)
Increase (decrease) in payables due to distribution agreement partners	51,014	(944)
Decrease in accrued expenses and other liabilities	(1,051)	(8)
Increase (decrease) in income taxes payable/receivable	8,999	(7,167)
Loss from discontinued operations	—	(717)
Non-cash charges and changes in discontinued operating assets and liabilities	—	(459)

Net cash used in operating activities	(25,331)	(16,387)

Cash flows from investing activities:
Capital expenditures	(6,371)	(5,146)
Purchases of intangibles	(12,088)	—
Advance for product rights	(9,000)	—
Acquisition of subsidiary, contingent payment	(2,500)	(2,500)
Proceeds from sale of investment	—	1,846
Proceeds from sales of available for sale securities	—	43,665
Purchases of available for sale securities	(67)	(15,000)
Other	—	(25)

Net cash (used in) provided by investing activities	(30,026)	22,840

Cash flows from financing activities:
Proceeds from issuances of common stock	8,756	1,033
Purchases of treasury stock	(567)	—
Principal payments under long-term debt and other borrowings	(1,130)	(1,956)
Excess tax benefit	562	—

Net cash provided by (used in) financing activities	7,621	(923)

Net (decrease) increase in cash and cash equivalents	(47,736)	5,530
Cash and cash equivalents at beginning of period	93,438	36,534

Cash and cash equivalents at end of period	$45,702	$42,064

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes, net	$225	$1,379

Interest	$2,901	$2,915

Non-cash transactions:
Tax benefit from exercise of stock options/restricted stock	$314	$214

Increase in fair value of available for sale securities and investments	$2,290	$9,005

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
     Par Pharmaceutical Companies, Inc. (the “Company”) operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. (“Par”), in two business segments, the manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals principally in the United States. The Company also wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products and products in the semi-solid form of a cream.
     In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005. The Company transferred FineTech to a former officer and director of the Company for no consideration.
Note 1 - Basis of Preparation:
     The accompanying consolidated financial statements at April 2, 2006 and for the three month periods ended April 2, 2006 and April 3, 2005 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements at such date.
     Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States for audited financial statements. Accordingly, these statements should be read in conjunction with the Company’s most recent annual consolidated financial statements.
     Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years. Certain items in the consolidated financial statements for the prior corresponding period have been reclassified to conform to the current period’s financial statement presentation.
Note 2 – New Accounting Pronouncements:
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in a Company’s income statement based on their grant-date fair values. In April 2005, the SEC amended the date for compliance with SFAS 123R. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method, compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for employee stock-based compensation. Under SFAS 123R, the Company will recognize stock-based compensation ratably over the service period applicable to the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed by SAB 107 in connection with its adoption of SFAS 123R.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
Note 3 - Stock-Based Compensation:
     Effective January 1, 2006, the Company adopted SFAS 123R. Prior to adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of adopting the new Standard. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. As a result of SFAS 123R, $562 of excess tax benefits for the three months ended April 2, 2006 had been classified as a financing cash inflow.
     The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options generally vest ratably over four years and have a maximum term of ten years.
     The following table illustrates the effects on net income and net income per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three months ended April 3, 2005:

Three Months
Ended
April 3,
2005
Net income, as reported	$1,977

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	383
Deduct: Stock-based employee compensation expense determined under the fair value-based method, net of related tax effects	(20,734)

Pro forma net loss	$(18,374)

Net income (loss) per share of common stock:

As reported -Basic	$0.06

As reported -Diluted	$0.06

Pro forma -Basic	$(0.54)

Pro forma -Diluted	$(0.54)

     In February 2005, the Company accelerated the vesting of 820 outstanding non-vested stock options, which represented all stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grant, was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
approximately $7,333. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R.
     As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of unvested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on sale of discontinued operations in fiscal 2005 due to the acceleration of the restricted stock. The exercise price of 120 of the accelerated stock options was below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.
Stock Options
     The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Risk-free interest rate	4.4%	3.5%
Expected life (years)	3.0	4.9
Expected volatility	43.0%	59.0%
     It is assumed that no dividends will be paid during the entire term of the options. The weighted average per share fair values of options granted in the first quarters of 2006 and 2005 were $11.12 and $21.98, respectively. The Company calculates expected volatility for stock options using historical volatility over the period equivalent to the option life assumption. The Company estimates a 3% forfeiture rate for the stock options based on historical results. The impact on previously reported pro forma disclosures under SFAS 123 where forfeitures were recognized as incurred is not material. The current risk-free interest rate is based on the Federal Reserve treasury rate at the time of grant for periods corresponding with the expected life of the option.
     Set forth below is the impact on the Company’s results of operations of recording stock-based compensation from stock options for the three month period ended April 2, 2006:

Three Months
Ended
April 2,
2006
Cost of sales	$212
Research and development	531
Selling, general and administrative	1,911

Total	2,654
Tax benefit of stock-based compensation	(1,008)

$1,646

     The incremental stock based compensation expense decreased both basic and diluted earnings per share by $0.05 per share.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at January 1, 2006	5,134	$37.86
Granted	826	32.96
Exercised	(388)	21.84		$3,885
Forfeited	(191)	52.08

Balance at April 2, 2006	5,381	$37.76	7.59	$6,567

Exercisable at April 2, 2006	2,978	$39.97	6.57	$4,721

Vested and expected to vest	5,176	$37.85	7.53	$6,537

     The total fair value of shares vested during the three month period ended April 2, 2006 was $2,945.
Restricted Stock/Restricted Stock Units
     Restricted stock and restricted stock units vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.
     The impact on the Company’s results of operations from recording stock-based compensation from restricted stock for the three month periods ended April 2, 2006 and April 3, 2005 was as follows:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Cost of sales	$96	$22
Research and development	566	147
Selling, general and administrative	1,014	485

Total	1,676	654
Tax benefit of stock-based compensation	(637)	(248)

	$1,039	$406

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
     The following is a summary of the Company’s restricted stock activity:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Unvested balance at December 31, 2005	277	$40.05
Granted	400	33.35
Vested	(68)	41.40	$1,922
Forfeited	(8)	33.62

Unvested balance at April 2, 2006	601	$35.52	$16,931

     As of April 2, 2006, the total compensation cost related to all unvested equity awards granted to employees but not yet recognized was approximately $46,027. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.92 years.
Employee Stock Purchase Program:
     The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of Common Stock at a discount of up to 15% of the fair market value. An aggregate of 1,000 shares of Common Stock has been reserved for sale to employees under the Program. Employees purchased 10 shares during the three months ended April 2, 2006 and the Company recorded an expense of $27 due to their 15% discount from fair market value.
Note 4 - Available for Sale Securities:
     At April 2, 2006 and December 31, 2005, all of the Company’s investments in marketable securities were classified as available for sale and, as a result, were reported at their fair values. The following is a summary of the Company’s available for sale securities at April 2, 2006:

		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by United States government and agencies	$80,778	$—	$(980)	$79,798
Debt securities issued by various state and local municipalities and agencies	13,947	—	(254)	13,693
Other marketable debt securities	14,440	—	(696)	13,744

Total	$109,165	$—	$(1,930)	$107,235

     The following is a summary of the Company’s available for sale securities at December 31, 2005:

		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by United States government and agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Total	$109,165	$—	$(2,358)	$106,807

     The Company had $1,683 and $2,111 of unrealized losses related to available for sale securities that had been in a loss position for greater than a year as of April 2, 2006 and December 31, 2005, respectively.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
The following table summarizes the contractual maturities of the Company’s debt securities at April 2, 2006 and December 31, 2005:

	April 2, 2006		December 31, 2005
		Fair		Fair
	Cost	Value	Cost	Value
Less than one year	$34,555	$34,276	$14,555	$14,389
Due between 1-2 years	18,690	18,527	38,690	38,425
Due between 2-5 years	36,345	35,660	36,345	35,745
Due after 5 years	10,225	9,170	10,225	8,790
Other	9,350	9,602	9,350	9,458

Total	$109,165	$107,235	$109,165	$106,807

     The Company reviewed its classification of available for sale securities on its December 31, 2005 consolidated balance sheet and its disclosure for the contractual maturities of its debt securities at December 31, 2005 and concluded that it had not correctly classified a security as non-current and had not correctly disclosed the securities by maturity date. The Company has corrected such classification and disclosure herein since the effect of the correction is immaterial.
     Other includes preferred equities and a high grade investment which invests in various high quality floating rate structured finance securities. They do not have a specific maturity date.
Note 5 - Investments:
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
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represent approximately 11% equity ownership in Optimer. Par and Optimer also have signed a collaboration agreement where Par receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to extend the agreement for up to three additional products. Because Optimer is privately-held, the Company monitors the investment periodically to evaluate whether any changes in fair value become other-than-temporary.
     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, Par and Abrika amended their collaboration agreement and Par advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if they do not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000 plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets. Because Abrika is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than-temporary.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of April 2, 2006, the fair market value of the Advancis common stock held by the Company was $3,290 based on the market value of Advancis’s common stock at that date. The Company recorded an unrealized gain of $1,570 through the first quarter of 2006, which was

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
included in other comprehensive income. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of Advancis’s common stock at that date.
Note 6 - Accounts Receivable:

	April 2,	December 31,
	2006	2005
Gross trade accounts receivable	$370,876	$266,080
Reserves for chargebacks	(76,677)	(77,443)
Reserves for rebates and incentive programs	(32,298)	(23,576)
Returns	(13,862)	(9,291)
Cash discounts and price adjustments	(12,116)	(10,315)
Doubtful accounts	(1,522)	(1,847)

Accounts receivable, net	$234,401	$143,608

     At the time that the Company recognizes revenues for product sales, it simultaneously records estimates for sales allowances, the most significant of which are described below and include rebates, chargebacks, returns, price adjustments and other sales allowances, as reductions to its gross revenues, with corresponding adjustments to its accounts receivable reserves and allowances. The following table summarizes the activity for the three months ended April 2, 2006 and April 3, 2005 in the accounts affected by the estimated provisions described below:

	For the three months ended April 2, 2006
		Provision	Provision
		recorded	recorded
	Beginning	for current	for prior	Credits	Ending
Accounts receivable reserves and allowances	balance	period sales	period sales	processed	balance
Chargebacks	$(77,443)	$(122,057)	$—	$122,823	$(76,677)
Rebates and incentive programs	(23,576)	(37,841)	—	29,119	(32,298)
Returns	(9,291)	(10,403)	(691)	6,523	(13,862)
Cash discounts and price adjustments	(10,315)	(13,131)	—	11,330	(12,116)

Total	$(120,625)	$(183,432)	$(691)	$169,795	$(134,953)

Allowance for doubtful accounts	$(1,847)	$—	$—	$325	$(1,522)

	For the three months ended April 3, 2005
		Provision	Provision
		recorded	recorded
	Beginning	for current	for prior	Credits	Ending
Accounts receivable reserves and allowances	balance	period sales	period sales	processed	balance
Chargebacks	$(93,489)	$(136,971)	$—	$145,690	$(84,770)
Rebates and incentive programs	(23,747)	(22,357)	—	30,341	(15,763)
Returns	(23,392)	(9,549)	(133)	11,288	(21,786)
Cash discounts and price adjustments	(7,168)	(13,857)	(1,937)	15,529	(7,433)

Total	$(147,796)	$(182,734)	$(2,070)	$202,848	$(129,752)

Allowance for doubtful accounts	$(1,847)	$—	$—	$—	$(1,847)

     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements, at negotiated contract prices, with those healthcare providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 46% and 42% of the Company’s net sales were derived from the wholesale distribution channel for

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
the three months ended April 2, 2006 and April 3, 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes and customer inventory information, when available. Due to the relatively quick turnaround related to chargeback processing after the date of sale, the Company believes it has the ability to assess the adequacy of its chargeback reserves following any given period.
     Customer rebates and incentive programs are generally provided to customers as incentives for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. These programs include contracted rebates based on a customer’s purchases made during an applicable monthly, quarterly or annual period. These programs also include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are the rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs and actual rebates and incentive payments made. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for such customers, however, in certain circumstances the Company may allow a customer to purchase additional inventory due to various competitive factors, such as the prospect of a new competitor entering the market. The Company regularly reviews and monitors estimated or actual customer inventory information for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.
     The Company accepts returns of product according to the following criteria: (i) the returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit memo for such returns if the products are returned within six months prior to, and until 12 months following, such products’ expiration date; and (iii) any product that has more than six months until its expiration date may be returned to the Company; however, no credit will be issued to the customer unless the product can be resold. The Company records a provision for returns using a percentage of sales. The percentage is based on historical information, including actual returns by product, estimated shelf-life of product sold and the actual date of product returns. The Company reviews actual returns on a monthly basis and may record additional provisions for a specific return that it believes are not covered by these historical percentages.
     Cash discounts are provided to customers that pay within specified periods of time. Price adjustments include shelf-stock adjustments, including those for price protection, cost differentials and pricing errors. Shelf-stock adjustments are typically provided to a customer when the Company lowers its invoice pricing and provides the customer with a credit for the difference between the old and new invoice prices for the inventory that the customer has on hand at the time of the price reduction. In providing for shelf-stock adjustments, the Company considers market data, including the potential number of companies with competing products and projected launch dates, estimated or actual inventory levels of the customers at the time of a price change and estimated or actual price changes of the affected products. Cost differentials occur when a warehousing chain or other direct customer buys product through a wholesaler and submits a credit to the Company for the difference between its direct price and the price that it paid to the wholesaler. The Company estimates cost differentials based on historical information.
     The Company may provide price protection, which is common in the Company’s industry, due to various competitive factors. Such price protection is provided through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company will generally offer price protection for drugs for which it anticipates significant price erosion through increases in competition. Price protection is offered solely at the discretion of the Company and there are circumstances under which the Company may not afford price protection to certain customers and, consequently, as a matter of business strategy, lose future sales volume to competitors rather than reduce its pricing. At April 2, 2006, the Company did not have any significant price protection reserves. At December 31, 2005, the Company had

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
price protection reserves of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets (Ultracet®) that was fully utilized.
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from its gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves and, therefore, would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales allowances, and no material adjustments were made to these accruals, for the three months ended April 2, 2006 and April 3, 2005.
Note 7 - Inventories:

	April 2,	December 31,
	2006	2005
Raw materials and supplies	$39,127	$37,703
Work-in-process	14,193	12,069
Finished goods	64,248	51,173

	$117,568	$100,945

Note 8 - Intangible Assets, net:

	April 2,	December 31,
	2006	2005
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $108 and $0	$8,379	$—
Ivax Corporation License Agreement, net of accumulated amortization of $1,104 and $132	6,896	7,868
FSC Laboratories, Inc. Agreement, net of accumulated amortization of $2,296 and $2,143	3,526	3,679
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $192 and $115	9,808	9,885
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $6,825 and $6,407	4,875	5,293
Product license fees, net of accumulated amortization of $4,339 and $4,172	1,667	1,834
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $5,597 and $5,416	5,236	5,417
Intellectual property, net of accumulated amortization of $500 and $431	2,226	2,294
Other intangible assets, net of accumulated amortization of $1,568 and $734	5,900	3,086

	$48,513	$39,356

     The Company recorded amortization expense related to intangible assets of $2,979 and $1,122, respectively, for the three month periods ended April 2, 2006 and April 3, 2005. In January 2006, the Company closed on agreements with Teva Pharmaceutical Industries Ltd. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that are currently marketed in the U.S. by Ivax or Teva for $8,487. Also, in January 2006, the Company paid Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors $1,500 for the rights to three products the Company was marketing to which Dr. Gutman was entitled to royalties under a prior agreement with FineTech. This asset was recorded in other intangible assets. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $11,873 in 2006, $9,109 in 2007, $9,155 in 2008, $4,864 in 2009, $4,789 in 2010 and $8,740 thereafter.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
Note 9 - Income Taxes:
     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at April 2, 2006 and December 31, 2005 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development. The increase in deferred tax assets from December 31, 2005 to April 2, 2006 is due primarily to higher accounts receivable as of April 2, 2006. The Company’s effective tax rates for the three months ended April 2, 2006 and April 3, 2005 were 35.7% and 35.0%, respectively.
Note 10 - Changes in Stockholders’ Equity:
     Changes in the Company’s Common stock, Additional paid-in capital and Accumulated other comprehensive income (loss) accounts during the three month period ended April 2, 2006 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)
Balance, January 1, 2006	35,114	$351	$217,233	$(1,907)
Comprehensive income:
Unrealized gains on marketable securities, net of tax	—	—	—	1,397
Defined benefit pension plan	—	—	—	270
Exercises of stock options	388	4	8,468	—
Tax benefit from exercise of stock options	—	—	314	—
Issuances of restricted stock	385	4	—	—
Forfeitures of restricted stock	(8)	—	—	—
Employee stock purchase program	10	—	284	—
Compensatory arrangements	—	—	4,357	—
Other	—	—	85	—

Balance, April 2, 2006	35,889	$359	$230,741	$(240)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Comprehensive income:
Net income	$8,401	$1,977
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	1,397	4,750
Defined benefit pension plan	270	—

Comprehensive income	$10,068	$6,727

     In April 2004, the Company’s board of directors (the “Board”) authorized the repurchase of up to $50,000 of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. Through fiscal year 2005, the Company had repurchased 849 shares of its common stock for approximately $32,178 pursuant to the program.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
In the first quarter of 2006, the Company repurchased 17 shares of its common stock for $567. The Company may still repurchase up to approximately $17,255 of its common stock under the above plan.
Note 11 - Earnings Per Share:
     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended
	April 2,	April 3
	2006	2005
Income from continuing operations	$8,401	$2,694
Loss from discontinued operations	—	(717)

Net income	$8,401	$1,977
Basic:
Weighted average number of common shares outstanding	34,259	34,137

Income from continuing operations	$0.25	$0.08
Loss from discontinued operations	—	(0.02)

Net income per share of common stock	$0.25	$0.06

Assuming dilution:
Weighted average number of common shares outstanding	34,259	34,137
Effect of dilutive options	202	509

Weighted average number of common shares outstanding	34,461	34,646

Income from continuing operations	$0.24	$0.08
Loss from discontinued operations	—	(0.02)

Net income per share of common stock	$0.24	$0.06

     Outstanding options and warrants of 3,960 and 2,196 as of April 2, 2006 and April 3, 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Common Stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of April 2, 2006 and April 3, 2005. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.
Note 12 - Commitments, Contingencies and Other Matters:
Pension Plan:
     The Company maintained a defined benefit plan (the “Pension Plan”) that covered eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants’ length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan is to contribute amounts that are actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees.
     The Company, upon the recommendation of the Audit Committee of its Board, determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The Company has begun the process of filing for termination of

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
the Pension Plan with the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Due to an increased number of plan terminations occurring nationwide, it is expected that the formal termination process will take approximately one year. During this time period, the Pension Plan’s assets will remain invested in bonds and cash equivalents. Upon approval of the termination, the Company will purchase annuities for each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. Pension benefits payable under the Pension Plan are expected to be $230 in 2006. Due to the expected plan termination, the Company expects to contribute approximately $330 to the Plan which represents its underfunded status.
Legal Proceedings:
     Contractual Matters
     On May 3, 2004, Pentech Pharmaceutical, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share. Discovery in this case has concluded. The court recently denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against Par’s fraudulent inducement counterclaim. Par also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, but at the Court’s direction will re-file that motion at a later date. A trial date has not yet been set. The company intends to defend vigorously this action.
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
     Patent Related Matters
     On June 29, 2005, Janssen Pharmaceutica N.V., Janssen, L.P., and Synaptech, Inc. (collectively “Janssen”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. Janssen alleged that Par infringed U.S. Patent No. 4,663,318 (“the ‘318 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide. Par denied Janssen’s allegations and filed counterclaims for declaratory judgments of non-infringement and invalidity of the ‘318 patent. The case was consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the ‘318 patent. Par subsequently converted its Paragraph IV certification to a Paragraph III certification to the FDA, and Janssen agreed to dismiss all claims against Par.
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

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
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
     In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. (“Abbott”) filed a complaint in the United States District Court for the District of New Jersey against Par, alleging that Par’s generic version of TriCor® (fenofibrate) infringes one or more claims of four of their patents based on Par having filed an Abbreviated New Drug Application (“ANDA”) for the accused product with the FDA. Par filed an answer and a counterclaim, alleging non-infringement and invalidity. Par has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification and the case is subject to an administrative dismissal.
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
     Industry Related Matters
     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
GlaxoSmithKline plc, (“GSK”) and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.
     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. The Company has filed a motion to dismiss this complaint. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. On January 6, 2006, the County of Nassau filed an amended complaint naming the Company as a defendant. The Company has filed a motion to dismiss this complaint. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts filed an amended complaint on May 19, 2005, and the defendants, including Par, filed a motion to dismiss the amended complaint on November 14, 2005. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which were removed to federal district court and subsequently remanded to the respective state courts. Following the remand in the State of Alabama, on October 13, 2005, the court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. The State of Alabama filed a Second Amended Complaint on January 11, 2006. Motions to dismiss have been filed by the plaintiffs, including the Company, in both the Commonwealth of Kentucky and the State of Illinois. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Company (among other companies) as a defendant. On April 27, 2006, the State of Hawaii filed a similar complaint naming the Company as a defendant. Par intends to defend vigorously these actions.
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

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
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
Note 13- Discontinued Operations – Related Party Transaction:
     In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The transfer included all the assets and liabilities of FineTech, including $2,652 of cash. The transfer resulted in a pre-tax loss on sale of $38,018, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the loss were severance payments of $642, which were made in January 2006, and the acceleration of restricted stock and stock options that resulted in an additional loss of $1,297. The results of FineTech operations have been classified as discontinued for all periods presented. All expenses incurred by FineTech from January 1, 2006 through the date of transfer were the responsibility of the acquirer.
     The following table shows revenues and pre-tax loss from discontinued operations for the three months ended April 3, 2005:

April 3, 2005
Revenues	$51
Pre-tax loss from operations	(1,156)
     The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005:

December 31,
2005
Inventory	$838
Other current assets	134
Property, plant and equipment, net	972

Total assets held for sale	1,944

Accounts payable	1,381
Accrued expenses	563

Total liabilities	1,944

Net assets held for sale	$—

Note 14- Segment Information:
     The Company operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals. Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on the corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs. In the third quarter of 2005, the Company shipped its first branded product, Megace® ES.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the fiscal quarters ended April 2, 2006 and April 3, 2005
(In Thousands, Except Per Share Amounts)
(Unaudited)
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
     The financial data for the business segments are as follows:

	April 2,	April 3,
	2006	2005
Revenues:
Generic	$165,409	$97,450
Branded	8,423	—

Total revenues	173,832	97,450

Gross Margin:
Generic	49,096	39,594
Branded	6,266	—

Total gross margin	55,362	39,594

Operating income (loss):
Generic	22,183	12,446
Branded	(8,946)	(9,473)

Total operating income	13,237	2,973
Other (expense) income, net	(685)	1,323
Interest income (expense), net	519	(152)
Provision for income taxes	4,670	1,450

Income from continuing operations	$8,401	$2,694

     The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.
     In the first three months of 2006, sales of the Company’s top selling products (products that had net sales in excess of 4% of total revenues for the given period), fluticasone (Flonase®), various amoxicillin products (Amoxil®), megestrol oral suspension (generic and brand) (Megace oral suspension®) and tramadol HCl and acetaminophen tablets, were $57,771, $18,117, $11,177 and $9,191, respectively, accounting for approximately 55% of its consolidated revenues. In the first three months of 2005, sales of the Company’s top selling products, paroxetine, megestrol oral suspension (generic), minocycline (Minocin®), fluoxetine (Prozac®), quinapril HCl (Accupril®), mercaptopurine (Purinethol®), and Ibuprofen Rx (Motrin®) were $11,637, $8,588, $6,410, $6,111, $4,726, $4,187 and $4,140, respectively, accounting for approximately 47% of its consolidated revenues.

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
     These efforts resulted in several new product introductions in the first quarter of 2006, including fluticasone pursuant to a supply and distribution agreement with GSK, and eight other products pursuant to an agreement with Teva and Ivax.
     The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that Par has licensed from Bristol-Myers Squibb Company (“BMS”).
     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because a substantial portion of the Company’s current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company’s business, financial condition, prospects and results of operations.
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
     The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see “Notes to Consolidated Financial Statements — Note 13 – Discontinued Operations-Related Party Transaction”).
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payments at fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations (see “Notes to Consolidated Financial Statements — Note 3 – Stock-Based Compensation”).
     The following table shows the revenues, gross margin dollars, and operating income (loss) by segment for the three months ended April 2, 2006 and April 3, 2005:

	April 2,	April 3,
	2006	2005
Revenues:
Generic	$165,409	$97,450
Branded	8,423	—

Total revenues	$173,832	$97,450

Gross Margin:
Generic	$49,096	$39,594
Branded	6,266	—

Total gross margin	$55,362	$39,594

Operating income (loss):
Generic	$22,183	$12,446
Branded	(8,946)	(9,473)

Total operating income	$13,237	$2,973

     Total revenues and gross margin dollars increased 78.4% and 39.8%, respectively, for the three months ended April 2, 2006 from the three months ended April 3, 2005. Generic revenues and gross margin dollars increased

69.7% and 24.0%, respectively, for the three months ended April 2, 2006 from the three months ended April 3, 2005. Increased sales and gross margin dollars in 2006 were primarily due to new product launches. In the first quarter of 2005, all of the Company’s revenues were generated by its generic segment. Branded revenues and gross margin dollars for the first quarter of 2006 of $8,423 and $6,266, respectively, were primarily derived from sales of Megace® ES.
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
     The Company had net income of $8,401 for the three months ended April 2, 2006 as compared to net income of $1,977 for the three months ended April 3, 2005. Income from continuing operations of $8,401 in the first quarter of 2006 increased $5,707 from $2,694 in the first quarter of 2005. The results included research and development spending in the three months ended April 2, 2006 of $13,699, which decreased $1,820 over the corresponding period of the prior year due principally to lower outside development projects partially offset by additional personnel costs. Selling, general and administrative expenses in the first quarter of 2006 of $28,426 increased from $21,102 in the first quarter of 2005 due principally to costs incurred to support the Company’s Megace® ES launch, which occurred in July 2005. These costs were partially offset by lower legal expenses in the first quarter of 2006.
RESULTS OF OPERATIONS
Revenues
     Total revenues for the three months ended April 2, 2006 were $173,832, increasing $76,382, or 78.4%, from total revenues of $97,450 for the three months ended April 3, 2005. Revenues for generic products for the three months ended April 2, 2006 were $165,409, increasing $67,959, or 69.7%, from generic revenues of $97,450 for the three months ended April 3, 2005, due primarily to the introduction of new products sold under various distribution agreements, including fluticasone, which generated sales of approximately $57,800, and various amoxicillin products, which generated sales of $18,100, along with the introduction of new manufactured products including tramadol HCl and acetaminophen tablets, which was introduced in the second quarter of 2005 and had net sales of $9,200 in the first quarter of 2006. Partially offsetting these increases were lower sales of certain existing products, including paroxetine, which decreased by $5,600 and megestrol acetate oral suspension, which decreased $5,400 from the first quarter of 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Total revenues in the three months ended April 3, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement, which was recorded in other product related revenues. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $122,858, or 70.7% of the Company’s total revenues in the first quarter of 2006, and $53,300, or 54.7% of the Company’s total revenues in the first quarter of 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the branded segment were $8,423 for the three months ended April 2, 2006, primarily due to sales of Megace® ES, which was launched in the third quarter of 2005.
     During the first quarter of 2006, the Company began shipping fluticasone propionate aqueous nasal spray, which is fully substitutable for GSK’s allergy spray Flonase®, pursuant to a supply and distribution agreement with GSK. Currently, there is one other generic company selling a competing product. As in the ordinary course of business, the Company’s first-quarter shipments included initial trade inventory stocking that the Company believes was commensurate with a new product introduction of this magnitude. Additional generic competitors may enter the market with competing products at any time in the future, however, at this time the Company cannot predict if and when these competitors could enter the market. Any additional competition could materially affect sales levels for the product in subsequent quarters.

     In April 2005, the Company received final approval from the FDA to market tramadol hydrochloride (HCl) and acetaminophen tablets and was awarded 180 days of marketing exclusivity. The exclusivity period expired October 22, 2005 and one additional competitor received FDA approval for a competing product in December 2005. In anticipation of additional generic competition in the near future, the Company has maintained trade inventory levels of this product in accordance with its normal business practices for products with additional expected competition. Annual net sales levels in 2006 are expected to drop significantly from annual net sales of $68,000 in 2005 due to expected additional competition and its corresponding effect on pricing and market share.
     First-quarter sales of quinapril HCl were $5,288. Additional generic competitors may enter the market with competing products at any time in the future; however, at this time, the Company cannot predict if and when these competitors could enter the market. The Company has maintained inventory of this product at the trade level in accordance with its normal business for products with additional expected competition. Additional generic competition in 2006 could result in a decline in annual net sales of quinapril from $16,137 in 2005.
     Generic drug pricing at the wholesale level can create significant differences between the invoice price and the Company’s net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for the difference. The Company records estimates for these chargebacks, along with estimates for sales returns, rebates or other sales allowances, for all its customers at the time of sale, as reductions to invoice price, with corresponding adjustments to its accounts receivable reserves and allowances.
     The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $368,308 for the three months ended April 2, 2006 compared to $288,155 for the three months ended April 3, 2005. Deductions from gross revenues were $194,476 in the first quarter of 2006 and $190,705 in the first quarter of 2005. These deductions are discussed in “Notes to Consolidated Financial Statements – Note 6 – Accounts Receivable.” The gross-to-net revenue percentage spread decreased to 52.8% in the first quarter of 2006 compared to 66.2% in the first quarter of 2005, primarily due to lower competition on the new products introduced in 2006 and a reduction on wholesale invoice price on certain of the Company’s existing products.
     The Company will generally offer price protection for sales of generic drugs for which the market exclusivity period has expired because the prices of such drugs will typically decline, sometimes substantially, when additional generic manufacturers introduce and market comparable generic products. In addition, the Company may offer price protection with respect to products for which it anticipates significant price erosion through increased competition. Such price protection plans, which are common in the Company’s industry, generally provide for shelf-stock adjustments or lower contract pricing to the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. There are circumstances, however, under which the Company may determine to not afford price protection to certain customers and, consequently, as a matter of business strategy, to lose sales volume to competitors rather than reduce its pricing. At April 2, 2006, the Company did not have any material price protection reserves. The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.
     The Company has the historical experience and access to relevant information, including rebate agreements with each customer, resales by its customers to end-users having contracts with the Company, total demand for each drug that the Company manufactures or distributes, the Company’s market share, recent or pending new drug introductions and inventory practices of the Company’s customers, that it believes are necessary to reasonably estimate the amounts of such reductions to invoice price. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. There were no material changes to any of the underlying assumptions used by the Company to estimate such sales returns, rebates, chargebacks, price adjustments or other sales allowances and no material adjustments were made to these accruals, for the three month periods ended April 2, 2006 and April 3, 2005.

     The following table summarizes the activity for the three months ended April 2, 2006 and April 3, 2005 in the accounts affected by the estimated provisions described above:

	For the three-months ended April 2, 2006
		Provision	Provision
		recorded	recorded
	Beginning	for current	for prior	Credits	Ending
Accounts receivable reserves and allowances	balance	period sales	period sales	processed	balance
Chargebacks	$(77,443)	$(122,057)	$—	$122,823	$(76,677)
Rebates and incentive programs	(23,576)	(37,841)	—	29,119	(32,298)
Returns	(9,291)	(10, 403)	(691)	6,523	(13,862)
Cash discounts and price adjustments	(10,315)	(13,131)	—	11,330	(12,116)

Total	$(120,625)	$(183,432)	$(691)	$169,795	$(134,953)

Accrued liabilities
Medicaid rebates	$(9,040)	$(10,353)	$—	$4,390	$(15,003)

	For the three-months ended April 3, 2005
		Provision	Provision
		recorded	recorded
	Beginning	for current	for prior	Credits	Ending
Accounts receivable reserves and allowances	balance	period sales	period sales	processed	balance
Chargebacks	$(93,489)	$(136,971)	$—	$145,690	$(84,770)
Rebates and incentive programs	(23,747)	(22,357)	—	30,341	(15,763)
Returns	(23,392)	(9,549)	(133)	11,288	(21,786)
Cash discounts and price adjustments	(7,168)	(13,857)	(1,937)	15,529	(7,433)

Total	$(147,796)	$(182,734)	$(2,070)	$202,848	$(129,752)

Accrued liabilities
Medicaid rebates	$(8,755)	$(5,901)	$—	$4,173	$(10,483)

Gross Margin
     The Company’s gross margin of $55,362 (31.8% of total revenues) in the first quarter of 2006 increased $15,768 from $39,594 (40.6% of total revenues) in the corresponding period of 2005. The generic product’s gross margin of $49,096 (29.7% of generic revenues) in the first three months ended April 2, 2006 increased $9,502 from $39,594 (40.6% of generic revenues) in the corresponding period of 2005. The higher gross margin dollars are due primarily to the increased net sales discussed above, partially offset by the decrease of other product related revenue. The decrease in the generic gross margin percentage was due primarily to the introduction of fluticasone and the amoxicillin products, which, after profit splits with partners, have significantly lower gross margin percentages than other products. Also contributing to the lower gross margin percentage was an increase in inventory write-offs of $4,198. Gross margin for the branded products was $6,266 for the three months ended April 2, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005.
     Inventory write-offs of $4,583 in the first quarter of 2006 increased $4,198 from $385 in the first quarter of 2005. The increase in inventory write-offs was due primarily to the write-off of inventory related to a product whose launch was delayed and the increased disposal of finished products due to short shelf lives. The inventory write-offs, taken in the ordinary course of business were primarily related to the disposal of finished products due to short shelf-lives and work-in-process inventory that did not meet the Company’s quality control standards.
Operating Expenses
   Research and Development
     The Company’s research and development expenses of $13,699 for the three months ended April 2, 2006 decreased $1,820, or 11.7%, from the three months ended April 3, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $5,066, primarily due to the termination of an agreement with

Advancis in 2005, pursuant to which Par had paid $4,750 in the first quarter of 2005, partially offset by increased domestic development operations of $2,952 primarily due to additional personnel costs including stock compensation expense.
     Although there can be no such assurance, research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to be approximately the same as those from fiscal year 2005.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses of $28,426 (16.4% of total revenues) for the three months ended April 2, 2006 increased $7,324, or 34.7%, from $21,102 (21.7% of total revenues) for the three months ended April 3, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $6,140 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005 and increased general and administrative personal costs of $1,103 primarily due to increased stock compensation expense, partially offset by decreased legal fees of $1,190. Shipping costs were approximately $1,200 and $700 for the three months ended April 2, 2006 and April 3, 2005, respectively. The increased shipping costs in 2006 are due to the increased sales in the period. Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2006 are expected to increase by up to 25% to 30% from fiscal year 2005 primarily due to continued branded drug marketing activities.
Other Expense
     Other expense was $685 in the first quarter of 2006 as compared to other expense of $30 in the first quarter of 2005. In 2006, other expense was primarily due to the write-off of fixed assets.
Net Investment Gain
     During the three months ended April 3, 2005, the Company sold 62 shares of New River Pharmaceuticals, Inc. common stock and recorded a gain on sale of $1,353.
Interest Income/Expense
     Net interest income was $519 in the first quarter of 2006 as compared to interest expense of $152 in the first quarter of 2005. Net interest income (expense) for 2006 and 2005 principally includes interest income derived primarily from money market and other short-term investments, offset by interest payable on the Company’s convertible notes. The increase in interest income was due to an increase in cash and cash equivalents held during the quarter and higher interest rates in 2006.
Income Taxes
     The Company recorded provision for income taxes of $4,670 and $1,450 for the first three months of 2006 and 2005, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see “Notes to Consolidated Financial Statements — Note 9 - Income Taxes”). The Company’s effective tax rates for the three months ended April 2, 2006 was 35.7% as compared to 35.0% in the three months ended April 3, 2005.
Discontinued Operations
     In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The Company had pre-tax loss of $1,156 in the first quarter of 2005.

FINANCIAL CONDITION
Liquidity and Capital Resources
     Cash and cash equivalents of $45,702 at April 2, 2006 decreased by $47,736 from $93,438 at December 31, 2005, primarily due to net cash used in operating activities and the purchases of capital expenditures and intangibles. In the first quarter of 2006, cash used by operations was $25,331, primarily due to the increase in its accounts receivable from higher sales in the quarter, and an increase in inventory, partially offset by increase in payables to distribution partners for profit splits owed for sales in the first quarter of 2006. Cash flows used in investing activities were $30,026 for the three months ended April 2, 2006, principally due to the purchase of intangibles of $12,088, including the Teva asset purchase agreement, a $9,000 advance for product rights paid to Abrika and capital expenditures of $6,371. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York and the expansion of research and development labs in Franklin Township, New Jersey. Cash provided by financing activities was $7,621 as the Company obtained $8,756 from the issuance of shares of Common Stock upon the exercise of stock options, partially offset by net principal payments under long-term debt and other borrowings of $1,130.
     In the first quarter of 2006, there were no significant changes from 2005 in credit terms, collection efforts, credit utilization or delinquencies related to the Company’s accounts receivable. There are a number of timing issues, including those related to the accrual and subsequent processing of returns that can cause fluctuations when measuring accounts receivable days based on the previous quarter’s average days’ sales in accounts receivable. Because of these issues, the Company measures its days’ sales in accounts receivable on a rolling 12-month average adjusted for Medicaid expense, which is not part of accounts receivable. Days’ sales in accounts receivable based on this calculation decreased to 121 days at April 2, 2006 from 135 days at December 31, 2005. The Company’s gross account receivable balance increased $104,796, primarily due to increased sales volume in the first quarter of 2006. The accounts receivable reserves increased $14,003, primarily due to the increased sales volume in the first quarter. At April 2, 2006, 70% of the Company’s gross trade receivables were comprised of its wholesale customers that typically buy more inventory and have longer payment terms than the other classes of trade in which the Company sells product.
     The Company’s working capital, current assets minus current liabilities, of $367,660 at April 2, 2006 increased $5,305, from $362,355 at December 31, 2005. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.84x at April 2, 2006 compared to 3.30x at December 31, 2005. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations.
     In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The Company may repurchase up to approximately $17,255 of additional shares of its common stock under this plan.
     Available for sale securities of $103,092 at April 2, 2006 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.
     As of April 2, 2006, the Company had payables due to distribution agreement partners of $97,437 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation with it, out of its working capital during the second quarter of 2006. In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

     The Company’s material contractual obligations and commercial commitments as of April 2, 2006 were as follows:

			Amounts Due by Period
	Total Monetary	Apr. 3-Dec. 31,	2007 to	2010 to	2012 and
Obligation	Obligation	2006	2009	2011	thereafter
Operating leases	$18,207	$3,219	$9,514	$3,423	$2,051
Convertible notes*	200,000	—	—	200,000	—
Interest payments	25,875	2,875	17,250	5,750	—
Insurance obligations	1,614	1,614	—	—	—
Purchase obligation	2,950	1,900	1,050	—	—
Other	221	158	63	—	—

Total obligations	$248,867	$9,766	$27,877	$209,173	$2,051

* The convertible notes mature on September 30, 2010, unless earlier converted or repurchased.
     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $34,690.
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
     The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital. Implementation of the Company’s business plan may require additional debt and/or equity financing; there can be no assurance that the Company will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.
Financing
     At April 2, 2006, the Company’s total outstanding short and long-term debt, including the current portion, was $201,835. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of Common Stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to the maturity date.
Critical Accounting Policies and Use of Estimates
     The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s
Form 10-K for the fiscal year ended December 31, 2005.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and government agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at April 2, 2006. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and have minimal or no interest risk due to their short-term natures.
     The following table summarizes the available for sale securities that subject the Company to market risk at April 2, 2006 and December 31, 2005:

	April 2,	Dec. 31,
	2006	2005
Securities issued by United States government and agencies	$79,798	$79,886
Debt securities issued by various state and local municipalities and agencies	13,693	13,721
Other marketable debt securities	13,744	13,200

Total	$107,235	$106,807

Available for Sale Securities:
     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and governmental agencies with investment-grade credit ratings. A significant change in interest rates could affect the market value of the $107,235 in available for sale securities that have a maturity greater than one year.
     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Advancis, Abrika and Optimer.
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represent approximately 11% equity ownership in Optimer. Par and Optimer have also signed a collaboration agreement pursuant to which, Par receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to extend the agreement for up to three additional products. Because Optimer is privately-held, the Company monitors the investment periodically to evaluate whether any changes in fair value become other-than-temporary.
     In December 2004, the Company acquired a 5% partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic®, marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to this agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, Par and Abrika amended their collaboration agreement and Par advanced Abrika the $9,000. Abrika will earn the funds only upon the FDA’s final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if they do not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note for principal of $3,000 with interest accruing at 8.0% annually for money loaned to Abrika. Because Abrika is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than-temporary.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of April 2, 2006, the fair market value of the Advancis common stock held by the Company was $3,290 based on the market value of such common stock at that date. The Company has recorded an unrealized gain of $1,570 through the first quarter of 2006. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of such common stock at that date.
     ITEM 4. CONTROLS AND PROCEDURES.
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) (the “Exchange Act”), were effective as of April 2, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Contractual Matters
     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share. Discovery in this case has concluded. The court recently denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against Par’s fraudulent inducement counterclaim. Par also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, but at the Court’s direction will re-file that motion at a later date. A trial date has not yet been set. The company intends to defend vigorously this action.
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
     Patent Related Matters
     On June 29, 2005, Janssen filed a lawsuit against the Company in the United States District Court for the District of Delaware. Janssen alleged that Par infringed the ‘318 patent by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide. Par denied Janssen’s allegations and filed counterclaims for declaratory judgments of non-infringement and invalidity of the ‘318 patent. The case was consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the ‘318 patent. Par subsequently converted its Paragraph IV certification to a Paragraph III certification to the FDA, and Janssen agreed to dismiss all claims against Par.
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
     Par entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed’s product Androgel®. Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. Discovery has recently been completed and the parties are briefing issues relating to claim construction. The Company intends to defend vigorously this action.

     Industry Related Matters
     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The Company intends to defend vigorously this action.
     On September 10, 2003, Par and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On August 4, 2004, Par and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. The Company has filed a motion to dismiss this complaint. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. On January 6, 2006, the County of Nassau filed an amended complaint naming the Company as a defendant. The Company has filed a motion to dismiss this complaint. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against Par and 12 other leading generic pharmaceutical companies, alleging principally that Par and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. Par waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, Par and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts filed an amended complaint on May 19, 2005, and the defendants, including Par, filed a motion to dismiss the amended complaint on November 14, 2005. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which were removed to federal district court and subsequently remanded to the respective state courts. Following the remand in the State of Alabama, on October 13, 2005, the court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. The State of Alabama filed a Second Amended Complaint on January 11, 2006. Motions to dismiss have been filed by the plaintiffs, including the Company, in both the Commonwealth of Kentucky and the State of Illinois. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Company (among other companies) as a defendant. On April 27, 2006, the State of Hawaii filed a similar complaint naming the Company as a defendant. Par intends to defend vigorously these actions.
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
Item 1A. Risk Factors.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 6. Exhibits.
10.67	Employment Agreement, dated as of February 10, 2006, by and between Par Pharmaceutical Companies, Inc. and Gerard Martino.

31.1	Certification of the Principal Executive Officer.

31.2	Certification of the Principal Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC. (Registrant)
May 12, 2006	/s/ Scott Tarriff
Scott Tarriff
President and Chief Executive Officer

May 12, 2006	/s/ Gerard A. Martino
Gerard A. Martino
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.67	Employment Agreement, dated as of February 10, 2006, by and between Par Pharmaceutical Companies, Inc. and Gerard Martino.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.