Form 10-Q
period 2006-07-02
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2006-08-11
CIK 878088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2006
Commission file number: 1-10827
PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey (Address of principal executive offices)	07677 (Zip Code)
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
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of August 8, 2006: 35,943,754
***The following portions of this Form 10-Q have been omitted due to the Registrant’s inability to file compliant financial statements at this time: Part I, Items 1 and 2; the Rule 13a-14(a) Certifications by the President and CEO and the CFO; and the Section 906 Certifications by the President and CEO and the CFO. Please see the Registrant’s Notification of Late Filing on Form 12b-25 filed with the Commission as of the date hereof for more details. The omitted portions of this Form 10-Q will be included in an amendment to this Form 10-Q to be filed in accordance with Rule 12b-25(e).

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 2, 2006:

PART I — FINANCIAL INFORMATION
The following filing has not been subject to the review procedures of our independent registered public accounting firm.
All financial information reported in 000s, unless otherwise noted.
Item 1. Financial Statements
     As previously disclosed on the Registrant’s Form 8-K filed on July 6, 2006, due to accounting errors, certain financial information of the Registrant for the fiscal years ended December 31, 2004 and December 31, 2005, and for the quarter ended April 2, 2006, will need to be restated and should no longer be relied upon. Due to the work involved in restating the affected financial statements, which has not been completed, the Registrant is presently unable to file Part I, Item 1 to its Quarterly Report on Form 10-Q for the quarter ended July 2, 2006. The Registrant is working diligently to review and finalize the information subject to the Restatement and intends to amend this Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 to include the information required by Part I, Item 1 as soon as practicable. Accordingly, this Report is qualified in its entirety by the absence of such information. Please see the Registrant’s Notification of Late Filing on Form 12b-25 filed with the Commission as of the date hereof for more details.
Item 2. Management’S Discussion and Analysis of Financial Condition and Results of Operations
     As previously disclosed on the Registrant’s Form 8-K filed on July 6, 2006, due to accounting errors, certain financial information of the Registrant for the fiscal years ended December 31, 2004 and December 31, 2005, and for the quarter ended April 2, 2006, will need to be restated and should no longer be relied upon. Due to the work involved in restating the affected financial statements, which has not been completed, the Registrant is presently unable to file Part I, Item 2 to its Quarterly Report on Form 10-Q for the quarter ended July 2, 2006. The Registrant is working diligently to review and finalize the information subject to the Restatement and intends to amend this Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 to include the information required by Part I, Item 2 as soon as practicable. Accordingly, this Report is qualified in its entirety by the absence of such information. Please see the Registrant’s Notification of Late Filing on Form 12b-25 filed with the Commission as of the date hereof for more details.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Registrant is subject to market risk primarily from changes in the market values of its investments in marketable debt and governmental agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at July 2, 2006. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures.
     The following table summarizes the available for sale securities that subject the Registrant to market risk at July 2, 2006 and December 31, 2005:

	July 2,	Dec. 31,
	2006	2005
Securities issued by U.S. government and agencies	$76,767	$79,886
Debt securities issued by various state and local municipalities and agencies	11,668	13,721
Other marketable debt securities	13,792	13,200

Total	$102,227	$106,807

Available for Sale Securities:
     The primary objectives for the Registrant’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Registrant’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $102,227, as of July 2, 2006, in available for sale securities that have a maturity greater than one year.
     In addition to the investments described above, the Registrant is also subject to market risk in respect to its investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”)., as described below.
     In April 2005, the Registrant acquired 3,333 shares of the Series C Preferred Stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represent approximately 13% equity ownership in Optimer. The Registrant and Optimer have also entered into a collaboration agreement pursuant to which, the Registrant has a license to develop, market and distribute the antibiotic compound known as PAR-101 and has the option to extend the agreement for up to three additional products. Because Optimer is privately-held, the Registrant monitors the investment periodically to evaluate whether any changes in fair value become other-than temporary.
     In December 2004, the Registrant acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs. Additionally, the Registrant has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic®, marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to this agreement, the Registrant was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Registrant and Abrika amended their collaboration agreement and the Registrant advanced Abrika the $9,000. Abrika has agreed to repay the advance if it does not obtain the FDA’s final and unconditional approval of the transdermal fentanyl patch within two years of the amendment. The Registrant also holds a convertible promissory note in the principal amount of $3,000 with interest accruing at 8.0% annually for monies loaned to Abrika. Because Abrika is privately-held, the Registrant monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than temporary.
     In October 2003, the Registrant paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share, in its initial public offering of 6,000 shares. In the second quarter of 2005, the Registrant recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Registrant determined that the decline in fair market value of its investment was other-than temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720, based on the market value of the common stock of Advancis at that date. As of July 2, 2006, the fair market value of the Advancis common stock held by the Registrant was $2,970, based on the market value of such common stock at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the Registrant was $1,380, based on the market value of such common stock at that date.
Item 4. Controls and Procedures
     As previously disclosed, due to accounting errors, the Registrant’s consolidated financial statements for the years ended December 31, 2004 and December 31, 2005, and for the quarter ended April 2, 2006, including its Management’s Report on Internal Control Over Financial Reporting, will need to be restated and, accordingly, should no longer be relied upon. Although the Registrant has not yet completed its analysis of the impact of this situation on its internal controls over financial reporting, the need to restate prior period financial statements makes it highly likely that the Registrant had one or more material weaknesses in its internal control over financial reporting and, consequently, that its disclosure controls and procedures were not effective as of July 2, 2006. This conclusion differs from the Registrant’s conclusion disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended April 2, 2006.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed in the Registrant’s Current Report on Form 8-K, filed July 24, 2006, the Registrant and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Registrant between April 29, 2004 and July 5, 2006. The lawsuits followed the Registrant’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Registrant and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Registrant’s financial condition and results. The Registrant and the members of management named as defendants intend to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.
     Additionally, the Registrant has been informed by a letter from the staff of the Securities and Exchange Commission (the “Commission”), dated July 7, 2006, that the Commission is conducting an informal investigation of the Registrant related to its proposed restatement. The Registrant intends to fully cooperate with and assist the Commission in this investigation. The letter from the Commission states that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred or as a reflection upon any person, entity or security.
     Contractual Matters
     On May 3, 2004, Pentech Pharmaceutical, Inc. (“Pentech”) filed an action against the Registrant in the United States District Court for the Northern District of Illinois. This action alleges that the Registrant breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Registrant breached fiduciary duties allegedly owed to Pentech. The Registrant and Pentech are in dispute over the amount of gross profit share. Discovery in this case has concluded. The Court recently denied cross motions for summary judgment relating to the construction of the contract, and denied

Pentech’s motion for summary judgment against the Registrant’s fraudulent inducement counterclaim. The Registrant also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, but at the Court’s direction will re-file that motion at a later date. A trial date has not yet been set. The Registrant intends to vigorously defend this action.
     Endo Pharmaceuticals Holding Inc (“Endo”) brought an arbitration against the Registrant pursuant to the rules of the Institute of Conflict Prevention and Resolution, an alternative dispute resolution forum similar to the American Arbitration Association. Endo claimed that the Registrant has breached a contractual obligation to share paroxetine revenues with Endo. The Registrant denied these allegations in their entirety. The arbitration proceedings have ended and all claims against the Registrant have been dismissed.
     The Registrant and Genpharm, Inc. (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm has alleged that the Registrant is in violation of those agreements and has brought an arbitration alleging those violations and seeking to terminate its agreements with the Registrant. The Registrant has denied any violation of such agreements and has asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the Registrant. The arbitration has commenced and is ongoing. The Registrant intends to both defend and prosecute this action vigorously.
     Patent Related Matters
     On June 29, 2005, Janssen Pharmaceutica N.V., Janssen, L.P., and Synaptech, Inc. (collectively “Janssen”) filed a lawsuit against the Registrant in the United States District Court for the District of Delaware. Janssen alleged that the Registrant infringed U.S. Patent No. 4,663,318 (the “‘318 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing galantamine hydrobromide. The Registrant denied Janssen’s allegations and filed counterclaims for declaratory judgments of non-infringement and invalidity of the ‘318 patent. The case was consolidated with six other cases Janssen asserted against generic manufacturers in the District of Delaware, alleging infringement of the ‘318 patent. The Registrant subsequently converted its Paragraph IV certification to a Paragraph III certification to the FDA, and Janssen agreed to dismiss all claims against the Registrant.
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Registrant in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Registrant patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. The Registrant is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. The Registrant intends to vigorously defend this action and pursue its counterclaims against Morton Grove.
     On July 15, 2003, the Registrant filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Registrant alleges that Roxane infringes the Registrant’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement is willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that the Registrant’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. The Registrant intends to vigorously pursue this action.

     In February 2003, Abbott, Fournier Industrie et Sante and Laboratoires Fournier S.A. (“Abbott”) filed a complaint in the United States District Court for the District of New Jersey against the Registrant, alleging that the Registrant’s generic version of TriCor® (fenofibrate) infringes one or more claims of four of their patents based on the Registrant having filed an Abbreviated New Drug Application (“ANDA”) for the accused product with the FDA. The Registrant filed an answer and a counterclaim, alleging non-infringement and invalidity. The Registrant has filed a request with the FDA to convert its Paragraph IV certification to a Paragraph III certification. The case was settled pursuant to a Settlement Agreement between the parties and pursuant to a Stipulation of Dismissal, filed August 25, 2005, by which, among other things, plaintiffs dismissed their claims against the Registrant with prejudice, the Registrant dismissed its claim of non-infringement with prejudice and the Registrant dismissed its claims of patent invalidity without prejudice.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly-owned subsidiary of the Registrant, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. The Registrant is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Registrant’s acquisition of Kali. Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The motions were fully briefed and submitted to the Court as of August 23, 2004. Ortho-McNeil submitted additional briefing on September 21, 2004. The Registrant received FDA approval and began shipping its tramadol and acetaminophen tablets in April 2005. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Registrant, and to include a claim for damages against the Registrant and Kali. The Registrant and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, invalid, and unenforceable for inequitable conduct. With regard to the referenced summary judgment motions, Ortho-McNeil submitted a supplemental brief on July 7, 2006. Kali submitted a responsive supplemental brief on July 17, 2006. On July 21, 2006, the Court held oral argument regarding these motions. The Court has not yet ruled on them. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent. The Registrant is assessing any impact of the reissue patent. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended Complaint against Kali, the Registrant, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”). Ortho-McNeil alleged infringement and willful infringement of the reissue patent against the Registrant through the Registrant’s marketing of its tramadol and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. The Registrant intends to vigorously defend this action.
     The Registrant entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Registrant is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Registrant. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Registrant has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. Discovery has been completed. The parties have briefed issues relating to claim construction and have also briefed certain motions for partial summary judgment of invalidity relating both to the Certificate of Correction relating to the patent and with respect to certain claims of the patent. The Registrant intends to vigorously defend this action.

     On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Registrant in the United States District Court for New Jersey, seeking a declaratory judgment that four Registrant patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2005. The Registrant has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes one of its patents. The Registrant intends to vigorously defend this action and pursue its counterclaims against Apotex.
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Registrant in the United States District Court for the District of New Jersey. In their suits, CIMA and Schwarz Pharma each have alleged that Defendants infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. Currently, all 40 claims in the ’981 patent have been rejected in a reexamination proceeding at the United States Patent and Trademark Office. The Registrant will continue to monitor this ongoing reexamination proceeding. In response to the lawsuits, the Registrant have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the’981 and ’392 patents were not infringed and are invalid and/or unenforceable, and asserting that Schwarz Pharma lacks standing to sue. The Court has not ruled on Schwarz Pharma’s standing and whether the case filed by CIMA and Schwarz Pharma should be consolidated. A scheduling conference has been set for October 24, 2006 in the Schwarz Pharma action. No scheduling conference is set in the CIMA action. Defendants intend to vigorously defend these actions and pursue their counterclaims.
     On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 abbreviated new drug application for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, noninfringement, and unenforceability. The noninfringement counterclaim was subsequently withdrawn. Pursuant to the Registrant’s agreement with Spectrum, the Registrant has a financial interest in the outcome of this litigation. The Registrant, with Spectrum, intends to vigorously defend this action and pursue the invalidity and unenforceability counterclaims against GSK. Trial is set for November 14, 2006.
     Industry Related Matters
     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Registrant concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GlaxoSmithKline plc, (“GSK”) and the Registrant in California constitutes, among other things, unfair business practices. The Registrant intends to vigorously defend this action.
     On September 10, 2003, the Registrant and a number of other generic and brand pharmaceutical companies were sued by a New York State county (the suit has since been joined by additional New York counties) which has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On August 4, 2004, the Registrant and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. The Registrant has filed a motion to dismiss this complaint. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court and subsequently remanded to state court on January 9, 2006. The Registrant has filed a motion to dismiss this complaint. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against the Registrant and 12 other leading generic pharmaceutical companies, alleging principally that the Registrant and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Registrant waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, the Registrant and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts filed an amended complaint on May 19, 2005, and the defendants, including the Registrant, filed an answer to the amended complaint on November 14, 2005. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which were removed to federal district court and subsequently remanded to the respective state courts. Following the remand in the State of Alabama, on October 13, 2005, the court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. The State of Alabama filed a Second Amended Complaint on January 11, 2006. Motions to dismiss have been filed by the defendants, including the Registrant, in both the Commonwealth of Kentucky and the State of Illinois. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Registrant (among other companies) as a defendant. This action is currently subject to a pending motion to dismiss for improper venue and a motion for more definite statement and to dismiss certain claims. The Registrant intends to vigorously defend these actions.
     On April 27, 2006, the State of Hawaii filed a complaint naming the Registrant as a defendant which has alleged violations of laws related to participation in the Medicaid program. The Hawaii complaint pleads causes of action for (i) false claims; (ii) unfair or deceptive acts or practices; (iii) unfair competition; (iv) violation of the Deceptive Trade Practices Act; (v) non-disclosure; and (vi) unjust enrichment. The complaint seeks general and special damages; treble damages, or in the alternative, punitive damages; costs, pre-judgment and post-judgment interest, and attorneys’ fees; injunctive relief; and such other and further relief or equitable relief as the court deems just and proper. The Registrant intends to vigorously defend these actions.
     On May 8, 2006, the County of Oswego filed a complaint against the Registrant and other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9,2006. The Registrant intends to vigorously defend these actions.

     The Registrant cannot predict with certainty at this time the outcome or the effects on the Registrant of the above listed actions. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Registrant’s financial condition, results of operations, prospects or business.
     The Registrant is, from time to time, party to certain other litigations, including product liability and patent actions. The Registrant believes that these actions are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Registrant intends to vigorously defend or, in cases where the Registrant is plaintiff, to prosecute these actions.
Item 1a. Risk Factors
     The following information supplements the Risk Factors set forth in the Registrant’s previously filed Annual Report on Form 10-K for 2005:
Risks that Relate to the Registrant’s Accounting and Internal Controls
The Registrant must restate its financial statements for the years ended December 31, 2004 and December 31, 2005, and its quarter ended April 2, 2006, and investors should not rely on such prior financial statements until they are restated and filed with the Commission.
The financial statements listed above in the heading are collectively referred to herein as the “Prior Financial Statements.” The Registrant has preliminarily identified certain accounting errors that will require it to restate the Prior Financial Statements. As a result, the Registrant’s Audit Committee and Board of Directors have concluded that the Prior Financial Statements, including any related financial information contained in any of its previously filed SEC reports, should not be relied upon. The Registrant is not able to predict when it will be able to deliver reliable financial statements for these historic periods or its financial statements required in this Quarterly Report on Form 10-Q.
Based on the Audit Committee’s preliminary understanding and inquiries, the need for the restatement is due to an understatement of accounts receivable reserves that resulted primarily from delays in recognizing customer credits and uncollectible customer deductions. The Registrant expects that the effect of the restatement adjustments to its accounts receivable will be to reduce revenues by an amount up to $55 million over the applicable periods, prior to any potential recoveries. Because the Registrant has profit sharing arrangements with a number of its business partners, the overstatement of revenues has resulted in the Registrant overpaying its business partners in some instances. The Registrant will attempt to recover from those business partners a share of profits from products included in the overstated revenues. However, the Registrant is unable to estimate at this time the amount (if any) of the overstated revenues that will be recovered. While the reduction in revenues will materially reduce the Registrant’s reported earnings from the affected periods, the specific impact on prior periods is yet to be determined. In addition, the Registrant will write-off inventory in the second quarter of 2006 by an amount up to $15 million. The Registrant is in the process of determining whether any of this amount should be recorded in prior period financial statements. The write-off results from physical inventory procedures as well as a change in inventory valuation methodology for slow-moving inventory.
Although the Audit Committee has concluded that a restatement of the Registrant’s financial statements will be required, the Registrant and the Audit Committee need to conduct additional inquiry and analyses before any conclusions can be reached as to the exact time periods and amounts involved. The Registrant can provide no assurance that additional matters will not be identified that will require further analysis relative to their impact on previously issued financial statements or that the amounts involved and nature and extent of the accounting errors may not ultimately differ materially from that described above.
Because the Registrant currently does not have reliable financial statements for the specified historical periods and does not know precisely when it will have reliable financial statements for those periods, an investment in any of the Registrant’s securities involves a very high degree of risk and uncertainty.
The Registrant likely has material weaknesses in its internal control over financial reporting.
As disclosed in the Registrant’s Form 8-K filed with the Commission July 6, 2006, due to accounting errors discovered by the Registrant’s management, investors should not rely on Management’s Report on Internal Control Over Financial Reporting contained in the Registrant’s Annual Report on Form 10-K for 2005. Although the Registrant has not yet completed its analysis of the impact of the situation on its internal control over financial reporting, the need to restate prior period financial statements makes it highly likely the Registrant had one or more significant deficiencies and material weaknesses in its internal control over financial reporting during the affected periods. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Registrant’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Registrant’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Registrant’s annual or interim financial statements will not be prevented or detected.
Accordingly, until the Registrant completes its evaluation of its internal control over financial reporting in light of the identified accounting errors and remediates its internal controls, it will not be in a position to prepare reliable financial statements. The Registrant can make no assurance as to when it will be able to complete its restatement and file restated financial statements with the Commission.
As a result of the required restatement, material information concerning the Registrant’s 2004 through the second quarter of 2006 operating results and financial condition is not available and is not expected to be available at any certain time.
Investors must evaluate whether to purchase or sell the Registrant’s securities in light of the lack of current financial information concerning the Registrant and in light of the above discussion. The Registrant is not in a position to predict at what date accurate financial information will be available with respect to the Prior Financial Statements or the second quarter of 2006. Accordingly, any investment in the Registrant’s securities involves a very high degree of risk and uncertainty.
The Registrant may lose existing customers or may not be successful in gaining new customers or commercial relationships as a result of the issues relating to the restatement of the Prior Financial Statements, its internal controls and related matters.
As a result of the accounting errors, related restatement of the Prior Financial Statements, identified issues related to the Registrant’s internal controls and the Registrant’s present inability to file financial information in this Quarterly Report on Form 10-Q, existing or potential customers, suppliers and partners may hesitate to enter into commercial relationships with the Registrant. To date, these events have not had a material adverse impact on the Registrant’s ability to conduct business. There can be no assurances, however, that such issues will not have a material adverse effect on the Registrant’s ability to enter into or maintain commercial relationships in the future.
Item 4. Submission of Matters to a Vote of Security Holders
     The Registrant held its Annual Meeting of Stockholders on May 18, 2006. The following matters were voted upon at the Annual Meeting of Stockholders:
          Proposal I
     The Registrant’s stockholders voted in favor of the proposal to re-elect the Registrant’s three nominees as Class I directors of the Registrant, to hold office until the Registrant’s annual meeting of stockholders in 2009:

	VOTES FOR	WITHHELD
Peter S. Knight	28,125,524	2,505,017
L. William Seidman	28,105,600	2,524,941
Scott Tarriff	28,600,407	2,030,134
          Proposal II
          The firm of Deloitte & Touche LLP was ratified as the Registrant’s independent auditors for the 2006 fiscal year. 29,479,722 shares of the Registrant’s common stock were voted in favor of the ratification of the selection of Deloitte & Touche LLP, 22,941 shares were voted against such ratification and 1,127,878 shares were abstained.
Item 6. Exhibits
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

PAR PHARMACEUTICAL COMPANIES, INC. (Registrant)

Date: August 11, 2006	/s/ Scott Tarriff
Scott Tarriff
President and Chief Executive Officer

Date: August 11, 2006	/s/ Gerard A. Martino Gerard A. Martino
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.