Form 10-Q
period 2006-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2006-12-21
CIK 878088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Yes ☐     No ☑*
* The registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 was filed without Part I, Items 1 and 2, and the Rule 13a-14(a) and Section 906 certifications by its President and Chief Executive Officer and its Chief Financial Officer, as indicated therein and in the registrant’s Notification of Late Filing on Form 12b-25, filed with the Commission on August 11, 2006. Also, the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 was not filed within 40 days of the end of such quarter.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell registrant (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Number of shares of Common Stock outstanding as of December 18, 2006: 35,956,798
***The following portions of this Form 10-Q have been omitted due to the registrant’s inability to file compliant financial statements at this time: Part I, Items 1 and 2; the Rule 13a-14(a) Certifications by the registrant’s President and Chief Executive Officer and the Chief Financial Officer; and the Section 906 Certifications by its President and Chief Executive Officer and the Chief Financial Officer. Please see the registrant’s Notification of Late Filing on Form 12b-25/A filed with the Commission as of the date hereof for more details. The omitted portions of this Form 10-Q will be included in an amendment to this Form 10-Q to be filed in accordance with Rule 12b-25(e).

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3. Quantitative and Qualitative Disclosures About Market Risk	2
Item 4. Controls and Procedures	4
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	4
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 5. Other Information	12
Item 6. Exhibits	12
SIGNATURES	14
EMPLOYMENT AGREEMENT BY & BETWEEN PAR PHARMACEUTICAL COMPANIES AND PATRICK LEPORE
SEPARATION AGREEMENT BY & BETWEEN PAR PHARMACEUTICALS & MARK AUERBACH
SEPARATION AGREEMENT BY & BETWEEN PAR PHARMACEUTICALS & MICHAEL GRAVES
SEPARATION AGREEMENT BY & BETWEEN PAR PHARMACEUTICALS & SHANKAR HARIHARAN
CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
CERTIFICATION BY THE CHIEF FINANCIAL OFFICER

PART I — FINANCIAL INFORMATION
All financial information is reported in thousands, unless otherwise noted.
ITEM 1. Financial Statements
     As a result of the discovery by Par Pharmaceutical Companies, Inc. (the “registrant”) of certain accounting errors, the registrant has been in the process of restating its financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as well as the restatement of selected financial data as of and for each of the five years in the period ended December 31, 2005. The registrant will also restate its quarterly results of operations for each of the two years in the period ended December 31, 2005. Additionally, the registrant will restate its quarterly results of operations for the first quarter of 2006. The restatement process is not yet complete. These aforementioned financial statements should no longer be relied upon. Due to the work involved in restating the affected financial statements, the registrant is presently unable to file Part I, Item 1 to this Quarterly Report on Form 10-Q. The registrant is working diligently to review and finalize the information subject to the restatement and intends to amend this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to include the information required by Part I, Item 1 as soon as practicable. Accordingly, this Report is qualified in its entirety by the absence of such information. Please see the registrant’s Notification of Late Filing on Form 12b-25/A filed with the Securities and Exchange Commission (the “SEC”) as of the date hereof for more details.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As a result of the registrant’s discovery of certain accounting errors, the registrant has been in the process of restating its financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as well as the restatement of selected financial data as of and for each of the five years in the period ended December 31, 2005. The registrant will also restate its quarterly results of operations for each of the two years in the period ended December 31, 2005. Additionally, the registrant will restate its quarterly results of operations for the first quarter of 2006. The restatement process is not yet complete. These aforementioned financial statements should no longer be relied upon. Due to the work involved in restating the affected financial statements, the registrant is presently unable to file Part I, Item 2 to this Quarterly Report on Form 10-Q. The registrant is working diligently to review and finalize the information subject to the restatement and intends to amend this Quarterly Report on Form 10-Q to include the information required by Part I, Item 2 as soon as practicable. Accordingly, this Report is qualified in its entirety by the absence of such information. Please see the registrant’s Notification of Late Filing on Form 12b-25/A filed with the SEC as of the date hereof for more details.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The registrant is subject to market risk primarily from changes in the market values of its investments in marketable debt and governmental agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their generally short-term maturities. Professional portfolio managers managed 100% of these available for sale securities at September 30, 2006. The registrant also makes additional investments in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures.

     The following table summarizes the estimated fair values of the marketable debt securities and certain other available for sale investments that subject the registrant to market risk at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	Estimated Fair	Estimated Fair
	Value	Value
Securities issued by U.S. government and agencies	$75,137	$79,886
Debt securities issued by various state and local municipalities and agencies	13,749	13,721
Other marketable debt securities	14,522	13,200

Total marketable debt securities	103,408	106,807
Marketable equity securities available for sale	6,000	1,380

Total	$109,408	$108,187

Available for Sale Securities:
     The primary objectives for the registrant’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, preserving invested capital. The registrant’s investment policy limits investments to certain types of instruments issued by institutions and U.S. government agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of that portion of the $109,408, as of September 30, 2006, in available for sale securities that has a maturity of greater than one year.
     In addition to the debt investments described above, the registrant is also subject to market risk in respect to its investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”), as described below.
     In April 2005, the registrant acquired 3,333 shares of the Series C Preferred Stock of Optimer, a privately-held biotechnology registrant located in San Diego, California, for $12,000. The 3,333 shares represented, as of September 30, 2006, approximately 13% equity interest in Optimer. The registrant and Optimer have also entered into a collaboration agreement pursuant to which the registrant has a license to develop, market and distribute the antibiotic compound known as PAR-101 and has the option to expand the agreement to include up to three additional products. Because Optimer is privately-held, the registrant monitors the investment periodically to evaluate whether any changes in fair value become other-than temporary.
     In December 2004, the registrant acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical registrant located in Sunrise, Florida, for $8,361, including costs (Abrika has since converted into a corporation). Additionally, the registrant has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic®, marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to this agreement, the registrant was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the registrant and Abrika amended their collaboration agreement and the registrant advanced Abrika $9,000. Abrika has agreed to repay the advance if it does not obtain the FDA’s final and unconditional approval of the transdermal fentanyl patch within two years of the amendment. The registrant also holds a convertible promissory note in the principal amount of $3,000, with interest accruing at 8.0% annually, for monies loaned to Abrika. Because Abrika is privately-held, the registrant monitors the investment on a periodic basis to evaluate whether any changes in fair value become other-than temporary.
     In October 2003, the registrant paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical registrant based in Germantown, Maryland, at $10 per share, in its initial public offering of 6,000 shares. In the second quarter of 2005, the registrant recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the registrant determined that the decline in fair market value of its investment was other-than temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720, based on the market value of the common stock of Advancis at that date. As of September 30, 2006, the fair market value of the Advancis common stock held by the registrant was $6,000, based on the market value of such common stock at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the registrant was $1,380, based on the market value of such common stock at that date. The registrant divested its investment in Advancis common stock on October 4, 2006 for gross proceeds of $4,909.
ITEM 4. Controls and Procedures
     As a result of the registrant’s discovery of certain accounting errors, the registrant has been in the process of restating its financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as well as the restatement of selected financial data as of and for each of the five years in the period ended December 31, 2005. The registrant will also restate its quarterly results of operations for each of the two years in the period ended December 31, 2005. In addition, the registrant will restate its quarterly results of operations for the first quarter of 2006. The restatement process is not yet complete. The registrant’s Management’s Report on Internal Control Over Financial Reporting will need to be restated and, accordingly, should no longer be relied upon. Although the registrant has not yet completed its analysis of the impact of this situation on its internal control over financial reporting, it has identified material weaknesses in its internal control over financial reporting and, consequently has concluded that its disclosure controls and procedures were not effective as of September 30, 2006. The conclusion differs from the registrant’s conclusion disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     As previously disclosed in the registrant’s Current Report on Form 8-K, filed July 24, 2006, the registrant and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the registrant between April 29, 2004 and July 5, 2006. The lawsuits followed the registrant’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the registrant and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the registrant’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. The registrant anticipates that the plaintiffs will file a consolidated amended complaint in January 2007. The registrant intends, and the members of management named as defendants have stated their intentions, to vigorously defend the lawsuits and any additional lawsuits that may be filed with respect to the restatement. Additionally, the registrant has been informed by a letter from the staff of the SEC, dated July 7, 2006, that the SEC is conducting an informal investigation of the registrant related to its proposed restatement. The registrant intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred or as a reflection upon any person, entity or security.
     On August 14, 2006, individuals claiming to be stockholders of the registrant filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the registrant, against the current and certain former directors and certain current and former officers of the registrant as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the registrant based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also allege that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the registrant, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. The registrant intends, and each of the individuals named as defendants have stated their intentions, to vigorously defend against these allegations.
     On September 1, 2006, the registrant received a notice of purported default from the trustee of the registrant’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The trustee claims, in essence, that the registrant’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the indenture, dated as of September 30, 2003 (the “Indenture”), between the registrant, as issuer, and American Stock Transfer & Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the registrant received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.
     The registrant believes that it has complied with its obligations under the Indenture. Therefore, the registrant believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. While the indentures of some public companies specifically require those companies to provide trustees with copies of their annual and quarterly reports within 15 days of the date that those reports are due to be filed with the SEC, the registrant’s Indenture does not. Rather, under the Indenture, the registrant is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the registrant provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The registrant’s Form 10-Q did not include the registrant’s financial statements for the second quarter of 2006 or its related Management’s Discussion and Analysis due to the registrant’s ongoing work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the registrant filed a Notification of Late Filing on Form 12b-25 disclosing the omissions. The registrant’s Form 12b-25 was also provided to the Trustee on August 24, 2006. Accordingly, the registrant believes that it complied with the Indenture provision in question.
     After the registrant communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of a covenant of good faith and fair dealing. The lawsuit demands, among other things, that the registrant pay the holders of the Notes either the principal of, accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, on the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The registrant has filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court.
   Contractual Matters
     On May 3, 2004, Pentech Pharmaceutical, Inc. (“Pentech”) filed an action against the registrant in the United States District Court for the Northern District of Illinois. This action alleges that the registrant breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the registrant breached fiduciary duties allegedly owed to Pentech. The registrant and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the registrant’s fraudulent inducement counterclaim. The registrant also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion is pending. A trial date has not yet been set. The registrant intends to defend vigorously this action.

     The registrant and Genpharm, Inc. (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm has alleged that the registrant is in violation of those agreements and has brought an arbitration alleging those violations and seeking to terminate its agreements with the registrant. The registrant has denied any violation of such agreements and asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the registrant. The arbitration has been resolved by settlement.
   Patent Related Matters
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the registrant in the United States District Court for the District of New Jersey. Novartis alleged that Par Pharmaceutical Companies, Inc., Par Pharmaceutical Inc., and Kali Laboratories, Inc. (collectively “Par”) infringed U.S. Patent No. 6,162,802 (the “‘802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par denies Novartis’s allegation, asserting that the ‘802 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ‘802 patent.
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the registrant in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that four of the registrant’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004 that it acknowledges is covered by the registrant’s patent claims. The registrant is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the registrant’s claims of infringement by Morton Grove’s product are subject to the ruling of non-enablement in the Roxane lawsuit discussed below, while others are not. The registrant has moved to dismiss this claim and the motion to dismiss is pending. The registrant intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit pending a final resolution in that case.
     On July 15, 2003, the registrant filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The registrant alleged that Roxane had infringed the registrant’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has filed an amended complaint asserting that the registrant’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the registrant and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled. The registrant believes the ruling of non-enablement is erroneous, and is reviewing its options, including an appeal of the ruling to the Federal Circuit Court of Appeals.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali Laboratories, Inc. ("Kali"), a wholly owned subsidiary of the registrant, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. The registrant is the exclusive marketing partner for these tablets through an agreement with Kali entered into before its acquisition by the registrant. Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. Ortho-McNeil submitted additional briefing on September 21, 2004. The Court stated that it will hold oral argument, which has not as of yet been scheduled. The registrant received FDA approval and began shipping tramadol in April 2005 and is still awaiting an answer from the Court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the registrant, and to include a claim for damages against the registrant and Kali. The registrant and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed and is invalid and unenforceable for inequitable conduct. With regard to the referenced summary judgment motions, Ortho-McNeil submitted a supplemental brief on July 7, 2006. Kali submitted a responsive supplemental brief on July 17, 2006. On July 21, 2006, the Court held oral argument regarding these motions. The Court has not yet ruled on them. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent. The registrant is assessing any impact of the reissue patent. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the registrant and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”). Ortho-McNeil alleged infringement and willful infringement of the re-issue patent against the registrant through the registrant’s marketing of its tramadol and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. The registrant intends to defend vigorously this action.

     The registrant entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the registrant is responsible for the management of any litigation and the payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the registrant. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The registrant has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. After Discovery was completed the lawsuit was resolved by settlement.
     On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the registrant in the United States District Court for New Jersey, seeking a declaratory judgment that four of the registrant’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The registrant has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of United States Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the registrant has withdrawn its motion for a preliminary injunction. The registrant intends to seek a stay of the action pending possible appeal to the Federal Circuit Court of Appeals.
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the registrant in the United States District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that the registrant infringed U.S. Patent Nos. 6,024,981 (the “‘981 patent”) and 6,221,392 (the “‘392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ‘981 and ‘392 patents and Schwarz Pharma is CIMA’s exclusive licensee. All 40 claims in the ‘981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office in February 2006. The ‘392 patent is also the subject of a reexamination proceeding. The registrant will continue to monitor this ongoing reexamination proceeding. In response to the lawsuits, the registrant has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the’981 and ‘392 patents were not infringed and are invalid and/or unenforceable. A scheduling conference was held in the CIMA action on October 3, 2006 and Defendants have served their initial discovery requests on CIMA. A scheduling conference was held on October 24, 2006 in the Schwarz Pharma action. The Court has indicated that it will consolidate the two actions. The registrant intends to vigorously defend these actions and pursue its counterclaims.
     On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 abbreviated new drug application for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit has been resolved by settlement.
   Industry Related Matters
     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the registrant concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the registrant in California constitutes, among other things, an unfair business practice. The case has been dismissed without prejudice to renewal.
     On September 10, 2003, the registrant and a number of other generic and brand pharmaceutical companies were sued by Erie County in New York State (the suit has since been joined by additional New York counties) that has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against the registrant and 12 other leading generic pharmaceutical companies, alleging principally that the registrant and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The registrant waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, the registrant and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including the registrant, have filed a motion to dismiss the amended complaint. On August 4, 2004, the registrant and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the Court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the registrant (among other companies) as a defendant. The registrant intends to defend vigorously these actions.
     On April 27, 2006, the State of Hawaii filed a complaint naming the registrant as a defendant that has alleged violations of laws related to participation in the Medicaid program. The Hawaii complaint pleads causes of action for (i) false claims; (ii) unfair or deceptive acts or practices; (iii) unfair competition; (iv) violation of the Deceptive Trade Practices Act; (v) non-disclosure; and (vi) unjust enrichment. The complaint seeks general and special damages; treble damages, or in the alternative, punitive damages; costs, pre-judgment and post-judgment interest, and attorneys’ fees; injunctive relief; and such other and further relief or equitable relief as the court deems just and proper. The registrant intends to defend vigorously these actions.
     On May 8, 2006, the County of Oswego filed a complaint against the registrant and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The registrant intends to defend vigorously these actions.
     With respect to the Erie action, the court denied the motions to dismiss on September 7, 2006. The defendants removed the Erie action to the United States District Court for the Western District of New York on October 11, 2006. The registrant filed an answer to the complaint on October 18, 2006. A motion to remand the suit is pending.
     The defendants removed the Oswego and Schenectady suits to the United States District Court for the Northern District of New York on October 11, 2006. The registrant filed answers to each of these complaints on October 18, 2006. Motions to remand these suits are pending.
     With respect to the Alabama action, the registrant filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.

     With respect to the Illinois action, the State of Illinois filed a First Amended Complaint on August 2, 2006. The defendants removed this action for the second time to the United States District Court for the Northern District of Illinois on October 11, 2006.
     The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The registrant answered the First Amended Complaint on July 19, 2006.
     With respect to the Mississippi action, the court denied the motion to dismiss, but granted the motion for a more definite statement. The State of Mississippi filed a First Amended Complaint on October 5, 2006. The defendants removed the action to the United States District Court for the Southern District of Mississippi on October 11, 2006. The registrant filed an answer to the First Amended Complaint on October 13, 2006. A motion to remand the suit is pending.
     The defendants removed the action brought by the State of Hawaii to the United States District Court for the District of Hawaii on August 10, 2006. A motion to remand the action is pending.
     Finally, the State of Alaska filed an Amended Complaint on October 17, 2006, naming the registrant and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys’ fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The registrant intends to defend this action vigorously.
     The registrant cannot predict with certainty at this time the outcome or the effects on the registrant of the above listed litigations. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the registrant’s financial condition, results of operations, prospects or business.
     The registrant is, from time to time, a party to certain other litigations, including product liability and patent actions. The registrant believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The registrant intends to defend or, in cases where the registrant is plaintiff, to prosecute these litigations vigorously.
ITEM 1A. Risk Factors
     The following information supplements the Risk Factors set forth in the registrant’s previously filed Annual Report on Form 10-K for 2005:
Risks that Relate to the registrant’s Accounting and Internal Controls
The registrant must restate its financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as well as restate selected financial data as of and for each of the five years in the period ended December 31, 2005. The registrant will also restate quarterly results of operations for each of the two years in the period ended December 31, 2005. The registrant will also restate the first quarter of 2006. The restatement process is not yet complete. Investors should not rely on such prior financial statements until they are restated and filed with the Commission.
The financial statements listed above in the caption are collectively referred to herein as the “Prior Financial Statements.” The registrant has preliminarily identified certain accounting errors that will require it to restate the Prior Financial Statements. As a result, the registrant’s Audit Committee and Board of Directors have concluded that the Prior Financial Statements, including any related financial information contained in any of its previously filed SEC reports, should not be relied upon. The registrant is not able to predict when it will be able to deliver reliable financial statements for these historical periods or its financial statements required in this Quarterly Report on Form 10-Q.
The registrant expects that the cumulative effect of the restatement adjustments to revenues will total approximately $91 million as detailed in its Current Report on Form 8-K filed on December 14, 2006. The restatement adjustments include accounts receivable reserve errors resulting from delays in recognizing customer credits and the utilization of an inappropriate methodology to estimate reserves that impacted the accuracy of recorded amounts for chargebacks, rebates, product returns and other accounts receivable reserves. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation during the periods presented. Inventory write-downs resulted from the registrant’s determination that sales demand for certain inventory was less than the available inventory on hand and from inventory valuation procedures that included the tracing of recorded inventory amounts to actual qualities held. To the extent recorded inventory amounts could not be verified with physical quantities on hand, the recorded amounts were written off. Also the registrant had not historically adjusted inventory and cost of sales for manufacturing variances. The registrant will also restate its financial statements to correct additional errors relating to the accounting for a lease acquired in a business combination, accounting for the registrant’s investment in a joint venture, and other items. Following its determination to restate its financial statements, the registrant also determined that it would correct certain known errors, including sales cut-off adjustments, made in the application of GAAP that were previously not recorded because the registrant believed that such errors were not material, either individually or in the aggregate, to the registrant’s consolidated financial statements.
The restatement impact disclosed by the registrant in its Current Report on Form 8-K, filed on December 14, 2006, is unaudited and reflects only restatement adjustments identified to date. This estimate is subject to change as a result of any further adjustments arising from the restatement process and the audit of its restated financial statements by the registrant’s independent registered public accounting firm. The registrant can provide no assurance that additional matters will not be identified that will require further analysis relative to their impact on previously issued financial statements or that the amounts involved and nature and extent of the accounting errors may not ultimately differ materially from that described above.
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
As disclosed in the registrant’s Form 8-K filed with the SEC July 6, 2006, due to accounting errors discovered by the registrant’s management, investors should not rely on Management’s Report on Internal Control Over Financial Reporting contained in the registrant’s Annual Report on Form 10-K for 2005. Although the registrant has not yet completed its analysis of the impact of the situation on its internal control over financial reporting, it has identified significant deficiencies and material weaknesses in its internal control over financial reporting during the affected periods. The registrant will describe the material weaknesses in its internal control over financial reporting and certain remediation measures that it has taken or intends to take to address material weaknesses in its Annual Report on Form 10-K/A for the period ended December 31, 2005 to be filed in connection with the restatement. The registrant will describe the material weaknesses in its internal control over financial reporting and certain remediation measures that it has taken, or intends to take, to address material weaknesses in its Annual Report on Form 10-K/A for the period ended December 31, 2005 to be filed in connection with the restatement. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the registrant’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the registrant’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected.
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
As a result of the required restatement, material information concerning the registrant’s operating results and financial condition is not available and is not expected to be available at any certain time.
Investors must evaluate whether to purchase or sell the registrant’s securities in light of the lack of current financial information concerning the registrant and in light of the above discussion. The registrant cannot accurately predict at what date accurate financial information will be available with respect to the Prior Financial Statements or the second and third quarters of 2006. Accordingly, any investment in the registrant’s securities involves a very high degree of risk and uncertainty.

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
The registrant has received a notice of purported default and notice of acceleration with respect to its convertible notes and a lawsuit has been commenced.
     As previously disclosed on the registrant’s Current Report on Form 8-K filed September 6, 2006, on September 1, 2006, the registrant received a notice of purported default from the trustee of the registrant’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The trustee claims, in essence, that the registrant’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the indenture, dated as of September 30, 2003 (the “Indenture”), between the registrant, as issuer, and American Stock Transfer & Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continues unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued and unpaid interest on the Notes immediately due and payable. On October 2, 2006, the registrant received a notice from the Trustee purporting to accelerate payment of the principal of and accrued interest on the Notes. The registrant believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the registrant believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. After the registrant communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the registrant pay the holders of the Notes either the principal, accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, on the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or, in the alternative, damages to be determined at trial, alleged to exceed $30 million. The registrant has filed a notice of removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court.
     If the Trustee’s position is upheld and an “event of default” in fact has occurred, the registrant could be obligated to immediately pay all outstanding principal and accrued and unpaid interest on the Notes to the holders of the Notes. Such an event would likely require the registrant to obtain alternative financing that may not be available to the registrant on favorable terms or at all, and could have a material adverse impact on the registrant’s operations, prospects, liquidity and the trading prices of its securities.

ITEM 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities(1)
Quarter Ending September 30, 2006

Total Number of
			Shares of	Maximum Number
		Average	Common Stock	of Shares of
		Price Paid	Purchased as	Common Stock that
	Total Number of	per Share	Part of Publicly	May Yet Be
	Shares of	of	Announced	Purchased Under
	Common Stock	Common	Plans or	the Plans or
Period	Purchased	Stock	Programs	Programs(2)
July 2, 2006 through July 29, 2006	—	N/A	—	977,083
July 30, 2006 through August 26, 2006	—	N/A	—	977,083
August 27, 2006 through September 30, 2006	—	N/A	—	977,083

(1)	In April 2004, the Board authorized the repurchase of up to $50,000 of the registrant’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million. The repurchase program has no expiration date.

(2)	Based on the closing price of the registrant’s common stock on The New York Stock Exchange $18.24 at September 29, 2006.
Item 5. Other Information
The registrant entered into a separation agreement with Shankar Hariharan (the “Hariharan Agreement”), the registrant’s Executive Vice President and Chief Scientific Officer, on November 29, 2006 and effective as of November 22, 2006. Pursuant to the Hariharan Agreement, Mr. Hariharan separated from the registrant and the registrant agreed to pay Mr. Hariharan $842,000 in six installments beginning in the seventh month after his separation date. The first installment will be $491,166.70 and each of the five monthly installments thereafter will be $70,166.66. Additionally, for two years following the separation date, the registrant has agreed to maintain in effect for Mr. Hariharan coverage under the registrant’s life insurance and medical plans, unless Mr. Hariharan becomes eligible for comparable benefits from another employer. Additionally, a number of Mr. Hariharan’s options to purchase shares of common stock of the registrant and a number of the shares of restricted stock of the registrant previously granted to Mr. Hariharan will continue to vest and be exercisable, consistent with the terms of Mr. Hariharan’s employment agreement. Pursuant to the Hariharan Agreement, Mr. Hariharan has agreed to waive any claim that he may have against the registrant in connection with his employment relationship. Mr. Hariharan agreed that for one year following his separation date he will not solicit any suppliers or employees away from the registrant, and for two years following his separation date he will not provide any services that may compete with the business of the registrant.
The registrant entered into a separation agreement with Mark Auerbach (the “Auerbach Agreement”), the registrant’s former Executive Chairman and a former director, on December 1, 2006 and effective as of October 31, 2006. Pursuant to the Auerbach Agreement, Mr. Auerbach separated from the registrant and the registrant agreed to pay Mr. Auerbach $642,114 in six equal installments beginning in the seventh month after his separation date and continuing for five months thereafter. Additionally, for 24 months following his separation date, the registrant agreed to maintain in effect Mr. Auerbach’s coverage under the registrant’s medical plan. The registrant also agreed to vest all of Mr. Auerbach’s shares of restricted stock and his options to purchase shares of the registrant’s common stock, and Mr. Auerbach will have 24 months from his separation date in which to exercise all his stock options. Pursuant to the Auerbach Agreement, Mr. Auerbach waives any claim that he may have against the registrant in connection with his employment relationship. Mr. Auerbach agreed that for two years following his separation date he will not solicit any business or employees away from the registrant, and he will not provide any services that may compete with the business of the registrant.
ITEM 6. Exhibits

10.1	Employment agreement by and between Par Pharmaceutical Companies, Inc. and Patrick LePore, dated as of November 10, 2006.

10.2	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Mark Auerbach, dated as of December 1, 2006.

10.3	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Michael Graves, dated as of November 10, 2006.

10.4	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Shankar Hariharan, dated as of November 29, 2006.

31.1	Certification of the Principal Executive Officer.

31.2	Certification of the Principal Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* (To be attached)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* (To be attached)

*	The certifications to be furnished as Exhibits 32.1 and 32.2 to the registrant’s Quarterly Report on Form 10-Q/A will not be deemed to be filed with the SEC and will not be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC. (registrant)
Date: December 21, 2006	/s/ Patrick G. LePore
Patrick G. LePore
President and Chief Executive Officer

Date: December 21, 2006	/s/ Gerard A. Martino
Gerard A. Martino
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Employment agreement by and between Par Pharmaceutical Companies, Inc. and Patrick LePore, dated as of November 10, 2006.

10.2	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Mark Auerbach, dated as of December 1, 2006.

10.3	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Michael Graves, dated as of November 10, 2006.

10.4	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Shankar Hariharan, dated as of November 29, 2006.

31.1	Certification of the Principal Executive Officer.

31.2	Certification of the Principal Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*