Form 10-K/A
period 2005-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-03-13
CIK 878088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number: 1-10827
PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (201) 802-4000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The New York Stock Exchange, Inc.

Preferred Share Purchase Rights	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
     Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:
     Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑ *
     * The Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 was filed without Part I, Items 1 and 2, and the Rule 13a-14(a) and Section 906 certifications by its President and Chief Executive Officer and its Chief Financial Officer, as indicated therein and in the Registrant’s Notification of Late Filing on Form 12b-25, filed with the Commission on August 11, 2006. The Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 was filed without Part I, Items 1 and 2, and the Rule 13a-14(a) and Section 906 certifications by its President and Chief Executive Officer and its Chief Financial Officer, as indicated therein and in the Registrant’s Notification of Late Filing on Form 12b-25/A, filed with the Commission on December 21, 2006. The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 was not filed by March 1, 2007.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Original Form 10-K or any amendment to the Original Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 3, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $1,122,113,505, based on the closing sale price as reported on The New York Stock Exchange (assuming, solely for purposes of this calculation, that all directors and executive officers of the Registrant were “affiliates”).
Number of shares of the Registrant’s common stock outstanding as of March 5, 2007: 35,930,588.
Part III hereof incorporates by reference certain portions of the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders filed with the Commission on April 13, 2006.

PART I
Explanatory Note
     Par Pharmaceutical Companies, Inc. (the “Company”) is amending its Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original 10-K”) to restate its consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. This Annual Report on Form 10-K/A also includes the restatement of selected financial data, as of and for each of the five years in the period ended December 31, 2005, as well as the restatement of quarterly results of operations for each of the two years in the period ended December 31, 2005. As to the selected financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 such amounts are derived from the audited financial statements included elsewhere in the Form 10-K/A. The restated selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and the restated quarterly results of operations data are unaudited and, in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.
     As previously disclosed in the Current Report on Form 8-K dated July 6, 2006, in the Current Report on Form 8-K dated December 14, 2006, and in the amended Current Report on Form 8-K/A dated December 21, 2006, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon primarily due to errors related to accounts receivable reserves and inventory valuation issues. The Company also restated its financial statements to correct additional errors identified in its assessment of historical accounting matters relating to the accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and other items. A description of the restatement errors and the related impact on the Company’s consolidated financial statements follows.
Accounts Receivable Reserves and Revenues
     The accounts receivable reserves and related revenue errors resulted from (i) delays in recognizing customer credits and (ii) the utilization of methodologies that did not contemplate all necessary components to estimate reserves that impacted the accuracy of recorded amounts for chargebacks, rebates, product returns and other accounts receivable reserves.
     The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. The Company experienced a delay in processing customer credits and the effects of such delay were not recognized by the Company in their estimates. To the extent deductions taken or claims made by customers were valid; the Company restated its accounts receivable reserves and related revenues in the appropriate prior period. For deductions that were not valid; the Company sought collection from the customer. In the second quarter of 2006, the Company determined that approximately $10 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10 million will be written off in the second quarter of 2006.
     In addition to the Company’s processing delays, the Company determined that due to an oversight of facts that existed at the time, its methodologies did not include all necessary components for estimating future chargebacks, rebates, and product returns. The Company’s chargeback reserve did not include processing time lags for outstanding chargeback claims. The Company also determined that its rebate reserve had not been capturing the portion of the liability associated with product inventory in the distribution channel and had not considered processing time lags for outstanding rebates related to customers that purchase its products indirectly through wholesalers. The processing time lag refers to the period of time between when inventory in the distribution channel is sold by the wholesaler and when the information is received and processed by the Company. Inventory in the distribution channel represents the Company’s product held by its customers. The Company’s product returns reserve methodology underestimated the period between the date of the financial statements and the date of product return due to product expiration as well as specific return exposures at each period end. These errors resulted in an understatement of its accounts receivable reserves and overstatement of related revenues for the periods presented in previously issued consolidated financial statements.
     The Company’s corrected chargeback and rebate methodologies are designed to appropriately estimate its liability for (1) the processing time lag associated with incurred-but-uninvoiced chargebacks and rebates, and (2) future chargebacks and rebates associated with product inventory held in the distribution channel at period end. The Company’s corrected product returns reserve methodology considers average remaining product expiry on product sales, historical product returns experience, and specific return exposures to estimate the potential risk of returns of inventory in the distribution channel at the end of each period.
Inventory Valuation and Existence
     The Company maintains inventories for raw materials, supplies, work in process, and finished goods. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation and existence during the periods presented. Inventory restatement adjustments resulted from (i) the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, and (ii) from the identification of recorded inventory amounts for which no underlying product existed. For such items, the Company identified the underlying transactions which had not been properly recorded and corrected them in the appropriate period. Also the Company had not historically adjusted inventory and cost of sales for manufacturing variances. Previously, the Company recorded manufacturing variances as cost of goods sold in the period in which they were generated, which was not in compliance with GAAP. The Company corrected this error in the restated financial statements to recognize manufacturing variances as a component of inventory cost and as cost of goods sold, as appropriate.
Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses will be distributed equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the statement of operations and recording the Company’s share of the net equity in the investment in joint venture line item on the balance sheet.
Accounting for a Lease Acquired in a Business Combination
     On June 10, 2004, the Company acquired all of the capital stock of Kali Laboratories, Inc. (“Kali”). The Company acquired the physical facilities, in-process research and development and intellectual property of Kali. In connection with the acquisition, the Company assumed a building lease. The Kali lease was initially accounted for as an operating lease. Since, the Kali lease contained a bargain purchase option, accounting for this lease as an operating lease was not in compliance with GAAP. The Company restated its accounting to classify the Kali lease as a capital lease, which included the recording of the related fixed asset and capital lease obligation, the removal of the favorable leasehold interest recorded as an intangible asset and the restatement of the related amount of goodwill.
Sales Cut-Off
     The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the wrong period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners at December 31, 2005 and 2004.
Accounts Payable Error
     The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and the related understatement of research and development expense.
Other Errors
     Upon further consideration of the facts surrounding the April 2004 product launch of Ribasphere, the Company determined that all of the conditions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, (“SFAS 48”) were not met. The Company deferred the recognition of revenues, gross margin, and net income originally recorded in the quarters ended July 3, 2004 and October 2, 2004 and recorded these amounts in the quarter ended December 31, 2004, when all of the conditions of SFAS 48 were met.
     The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors included adjustments related to the accounting for a curtailed defined benefit plan, accounts payable corrections, and other miscellaneous items related to prior periods.
Presentation Restatement Items – Consolidated Balance Sheets
     The Company corrected an error in its presentation of available for sale securities on the consolidated balance sheet as of December 31, 2005. The Company previously presented all available for sale securities as current assets although the Company intended to hold certain debt securities beyond one year. The consolidated balance sheet has been restated to reflect such securities as non-current assets to be consistent with its intent. The

Company has also corrected the related note to consolidated financial statements. Also the Company restated the presentation of unrealized gains and losses on available for sale securities, net of tax, on the consolidated statements of stockholders’ equity and in the “Available for Sale Debt Securities” Note to consolidated financial statements to disclose the tax effects and to disclose in a single place the total unrealized gains and losses on available for sale securities, as required by GAAP. The Company also added tabular disclosures of a reconciliation of unrealized gains and losses on marketable securities and a reconciliation of the minimum pension liability as part of the Company’s revised comprehensive (loss) income disclosure that is included in Note 14 “Stockholders’ Equity” in the notes to consolidated financial statements. The Company also corrected an error in its presentation of net customer credit balances. Previously these credit balances were included with “Accounts receivable, net”, in error, on the consolidated balance sheets. The Company restated the presentation of the credit balances by including these amounts in “Accounts payable” on the consolidated balance sheets.
Presentation Restatement Items – Consolidated Statements of Operations
     The Company restated the presentation of net interest to separately present interest expense and interest income on the face of the consolidated statements of operations for each of the three years in the period ended December 31, 2005, as required by GAAP. The Company also corrected the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense, as required by GAAP. Previously the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses (income)” section of the consolidated statements of operations. The Company restated the presentation of certain licensing and royalty related revenues that previously had been included in “Net product sales”, in error, on the consolidated statements of operations by including these amounts in “Other product related revenues” on the consolidated statements of operations, as required by GAAP. The Company restated the presentation of an intangible asset impairment related to Isoptin SR to include the impairment charge in cost of goods sold, as required by GAAP, based on the function of the intangible asset, which was necessary to produce the product (Isoptin SR) for sale and to be consistent with the recognition of the related amortization expense that is also included in cost of goods sold. Such impairment had been improperly presented in the “Operating expenses (income)” section of the consolidated statements of operations as part of the caption “Intangible assets impairment.”
Presentation Restatement Items – Consolidated Statements of Cash Flows
     The Company restated the Cash flows from operating activities section of the consolidated statements of cash flows to begin with “Net (loss) income” as required by GAAP as compared to “Income from continuing operations”, which was not in compliance with GAAP. Related to this change, the Company previously presented amounts identified as other net cash provided by and used from discontinued operations in line items labeled “Loss from discontinued operations” and “Non-cash charges and changes in discontinued operating assets and liabilities,” the cash flows effect of these items are now included in an item labeled “Changes in discontinued operating assets and liabilities.” The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for each of the three years in the period ended December 31, 2005 in the Cash flows from operating activities section as required by GAAP. Previously this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions”, which was not in compliance with GAAP. The Company corrected the presentation of the change in inventory reserves, which had been its own line item, which was not in compliance with GAAP, by including the amounts within the line item “Increase in inventories” in the Cash flows from operating activities section. The Company included a contingent payment related to the acquisition of Kali in the Cash flows from investing activities section that had previously been included in the line item labeled “Acquisition of subsidiary, net of cash acquired”, which was not consistent with the caption description. The Company presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 as required by GAAP. Previously the borrowings related to debt for financed insurance premiums were netted with “Issuance of long-term and other borrowings” and the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the consolidated statements of cash flows. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts, “Acquired intangibles not yet paid” amounts, and “Capital lease obligation” amounts to its consolidated statements of cash flows for each of the three years in the period ended December 31, 2005, as required by GAAP.
Presentation Restatement Items – Notes to Consolidated Financial Statements
     The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and providing additional information as to the Company’s determination of segments to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously the disclosure of top selling products was not complete for each of the three years in the period ended December 31, 2005.

Impact of Restatements
     The effects of these restatements on the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.
     In conjunction with the errors in accounting noted above, the Company identified material weaknesses in its internal control over financial reporting at December 31, 2005, and reported those to its Audit Committee. Please see Part II, Item 9A, “Disclosure Controls and Procedures,” which has been restated, for a description of these matters, and of certain remediation measures that the Company has implemented or plans to implement in order to strengthen its internal control over financial reporting.
     The Company has not modified or updated the disclosures in the Original 10-K, filed on March 15, 2006, other than as required to reflect the effects of the restatement, and to update Item 3 - Legal Proceedings and Item 9B – Other Information. As such, this Annual Report on Form 10-K/A does not reflect all events that have occurred since the Company filed the Original 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. The Company has made no changes to the Items in the Original 10-K other than those described below; accordingly, it has omitted all such unchanged information.
     The Company has not amended and does not anticipate amending any of its Form 10-Ks for any of the years prior to the year ended December 31, 2005, nor does it anticipate amending any of the Quarterly Reports on Form 10-Q that it originally filed for any of the quarterly periods prior to (or including) the year ended December 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon. The Company plans to file amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended April 1, 2006, July 1, 2006, and September 30, 2006 after the filing of this Annual Report on Form 10-K/A.
     References to this Annual Report on Form 10-K/A shall, unless the context clearly indicates otherwise, refer to the Original 10-K, as amended by this Annual Report on Form 10-K/A. The following items have been amended or added as a result of the restatement and related matters:
Part I – Item 1 – Business
Part I – Item 1A – Risk Factors
Part I – Item 3 – Legal Proceedings
Part II – Item 6 – Selected Financial Data
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II – Item 8 – Consolidated Financial Statements and Supplementary Data
Part II – Item 9A — Controls and Procedures
Part II – Item 9B – Other Information
Part IV – Item 15 – Exhibits and Financial Statement Schedules

Forward-Looking Statements
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products; (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed herein and in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2006, July 24, 2006, August 28, 2006, September 6, 2006, September 26, 2006, October 2, 2006, October 6, 2006, October 24, 2006, December 14, 2006, and December 21, 2006. If and to the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed under Item 1A Risk Factors and from time to time in other of the Company’s filings with the SEC, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Annual Report on Form 10-K/A are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. In particular, except as they may relate to matters involving to the restatement, the Company has not updated any forward-looking statements contained in the Company’s Original 10-K filed with the SEC on March 15, 2006. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.
ITEM 1. Business
GENERAL
     Par Pharmaceutical Companies, Inc. (the “Company”) is a Delaware holding company that, principally through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), is in the business of manufacturing and distributing generic and branded drugs in the United States. In January 2006, the Company announced its divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005 to a former officer and director of the Company. As a result of the divestiture, the business is being reported as a discontinued operation for all periods presented. On June 10, 2004, the Company acquired Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which has been integrated with the Company’s internal research and development program. The Company’s fiscal year ends on December 31 of each year presented. However, the Company’s fiscal quarters end on the Saturday closest to each calendar quarter end. The Company’s principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000. Additional information concerning the Company can be found on the Company’s website at www.parpharm.com.
     The Company makes its electronic filings with the SEC, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, available through its website, free of charge, as soon as practicable after it files or furnishes them with the SEC. Information on the website is not, and should not be construed to be, part of this Annual Report on Form 10-K/A. Reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

     Prescription pharmaceutical products are sold as either generic products or brand products. In the third quarter of 2005, the Company shipped its first brand product, Megace ES® and is now in two reportable business segments: generic pharmaceuticals and brand pharmaceuticals. See “Notes to Consolidated Financial Statements – Note 18 – Segment Information.” Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding brand name drug. Generic drugs must meet the same governmental standards as brand name drugs, but they are sold generally at prices below those of the corresponding brand name drugs. Generic drugs provide a cost-effective alternative for consumers, while maintaining the safety and effectiveness of the brand name pharmaceutical product.
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
     A growing practice within the generic industry is the use of authorized generics. Brand name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and they often license this right to a subsidiary or a generic distributor. Authorized generics may be sold during the exclusivity period granted to the developer of a generic equivalent to the brand product. The Company has marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company (“BMS”), during the exclusivity period of competitors.
     The Company markets its generic products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors, principally through its internal sales staff. The Company also promotes the sales efforts of wholesalers and drug distributors that sell the Company’s products to clinics, governmental agencies and other managed health care organizations.
          Brand Segment
     As part of the Company’s business plan to sustain future growth, the Company has expanded its efforts in developing new dosage strengths and drug delivery forms through a specialty pharmaceutical product line that it believes will improve existing pharmaceutical products. The Company believes that these potential brand products may have limited competition, longer product life cycles and in the long-term higher profitability than its existing generic products. In addition to its efforts to develop innovative brand products internally, the Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line.
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
     As described in the “Forward-Looking Statements” section appearing above, certain statements made in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, projected expenditures, trends and future events. Such statements involve various risks, uncertainties and contingencies, many of which are beyond the control of the Company and that could cause actual results and performance to differ materially from those stated herein. Any forward-looking statements included in this document are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements.
     The financial data and share amounts, except per share data, employee, drug and stockholder numbers, contained in Parts I and II are in thousands.
PRODUCT INFORMATION
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
     The Company distributes 94 products, representing various dosage strengths for 40 separate drugs, that are manufactured by the Company and 146 additional products, representing various dosage strengths for 68 separate drugs that are manufactured for it by other companies. The Company holds the Abbreviated New Drug Applications (“ANDAs”) and NDAs for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by the Company, including the brand name products Megace ES®, for which the Company holds the NDA, and Capoten®, Capozide®, Questran® and Questran Light®, and Sumycin®, which the Company sells through an agreement with BMS. The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

Name	Competitive Brand Name Drug
Generic:
Acebutolol	Sectral
Acyclovir	Zovirax
Allopurinol	Zyloprim
Amiloride Hydrochloride	Midamor
Amiodarone Hydrochloride	Cordarone
Amoxicillin (Chew Tabs)	Amoxil
Amoxicillin Caps	Amoxil
Amoxicillin Oral Suspension	Amoxil
Amoxicillin Tabs	Amoxil
Amoxicillin/Clavalunate (Chew Tabs)	Amoxil
Amoxicillin/Clavalunate Oral Suspension	Amoxil
Amoxicillin/Clavalunate Tabs	Amoxil
Aspirin (zero order release)	Zorprin
Biperiden Hydrochloride	Akineton
Benztropine Mesylate	Cogentin
Buspirone	BuSpar
Cabergoline	Dostinex
Captopril	Capoten
Captopril HCTZ	Capozide
Carisoprodol and Aspirin	Soma Compound
Cefaclor	Ceflacor
Cefprozil	Cefzil
Cephalexin	Keflex
Chlordiazepoxide HCl	Librium
Cholestyramine (Brand)	Questran
Cholestyramine Light (Brand)	Questran Light
Cholestyramine & Light (Generic)	Questran & Light
Ciprofloxacin Tabs	Cipro
Citalopram	Celexa
Clomiphene	Clomid
Clonazepam ODT	Klonopin
Clozapine	Clozaril
Cyproheptadine Hydrochloride	Periactin
Dexamethasone	Decadron
Diphenoxylate Hydrochloride and Antropine Sulfate	Lomotil
Doxazosin Mesylate	Cardura
Doxepin Hydrochloride	Sinequan, Adapin
Doxycycline Monohydrate	Monodox
Enalapril	Vasotec
Enalapril Maleate HCTZ	Vaseretic
Estazolam	Prosom
Etodolac	Lodine
Famotidine	Pepcid
Flecainide	Tambocor
Fluconazole	Diflucan
Fluoxetine	Prozac
Fluphenazine Hydrochloride	Prolixin
Flutamide	Eulexin
Fluticasone Nasal Spray	Flonase
Glyburide & Metformin HCl	Glucovance
Guanfacine	Tenex
Hydralazine Hydrochloride	Apresoline
Hydra-Zide	Apresazide
Hydroquinone HCL	Eldoquin
Hydroquinone w/sunscreen	Solaquin
Hydroxurea	Hydrea
Ibuprofen	Advil, Nuprin, Motrin
Imipramine Hydrochloride	Tofranil
Indapamide	Lozol

Name	Competitive Brand Name Drug
Isosorbide Dinitrate	Isordil
Leflunomide	Arava
Lisinopril	Zestril
Lovastatin	Mevacor
Meclizine Hydrochloride	Antivert
Megestrol Acetate	Megace
Megestrol Acetate Oral Suspension	Megace Oral Suspension
Mercaptopurine	Purinethol
Metaproterenol Sulfate	Alupent
Metformin ER	Glucophage XR
Metformin Hydrochloride	Glucophage
Methimazole	Tapazole
Methylprednisolone	Medrol
Metronidazole	Flagyl
Minocycline	Minocin
Minoxidil	Loniten
Mirtazapine	Remeron
Nabumetone	Relafen
Nafazodone	Serzone
Nicardipine Hydrochloride	Cardene
Nizatidine	Axid
Nystatin Powder	Mycostatin
Ofloxacin	Floxin
Orphengesic	Norgesic
Orphengesic Forte	Norgesic Forte
Oxaprozin	Daypro
Paroxetine	Paxil
Pergolide Mesylate	Permax
Potassium Chloride	K-Dur
Prochlorperazine Maleate	Compazine
Propoxyphene Hydrochloride	Darvon
Quinapril	Accupril
Ranitidine	Zantac
Ribavirin (Caps)	Rebetol
Ribavirin (Tabs)	Copegus
Selegiline	Eldepryl
Silver Sulfadiazine (SSD)	Silvadene
Sotalol	Betapace
Sumycin Syrup	Tetracycline
Sumycin Tabs	Tetracycline
Ticlopidine Hydrochloride	Ticlid
Tizanidine	Zanaflex
Torsemide	Demadex
Tramadol	Ultram
Tramadol HCl/Acetaminophen	Ultracet
Triazolam	Halcion
Verapamil HCl	Isoptin SR
Brand:
Megace® ES
     From January 1, 2005 to December 31, 2005, the FDA approved ANDAs, filed by either the Company or its strategic partners, for the following products that the Company is currently marketing, has the right to market in the future or is currently receiving a royalty on: clarithromycin tablets 250 mg & 500 mg; nitroflurantoin capsules 100 mg (monohydrate/macrocrystals); tramadol HCl & acetaminophen tablets 3.75 mg/325 mg; clonazepam tablets 0.5 mg, 1 mg & 2 mg; doxycycline capsules 75 mg; cephalexin capsules 250 mg & 500 mg; clonazepam orally disintegrating tablets 0.125 mg, 0.25 mg, 0.5 mg, 1 mg & 2 mg; cholestyramine for oral suspension, USP (Light) 4 g resin/5 g powder; cholestyramine for oral suspension, USP (Regular) 4 g resin/9 g powder; mirtazapine orally disintegrating tablets 15 mg, 30 mg & 45 mg; leflunomide tablets 10 mg & 20 mg; sotalol HCl Tablets 80 mg, 120 mg & 160 mg; flavoxate HCl tablets 100 mg; ribasphere (ribavirin) tablets 200 mg, 400 mg & 600 mg; cefprozil tablets 250 mg & 500 mg; glimepiride tablets 1 mg, 2 mg, 4 mg & 8 mg; cabergoline tablets 0.5 mg; fenofibrate tablets 107 mg; and cefprozil for oral suspension 125 mg/5 mL & 250 mg/5 mL.

     During 2005, the FDA approved a NDA filed by the Company for Megace ES 125 mg/mL.
     The Company also seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements, including licensing of authorized generics, with pharmaceutical companies located in various parts of the world. As such, the Company has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company’s distribution and supply agreements that it believes are material to its business are described in the “Notes to Consolidated Financial Statements – Note 11 — Distribution and Supply Agreements.” In fiscal year 2005, the Company entered into several new agreements, which are summarized below.
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
     In April 2005, the Company acquired 3,333 shares of Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The Company and Optimer also entered into a joint development and collaboration agreement for the antibiotic compound known as PAR-101. Under the terms of the agreement, Optimer will fund all expenses associated with the clinical trials of PAR-101, while the Company will be responsible for the clinical development, submission of a NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 is ultimately cleared for marketing by the FDA, the Company will manufacture and have exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada. The Company will pay Optimer a royalty on sales of PAR-101 and also has an option to extend the agreement to include up to three additional drug candidates from Optimer.
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
     In addition to its own internal development program, the Company, from time to time, enters into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies. The Company’s product development agreements that it believes are material to its business are described in “Notes to Consolidated Financial Statements – Note 10 – Research and Development Agreements.” Pursuant to these agreements, the Company has advanced funds to several unaffiliated companies for products in various stages of development.
     The Company’s research and development expense was $62,497, $47,533 and $21,109 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Although there can be no such assurance, annual research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to increase by up to approximately 5% from fiscal year 2005.
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
     An IND, in order to be approved, must demonstrate that the product adequately delivers the drug into the bloodstream or intended site of action to produce the desired therapeutic results before the product can proceed to human clinical trials. The toxicology studies are also analyzed to ensure that clinical trials can safely proceed. There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in the IND. If the FDA raises any such concerns, the Company must address those concerns before the clinical trials can begin. The IND becomes effective 30 days after receipt by the FDA if the FDA does not raise any concerns. Prior to the start of any clinical study, an independent institutional review board must review and approve such study.
     There are three main stages to each clinical trial. In Phase I of the clinical trial, the drug is tested for safety, absorption, tolerance and metabolism in a small number of subjects. In Phase II, the drug is tested for efficacy in a limited number of subjects. The drug is further tested for safety, absorption, tolerance and metabolism. In Phase III, after successful Phase II evaluations, the subject population is enlarged and further tests are done to determine safety and efficacy. The Company then submits a NDA containing the results from the pre-clinical and clinical trials. The NDA drug development and approval process could take from approximately three to more than ten years.
     In July 2005, the Company received FDA approval and began shipping Megace ES®, its first brand product. In February 2006, Optimer announced that its Phase 2A clinical studies have indicated that PAR-101, another brand product, appears to be efficacious in the treatment of Clostridium difficile-associated diarrhea. Optimer has recently received FDA approval of its Phase 2B/3 clinical trial protocols and planned to begin these trials in April 2006.
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

     The Company has approximately 150 customers, some of which are part of larger buying groups. In fiscal year 2005, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation, and Walgreen Co. accounted for approximately 14%, 9%, 9% and 8%, respectively, of its total revenues. In fiscal year 2004, the Company’s four largest customers, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co. accounted for approximately 15%, 13%, 13% and 9%, respectively, of its total revenues. The Company does not have written agreements with any of these major customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company’s operating results, prospects and financial condition (see Notes to Consolidated Financial Statements - Note 18 — Segment Information).
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
EMPLOYEES
     At December 31, 2005, the Company had 766 employees compared to 601 and 476, respectively, at December 31, 2004 and 2003. The increased headcount level in fiscal year 2005 over 2004 was primarily due to adding a sales force and administrative personnel for its new branded division. The increased headcount level in 2004 was primarily due to the acquisition of Kali.
GOVERNMENT REGULATION
     Pharmaceutical manufacturers are subject to extensive regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal Trade Commission (the “FTC”) and state and local governments. The FFDC Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.
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
     In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of such drug. There currently are two basic ways to satisfy the FDA’s safety and effectiveness requirements:

1.	New Drug Applications: Unless the procedure discussed in paragraph 2 below is permitted under the FFDC Act, a prospective manufacturer must submit to the FDA a NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take up to several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as a NDA for marketing approval.

2.	Abbreviated New Drug Applications: The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as “listed drugs”). Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.
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
     Section 505(b)(2) was added to the FFDC Act by the Hatch-Waxman amendments. This provision permits the FDA to rely, for approval of a NDA, on data not developed by the applicant. A 505(b)(2) application must include identification of the listed drug for which the FDA has made a finding of safety and effectiveness and on which finding the applicant relies in seeking approval of its proposed drug product. A 505(b)(2) application may rely on studies published in scientific literature or an FDA finding of safety and/or efficacy for an approved product for support, in addition to clinical studies performed by the applicant.
     The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalency studies) were essential to the approval of the application and was conducted by the applicant. The approval of a 505(b)(2) application may result in five years of exclusivity if it is for a new chemical entity. If appropriated under U. S. patent laws, 505(b)(2) NDAs are eligible for the FDA’s patent certification protection. Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.
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
     As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the regulations promulgated there under. The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its internal disclosure controls and procedures.
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
     ITEM 1A. Risk Factors
     The pharmaceutical industry is a fast-paced, highly competitive environment with various factors that influence the ability of a company to successfully commercialize a product. Many of these factors are beyond the control of the Company and are, therefore, difficult to predict. The following section sets forth the principal risks to the Company’s business activities and condition (financial or otherwise) and prospects. These risks, along with others, have the potential to materially and adversely affect the Company’s business, financial position, results of operations and prospects.
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
     The profitability of the Company’s product sales is also dependent upon the prices it is able to charge for its products, the costs to purchase products from third parties, and its ability to manufacture its products in a cost-effective manner. If its revenues decline or do not grow as anticipated, the Company may not be able to correspondingly reduce its operating expenses. Failure to achieve anticipated levels of revenues could, therefore, significantly harm its operating results for a particular fiscal period.
In certain circumstances, the Company issues pricing adjustments and other credits to its customers. Although the Company establishes reserves in connection with these credits, if estimates of the reserves are inadequate, it may result in a material adverse effect.
     In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). As is common in its industry, the Company issues price protection credits to its customers, which the Company refers to as shelf-stock adjustments, when the Company expects significant price erosion through an increase in competition. Under such price protection arrangements, the Company will generally provide a credit to its customers for the difference between the Company’s new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer’s remaining inventory at the expiration of the exclusivity period. As a result, the total price protection that the Company will credit customers at the expiration of an exclusivity period will depend on the amount by which the price declines as the result of the introduction of comparable generic products by additional manufacturers and the inventory that customers hold at the expiration of the exclusivity period. In addition, the Company’s reported revenues are net of estimated chargebacks (i.e., the difference between a product’s negotiated price with a given customer, such as a drug store chain, and the invoice price that the Company charges to a wholesaler that resells the product to such customer) and estimated customer rebates, which are based on sales volume and other factors.
     Also, based on general industry practice, from time to time, the Company provides its customers credits on its generic products that its customers hold in inventory after the Company has decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, the Company would likely reduce the price of its product. As a result, it would be obligated then to provide significant credits to its customers that are then holding inventories of such products, which could reduce its revenue and gross margin for the period the credit is provided. Similarly, the Company also provides credits for chargebacks to wholesale customers that have contracts with it for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.
     The Company establishes reserves for these credits and chargebacks at the time of sale based on contingencies that are known to it, as well as for products the Company permits its customers to return. Although the Company believes its reserves are adequate as of the date of this report, it cannot provide assurances that its reserves will prove to be adequate. Increases in credits and chargebacks may exceed what was estimated as a result of a variety of reasons, including unanticipated increased competition or an unexpected change in one or more of its contractual relationships. The Company will continue to evaluate the effects of competition and will record a price protection reserve if and when it deems it necessary. Any failure to establish adequate reserves with respect to credits or chargebacks, however, may result in a material adverse effect on its financial position and results of operations.
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
     The Company’s brand name competitors often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:
•	entering into agreements whereby other generic companies will begin to market an authorized generic product at the same time generic competition initially enters the market;

•	filing “citizen’s petitions” with the FDA, including timing the filings so as to thwart generic competition by causing delays of the Company’s product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence and/or “sameness”;

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that automatically delay FDA approval of many generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which the Company seeks FDA approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods as discussed below;

•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.
     The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. Brand companies are utilizing this provision to extend periods of market exclusivity. Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time a NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, the Company’s entry into the market and its ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on its business.

If the Company fails to obtain exclusive marketing rights for its generic pharmaceutical products or fails to introduce these generic products on a timely basis, its revenues, gross margin and operating results may decline significantly.
     As a result of the 180-day marketing exclusivity period granted to generic pharmaceutical companies that are first to file an ANDA, generic pharmaceutical products, at their launch, often are priced to yield relatively high gross margins. A large portion of the Company’s revenues has been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products with which it has limited competition. ANDAs containing certifications challenging patents, however, generally become the subject of patent infringement and validity litigation that can be both lengthy and costly. In addition, there is no certainty that the ANDA applicant will prevail in the litigation or that the applicant will be the first to file and, therefore, be a candidate for the 180-day marketing exclusivity period. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in an ANDA applicant’s favor earlier than that time. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not receive the 180-day marketing exclusivity period.
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
     The Company generates a significant portion of its total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2005, the Company’s top selling products, tramadol HCl and acetaminophen tablets (Ultracet®), megestrol oral suspension (generic and brand) (Megace Oral Suspension®, Megace®ES), paroxetine (Paxil®), fluoxetine (Prozac®), Ibuprofen Rx (Advil®, Nuprin®, Motrin®), lovastatin (Mevacor®), Mercatopurine (Purinethol®) and Quinapril (Accupril®) accounted for approximately 54% of its total net revenues and a significant portion of its gross margin. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or the failure of the Company to successfully introduce other key products, could have a material adverse effect on its revenues and gross margin.

The Company’s profitability depends on its major customers. If these relationships do not continue as expected, the Company’s business, condition (financial and otherwise), prospects and results of operation could materially suffer.
     The Company has approximately 150 customers, some of which are members of larger buying groups. For fiscal year 2005, its largest customers in terms of net product sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation, and Walgreen Co., accounted for approximately 14%, 9%, 9% and 8%, respectively, of its total revenues. The loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect upon its operating results and financial condition.
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
     The Company has broadened its product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which it distributes generic pharmaceutical products manufactured by others. The Company has entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. For the year ended December 31, 2005, approximately 52% of its total net revenues were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements could materially adversely affect its business, condition (financial and other), prospects or results of operations.
The Company’s reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination of failure to comply with those obligations could subject it to penalties and sanctions, which could have a material adverse effect.
     The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K/A, the Company and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. The Company’s calculations and methodologies are currently being reviewed internally and likewise are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because the Company’s processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.
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
     The indenture for the Company’s Notes imposes significant operating and financial restrictions. These restrictions limit the ability of the Company to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens or merge or consolidate. The Company cannot provide assurance that these restrictions will not adversely affect its ability to finance its future operations or capital needs or to pursue available business opportunities.
The Company is subject to pending litigations as well as an informal SEC investigation in connection with the restatement of certain of its financial statements for prior periods that will likely divert substantial amounts of management time from the Company’s operations and could result in significant expense and liabilities.
     As previously disclosed in the Company’s Current Report on Form 8-K filed July 24, 2006, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006 that the SEC is conducting an informal investigation of the Company related to the restatement of certain of its financial statements for prior periods. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. This SEC investigation may require the Company to devote substantial time and resources to gather documents and respond to questions. Depending on the length, scope, and results of the SEC investigation, the Company could experience an adverse impact in its business, results of operations, financial position and cash flows.

     Also, as previously disclosed in the Company’s Current Report on Form 8-K filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. Additionally, as previously disclosed in the Company’s Current Report on Form 8-K filed August 28, 2006, on August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in that action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the purported class actions referenced above. The plaintiffs also allege that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge profits made in connection with their exercise of such options. The Company intends and each of the individuals named as a defendant has stated an intention to vigorously defend against these allegations.
     The outcomes and consequences of the above referenced actions are inherently uncertain. Such litigation is often costly and time-consuming, and could result in the Company experiencing an adverse impact to its business, results of operations, financial position and cash flows. The defense of any such actions or investigations will likely cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such proceedings are not resolved in its favor. Further, any litigation or regulatory proceedings, even if resolved in the Company’s favor, could cause it to incur significant legal and other expenses , including modifying or adopting new controls and procedures. Such events could harm the Company’s business, affect its ability to raise capital and adversely affect the trading price of its securities.
If actions taken to remediate material weaknesses in the Company’s internal controls over financial reporting are insufficient or if the Company fails to maintain all of the controls necessary for continued compliance, current stockholders and potential investors could lose confidence in the Company’s financial reporting, which would harm its business prospects and the trading price of its stock.
     As described below in Item 9A, the Company’s management has concluded that the Company did not maintain effective internal controls over its financial reporting as of December 31, 2005. Effective internal controls are necessary for the Company to provide reliable financial reports. If it cannot provide reliable financial reports, stockholder and investor confidence in the Company’s business and operating results could be negatively impacted. The Company has discovered, and may in the future discover, areas of its internal control that need improvement. The restatement described in this Annual Report on Form 10-K/A relates to the Company’s conclusion that its consolidated financial statements in the original 10-K as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 should no longer be relied upon. This Annual Report on Form 10-K/A also includes the restatement of the selected financial data as of and for each of the five years in the period ended December 31, 2005, as well as the restatement of quarterly results of operations for each of the two years in the period ended December 31, 2005. The restated selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and the restated quarterly results of operations data are unaudited and, in the opinion of management, have been prepared in accordance with GAAP and reflect all adjustments, which are necessary for a fair presentation of results for these periods.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal control over financial reporting as of each year-end. The Company’s management has concluded that its internal controls over financial reporting were not effective as of December 31, 2005 and did not provide reasonable assurance regarding the reliability of its financial reporting or the preparation of its financial statements in accordance with GAAP. In addition to the material weaknesses that were identified in connection with the restatement described in this Annual Report on Form 10-K/A, the Company may identify additional and different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Furthermore, while it has taken steps designed to remediate the material weaknesses that the Company has identified, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. Management has identified the steps it believes are necessary to address the material weaknesses described in Item 9A, and the Company is in the process of remediating the material weaknesses.
     If the Company fails to implement and maintain the improvements in the control over its financial reporting or encounters delays or difficulties in the implementation of these improvements in its controls, the Company could fail to meet its reporting obligations, including issuing financial statements in future periods that contain errors. The failure to improve internal controls over financial reporting to address these identified weaknesses also could cause investors to lose confidence in the Company’s reported financial information, which could have a negative impact on the trading prices of its securities. In addition, failure to improve internal controls over financial reporting to address these identified weaknesses that caused errors in the preparation of the Company’s financial statements could lead to additional litigation claims and/or regulatory proceedings against the Company. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such claims or proceedings are not resolved in its favor. Any litigation or regulatory proceeding, even if resolved in the Company’s favor, could cause it to incur significant legal and other expenses. Such events could harm the Company’s business, negatively affect its ability to raise capital and adversely affect the trading price of its securities.
The Company has received a notice of default and notice of acceleration with respect to its convertible notes and a lawsuit has been commenced.
     As previously disclosed on the Company’s Current Report on Form 8-K filed September 6, 2006, on September 1, 2006, the Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and American Stock Transfer and Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continues unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued and unpaid interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice from the Trustee purporting to accelerate payment of the principal of and accrued interest on the Notes. The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.
     If the Trustee’s position is upheld and an “event of default” in fact has occurred, the Company could be obligated to immediately pay all outstanding principal and accrued and unpaid interest on the Notes due and payable to the holders of the Notes. Such an event could require the Company to obtain alternative financing that may not be available to the Company on favorable terms or at all, and could have a material adverse impact on the Company’s operations, prospects, liquidity and the trading prices of its securities.
Risks Common to the Company’s Industry
Litigation is common in the Company’s industry and can be protracted and expensive and could delay and/or prevent entry of its products into the market, which, in turn, could have a material adverse effect on its business.
     Litigation concerning patents and proprietary rights can be protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against the Company or its strategic partners claiming patent infringement or invalidity. Because substantially all of the Company’s current business involves the marketing and development of off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of its products, which could have a material adverse effect on the business, condition (financial and other), prospects and results of operations of the Company. The Company’s strategic partners and others are also parties to several lawsuits, the outcome of which may have a material impact on the Company. For more information on the Company’s material pending litigation, please see Item 3 of this Annual Report on Form 10-K/A.
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
     Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. In the future, the Company may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations. Additionally, if the Company fails to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of its operating licenses, the licenses could be revoked and the Company could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify its manufacturing operations. The Company operates in New Jersey, a State often recognized for having very aggressive public health and environmental protection laws.
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
     The Company’s success also will depend, to a large extent, upon the contributions of its sales, marketing, scientific and quality assurance staff. The Company competes for qualified personnel against branded pharmaceutical manufacturers, who may offer more favorable employment opportunities, as well as other generic pharmaceutical manufacturers. If the Company were not able to attract and retain the necessary personnel to accomplish its business objectives, it could experience constraints that would adversely affect its ability to sell and market effectively its products, to meet the demands of its strategic partners in a timely fashion or to support internal research and development programs. In particular, product development programs depend on the ability to attract and retain highly skilled scientists, including Ph.D-educated molecular biologists, biochemists and engineers, and sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although the Company believes that it has been successful in attracting and retaining skilled personnel in all areas of its business, it cannot provide assurance that it can continue to attract, train and retain such personnel. Any failure in this regard could limit the rates at which the Company generates sales and develops new products.
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
     The success of the Company depends on its ability to protect its current and future products and to defend its intellectual property rights. If the Company fails to protect its intellectual property adequately, competitors may manufacture and market products similar to the Company’s.
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
The Company’s stock price is volatile and the value of your investment could decline in value.
     The market prices for securities of pharmaceutical companies like the Company’s have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in the Company’s or its competitors’ operating results, changes in its prospects and general market conditions for pharmaceutical stocks could have a significant impact on the future trading prices of its common stock. In particular, the trading price of the common stock of many pharmaceutical companies, including the Company, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of the Company’s securities include:
•	the restatement of the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 as further discussed in this Annual Report on Form 10-K/A, as well as its quarterly consolidated financial statements for the quarterly period ended April 1, 2006, and the related delay in filing Part I, Items 1 and 2, and the Rule 13a-14(a), and Section 906 certifications by its President and Chief Executive Officer and by its Chief Financial Officer, of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

•	the pending informal SEC investigation of the Company,

•	pending stockholder class action and derivative lawsuits,

•	the notice of default and notice of acceleration from, and institution of a lawsuit by, the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (see Item 3. – “Legal Proceedings”),

•	the timing of new product introductions,

•	quarterly variations in results,

•	clinical trial results and regulatory developments,

•	competition, including both branded and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of the Company’s products.
     The price of the Company’s common stock may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in the Company’s product markets. These factors, individually or in the aggregate, could result in significant variations in the trading prices of its common stock. Volatility in the trading prices of its common stock could result in additional securities class action litigations. Any litigation would likely result in substantial costs, and divert its management’s attention and resources.
ITEM 3. Legal Proceedings
     The Company cannot predict with certainty the outcome or the effects on the Company of the below listed litigations. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. According to the Court’s current scheduling order, plaintiffs will file a consolidated amended complaint 14 days after the Company files restated financial statements for the three year period ended December 31, 2005 and for the first quarter of 2006 or by March 30, 2007, whichever is earlier. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested.
     On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also allege that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against these allegations.
     On September 1, 2006, the Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and American Stock Transfer & Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.
     The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. While the indentures of some public companies specifically require those companies to provide trustees with copies of their annual and quarterly reports within 15 days of the date that those reports are due to be filed with the SEC, the Company’s Indenture does not. Rather, under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s ongoing work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.
     After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.
     Contractual Matters
     On May 3, 2004, Pentech filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion is pending. A trial date has not yet been set. The Company intends to defend vigorously this action.
     The Company and Genpharm are parties to several contracts relating to numerous products currently being sold or under development. Genpharm has alleged that the Company is in violation of those agreements and has brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company has denied any violation of such agreements and has asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the Company. The arbitration has been resolved by settlement.
     Patent Related Matters
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004 that it acknowledges is covered by the registrant’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the registrant’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. The Company has moved to dismiss this claim and the motion to dismiss is pending. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit pending a final resolution in that case.

     On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. In addition, Roxane has recently filed an amended complaint asserting that the Company’s patents in the litigation are unenforceable due to inequitable conduct before the U.S. Patent Office. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled. The Company believes the ruling of non-enablement is erroneous, and is reviewing its options, including an appeal of the ruling to the Federal Circuit Court of Appeals.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. The Company is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali. Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. Ortho-McNeil submitted additional briefing on September 21, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol HCI and acetaminophen in April 2005 and is still awaiting an answer from the Court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against The Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. With regard to the referenced summary judgment motions, Ortho-McNeil submitted a supplemental brief on July 7, 2006. Kali submitted a responsive supplemental brief on July 17, 2006. On July 21, 2006, the Court held oral argument regarding these motions. The Court has not yet ruled on them. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent. The Company is assessing any impact of the reissue patent. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”). Ortho-McNeil alleged infringement and willful infringement of the re-issue patent against the Company through the Company’s marketing of its tramadol and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. The Company intends to defend vigorously this action.
     The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins are seeking an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. After discovery was completed, the lawsuit was resolved by settlement.
     On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of United States Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company intends to seek a stay of the action pending possible appeal to the Federal Circuit Court of Appeals.
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office in February 2006. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor this ongoing reexamination proceeding. In response to the lawsuits, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the’981 and ’392 patents were not infringed and are invalid and/or unenforceable. A scheduling conference was held in the CIMA action on October 3, 2006 and Defendants have served their initial discovery requests on CIMA. A scheduling conference was held on October 24, 2006 in the Schwarz Pharma action. The Court has indicated that it will consolidate the two actions. The Company intends to vigorously defend these actions and pursue its counterclaims.
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
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that Par Pharmaceutical Companies, Inc., Par Pharmaceutical Inc., and Kali Laboratories, Inc. (collectively “Par”) infringed U.S. Patent No. 6,162,802 (the “‘802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par denies Novartis’s allegation, asserting that the ‘802 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ‘802 patent.
  Industry Related Matters
     On March 9, 2004, the Congress of California Seniors brought an action against GSK and the Company concerning the sale of paroxetine in the State of California. This action alleges that the sale of paroxetine by GSK and the Company in California constitutes, among other things, unfair business practices. The case has been dismissed without prejudice to renewal.
     On September 10, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by Erie County in New York State (the suit has since been joined by additional New York counties) that has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against the Company and 12 other leading generic pharmaceutical companies, alleging principally that the Company and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The Company waived service of process with respect to the complaint. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, the Company and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including the Company, have filed a motion to dismiss the amended complaint. On August 4, 2004, the Company and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. This case was transferred to the U.S. District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the Court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Company (among other companies) as a defendant. The Company intends to defend vigorously these actions.
     On April 27, 2006, the State of Hawaii filed a complaint naming the Company as a defendant that has alleged violations of laws related to participation in the Medicaid program. The Hawaii complaint pleads causes of action for (i) false claims; (ii) unfair or deceptive acts or practices; (iii) unfair competition; (iv) violation of the Deceptive Trade Practices Act; (v) non-disclosure; and (vi) unjust enrichment. The complaint seeks general and special damages; treble damages, or in the alternative, punitive damages; costs, pre-judgment and post-judgment interest, and attorneys’ fees; injunctive relief; and such other and further relief or equitable relief as the court deems just and proper. The Company intends to defend vigorously these actions.
     On May 8, 2006, the County of Oswego filed a complaint against the Company and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The Company intends to defend vigorously these actions.
     With respect to the Erie action, the court denied the motions to dismiss on September 7, 2006. The defendants removed the Erie action to the United States District Court for the Western District of New York on October 11, 2006. The Company filed an answer to the complaint on October 18, 2006. A motion to remand the suit is pending.
     The defendants removed the Oswego and Schenectady suits to the United States District Court for the Northern District of New York on October 11, 2006. The Company filed answers to each of these complaints on October 18, 2006. Motions to remand these suits are pending.
     With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.
     With respect to the Illinois action, the State of Illinois filed a First Amended Complaint on August 2, 2006. The defendants removed this action for the second time to the United States District Court for the Northern District of Illinois on October 11, 2006.
     The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006.
     With respect to the Mississippi action, the Court denied the motion to dismiss, but granted the motion for a more definite statement. The State of Mississippi filed a First Amended Complaint on October 5, 2006. The defendants removed the action to the United States District Court for the Southern District of Mississippi on October 11, 2006. The Company filed an answer to the First Amended Complaint on October 13, 2006. A motion to remand the suit is pending.
     The defendants removed the action brought by the State of Hawaii to the United States District Court for the District of Hawaii on August 10, 2006. A motion to remand the action is pending.
     Finally, the State of Alaska filed an Amended Complaint on October 17, 2006, naming the Company and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys’ fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The Company intends to defend this action vigorously.
     The Company is, from time to time, a party to certain other litigations, including product liability and patent actions. The Company believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend vigorously or, in cases where the Company is plaintiff, to prosecute these litigations.

PART II
ITEM 6. Selected Financial Data
     The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes to consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Report.
     As previously disclosed in the Current Report on Form 8-K dated July 6, 2006, in the Current Report on Form 8-K dated December 14, 2006, and in the amended Current Report on Form 8-K/A dated December 21, 2006, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon primarily due to errors related to accounts receivable reserves and inventory valuation issues. The accounts receivable reserves and related revenue errors resulted from delays in recognizing customer credits and the utilization of methodologies that did not contemplate all necessary components to estimate reserves that impacted the accuracy of recorded amounts for chargebacks, rebates, product returns and other accounts receivable reserves. The Company also restated its financial statements to correct additional errors relating to the accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, sales cut-off, accounts payable, and other items.
     The effects of these restatements on the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K/A. The consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 2005, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, are restated for the errors discussed above.

PAR PHARMACEUTICAL COMPANIES, INC.
SELECTED RESTATED CONSOLIDATED FINANCIAL DATA

	As of and for the fiscal years ended
	(2)	(2)	(2)	(1)	(1)
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenues:
Net product sales	$412,126	$626,477	$609,534	$376,371	$260,164
Other product related revenues	20,130	21,498	22,490	2,642	2,212

Total revenues	432,256	647,975	632,024	379,013	262,376
Cost of goods sold	277,554	435,988	375,760	194,972	162,604

Gross margin	154,702	211,987	256,264	184,041	99,772

Operating expenses (income):
Research and development	62,497	47,533	21,109	16,981	11,127
Selling, general and administrative	92,309	67,954	56,043	39,408	21,827
Acquired in-process research and development	—	84,000	—	—	—
Intangible assets impairment	6,999	—	—	—	—
Settlements, net	—	(2,846)	—	(9,051)	—
Gain on sale of facility	—	(2,812)	—	—	—
Acquisition termination charges	—	—	—	4,884	—

Total operating expenses	161,805	193,829	77,152	52,222	32,954

Operating (loss) income	(7,103)	18,158	179,112	131,819	66,818

Other (expense) income, net	(831)	63	(35)	316	(364)
Equity loss from joint venture	(534)	(795)	(1,521)	(621)	—
Net investment gain	16,013	—	—	—	—
Interest income	5,343	4,869	2,292	734	184
Interest expense	(6,793)	(6,804)	(2,748)	(144)	(626)

Income from continuing operations before (benefit) provision for income taxes	6,095	15,491	177,100	132,104	66,012
(Benefit) provision for income taxes	(5,726)	4,918	68,928	51,521	18,141

Income from continuing operations	11,821	10,573	108,172	80,583	47,871

Loss from discontinued operations before benefit for income taxes	(42,975)	(4,942)	(2,603)	(34)	—
Benefit for income taxes	(15,845)	(1,927)	(1,015)	(13)	—

Loss from discontinued operations	(27,130)	(3,015)	(1,588)	(21)	—

Net (loss) income	$(15,309)	$7,558	$106,584	$80,562	$47,871

Net (loss) income per share of common stock:

Basic:
Income from continuing operations	$0.35	$0.31	$3.23	$2.49	$1.56
Loss from discontinued operations	(0.79)	(0.09)	(0.05)	—	—

Net (loss) income	$(0.44)	$0.22	$3.18	$2.49	$1.56

Diluted:
Income from continuing operations	$0.35	$0.30	$3.12	$2.44	$1.49
Loss from discontinued operations	(0.79)	(0.09)	(0.05)	—	—

Net (loss) income	$(0.44)	$0.21	$3.07	$2.44	$1.49

Weighted average number of common shares outstanding:
Basic	34,191	34,142	33,483	32,337	30,595

Diluted	34,435	34,873	34,638	33,051	32,190

BALANCE SHEET DATA:	(2)	(2)	(1)	(1)	(1)
Working capital	$307,610	$292,833	$433,378	$129,116	$94,695
Property, plant and equipment (net)	87,570	60,001	47,208	27,039	24,345
Total assets	736,030	714,647	743,720	295,206	207,895
Long-term debt, less current portion	202,001	202,308	200,489	2,426	1,060
Total stockholders’ equity	377,188	368,772	371,912	213,658	130,050

	For the year ended December 31, 2002
		(1)	(1)
	As Previously	Restatement
	Reported	Adjustments	As Restated
Total revenues	$378,984	$29	$379,013
Cost of goods sold	197,323	(2,351)	194,972

Gross margin	181,661	2,380	184,041
Operating expenses (income):
Research and development	17,121	(140)	16,981
Selling, general and administrative	39,327	81	39,408
Settlements, net	(9,051)	—	(9,051)
Acquisition termination charges	4,262	622	4,884

Total operating expenses	51,659	563	52,222

Operating income	130,002	1,817	131,819
Other (expense) income, net	(305)	621	316
Equity loss from joint venture	—	(621)	(621)
Interest income, net	590	(590)	—
Interest income	—	734	734
Interest expense	—	(144)	(144)

Income from continuing operations before (benefit) provision for income taxes	130,287	1,817	132,104
(Benefit) provision for income taxes	50,812	709	51,521

Income from continuing operations	79,475	1,108	80,583
Loss from discontinued operations	(21)	—	(21)

Net income	$79,454	$1,108	$80,562

Net income per share of common stock:
Basic	$2.46	$0.03	$2.49
Diluted	$2.40	$0.04	$2.44

Weighted average number of common shares outstanding:
Basic	32,337		32,337
Diluted	33,051		33,051

	For the year ended December 31, 2001
		(1)	(1)
	As Previously	Restatement
	Reported	Adjustments	As Restated
Total revenues	$271,035	$(8,659)	$262,376
Cost of goods sold	161,306	1,298	162,604

Gross margin	109,729	(9,957)	99,772
Operating expenses (income):
Research and development	11,113	14	11,127
Selling, general and administrative	21,878	(51)	21,827

Total operating expenses	32,991	(37)	32,954

Operating income	76,738	(9,920)	66,818
Other expense, net	(364)	—	(364)
Interest expense, net	(442)	442	—
Interest income	—	184	184
Interest expense	—	(626)	(626)

Income from operations before (benefit) provision for income taxes	75,932	(9,920)	66,012
(Benefit) provision for income taxes	22,010	(3,869)	18,141

Net income	$53,922	$(6,051)	$47,871

Net income per share of common stock:
Basic	$1.76	$(0.20)	$1.56
Diluted	$1.68	$(0.19)	$1.49

Weighted average number of common shares outstanding:
Basic	30,595		30,595
Diluted	32,190		32,190

(1)	The restated amounts for these years are unaudited. The selected financial data for 2001 and 2002 have been restated to reflect adjustments related to the restatement described in Note 1 to the consolidated financial statements. As of December 31, 2003, the restatement reduced working capital by $26,424 to $433,378, increased property plant and equipment (net) by $2,967 to $47,208, decreased total assets by $19,092 to $743,720, increased long-term debt less current portion $278 to $200,489 and reduced stockholders’ equity by $23,169 to $371,912. As of December 31, 2002, the restatement decreased working capital by $7,189 to $129,116, increased property plant and equipment (net) by $1,195 to $27,039, decreased total assets by $6,251 to $295,206, increased long-term debt, less current portion by $1,603 to $2,426 and decreased total stockholders’ equity by $7,132 to $213,658. As of December 31, 2001, the restatement reduced working capital by $8,172 to $94,695, decreased total assets by $9,031 to $207,895 and decreased total stockholders’ equity by $8,373 to $130,050.

(2)	Refer to the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 to the consolidated financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A. As discussed above, the Company is amending its Original 10-K for the year ended December 31, 2005 to restate its consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. This Annual Report on Form 10-K/A also includes the restatement of the selected financial data as of and for the each of the five years in the period ended December 31, 2005, as well as the restatement of quarterly results of operations for each of the two years in the period ended December 31, 2005. The restated selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and the restated results of operations data are unaudited and, in the opinion of management, have been prepared in accordance with GAAP and reflect all adjustments, which are necessary for a fair presentation of results for these periods.
     Effects of the restatement on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. For a further discussion of the restatements, see the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 in the accompanying notes to consolidated financial statements.
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
     The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July of 2005, the Company received FDA approval for its first NDA, filed pursuant to Section 505(b)(2) of the FFDC Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). The new NCD formulation is a line extension of Company’s currently marketed megestrol acetate oral suspension. This advanced formulation utilizes NCD technology to improve the bioavailability of the drug as compared to currently available formulations of the product. NCD is a trademark of Elan Corporation, plc, Dublin Ireland. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that Company has licensed from BMS.

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
     The Company divested FineTech effective December 31, 2005, and as such its results are being reported as a discontinued operation for all periods presented (see “Notes to Consolidated Financial Statements — Note 17 – Discontinued Operations-Related Party Transaction”).
     The following table shows the revenues, gross margin dollars, and operating income (loss) by segment for the years ended December 31, 2005, 2004 and 2003, in thousands:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)
Revenues:
Generic	$417,384	$647,975	$632,024
Branded	14,872	—	—

Total revenues	$432,256	$647,975	$632,024

Gross margin:
Generic	$143,736	$211,987	$256,264
Branded	10,966	—	—

Total gross margin	$154,702	$211,987	$256,264

Operating income (loss):
Generic	$34,159	$44,640	$179,112
Branded	(41,262)	(26,482)	—

Total operating (loss) income	$(7,103)	$18,158	$179,112

(1)	Refer to Note 1 to the consolidated financial statements.

     Total revenues and gross margin dollars decreased 33.3% and 27.0%, respectively, for the year ended December 31, 2005 from the year ended December 31, 2004. For the year ended December 31, 2004, the Company’s total revenues increased 2.5% but the gross margin dollars decreased 17.3% from fiscal year 2003. Generic revenues and gross margin dollars decreased 35.6% and 32.2%, respectively, for the year ended December 31, 2005 from the year ended December 31, 2004. In fiscal years 2004 and 2003, all of the Company’s revenues were generated by its generic segment. Increased competition has continued to adversely affect pricing and volumes of the Company’s key generic products leading to lower sales in 2005 and lower gross margin dollars in 2005 and

2004. Branded revenue and gross margins, which were derived primarily from Megace® ES, were $14,872 and $10,966 for the year ended December 31, 2005, respectively.
     Revenues and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by the Company’s management to be unique to the generic pharmaceutical industry. As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market. At that time, however, the branded company may license an authorized generic product to a competing generic company. As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. In prior years, a large portion of the Company’s revenue growth had been derived from sales of generic drugs during the 180-day marketing exclusivity period or from the sale of generic products that had limited competition. These drugs included paroxetine tablets, megestrol acetate oral suspension and fluoxetine, all of which have experienced significant declines in sales and gross margins from prior years.
     In April 2005, the Company received final approval from the FDA to market tramadol HCl and acetaminophen tablets and was awarded 180 days of marketing exclusivity. The exclusivity period expired October 22, 2005 and one additional competitor received FDA approval for a competing product in the fourth quarter of 2005. Tramadol HCI and acetaminophen sales, which were approximately $67,800 in fiscal year 2005, will be adversely affected in future periods due to the additional competition.
     The marketing exclusivity period in respect of paroxetine expired on March 8, 2004 and the Company currently has several competitors for this product. The additional competition has led to significant pricing and sales volume declines. Paroxetine sales in fiscal year 2005 have decreased to approximately $37,500 from approximately $213,800 in fiscal year 2004 and approximately $184,200 in fiscal year 2003. The Company has experienced supply issues with paroxetine beginning in the second quarter of 2005 that are not expected to continue into 2006. The Company and GSK amended their distribution agreement in the third quarter of 2005, due to the Company’s loss of significant market share, to provide the Company with a greater percentage of profits on paroxetine sales through the remainder of the agreement, subject to profit caps.
     The Company currently has three generic competitors for megestrol acetate oral suspension. In July 2004, the Company entered into a settlement with one of the competitors, Teva Pharmaceuticals USA, Inc. (“Teva USA”) pursuant to which the Company granted a license to Teva USA for a limited number of units and the Company is receiving a royalty on Teva USA’s net sales of megestrol acetate oral suspension in the United States. Sales and gross margins for megestrol acetate oral suspension have declined due principally to the adverse effects of competition on pricing and volume. In addition, the Company’s introduction of Megace® ES has captured a percentage of this market share which is expected to increase in future periods. Megestrol acetate oral suspension sales were approximately $24,700 in fiscal 2005 compared to approximately $65,400 in fiscal 2004 and approximately $84,700 in fiscal 2003.
     There are several companies currently in the market with products that compete with the Company’s fluoxetine 40 mg product and a large number of competitors on the 10 mg and 20 mg products. Net sales of this product were approximately $23,500 for fiscal year 2005 compared to approximately $49,700 and approximately $92,100 for fiscal years 2004 and 2003, respectively.
     The Company had a net loss of $15,309, including a loss on the disposal of FineTech of $27,130, net of tax, for the year ended December 31, 2005 as compared to net income of $7,558, for the year ended December 31, 2004. Income from continuing operations of $11,821 for fiscal year 2005 increased $1,248 from income of $10,573 for the year ended December 31, 2004. The results included research and development spending in fiscal year 2005 of $62,497, which increased $14,964 over fiscal year 2004 due to expenses for the development of proprietary pharmaceutical products and additional personnel costs, including those attributable to the acquisition of Kali. Selling, general and administrative expenses in fiscal year 2005 were $92,309 compared to $67,954 in fiscal year 2004 as the Company launched Megace® ES in 2005 and also had increased legal expenses. Income from continuing operations in fiscal year 2005 included intangible asset impairments of $16,177, a realized gain on the sale of New River Pharmaceuticals Inc (“New River”) common stock of $24,293, an investment impairment of $8,280 related to the Company’s investment in Advancis Pharmaceutical Corporation’s (“Advancis”) common stock and a tax benefit of $7,218 from the resolution of certain tax contingencies. Income from continuing operations in fiscal year 2004 included a write-off of acquired in-process research and development of $84,000, a $2,812 gain on the sale of a Company facility and net settlement income of $2,846.

     The Company’s net income of $7,558 for the fiscal year ended December 31, 2004 decreased $99,026, from $106,584 for the fiscal year ended December 31, 2003. Income from continuing operations of $10,573 for fiscal year 2004 decreased $97,599 from $108,172 for the year ended December 31, 2003. Research and development spending in 2004 of $47,533 increased $26,424, or 125.2%, from $21,109 in the prior year. The allocation of the purchase price for Kali resulted in $84,000 valued as acquired in-process research and development, which was written off in the third quarter of 2004. Selling, general and administrative expenses in fiscal 2004 were $67,954 compared to $56,043 in fiscal year 2003. The Company increased spending for sales and marketing in the latter part of 2004 as it prepared for the launch of Megace® ES in fiscal year 2005.
RESULTS OF OPERATIONS
Revenues
     Total revenues for the year ended December 31, 2005 were $432,256, decreasing $215,719, or 33.3%, from total revenues of $647,975 for the year ended December 31, 2004. Revenues from generic products for the year ended December 31, 2005 were $417,384, decreasing $230,591, or 35.6% from revenues from generic products of $647,975 for the year ended December 31, 2004, due primarily to lower sales of certain existing products sold under various distribution agreements, including paroxetine which decreased by approximately $176,300, glyburide & metformin HCl, which decreased by approximately $27,300, fluoxetine, which decreased by approximately $26,200 and metformin ER which decreased by approximately $18,400. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $223,100, or 51.6% of the Company’s total revenues in fiscal year 2005, and $469,300, or 72.4% of the Company’s total revenues in fiscal year 2004. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Also contributing to the lower generic sales was reduced sales of the Company’s top selling manufactured product, megestrol acetate oral suspension sales of approximately $24,700, which decreased by approximately $40,700 in 2005. Increased competition continues to adversely affect both volume and pricing on the above mentioned products. Partially offsetting these decreases were the introduction of new products including tramadol HCl and acetaminophen tablets which was introduced in the second quarter of 2005 and generated sales of approximately $67,800, and quinapril, which was introduced in the fourth quarter of 2004 and sales of which had increased by approximately $13,800 from fiscal 2004. Revenues for the branded segment were $14,872 for the year ended December 31, 2005 primarily due to the Megace® ES product launch in the third quarter of 2005. Total revenues in fiscal year 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement, which was recorded in other product related revenues. Also included in other product related revenues are licensing and royalty related revenues from profit sharing agreements related to products such as cabergoline, the generic version of Dostinex® and omeprazole, the generic version of Prilosec®.
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
     The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $1,184,659 for the year ended December 31, 2005 compared to $1,545,994 for the year ended December 31, 2004. Deductions from gross revenues were $752,403 in fiscal year 2005 and $898,019 in fiscal year 2004. These deductions are discussed in “Notes to Consolidated Financial Statements – Note 5 – Accounts Receivable.” The gross-to-net revenue percentage spread increased to 63.5% in fiscal year 2005 compared to 58.1% in fiscal year 2004, primarily due to the effects of the issuance of price protection credits and increased chargeback dollars due to lower contract pricing related to paroxetine, glyburide and metformin HCl (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER.
     Total revenues for year ended December 31, 2004 were $647,975, increasing $15,951, or 2.5%, from total revenues of $632,024 for the year ended December 31, 2003, primarily due to additional sales of new products sold under various distribution agreements, including sales of $35,300 of glyburide and metformin HCl, introduced in May 2004, and sales of $24,300 of mercaptopurine, introduced in February 2004. Also contributing to the increase in revenues in fiscal year 2004 were net sales of paroxetine and lovastatin, which increased $29,600 and $15,900, respectively, from net sales in fiscal year 2003. These sales were partially offset by lower sales of certain existing distributed products, particularly fluoxetine, which decreased $42,500 and tizanidine (Zanaflex®), which decreased $20,100. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $469,300, or 72.4% of the Company’s total revenues in fiscal 2004, and $437,187, or 69.2% of the Company’s total revenues in fiscal year 2003. The Company’s top selling manufactured product, megestrol acetate oral suspension also decreased $19,300. The Company’s other product related revenues of $21,498 in 2004 decreased from $22,490 in 2003. Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as cabergoline, the generic version of Dostinex® and revenues pursuant to an agreement with Genpharm, where the Company receives a portion of the profits, as defined in the agreement, generated from Kremers Urban Development Co.’s, a subsidiary of Schwarz Pharma AG of Germany, sales of omeprazole, the generic version of Astra Zeneca’s Prilosec®. In the third quarter of 2003, two generic competitors began selling forms of omeprazole reducing the Company’s share of profits related to omeprazole.
     The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under Federal and State government Medicaid drug reimbursement programs), sales returns or other sales allowances were $1,545,994, in 2004 compared to $1,155,104 in 2003. Deductions from gross revenues were $898,019 in 2004 and $523,080 in 2003. The gross-to-net revenue percentage spread increased to 58.1% in fiscal year 2004 compared to 45.3% in fiscal year 2003, primarily due to the launch of ribavirin in April 2004 and competition with respect to paroxetine. The Company had committed to additional discounts on ribavirin in an effort to obtain market share and, due to a rapid drop in price after launch, the net selling price was much lower than expected for a new product. The effect of price declines for both ribavirin and paroxetine increased the chargeback amounts issued to wholesalers during 2004.
     As discussed above, net sales of the Company’s key products have decreased primarily as a result of increased generic competition and its effects on both pricing and market share. When competition enters the market, there are circumstances under which the Company may determine to not afford price protection to certain customers and consequently, as a matter of business strategy, to lose sales volume to competitors rather than to reduce its pricing. When there is general market pressure for lower pricing due to many competitors entering the market at the same time, the Company decides which customers will be afforded price protection and a price protection reserve may be established based on estimated or actual existing customer inventories. Competitors on the Company’s key products have been entering the market over an extended period of time, thereby reducing the need for broad price protection and material price protection reserves at the end of any one reporting period; however, the Company has generally lowered the pricing on these products over time and significant price protection credits have been granted and processed within the reporting periods, including the years ended December 31, 2005 and 2004. At December 31, 2005, the Company had a price protection reserve, recorded in cash discounts and other, of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets. The Company will continue to evaluate the effects of competition and the need for price protection reserves in future periods.
Gross Margin
     The Company’s gross margin of $154,702 (35.8% of total revenues) in fiscal year 2005 decreased $57,285 from $211,987 (32.7% of total revenues) in the corresponding period of 2004. The generic product’s gross margin of $143,736 (34.4% of generic revenues) in fiscal year 2005 decreased $68,251 from $211,987 (32.7% of generic revenues) in fiscal year 2004. The lower generic gross margin dollars are due primarily to the lower net sales discussed above, the recognition of an intangible asset impairment charge of $9,178 related to the purchase of the NDA for Isoptin® SR discussed below, partially offset by the increase of other product related revenue. The increase in the generic gross margin percentage was due primarily to the introduction of tramadol HCl and acetaminophen tablets, which due to its exclusivity period contributed a higher gross margin percentage than most of the Company’s other products, the increase of the other product related revenue and the lower sales of paroxetine, glyburide/metformin and metformin ER which after profit splits with partners, have significantly lower gross margin percentages than other products. Gross margin for the branded products was $10,966 for the year ended December 31, 2005 due primarily to the launch of Megace® ES in the third quarter of 2005, which contributed to the higher total gross margin percentage for the Company.
     The Company’s gross margin of $211,987 (32.7% of total revenues) in fiscal year 2004 decreased $44,277 from $256,264 (40.5% of total revenues) in fiscal year 2003. Increased revenues had a negligible effect on gross margin dollars as the increases were generated primarily from lower margin new products and were not enough to offset lower sales of the Company’s key higher margin products. A significant portion of the revenues increase was generated from products sold under the distribution agreements with GSK, Pentech and BMS, where the Company splits profits with its contract partners. As a result of these agreements, the Company’s gross margin as a percentage of its total revenues in 2004 declined principally because net sales of these products, after the allocation of profit splits, yielded a significantly lower gross margin percentage than the Company’s average gross margin as a percentage of total revenues for its other products in 2003. In addition, the Company’s gross margin was also negatively impacted by the decline in other product related revenues.
     Inventory write-offs were $13,836, $9,792 and $3,652, respectively, for fiscal years 2005, 2004 and 2003. The increase in inventory write-offs in fiscal 2005 and 2004 were due primarily to the increased disposal of finished products due to the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, from the identification of recorded inventory amounts for which no underlying product existed, and the write-off of inventory related to a product whose launch was delayed.
Operating Expenses
Research and Development
     The Company’s research and development expenses of $62,497 for the year ended December 31, 2005 increased $14,964, or 31.5%, from fiscal year 2004. The total increase was primarily attributable to increased expenses for domestic development operations of $6,661, primarily due to additional personnel costs, higher raw material expenses of $4,162 and additional expenses related to Kali of $2,921. As previously discussed, the Company acquired Kali in June 2004. The Company is utilizing Kali to develop additional products for its generic product pipeline. Fiscal year 2005 included approximately $25,600 spending for brand products versus approximately $21,300 in fiscal year 2004.
     In June 2004, the Company entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, the Company paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. The Company paid an additional $14,250 in the first nine months of 2005, which was charged to research and development expense during such period. In August 2005, due to unfavorable results of clinical trials of the Advancis product, the Company fulfilled its obligations and terminated its agreement with Advancis.
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
     The Company’s research and development expenses of $47,533 for the year ended December 31, 2004 increased $26,424, or 125.2%, from fiscal year 2003. The increase was primarily attributable to the Advancis payments of $14,000, increased biostudies costs of $4,400 and increased personnel costs of $3,600, including such costs related to the acquisition of Kali.
     Although there can be no such assurance, research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to increase by up to approximately 8% from fiscal year 2005.
Selling, General and Administrative
     Total selling, general and administrative expenses were $92,309 (21.4% of total revenues) in the year ended December 31, 2005 as compared to $67,954 (10.5% of total revenues) in the year ended December 31, 2004. The increase in 2005 was primarily attributable to higher selling and marketing costs of $16,361 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, increased legal fees of $5,979 and additional expenses related to Kali of $1,281. Distribution costs included those related to shipping product to the Company’s customers primarily through the use of common carriers. Total shipping costs were approximately $2,600 and $2,700 for the fiscal years 2005 and 2004, respectively. The Company anticipates that it will continue to incur a high level of legal expenses for litigation, relating to existing products and potential new product introductions, and litigation and claims arising out of the restatement of certain of the Company’s financial statements as described in this Annual Report on Form 10-K/A (see Notes to Consolidated Financial Statements — Note 16 – “Commitments, Contingencies and Other Matters — Legal Proceedings”). Although there can be no such assurance, selling, general and administrative expenses in fiscal year 2006 are expected to increase by up to 45% to 50% from fiscal year 2005 primarily due to continued brand drug marketing activities, increased accounting staff and severance costs and liabilities associated with the restatement, and legal fees.

     Total selling, general and administrative expenses were $67,945 (10.5% of total revenues) in 2004 as compared to $56,043 (8.9% of total revenues) in fiscal year 2003. The increase in 2004 was primarily attributable to higher sales and marketing costs of $5,700 in anticipation of the Company’s launch of Megace® ES in fiscal year 2005, increased legal fees of $5,200 and higher personnel costs of $3,300, including those for information system assessments. The 2003 costs included a charge of $3,712 related to a retirement package for the Company’s former chairman, president and chief executive officer, recorded in the second quarter of 2003. Shipping costs were approximately $2,700 in both fiscal years 2004 and 2003.
Acquired In-Process Research and Development
     As previously discussed, the Company acquired Kali in June 2004. The allocated purchase price for Kali included $84,000 classified as acquired in-process research and development, which was written off in the third quarter of 2004.
Intangible Asset Impairment
     In the fourth quarter of 2005, the Company recorded an intangible asset impairment charge of $9,178 related to the purchase of the NDA for Isoptin® SR. In December 2004, the Company entered into an agreement with FSC Laboratories, Inc. (“FSC”) and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15,000. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. The impairment charge is included in cost of goods sold. The Company introduced this product based on a projected market share of approximately 20%. Upon introduction, the two main competitors continually reduced their pricing in order to maintain their share of the market. At the same time, the Company failed to capture any significant portion of the market. Based on the Company’s current long-term projections for sales and gross margins of the drug, the Company has determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted expected future cash flows of the asset. In the third quarter of 2005, the Company recorded an impairment charge related to two intangible assets totaling $6,999. Both assets related to the generic drug latanoprost. The Company had been in litigation relating to patent infringement due to its filing of an ANDA for latanoprost. During the third quarter 2005, the Company was informed that it had received an unfavorable ruling in the lawsuit. The Company also does not currently have tentative approval for its ANDA. As a result of these facts, the Company has determined that these intangibles were fully impaired (see Notes to Consolidated Financial Statements — Note 16 – “Commitments, Contingencies and Other Matters — Legal Proceedings”).
Net Settlements
     In the second quarter of 2004, net settlement income of $2,846 was recorded pursuant to the settlement of claims against Akzo Nobel NV and Organon USA Inc. relating to certain anti-competitive practices that delayed the availability of mirtazapine, partially offset by legal expenses associated with the settlement of litigation with Asahi related to paroxetine.
Gain on Sale of Facility
     The Company owned a facility of approximately 33,000 square feet located on six acres in Congers, New York. In March 2004, the Company sold this facility to Ivax for $4,980 and recorded a gain on the sale of $2,812.
Other Expense/(Income)
     Other expense/(income) was $831, ($63) and $35, respectively, for fiscal years 2005, 2004 and 2003. In 2005, other expense was primarily realized losses on the sale of short-term investments.
Net Investment Gain
     During fiscal year 2005, the Company sold all of its investment in New River Pharmaceuticals, Inc. common stock for $31,299 and recorded a gain on the sale of $24,293. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis Pharmaceutical Corporation (“Advancis”) common stock. On October 16, 2003, the Company purchased 1,000 shares of the common stock of Advancis for $10,000. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value, based on the market value of the Advancis common stock at July 3, 2005.

Equity Loss from Joint Venture
     Equity loss in joint venture was $534, $795 and $1,521 for fiscal years 2005, 2004 and 2003, respectively. The amount represents the Company’s share of loss in the SVC joint venture, which primarily relates to research and development costs incurred by the joint venture to develop ANDAs.
Interest Income
     Interest income was $5,343, $4,869 and $2,292 for fiscal years 2005, 2004 and 2003, respectively and principally reflects interest income derived from money market investments and debt securities. The increases are primarily due to the increase in funds available for investment in cash equivalents and available for sale debt securities. The increase in available funds for investment was mainly due to the remaining net proceeds from the issuance of the Company’s convertible notes in 2003 and positive operating cash flows.
Interest Expense
     Interest expense was $6,793, $6,804 and $2,748 for fiscal years 2005, 2004 and 2003, respectively. Interest expense for 2005 and 2004 principally includes interest payable on the Company’s convertible notes. Interest expense in 2003 included interest payable on the Company’s convertible notes from their issuance in the third quarter of 2003.
Income Taxes
     The Company recorded (benefit) provision for income taxes of ($5,726), $4,918 and $68,928 for fiscal years 2005, 2004 and 2003, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements - Note 15 – “Income Taxes”). The Company’s effective tax rates for years ended 2005, 2004 and 2003 were (94%), 32% and 39%, respectively. In fiscal year 2005, the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 due to the closing of statutory periods related to net operating loss carryforwards and tax credits, which was partially offset by the tax provision on the current period income of $1,492.
Discontinued Operations
     In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Arie Gutman, the former president and chief executive officer of FineTech. Dr. Gutman has resigned from the Company’s Board. The transfer resulted in a pre-tax loss on sale of $38,018, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the discontinued operation in 2005 was a pre-tax loss from the operations of $4,957. The pre-tax loss from operations for 2004 and 2003 was $4,942 and $2,603, respectively. The Company expects to recognize annual pre-tax cost savings of approximately $4,000 due to the divestiture.
FINANCIAL CONDITION
Liquidity and Capital Resources
     Cash and cash equivalents of $93,477 at December 31, 2005 increased $56,795 from $36,682 at December 31, 2004, primarily due to the net proceeds from the sales of available for sale securities and long-term investments and increased cash flow from operations, primarily due to increases in accounts payable, payables to distribution partners and accrued expenses partially offset by capital expenditures and the purchase of intangibles. In fiscal year 2005, cash provided by operations was $39,866, primarily due to the increase in its accounts payable due to timing of payments, increase in payables to distribution partners for payables due to Pentech which the Company has not paid as a result of current litigation and an increase in accrued expenses due to cash the Company received from Ivax for future customer sales deductions that the Company has agreed to pay on its behalf. Cash flows provided by investing activities were $11,344 for fiscal year 2005, as net proceeds of $43,371 from sales of available for sale securities and proceeds from the sale of New River common stock of $31,299 were partially offset by capital expenditures of $33,801, purchase of intangibles of $13,000 including the Ivax license agreement and additional payment for the trademark licensed from BMS and the Company’s investment in Optimer of $12,000. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York, the expansion of research and development labs in Franklin Township, New Jersey and new production machinery. Cash provided by financing activities was $750 as the Company obtained $2,652 from the issuance of shares of common stock upon the exercise of stock options, partially offset by net principal payments under short-term debt, long-term debt and other borrowings of $1,750.

     The Company’s working capital, current assets minus current liabilities, of $307,610 increased $14,777 from $292,833 at December 31, 2004. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.97x at December 31, 2005 compared to 3.05x at December 31, 2004. The Company believes that its strong working capital ratio indicates its ability to meet its ongoing and foreseeable obligations.
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
     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,115 from the notes, which were net of underwriting costs of $5,250, other debt issuance costs of $830, and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. At December 31, 2005, the Company had $106,807 of available for sale debt securities. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.
     As of December 31, 2005, the Company had payables due to distribution agreement partners of $46,937 related primarily to amounts due under profit sharing agreements, particularly amounts owed to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts (with the exception of the payables due to Pentech as a result of current litigation) out of its working capital during the first quarter of 2006. In the second quarter of 2004, Pentech instituted a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech dispute the amount of gross profit share due under the contract.
     The dollar values of the Company’s material contractual obligations and commercial commitments as of December 31, 2005 were as follows, in thousands:

		Amounts Due by Period
	Total Monetary		2007 to	2010 to	2012 and
Obligation	Obligations	2006	2009	2011	thereafter
Operating leases	$19,190	$4,203	$9,512	$3,423	$2,052
Convertible notes*	200,000	—	—	200,000	—
Interest payments	27,313	5,750	17,250	4,313	—
Insurance obligations	2,691	2,691	—	—	—
Purchase obligation	3,950	2,900	1,050	—	—
Kali acquisition earn-out	7,500	7,500	—	—	—
Purchase of intangible	2,000	2,000	—	—	—
Other	275	207	68	—	—

Total obligations	$262,919	$25,251	$27,880	$207,736	$2,052

*	The convertible notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. See “Legal Proceedings” in Note 16 to consolidated financial statements, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and related litigation. In the event that the court in the matter were to (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes, the Company may seek to finance all or a portion of such payment with additional debt and/or equity issuances or a loan facility.
     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds, has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the above table. Payments made pursuant to these agreements are either capitalized or expensed according to the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $41,970. Included in this amount is a $9,000 payment that was made in February 2006 to Abrika, LLLP. (“Abrika”) when the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will only earn the funds upon the FDA’s final and unconditional approval of the transdermal fentanyl patch. Abrika will repay the advance if FDA approval is not received within two years of the amendment. See Notes to Consolidated Financial Statements – Note 20 –

“Subsequent Events.” Also included in the above amount was $8,500 payable to Teva, Ivax and an affiliate of Teva to purchase eight products that are currently marketed in the U.S. by Ivax or Teva. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.
     As part of the consideration for the acquisition of Kali, the former Kali stockholders are entitled to up to $10,000 from the Company if certain product-related performance criteria were met over a four year period. As of December 31, 2005, the former Kali stockholders had earned $5,000 of this contingent payout of which $2,500 was paid in January 2005 and an additional $2,500 was paid in January 2006. Subsequent to December 31, 2005, the former Kali stockholders earned the final $5,000 of the total contingent payout.
     Other agreements that contain such commitments that the Company believes are material are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”
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
Financing
     At December 31, 2005, the Company’s total outstanding short and long-term debt, including the current portion, was $205,012. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital lease obligations. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. See “Subsequent Events” below and Notes to Consolidated Financial Statements – Note 16 – “Commitments, Contingencies and Other Matters.”
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Subsequent Events
     In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika has agreed to repay the advance if it does not receive the FDA’s final and unconditional approval of the transdermal fentanyl patch within two years of the amendment.
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The Company intends and the members of management named as defendants have indicated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.
     Additionally, the Company has been informed by a letter from the Staff of the SEC, dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested.
     On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class actions referenced above. The plaintiffs also allege that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge profits made in connection with their exercise of such options. The Company and, to its knowledge, each of the individuals named as a defendant intend to vigorously defend against these allegations.
     On September 1, 2006, the Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010. The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the Indenture, governing the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.
     The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notices of default and acceleration are invalid and without merit. While the indentures of some public companies specifically require those companies to provide trustees with copies of their annual and quarterly reports within 15 days of the date that those reports are due to be filed with the SEC, the Indenture does not. Rather, under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s ongoing work to restate certain of its past financial statements, and therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it has complied with the Indenture provision in question.
     After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.
Critical Accounting Policies and Use of Estimates
     For a discussion of the corrections and restatements, see the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 to the accompanying consolidated financial statements. Effects of the restatement of the consolidated financial statements are reflected in the following descriptions of critical accounting policies and uses of estimates.
     Critical accounting policies are those policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, as discussed below, pertain to revenue recognition and the determination of deductions from gross revenues, the determination of whether certain costs pertaining to the Company’s significant development and marketing agreements are to be capitalized or expensed as incurred, the valuation and assessment of impairment of intangible assets, the determination of depreciable and amortizable lives and issues related to legal proceedings. In applying such policies, management often must use amounts that are based on its informed judgments and estimates. Because of the uncertainties inherent in these estimates, actual results could differ from the estimates used in applying the critical accounting policies. The Company is not aware of any likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.
Revenue Recognition and Provisions for Deductions from Gross Revenues
     The Company recognizes revenues for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time products are received by the customers. Upon recognizing revenue from sales, the Company records estimates for the following items that reduce gross revenues:
•	Chargebacks

•	Rebates and incentive programs

•	Product returns

•	Cash discounts and other

•	Medicaid rebates
     The following table summarizes the activity for the years ended December 31, 2005, 2004 and 2003 in the accounts affected by the estimated provisions described below, in thousands:

	For the year ended December 31, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(486,113)	$—	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727)	1,489	151,965	(50,991)
Product returns	(61,986)	(24,010)	(5,568)	58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	—	58,582	(15,333)

Total	$(216,977)	$(725,478)	$(4,079)	$745,061	$(201,473)

Accrued liabilities
Medicaid rebates	$(8,755)	$(22,847)	$—	$22,562	$(9,040)

	For the year ended December 31, 2004 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(69,060)	$(482,689)	$—	$459,763	$(91,986)
Rebates and incentive programs	(61,059)	(225,319)	643	236,017	(49,718)
Product returns	(29,943)	(57,535)	(12,137)	37,629	(61,986)
Cash discounts and other	(17,296)	(85,394)	—	89,403	(13,287)

Total	$(177,358)	$(850,937)	$(11,494)	$822,812	$(216,977)

Accrued liabilities
Medicaid rebates	$(15,861)	$(35,588)	$—	$42,694	$(8,755)

	For the year ended December 31, 2003* (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(62,221)	$(252,091)	$—	$245,252	$(69,060)
Rebates and incentive programs	(28,539)	(143,512)	—	110,992	(61,059)
Product returns	(21,518)	(58,649)	—	50,224	(29,943)
Cash discounts and other	(11,504)	(50,610)	—	44,818	(17,296)

Total	$(123,782)	$(504,862)	$—	$451,286	$(177,358)

Accrued liabilities
Medicaid rebates	$(7,490)	$(18,218)	$—	$9,847	$(15,861)

*	Provision/reversal for prior period sales not available for fiscal year 2003.
     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those healthcare providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 42% and 52% of the Company’s net sales were derived from the wholesale distribution channel for the years ended December 31, 2005 and 2004, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes, processing time lags, and customer inventory information, when available. The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis, however, based upon analysis of subsequent periods activity the Company has determined that its chargeback estimates remain reasonable.
     Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period. The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased our products from a wholesaler under a contract with us. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.
     The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; and (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. The Company reviews actual product returns on a monthly basis and may record additional provisions for specific product returns that it believes are not covered by these historical rates.
     The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts the Company expects its customers to take. In addition to the significant gross-to-net sales adjustments described above, the Company periodically makes other sales adjustments. The Company generally accounts for these other gross-to-net adjustment by establishing an accrual in the amount equal to its estimate of the adjustments attributable to the sale.
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
     Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under the Medicaid program. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience and any new information regarding changes in the Medicaid program that might impact the amount of the rebates on a prospective basis. In determining the appropriate accrual amount the Company considers the historical and estimated future percentage of its products that are sold to Medicaid recipients; current rebate contract rates; outstanding claims and payments; and levels of inventory in the distribution channel, and adjusts the accrual and assumptions periodically to reflect actual experience.
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns, the ending balances of account receivable reserves generally are eliminated during a two to four month period.
Use of Estimates in Reserves
     The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease its reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company changed its assumptions and estimates, its reserves would change, which would impact the net revenues it reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Research and Development Agreements
     The Company capitalizes or expenses amounts related to the development of new products and technologies through agreements with third parties based on the Company’s determination of its ability to recover in a reasonable period of time its cost from the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company’s funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA, and where the Company has no alternative future use for the product, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets.
Goodwill and Intangible Assets
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at time of their acquisition in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized but tested at least annually for impairment using a fair value approach. Intangible assets with definite lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives. Inherent in the valuation of goodwill and intangibles are assumptions of future cash flows, discount rates and terminal values which are based on management’s best estimates at the time of acquisition. The Company’s testing for impairment and the valuation of impairment also use assumptions of future cash flows, discount rates and terminal values which are based on management’s best estimates at the time of testing. As discussed in “Notes to Consolidated Financial Statements –Note 8 – Intangible Assets”, the Company impaired intangible assets of $16,177 in fiscal year 2005. As a result of the acquisition of Kali in fiscal year 2004, the Company had amounts recorded as goodwill of $58,729 at December 31, 2005 and $56,327 at December 31, 2004. In addition, intangible assets with definite lives, net of accumulated amortization, totaled $36,235 and $43,248, respectively, at December 31, 2005 and 2004.
Costs for Patent Litigation and Legal Proceedings
     Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses. As discussed in “Notes to Consolidated Financial Statements – Note 16 — Commitments, Contingencies and Other Matters – Legal Proceedings,” the Company is a party to several patent infringement matters as well as a number of lawsuits related to the Company’s restatement of certain financial statements for prior years whose outcomes could have a material impact on its profitability, cash flows and financial condition. The Company is also currently involved in other litigation matters, including certain patent actions, product liability and actions by former employees and believes that these actions are incidental to the business and that the ultimate resolution thereof will not have a material adverse effect on its future profitability, cash flows or financial condition. The Company is defending or intends to defend or, in cases where the Company is plaintiff, prosecute these actions.
New Accounting Pronouncements
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for accounting for, and reporting of a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provision of any existing accounting pronouncements. The Company adopted SFAS 154 on January 1, 2006 and complied with this standard in this Annual Report on Form 10-K/A filing.
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
ITEM 8. Consolidated Financial Statements and Supplementary Data
     See “Index to Consolidated Financial Statements, Item 15.”
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.
     In connection with the restatement of its financial statements, the Company reevaluated its disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 because of material weaknesses in its internal controls over financial reporting. This conclusion is different from the conclusion disclosed in the Company’s Original 10-K.
Management Report on Internal Control Over Financial Reporting (Restated)
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     As disclosed in the Original Form 10-K, the Company assessed the effectiveness of its internal controls over financial reporting as of December 31, 2005. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company had previously concluded that its internal controls over financial reporting were effective in the Original Form 10-K.
     After the Company filed its Original Form 10-K for the year ended December 31, 2005, the Company identified errors in the Company’s previously issued consolidated financial statements and concluded that the financial statements included in the Original Form 10-K should be restated as discussed in Note 1 to the consolidated financial statements included elsewhere in this Form 10-K/A.
     The Company determined that these errors resulted from material weaknesses in the Company’s internal controls over financial reporting. As a result, the Company has restated its original assessment of the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K/A. The Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2005.

     A material weakness is defined as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that material misstatement of its annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. The material weaknesses identified are: (a) insufficient resources with the appropriate level of expertise and inadequate management oversight in the accounting and finance organizations to ensure appropriate application of GAAP, particularly in the areas of accounts receivable reserves, inventory valuation and existence and the accounting for certain of the Company’s non-routine transactions, (b) inadequate design of controls to provide reasonable assurance (i) that valid customer deductions were identified and accurately recorded in a timely manner and (ii) to determine that inventory was accurately valued, and (c) inadequate design of controls over estimating reserves for (i) chargebacks, rebates, product returns and (ii) excess inventory including inadequate design of the methodology, inadequate development of the assumptions and corroboration of inputs used. As discussed above these material weaknesses resulted in the restatement outlined in the explanatory note to this Form 10-K/A and Note 1 to the consolidated financial statements included elsewhere in this Form 10-K/A. The Company’s management has restated its original assessment in the Original Form 10-K and concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2005. This conclusion is different from the conclusion disclosed in its Original 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006.
     The Company’s assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
     There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2005.
Remediation of Material Weaknesses
     The Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Annual Report on Form 10-K/A, the Company has implemented the following measures:
•	Increased the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance, particularly in the areas of accounts receivable reserves, inventory valuation and existence and the accounting for certain of the Company’s non-routine transactions.
•	Assigned individuals with significant industry experience and increased the involvement of its senior finance team members in the preparation and review of accounts receivable reserves and inventory valuation and existence.
•	Enhanced the accounting policies and procedures to provide adequate, sufficient, and useful guidance to its staff in the area of accounts receivable reserves and inventory valuation and existence.
•	Corrected its methodologies with respect to estimating accounts receivable reserves for chargebacks, rebates, and product returns.
•	Increased the level of interdepartmental communication in a way that will foster information sharing between our finance staff and operational personnel.
     The Company anticipates that these remediation actions represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.
Woodcliff Lake, New Jersey
We have audited management’s assessment, included in Item 9A Controls and Procedures- Management Report on Internal Control Over Financial Reporting (Restated), that Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated March 15, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. Management subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management has subsequently restated its assessment, due to the identification of three material weaknesses, described in the following paragraph, in connection with the financial statement restatement. Accordingly our report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
(a) insufficient resources with the appropriate level of expertise and inadequate management oversight in the accounting and finance organizations to ensure appropriate application of GAAP, particularly in the areas of accounts receivable reserves, inventory valuation and existence and the accounting for certain of the Company’s non-routine transactions,
(b) inadequate design of controls to provide reasonable assurance (i) that valid customer deductions were identified and accurately recorded in a timely manner and (ii) to determine that inventory was accurately valued, and

(c) inadequate design of controls over estimating reserves for (i) chargebacks, rebates, product returns and (ii) excess inventory including inadequate design of the methodology, inadequate development of the assumptions and corroboration of inputs used.
These material weaknesses resulted in material errors and the related restatement of the consolidated financial statements as described in Note 1.These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 (as restated), of the Company and this report does not affect our report on such financial statements.
In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 (as restated), of the Company and our report dated March 15, 2006, except for Note 1, as to which the date is March 9, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 9, 2007

ITEM 9B. Other Information
     In accordance with New York Stock Exchange rules, on June 9, 2006, the Company filed the annual certification by our former CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate listing standards of the New York Stock Exchange.
PART IV
ITEM 15. Exhibits
ITEM 15. (a) (1) FINANCIAL STATEMENTS
ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES
     All schedules are omitted because they are not applicable, or not required because the required information is included in the restated consolidated financial statements or notes thereto.
ITEM 15. (a) (3) EXHIBITS

3	Agreement and Plan of Merger, dated as of May 12, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company, dated May 9, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2	By-Laws of the Company, as last amended on June 18, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

4.1	Rights Agreement, dated as of October 27, 2004, by and between the Company and American Stock Transfer & Trust Company — previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.1	1989 Employee Stock Purchase Program of the Company – previously filed as an exhibit to the Company’s proxy statement, dated August 16, 1990, and incorporated herein by reference.

10.2	1990 Stock Incentive Plan of the Company, as amended – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the 1997 fiscal year and incorporated herein by reference.

10.3	Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference.

10.4	2000 Performance Equity Plan – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference.

10.5	2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.

10.6	Form of Retirement Plan of Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.6.1	First Amendment to Par Pharmaceutical, Inc.’s Retirement Plan, dated October 26, 1984 – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the 1990 fiscal year and incorporated herein by reference.

10.7	Form of Retirement Savings Plan of Par Pharmaceutical, Inc – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.7.1	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated July 26, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.2	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated November 1, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.7.3	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated September 30, 1985 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.

10.8	Par Pharmaceutical, Inc. Pension Plan, effective October 1, 1984 – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1991 and incorporated herein by reference. ***

10.9	Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between the Company and Kenneth I. Sawyer — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference. ***

10.9.1	Employment Agreement, dated as of February 9, 2004, by and between the Company and Scott L. Tarriff – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference. ***

10.9.2	First Amendment to Employment Agreement, dated as of February 20, 2004, by and between the Company and Dennis J. O’Connor – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference. ***

10.9.3	Employment Agreement, dated as of February 6, 2003, by and between the Company and Dennis J. O’Connor — previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. ***

10.9.4	Employment Agreement, dated as of December 18, 2002, by and between the Company and Dr. Arie Gutman — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference. ***

10.9.5	Employment Agreement, dated as of November 24, 2003, by and between the Company and Thomas Haughey — previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference. ***

10.10	Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.11	Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.11.1	Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.11.2	Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.12	Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.14	Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation and Elan Corporation, plc – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.19	Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.20	Services Agreement, dated June 26, 1998, between the Company and Merck KGaA – previously filed as an exhibit to Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.21	Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.22	Manufacturing and Supply Agreement, dated April 30, 1997, between Par Pharmaceutical, Inc. and BASF Corporation – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

10.23	Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.24	Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.25	Letter Agreement, dated as of January 21, 1999, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.26	License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.27	License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.28	Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.29	Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.30	Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.31	Letter Agreement, dated as of December 28, 2001, among the Company, ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

10.32	Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc., dated April 17, 2002 – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 17, 2002, and incorporated herein by reference.

10.35	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.36	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.37	11 Product Development Agreement, effective April 2002, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.38	SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., UDF LP and the other parties named therein – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.39	Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.40	Amendment No. 1 to the Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.41	Patent and Know How License Agreement dated, June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.42	License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.43	First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.44	First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.45	Termination Agreement, dated December 20, 2002, relating to Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical,

Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.46	Asset Purchase Agreement, dated December 5, 2002, by and between Israel Pharmaceutical Resources L.P. and Trima, Israel Pharmaceutical Products, Maabarot LTD – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.

10.47	Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.48	Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.49	Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.50	License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.51	Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.52	Purchase Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 — previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.53	Indenture between the Company and American Stock Transfer & Trust Company, dated September 30, 2003 — previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.54	Registration Rights Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003- previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.55	Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.56	Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.57	Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.58	Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.59	First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.60	Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 and incorporated herein by reference. ***

10.61	Securities Purchase Agreement, dated as of November 18, 2004, by and between the Company and Abrika, LLLP. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.

10.62	Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.63	First Amendment to Development and Commercialization Agreement, dated December 14, 2004, by and between the Company and Advancis Pharmaceutical Corporation– previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.64	Series C Preferred Stock Purchase Agreement, dated May 2, 2005, by and between the Company and Optimer Pharmaceuticals, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.

10.65	Employment Agreement, dated as of September 15, 2005, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 21, 2005, and incorporated herein by reference. ***

10.66	Share Transfer Agreement, dated as of January 20, 2006 and effective December 31,2005, by and between the Company and Dr. Arie Gutman — previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

21	List of subsidiaries of the Company and incorporated by reference.

31.1	Certification of Principal Executive Officer (attached herewith).

31.2	Certification of Principal Financial Officer (attached herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

*	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in any such filing.

***	Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2007	PAR PHARMACEUTICAL COMPANIES, INC. (Company)

/s/ Patrick G. LePore Patrick G. LePore
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Abernathy John Abernathy	Non-Executive Chairman of the Board of Directors	March 9, 2007

/s/ Patrick G. LePore Patrick G. LePore	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ Gerard A. Martino Gerard A. Martino	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2007

/s/ Peter S. Knight Peter S. Knight	Director	March 9, 2007

/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	March 9, 2007

/s/ L. William Seidman L. William Seidman	Director	March 9, 2007

/s/ Joseph E. Smith Joseph E. Smith	Director	March 9, 2007

/s/ Peter W. Williams Peter W. Williams	Director	March 9, 2007

PAR PHARMACEUTICAL COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-K/A
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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
As discussed in Note 1, the consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 have been restated.
We have also audited in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 15, 2006
(March 9, 2007 as to the effects of the restatement as discussed in Note 1)

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In Thousands, Except Share Data)

	2005	2004
	(Restated	(Restated
	see Note 1)	see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$93,477	$36,682
Available for sale debt securities	103,066	151,854
Accounts receivable, net	62,362	69,324
Inventories	96,393	88,315
Prepaid expenses and other current assets	18,759	16,880
Deferred income tax assets	69,256	72,587
Income taxes receivable	18,859	—
Assets held for sale	1,944	363

Total current assets	464,116	436,005

Property, plant and equipment, at cost, less accumulated depreciation and amortization	87,570	60,001
Available for sale debt securities	3,741	—
Investment in joint venture	4,153	2,529
Other investments available for sale	21,741	25,271
Intangible assets, net	36,235	43,248
Goodwill	58,729	56,327
Deferred charges and other assets	8,828	12,017
Non-current deferred income tax assets, net	50,917	45,993
Assets held for sale	—	33,256

Total assets	$736,030	$714,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$3,011	$4,454
Accounts payable	56,412	47,882
Payables due to distribution agreement partners	46,937	35,064
Accrued salaries and employee benefits	12,780	8,418
Accrued expenses and other current liabilities	25,739	14,054
Income taxes payable	9,683	31,547
Liabilities held for sale	1,944	1,753

Total current liabilities	156,506	143,172

Long-term debt, less current portion	202,001	202,308

Other long-term liabilities	335	395

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $.0001 per share; authorized 6,000,000 shares; none issued and outstanding	—	—
Common Stock, par value $.01 per share; authorized 90,000,000 shares; issued and outstanding 35,114,026 and 34,759,265 shares	351	348
Additional paid-in capital	225,143	193,685
Deferred compensation – restricted stock	(7,740)	(1,455)
Retained earnings	193,515	208,824
Accumulated other comprehensive loss	(1,903)	(604)
Treasury stock, at cost, 848,588 and 843,700 shares	(32,178)	(32,026)

Total stockholders’ equity	377,188	368,772

Total liabilities and stockholders’ equity	$736,030	$714,647

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands, Except Per Share Amounts)

	2005	2004	2003
	(Restated	(Restated	(Restated
	see Note 1)	see Note 1)	see Note 1)
Revenues:
Net product sales	$412,126	$626,477	$609,534
Other product related revenues	20,130	21,498	22,490

Total revenues	432,256	647,975	632,024
Cost of goods sold	277,554	435,988	375,760

Gross margin	154,702	211,987	256,264

Operating expenses (income):
Research and development	62,497	47,533	21,109
Selling, general and administrative	92,309	67,954	56,043
Acquired in-process research and development	—	84,000	—
Intangible assets impairment	6,999	—	—
Settlements, net	—	(2,846)	—
Gain on sale of facility	—	(2,812)	—

Total operating expenses	161,805	193,829	77,152

Operating (loss) income	(7,103)	18,158	179,112
Other (expense) income, net	(831)	63	(35)
Equity loss from joint venture	(534)	(795)	(1,521)
Net investment gain	16,013	—	—
Interest income	5,343	4,869	2,292
Interest expense	(6,793)	(6,804)	(2,748)

Income from continuing operations before (benefit) provision for income taxes	6,095	15,491	177,100
(Benefit) provision for income taxes	(5,726)	4,918	68,928

Income from continuing operations	11,821	10,573	108,172

Discontinued operations:

Loss from discontinued operations	(4,957)	(4,942)	(2,603)
Loss from disposal	(38,018)	—	—
Benefit for income taxes	(15,845)	(1,927)	(1,015)

Loss from discontinued operations	(27,130)	(3,015)	(1,588)

Net (loss) income	$(15,309)	$7,558	$106,584

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.35	$0.31	$3.23
Loss from discontinued operations	(0.79)	(0.09)	(0.05)

Net (loss) income	$(0.44)	$0.22	$3.18

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.35	$0.30	$3.12
Loss from discontinued operations	(0.79)	(0.09)	(0.05)

Net (loss) income	$(0.44)	$0.21	$3.07

Weighted average number of common shares outstanding:
Basic	34,191	34,142	33,483

Diluted	34,435	34,873	34,638

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

					Accumulated
			Additional		other		Deferred	Total
	Common Stock		paid-in	Retained	comprehensive		compensation	stockholders'
	Shares	Amount	capital	earnings	income/(loss)	Treasury stock	restricted stock	equity
			(Restated see Note 1)	(Restated see Note 1)	(Restated see Note 1)			(Restated see Note 1)
Balance, December 31, 2002, as originally reported	32,804	$328	$118,515	$101,947	$—	$—	$—	$220,790
Cumulative effect of restatement on prior periods (see Note 1)	—	—	133	(7,265)	—	—	—	(7,132)

Balance, December 31, 2002, as restated	32,804	328	118,648	94,682	—	—	—	213,658
Comprehensive income
Net income (Restated, see Note 1)	—	—	—	106,584	—	—	—	106,584
Defined benefit pension plan, $117 net of tax of $45	—	—	—	—	(72)	—	—	(72)
Unrealized loss on marketable securities, $2,530 net of tax of $975	—	—	—	—	(1,555)	—	—	(1,555)

Total comprehensive income	—	—	—	—	—	—	—	104,957
Exercise of stock options	1,506	15	33,871	—	—	—	—	33,886
Sold warrants	—	—	32,563	—	—	—	—	32,563
Purchased call options	—	—	(49,368)	—	—	—	—	(49,368)
Tax benefit from purchased call options	—	—	19,253	—	—	—	—	19,253
Tax benefit from exercise of stock options	—	—	12,616	—	—	—	—	12,616
Employee stock purchase	8	—	306	—	—	—	—	306
Compensatory arrangements	—	—	4,041	—	—	—	—	4,041

Balance, December 31, 2003	34,318	343	171,930	201,266	(1,627)	—	—	371,912

Comprehensive income:
Net income (Restated, see Note 1)	—	—	—	7,558	—	—	—	7,558
Defined benefit pension plan, $100 net of tax of $39	—	—	—	—	(61)	—	—	(61)
Unrealized gain on marketable securities, $1,758 net of tax of $674	—	—	—	—	1,084	—	—	1,084

Total comprehensive income	—	—	—	—	—	—	—	8,581
Exercise of stock options	384	4	8,933	—	—	—	—	8,937
Warrants – Kali acquisition	—	—	2,530	—	—	—	—	2,530
Tax benefit from exercise of stock options	—	—	7,136	—	—	—	—	7,136
Employee stock purchase program	12	—	421	—	—	—	—	421
Purchase of treasury stock	—	—	—	—	—	(32,026)	—	(32,026)
Compensatory arrangements	—	—	1,042	—	—	—	239	1,281
Restricted stock grant	45	1	1,693	—	—	—	(1,694)	—

Balance, December 31, 2004	34,759	348	193,685	208,824	(604)	(32,026)	(1,455)	368,772

Comprehensive loss:
Net loss (Restated, see Note 1)	—	—	—	(15,309)	—	—	—	(15,309)
Defined benefit pension plan, $218 net of tax of $84	—	—	—	—	(134)	—	—	(134)
Unrealized loss on marketable securities, $1,926 net of tax of $761	—	—	—	—	(1,165)	—	—	(1,165)

Total comprehensive loss	—	—	—	—	—	—	—	(16,608)
Exercise of stock options	114	1	2,203	—	—	—	—	2,204
Resolution of tax contingencies	—	—	16,819	—	—	—	—	16,819
Tax benefit from exercise of stock options	—	—	591	—	—	—	—	591
Employee stock purchase program	18	—	448	—	—	—	—	448
Purchase of treasury stock	—	—	—	—	—	(152)	—	(152)
Compensatory arrangements	—	—	1,982	—	—	—	2,809	4,791
Restricted stock grants	223	2	9,092	—	—	—	(9,094)	—
Other	—	—	323	—	—	—	—	323

Balance, December 31, 2005	35,114	$351	$225,143	$193,515	$(1,903)	$(32,178)	$(7,740)	$377,188

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

	2005	2004	2003
	(Restated	(Restated	(Restated
	see Note 1)	see Note 1)	see Note 1)
Cash flows from operating activities:
Net (loss) income	$(15,309)	$7,558	$106,584
Deduct:
(Loss) from discontinued operations, net of tax	(27,130)	(3,015)	(1,588)

Income from continuing operations	11,821	10,573	108,172

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(748)	(51,710)	(11,948)
Acquired in-process research and development	—	84,000	—
Resolution of tax contingencies	(7,218)	—	—
Depreciation and amortization	15,251	11,897	8,893
Investment impairment	8,280	—	—
Equity in net loss of joint venture	534	795	1,521
Intangible asset impairment	16,177	—	—
Allowances against accounts receivable	(15,504)	39,710	54,176
Stock compensation expense	4,791	1,280	4,041
Tax benefit on exercise of nonqualified stock options	591	7,136	12,616
Gain on sale of investments	(24,293)	—	—
Other	157	(2,812)	—

Changes in assets and liabilities, net of the effects of divestitures:
Decrease (increase) in accounts receivable	22,466	8,563	(130,451)
Increase in inventories	(8,078)	(20,542)	(15,233)
Decrease (increase) in prepaid expenses and other assets	1,310	(5,626)	(2,372)
Increase in accounts payable	3,155	24,950	6,994
Increase (decrease) in payables due to distribution agreement partners	11,873	(53,561)	70,462
Increase (decrease) in accrued expense and other liabilities	15,987	(13,999)	11,534
(Decrease) increase in income taxes payable/receivable	(16,686)	3,553	1,492

Net cash provided by operating activities	39,866	44,207	119,897
Net cash provided by discontinued operating activities	7,980	1,553	3,758

Cash flows from investing activities:
Capital expenditures	(33,801)	(15,351)	(21,499)
Purchase of intangibles	(13,000)	(15,700)	(6,107)
Purchases of available for sale debt securities	(51,988)	(385,484)	(195,530)
Proceeds from sale of available for sale debt securities	95,359	428,493	—
Purchase of long-term investments	(12,000)	(15,362)	(10,000)
Proceeds from sale of long-term investments	31,299	—	—
Issuance of promissory note receivable	—	(3,000)	—
Acquisition of subsidiary, net of cash acquired	98	(141,604)	—
Acquisition of subsidiary, contingent payment	(2,500)	—	—
Capital contributions to joint venture	(2,158)	(929)	(3,916)
Proceeds from sale of fixed assets	35	5,036	—

Net cash provided by (used in) investing activities	11,344	(143,901)	(237,052)
Net cash (used in) discontinued investing activities	(3,145)	(4,271)	(2,125)

	2005	2004	2003
	(Restated	(Restated	(Restated
	see Note 1)	see Note 1)	see Note 1)
Cash flows from financing activities:
Proceeds from issuances of common stock	2,652	9,358	34,192
Purchase of treasury stock	(152)	(32,026)	—
Sale of warrants	—	—	32,563
Purchase of call options	—	—	(49,368)
Debt issuance costs	—	—	(6,080)
Issuance of long-term debt	—	—	200,000
Borrowings related to financed insurance premium liabilities	5,909	6,623	8,426
Payments of short-term debt related to financed insurance premiums	(7,359)	(7,115)	(3,801)
Principal payments under long-term and other borrowings	(300)	(295)	(982)

Net cash provided by (used in) financing activities	750	(23,455)	214,950
Net cash (used in) discontinued financing activities	—	—	(2,000)

Net increase (decrease) in cash and cash equivalents	56,795	(125,867)	97,428
Cash and cash equivalents at beginning of year	36,682	162,549	65,121

Cash and cash equivalents at end of year	$93,477	$36,682	$162,549

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes, net	$4,682	$42,811	$64,790

Interest	$5,749	$5,917	$168

Non-cash investing and financing transactions:
Issuance of warrants	$—	$2,530	$—

Tax benefit from purchased call options	$—	$—	$19,253

(Decrease) increase in fair value of available for sale securities	$(4,751)	$1,758	$(2,530)

Capital expenditures incurred but not yet paid	$4,564	$1,204	$—

Acquired intangibles not yet paid	$2,000	$—	$—

Capital lease obligation	$—	$2,183	$718

     The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Amounts in Thousands, Except Per Share Amounts)
     Par Pharmaceutical Companies, Inc. (the “Company”) operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), in two business segments, the manufacture and distribution of generic pharmaceuticals and of branded pharmaceuticals principally in the United States. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products and products in the semi-solid form of a cream.
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
Note 1 – Restatement of Previously Issued Financial Statements
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Audit Committee of the Board of Directors of the Company concluded that due to accounting errors certain of the Company’s previously issued consolidated financial statements would need to be restated. As a result, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 to reflect the impact of the matters described below. The more significant errors related to accounts receivable reserves and inventory valuation and existence issues. The accounts receivable reserve errors resulted from delays in recognizing customer credits and the utilization of methodologies that did not contemplate all necessary components to estimate reserves that impacted the accuracy of recorded amounts for chargebacks, rebates, product returns and other accounts receivable reserves. The Company also restated its financial statements to correct additional errors identified in its assessment of historical accounting matters relating to the accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and other items. A description of the restatement errors and the related impact on the Company’s consolidated financial statements follows.
Accounts Receivable Reserves and Revenues
     The accounts receivable reserves and related revenue errors resulted from (i) delays in recognizing customer credits and (ii) the utilization of methodologies that did not contemplate all necessary components to estimate reserves that impacted the accuracy of recorded amounts for chargebacks, rebates, product returns and other accounts receivable reserves.
     The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. The Company experienced a delay in processing customer credits and the effects of such delay were not recognized by the Company in their estimates. To the extent deductions taken or claims made by customers were valid; the Company restated its accounts receivable reserves and related revenues in the appropriate prior period. For deductions that were not valid; the Company sought collection from the customer. In the second quarter of 2006, the Company determined that approximately $10 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10 million will be written off in the second quarter of 2006.
     In addition to the Company’s processing delays, the Company determined that due to an oversight of facts that existed at the time, its methodologies did not include all necessary components for estimating future chargebacks, rebates, and product returns. The Company’s chargeback reserve did not include processing time lags for outstanding chargeback claims. The Company also determined that its rebate reserve had not been capturing the portion of the liability associated with product inventory in the distribution channel and had not considered processing time lags for outstanding rebates related to customers that purchase its products indirectly through wholesalers. The processing time lag refers to the period of time between when inventory in the distribution channel is sold by the wholesaler and when the information is received and processed by the Company. Inventory in the distribution channel represents the Company’s product held by its customers. The Company’s product returns reserve methodology underestimated the period between the date of the financial statements and the date of product return due to product expiration as well as specific return exposures at each period end. These errors resulted in an understatement of its accounts receivable reserves and overstatement of related revenues for the periods presented in previously issued consolidated financial statements.
     The Company’s corrected chargeback and rebate methodologies are designed to appropriately estimate its liability for (1) the processing time lag associated with incurred-but-uninvoiced chargebacks and rebates, and (2) future chargebacks and rebates associated with product inventory held in the distribution channel at period end. The Company’s corrected product returns reserve methodology considers average remaining product expiry on product sales, historical product returns experience, and specific return exposures to estimate the potential risk of returns of inventory in the distribution channel at the end of each period.

Inventory Valuation and Existence
     The Company maintains inventories for raw materials, supplies, work in process, and finished goods. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation and existence during the periods presented. Inventory restatement adjustments resulted from (i) the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, and (ii) from the identification of recorded inventory amounts for which no underlying product existed. For such items, the Company identified the underlying transactions which had not been properly recorded and corrected them in the appropriate period. Also the Company had not historically adjusted inventory and cost of sales for manufacturing variances. Previously, the Company recorded manufacturing variances as cost of goods sold in the period in which they were generated, which was not in compliance with GAAP. The Company corrected this error in the restated financial statements to recognize manufacturing variances as a component of inventory cost and as cost of goods sold, as appropriate.
Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses will be distributed equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the statement of operations and recording the Company’s share of the net equity in the investment in joint venture line item on the balance sheet.
Accounting for a Lease Acquired in a Business Combination
     On June 10, 2004, the Company acquired all of the capital stock of Kali Laboratories, Inc. (“Kali”). The Company acquired the physical facilities, in-process research and development and intellectual property of Kali. In connection with the acquisition, the Company assumed a building lease. The Kali lease was initially accounted for as an operating lease. Since, the Kali lease contained a bargain purchase option, accounting for this lease as an operating lease was not in compliance with GAAP. The Company restated its accounting to classify the Kali lease as a capital lease, which included the recording of the related fixed asset and capital lease obligation, the removal of the favorable leasehold interest recorded as an intangible asset and the restatement of the related amount of goodwill.
Sales Cut-Off
     The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the wrong period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners at December 31, 2005 and 2004.
Accounts Payable Error
     The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and the related understatement of research and development expense.
Other Errors
     Upon further consideration of the facts surrounding the April 2004 product launch of Ribasphere, the Company determined that all of the conditions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, (“SFAS 48”) were not met. The Company deferred the recognition of revenues, gross margin, and net income originally recorded in the quarters ended July 3, 2004 and October 2, 2004 and recorded these amounts in the quarter ended December 31, 2004, when all of the conditions of SFAS 48 were met.
     The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors included adjustments related to the accounting for a curtailed defined benefit plan, accounts payable corrections, and other miscellaneous items related to prior periods.
Presentation Restatement Items – Consolidated Balance Sheets
     The Company corrected an error in its presentation of available for sale securities on the consolidated balance sheet as of December 31, 2005. The Company previously presented all available for sale securities as current assets although the Company intended to hold certain debt securities beyond one year. The consolidated balance sheet has been restated to reflect such securities as non-current assets to be consistent with its intent. The Company has also corrected the related note to consolidated financial statements. Also the Company restated the presentation of unrealized gains and losses on available for sale securities, net of tax, on the consolidated statements of stockholders’ equity and in the “Available for Sale Debt Securities” Note to consolidated financial statements to disclose the tax effects and to disclose in a single place the total unrealized gains and losses on available for sale securities, as required by GAAP. The Company also added tabular disclosures of a reconciliation of unrealized gains and losses on marketable securities and a reconciliation of the minimum pension liability as part of the Company’s revised comprehensive (loss) income disclosure that is included in Note 14 “Stockholders’ Equity” in the notes to consolidated financial statements. The Company also corrected an error in its presentation of net customer credit balances. Previously these credit balances were included with “Accounts receivable, net”, in error, on the consolidated balance sheets. The Company restated the presentation of the credit balances by including these amounts in “Accounts payable” on the consolidated balance sheets.
Presentation Restatement Items – Consolidated Statements of Operations
     The Company restated the presentation of net interest to separately present interest expense and interest income on the face of the consolidated statements of operations for each of the three years in the period ended December 31, 2005, as required by GAAP. The Company also corrected the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense, as required by GAAP. Previously the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses (income)” section of the consolidated statements of operations. The Company restated the presentation of certain licensing and royalty related revenues that previously had been included in “Net product sales”, in error, on the consolidated statements of operations by including these amounts in “Other product related revenues” on the consolidated statements of operations, as required by GAAP. The Company restated the presentation of an intangible asset impairment related to Isoptin SR to include the impairment charge in cost of goods sold, as required by GAAP, based on the function of the intangible asset, which was necessary to produce the product (Isoptin SR) for sale and to be consistent with the recognition of the related amortization expense that is also included in cost of goods sold. Such impairment had been improperly presented in the “Operating expenses (income)” section of the consolidated statements of operations as part of the caption “Intangible assets impairment.”
Presentation Restatement Items – Consolidated Statements of Cash Flows
     The Company restated the Cash flows from operating activities section of the consolidated statements of cash flows to begin with “Net (loss) income” as required by GAAP as compared to “Income from continuing operations”, which was not in compliance with GAAP. Related to this change, the Company previously presented amounts identified as other net cash provided by and used from discontinued operations in line items labeled “Loss from discontinued operations” and “Non-cash charges and changes in discontinued operating assets and liabilities,” the cash flows effect of these items are now included in an item labeled “Changes in discontinued operating assets and liabilities.” The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for each of the three years in the period ended December 31, 2005 in the Cash flows from operating activities section as required by GAAP. Previously this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions”, which was not in compliance with GAAP. The Company corrected the presentation of the change in inventory reserves, which had been its own line item, which was not in compliance with GAAP, by including the amounts within the line item “Increase in inventories” in the Cash flows from operating activities section. The Company included a contingent payment related to the acquisition of Kali in the Cash flows from investing activities section that had previously been included in the line item labeled “Acquisition of subsidiary, net of cash acquired”, which was not consistent with the caption description. The Company presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 as required by GAAP. Previously the borrowings related to debt for financed insurance premiums were netted with “Issuance of long-term and other borrowings” and the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the consolidated statements of cash flows. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts, “Acquired intangibles not yet paid” amounts, and “Capital lease obligation” amounts to its consolidated statements of cash flows for each of the three years in the period ended December 31, 2005, as required by GAAP.
Presentation Restatement Items – Notes to Consolidated Financial Statements
     The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and providing additional information as to the Company’s determination of segments to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously the disclosure of top selling products was not complete for each of the three years in the period ended December 31, 2005.

Impact of Restatements
     The following summarizes the effects of the restatements on net (loss) income on each annual period and beginning retained earnings;

	Net (Loss)	Net (Loss)	Net (Loss)		Total
	Income	Income	Income	Retained	Cumulative
	Year Ended	Year Ended	Year Ended	Earnings	Adjustments
	December 31,	December 31,	December 31,	January 1,	December 31,
(Amounts in thousands)	2005	2004	2003	2003	2005
As previously reported	$(8,250)	$29,246	$122,533	$101,947

Pre-tax restatement adjustments:
Accounts Receivable Reserves
Increase in chargebacks	(22,108)	(4,627)	(3,015)	(4,798)	$(34,548)
(Increase) decrease in rebates	(5,649)	2,839	(10,383)	(4,483)	(17,676)
Decrease (increase) in product returns	14,990	(21,907)	(14,038)	(2,649)	(23,604)
Decrease (increase) in cash discounts and other	1,103	(6,120)	—	—	(5,017)

Total Accounts Receivable Reserves	(11,664)	(29,815)	(27,436)	(11,930)	(80,845)
Inventory Valuation and Existence	(3,679)	(3,030)	72	1,008	(5,629)
Investment in Joint Venture	713	266	(152)	468	1,295
Accounting for a Lease Acquired in a Business Combination	504	249	—	—	753
Sales cut-off	1,058	(1,379)	—	—	(321)
Accounts payable error	(825)	—	—	—	(825)
Other Errors (1)	2,049	(1,845)	1,370	(1,457)	117

Total pre-tax restatement adjustments	(11,844)	(35,554)	(26,146)	(11,911)	$(85,455)
Tax effect of restatement adjustments	4,785	13,866	10,197	4,646	33,494

After tax effect of restatement adjustments	(7,059)	(21,688)	(15,949)	(7,265)	(51,961)

As restated	$(15,309)	$7,558	$106,584	$94,682

(1)	Includes adjustments that effect accounts receivable balances by ($401) and inventory balances by $1,077 on a cumulative basis as of December 31, 2005.

     The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated balance sheet as of December 31, 2005:

	As previously	Restatement
(Amounts in thousands)	reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$93,438	$39	$93,477
Available for sale securities	106,807	(3,741)	103,066
Accounts receivable, net	143,608	(81,246)	62,362
Inventories	100,945	(4,552)	96,393
Prepaid expenses and other current assets	19,556	(797)	18,759
Deferred tax assets	38,352	30,904	69,256
Total current assets	523,509	(59,393)	464,116

Property, plant and equipment, net	89,135	(1,565)	87,570
Available for sale securities	—	3,741	3,741
Investment in joint venture	—	4,153	4,153
Intangible assets, net	39,356	(3,121)	36,235
Goodwill	55,659	3,070	58,729
Deferred charges and other assets	8,048	780	8,828
Non-current deferred income tax assets, net	49,569	1,348	50,917
Total assets	787,017	(50,987)	736,030

Liabilities and stockholders’ equity:
Current liabilities:
Short-term and current portion of long-term debt	2,897	114	3,011
Accounts payable	55,611	801	56,412
Payables due to distribution agreement partners	46,423	514	46,937
Accrued salaries and employee benefits	12,920	(140)	12,780
Income taxes payable	11,879	(2,196)	9,683
Total current liabilities	157,413	(907)	156,506

Long-term debt, less current portion	200,068	1,933	202,001
Other long-term liabilities	561	(226)	335

Additional paid-in-capital	224,973	170	225,143
Retained earnings	245,476	(51,961)	193,515
Accumulated other comprehensive loss	(1,907)	4	(1,903)
Total stockholders’ equity	428,975	(51,787)	377,188

Total liabilities and stockholders’ equity	$787,017	$(50,987)	$736,030

     The following tables set forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of operations for the period ending December 31, 2005:

	As previously	Restatement
(Amounts in thousands)	reported	Adjustments	As restated
Net product sales	$425,644	$(13,518)	$412,126
Other product related revenues	7,550	12,580	20,130
Total revenues	433,194	(938)	432,256
Cost of goods sold	257,781	19,773	277,554
Gross margin	175,413	(20,711)	154,702
Operating expenses (income):
Research and development	62,961	(464)	62,497
Selling, general and administrative	93,474	(1,165)	92,309
Intangible assets impairment	16,177	(9,178)	6,999
Total operating expenses	172,612	(10,807)	161,805
Operating income (loss)	2,801	(9,904)	(7,103)
Other (expenses), net	(345)	(486)	(831)
Equity loss from joint venture	—	(534)	(534)
Interest expense, net	(530)	530	—
Interest income	—	5,343	5,343
Interest expense	—	(6,793)	(6,793)
Income (loss) from continuing operations before (benefit) provision for income taxes	17,939	(11,844)	6,095
(Benefit) provision for income taxes	(941)	(4,785)	(5,726)
Income (loss) from continuing operations	18,880	(7,059)	11,821
Net (loss) income	$(8,250)	$(7,059)	$(15,309)
Net (loss) income per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$0.55	$(0.20)	$0.35
Net (loss) income	$(0.24)	$(0.20)	$(0.44)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.55	$(0.20)	$0.35
Net (loss) income	$(0.24)	$(0.20)	$(0.44)

     Following is a summary of the effects of the restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the fiscal period ended December 31, 2005:

(Amounts in thousands)
For the year ended	As previously	Restatement
December 31, 2005	reported	Adjustments	As restated
Cash flows from operating activities:
Income from continuing operations	$18,880	$(18,880)	$—
Net (loss) income	—	(15,309)	(15,309)
(Loss) from discontinued operations, net of tax	—	(27,130)	(27,130)
Income (loss) from continuing operations	—	11,821	11,821
Deferred income taxes	10,311	(11,059)	(748)
Depreciation and amortization	15,917	(666)	15,251
Equity in net loss of joint venture	—	534	534
Inventory reserves	9,529	(9,529)	—
Allowances against accounts receivable	(27,171)	11,667	(15,504)
Stock compensation expense	4,941	(150)	4,791
Tax benefit on exercise of nonqualified stock options	—	591	591
Gain on sale of investments	(23,970)	(323)	(24,293)
Other	(3)	160	157
Decrease (increase) in accounts receivable	32,670	(10,204)	22,466
Increase in inventories	(23,705)	15,627	(8,078)
Increase in prepaid expenses and other assets	353	957	1,310
Increase in accounts payable	3,531	(376)	3,155
Increase (decrease) in payables due to distribution agreement partners	6,274	5,599	11,873
Increase (decrease) in accrued expense and other liabilities	15,985	2	15,987
Increase (decrease) in income taxes payable/receivable	(21,468)	4,782	(16,686)
Loss from discontinued operations	(27,130)	27,130	—
Non-cash charges and changes in discontinued operating assets and liabilities	(3,007)	3,007	—
Loss on sale of discontinued operation	38,018	(38,018)	—
Net cash provided by operating activities	$47,194	$(7,328)	$39,866
Net cash used in discontinued operating activities	$—	$7,980	$7,980

Cash flows from investing activities:
Capital expenditures	$(35,012)	$1,211	$(33,801)
Purchases of available for sale debt securities	(52,268)	280	(51,988)
Acquisition of subsidiary, net of cash acquired	(2,402)	2,500	98
Acquisition of subsidiary, contingent payment	—	(2,500)	(2,500)
Capital contributions to joint venture	—	(2,158)	(2,158)
Investing activities – discontinued operations	(3,145)	3,145	—
Net cash used in investing activities	$8,866	$2,478	$11,344
Net cash used in discontinued investing activities	$—	$(3,145)	$(3,145)

Cash flows from financing activities:
Proceeds from issuances of common stock	$2,654	$(2)	$2,652
Issuance of long-term debt and other borrowings	4,240	(4,240)	—
Borrowings related to financed insurance premium liabilities	—	5,909	5,909
Payments of short-term debt related to financed insurance premiums	—	(7,359)	(7,359)
Principal payments under long-term and other borrowings	(5,898)	5,598	(300)
Financing activities – discontinued operations	—	—	—
Net cash provided by (used in) financing activities	$844	$(94)	$750
Net cash (used in) discontinued financing activities	$—	$—	$—
Net increase (decrease) in cash and cash equivalents	56,904	(109)	56,795
Cash and cash equivalents at beginning of year	36,534	148	36,682
Cash and cash equivalents at end of year	$93,438	$39	$93,477

(Amounts in thousands)
For the year ended	As previously	Restatement
December 31, 2005	reported	Adjustments	As restated
Supplemental disclosure of cash flow information:
Capital expenditures incurred but not yet paid	$—	$4,564	$4,564
Acquired intangibles not yet paid	$—	$2,000	$2,000
     The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated balance sheet as of December 31, 2004:

	As previously	Restatement
(Amounts in thousands)	reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	36,534	148	36,682
Accounts receivable, net	149,107	(79,783)	69,324
Inventories	86,769	1,546	88,315
Prepaid expenses and other current assets	16,775	105	16,880
Deferred tax assets	52,580	20,007	72,587
Total current assets	493,982	(57,977)	436,005
Property, plant and equipment	60,394	(393)	60,001
Investment in joint venture	—	2,529	2,529
Intangible assets, net	46,835	(3,587)	43,248
Goodwill	53,257	3,070	56,327
Deferred charges and other assets	11,234	783	12,017
Non-current deferred income tax assets, net	44,775	1,218	45,993
Total assets	769,004	(54,357)	714,647

Liabilities and stockholders’ equity:
Current liabilities:
Short-term and current portion of long-term debt	4,348	106	4,454
Accounts payable	46,704	1,178	47,882
Payables due to distribution agreement partners	40,149	(5,085)	35,064
Accrued salaries and employee benefits	8,620	(202)	8,418
Income taxes payable	39,116	(7,569)	31,547
Total current liabilities	154,744	(11,572)	143,172

Long-term debt, less current portion	200,275	2,033	202,308

Retained earnings	253,726	(44,902)	208,824
Additional paid-in-capital	193,686	(1)	193,685
Accumulated other comprehensive loss	(689)	85	(604)
Total stockholders’ equity	413,590	(44,818)	368,772

Total liabilities and stockholders’ equity	$769,004	$(54,357)	$714,647

     The following tables below set forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of operations for the period ending December 31, 2004:

	As previously	Restatement
(Amounts in thousands)	reported	Adjustments	As restated
Net product sales	$686,661	$(60,184)	$626,477
Other product related revenues	2,446	19,052	21,498
Total revenues	689,107	(41,132)	647,975
Cost of goods sold	440,698	(4,710)	435,988
Gross margin	248,409	(36,422)	211,987
Operating expenses (income):
Research and development	48,848	(1,315)	47,533
Selling, general and administrative	68,863	(909)	67,954
Total operating expenses	196,053	(2,224)	193,829
Operating income (loss)	52,356	(34,198)	18,158
Other (expenses) income, net	(313)	376	63
Equity loss from joint venture	—	(795)	(795)
Interest expense, net	(998)	998	—
Interest income	—	4,869	4,869
Interest expense	—	(6,804)	(6,804)
Income (loss) from continuing operations before (benefit) provision for income taxes	51,045	(35,554)	15,491
(Benefit) provision for income taxes	18,784	(13,866)	4,918
Income (loss) from continuing operations	32,261	(21,688)	10,573
Net (loss) income	$29,246	$(21,688)	$7,558
Net (loss) income per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$0.94	$(0.63)	$0.31
Net (loss) income	$0.86	$(0.64)	$0.22
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.93	$(0.63)	$0.30
Net (loss) income	$0.84	$(0.63)	$0.21

     Following is a summary of the effects of the restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the fiscal period ended December 31, 2004:

(Amounts in thousands)
For the year ended	As previously	Restatement
December 31, 2004	reported	Adjustments	As restated
Cash flows from operating activities:
Income from continuing operations	$32,261	$(32,261)	$—
Net (loss) income	—	7,558	7,558
(Loss) from discontinued operations, net of tax	—	(3,015)	(3,015)
Income (loss) from continuing operations	—	10,573	10,573
Deferred income taxes	(47,155)	(4,555)	(51,710)
Depreciation and amortization	12,229	(332)	11,897
Equity in net loss of joint venture	—	795	795
Inventory reserves	(2,279)	2,279	—
Allowances against accounts receivable	9,804	29,906	39,710
Stock compensation expense	1,278	2	1,280
Tax benefit on exercise of nonqualified stock options	—	7,136	7,136
Other	(3,025)	213	(2,812)
Decrease (increase) in accounts receivable	(1,761)	10,324	8,563
Increase in inventories	(17,670)	(2,872)	(20,542)
Increase in prepaid expenses and other assets	(4,845)	(781)	(5,626)
Increase in accounts payable	23,574	1,376	24,950
Increase (decrease) in accrued expenses and other liabilities	(6,620)	(7,379)	(13,999)
Increase (decrease) in payables due to distribution agreement partners	(48,475)	(5,086)	(53,561)
Increase (decrease) in income taxes payable/receivable	20,001	(16,448)	3,553
Loss from discontinued operations	(3,015)	3,015	—
Non-cash charges and changes in discontinued operating assets and liabilities	4,632	(4,632)	—
Net cash provided by operating activities	$52,934	$(8,727)	$44,207
Net cash used in discontinued operating activities	$—	$1,553	$1,553

Cash flows from investing activities:
Capital expenditures	$(21,547)	$6,196	$(15,351)
Acquisition of subsidiaries, net of cash acquired	(144,104)	2,500	(141,604)
Capital contributions to joint venture	—	(929)	(929)
Investing activities – discontinued operations	(4,271)	4,271	—
Net cash used in investing activities	$(155,939)	$12,038	$(143,901)
Net cash used in discontinued investing activities	$—	$(4,271)	$(4,271)

Cash flows from financing activities:
Proceeds from issuances of common stock	$9,359	$(1)	$9,358
Issuance of long-term debt and other borrowings	399	(399)	—
Borrowings related to financed insurance premium liabilities	—	6,623	6,623
Payments of short-term debt related to financed insurance premiums	—	(7,115)	(7,115)
Principal payments under long-term and other borrowings	(742)	447	(295)
Financing activities – discontinued operations	—	—	—
Net cash provided by (used in) financing activities	$(23,010)	$(445)	$(23,455)
Net cash (used in) discontinued financing activities	$—	$—	$—

Net increase (decrease) in cash and cash equivalents	(126,015)	148	(125,867)
Cash and cash equivalents at end of year	$36,534	$148	$36,682

(Amounts in thousands)
For the year ended	As previously	Restatement
December 31, 2004	reported	Adjustments	As restated
Supplemental disclosure of cash flow information:
Capital expenditures incurred but not yet paid	$—	$1,204	$1,204
Capital lease obligation	$—	$2,183	$2,183
     The following table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s consolidated statement of operations for the period ending December 31, 2003:

	As previously	Restatement
(Amounts in thousands)	reported	Adjustments	As restated
Net product sales	$643,795	$(34,261)	$609,534
Other product related revenues	15,665	6,825	22,490
Total revenues	659,460	(27,436)	632,024
Cost of goods sold	376,257	(497)	375,760
Gross margin	283,203	(26,939)	256,264
Operating expenses (income):
Research and development	23,126	(2,017)	21,109
Selling, general and administrative	56,497	(454)	56,043
Total operating expenses	79,623	(2,471)	77,152
Operating income (loss)	203,580	(24,468)	179,112
Other (expenses), net	(95)	60	(35)
Equity loss from joint venture	—	(1,521)	(1,521)
Interest expense, net	(239)	239	—
Interest income	—	2,292	2,292
Interest expense	—	(2,748)	(2,748)
Income (loss) from continuing operations before (benefit) provision for income taxes	203,246	(26,146)	177,100
(Benefit) provision for income taxes	79,125	(10,197)	68,928
Income (loss) from continuing operations	124,121	(15,949)	108,172
Net (loss) income	$122,533	$(15,949)	$106,584
Net (loss) income per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$3.71	$(0.48)	$3.23
Net (loss) income	$3.66	$(0.48)	$3.18
Diluted earnings (loss) per share of common stock:
Continuing operations	$3.58	$(0.46)	$3.12
Net (loss) income	$3.54	$(0.47)	$3.07

     Following is a summary of the effects of the restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the fiscal period ended December 31, 2003:

(Amounts in thousands)
For the year ended	As previously	Restatement
December 31, 2003	reported	Adjustments	As restated
Cash flows from operating activities:
Income from continuing operations	$124,121	$(124,121)	$—
Net (loss) income	—	106,584	106,584
(Loss) from discontinued operations, net of tax	—	(1,588)	(1,588)
Income (loss) from continuing operations	—	108,172	108,172
Deferred income taxes	(438)	(11,510)	(11,948)
Depreciation and amortization	8,993	(100)	8,893
Equity in net loss of joint venture	—	1,521	1,521
Inventory reserves	(748)	748	—
Allowances against accounts receivable	4,100	50,076	54,176
Stock compensation expense	4,173	(132)	4,041
Tax benefit on exercise of nonqualified stock options	—	12,616	12,616
Other	628	(628)	—
Decrease (increase) in accounts receivable	(106,764)	(23,687)	(130,451)
Increase in inventories	(14,413)	(820)	(15,233)
Decrease (increase) in prepaid expenses and other assets	(7,810)	5,438	(2,372)
Increase in accounts payable	5,394	1,600	6,994
Increase (decrease) in accrued expenses and other liabilities	12,175	(641)	11,534
Increase (decrease) in income taxes payable/receivable	12,794	(11,302)	1,492
Loss from discontinued operations	(1,588)	1,588	—
Non-cash charges and changes in discontinued operating assets and liabilities	4,344	(4,344)	—
Net cash provided by operating activities	$115,423	$4,474	$119,897
Net cash used in discontinued operating activities	$—	$3,758	$3,758

Cash flows from investing activities:
Capital expenditures	$(22,287)	$788	$(21,499)
Purchase of intangibles	(1,900)	(4,207)	(6,107)
Capital contributions to joint venture	—	(3,916)	(3,916)
Investing activities – discontinued operations	(1,748)	1,748	—
Net cash used in investing activities	$(231,465)	$(5,587)	$(237,052)
Net cash used in discontinued investing activities	$—	$(2,125)	$(2,125)

Cash flows from financing activities:
Proceeds from issuances of common stock	$34,194	$(2)	$34,192
Issuance of long-term debt and other borrowings	204,934	(204,934)	—
Issuance of long-term debt	—	200,000	200,000
Debt issuance costs	(5,863)	(217)	(6,080)
Borrowings related to financed insurance premium liabilities	—	8,426	8,426
Payments of short-term debt related to financed insurance premiums	—	(3,801)	(3,801)
Principal payments under long-term and other borrowings	(1,387)	405	(982)
Financing activities – discontinued operations	(1,603)	1,603	—
Net cash provided by (used in) financing activities	$213,470	$1,480	$214,950
Net cash (used in) discontinued financing activities	$—	$(2,000)	$(2,000)
Supplemental disclosure of cash flow information:
Capital lease obligation	$—	$718	$718

Note 2 - Summary of Significant Accounting Policies:
Principles of Consolidation:
     The consolidated financial statements include the accounts of Par Pharmaceutical Companies, Inc. and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.
     On January 22, 2006, the Company transferred FineTech for no proceeds to Arie Gutman, the former president and chief executive officer of FineTech, effective December 31, 2005, and, accordingly, the business is being reported as a discontinued operation in all periods presented.
     On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”) and the accompanying consolidated financial statements include the operating results of Kali from the date of acquisition.
Use of Estimates:
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales returns, rebates, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, and amounts recorded for contingencies and other reserves. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates.
Inventories:
     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company examines inventory levels, including expiration dates by product, on a regular basis. The Company makes provisions for obsolete and slow-moving inventories as necessary in order to properly reflect inventory value. Changes in these provisions are charged to cost of goods sold.
Depreciation and Amortization:
     Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. The following is the estimated useful life for each applicable asset group:

Buildings	30 to 40 years
Machinery and equipment	4 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer software and hardware	3 to 7 years
Impairment of Long-lived Assets:
     The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.
Research and Development Agreements:
     Costs incurred by the Company’s internal product development program to develop new products and obtain pre-marketing regulatory approval for such products are expensed as incurred and charged to research and development. The Company makes the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on its ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Accordingly, amounts related to the Company’s funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved or tentatively approved by the U.S. Food and Drug Administration (the “FDA”) and to products for which the Company has no alternative future use, are expensed and included in research and development costs. Amounts for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved or tentatively approved product, are capitalized and included in intangible assets on the consolidated balance sheets. Capitalized costs are amortized over the estimated useful lives that the related cash flows are expected to be generated and charged to cost of goods sold. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.
Costs for Patent Litigation and Legal Proceedings:
     Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”). In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, and amounts paid for distribution and supply agreements are capitalized and included in intangible assets on the accompanying consolidated balance sheets. Goodwill is not amortized, but tested at least annually, as of December 31st, for impairment using a fair value approach. Intangible assets with definite lives, also tested periodically for impairment, are capitalized and amortized over their estimated useful lives.
Income Taxes:
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.
Pension Benefits:
     The determination of the Company’s obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 — “Commitments, Contingencies and Other Matters-Retirement Plans” to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions could materially affect pension obligations and future expense. The Company, upon the recommendation of the Audit Committee of its Board of Directors (the “Board”), determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The termination is further discussed in Note 16 - “Commitments, Contingencies and Other Matters-Retirement Plans.”
Revenue Recognition and Accounts Receivable, Reserves and Allowances:
     The Company recognizes revenues for product sales when title and risk of loss transfer to its customers and collectibility is reasonably assured. Included in the Company’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see “Notes to Consolidated Financial Statements — Note 5 — Accounts Receivable”). In addition, the Company records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. The Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the Company’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Distribution Costs:
     The Company records distribution costs related to shipping product to the Company’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for fiscal years 2005, 2004 and 2003 were approximately $2,600, $2,700 and $2,700, respectively.
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

Concentration of Credit Risk:
     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to wholesalers, retail drug store chains, managed health care providers and drug distributors. The Company believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, managed health care providers and drug distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see Note 5 - “Accounts Receivable — Major Customers”).
Cash and Cash Equivalents:
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
Stock-Based Compensation:
     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB Opinion 25, compensation expense is based on any difference, as of the date of a stock option grant, between the fair value of the Company’s common stock and the option’s per share exercise price.
     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Standard amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.
     The following table illustrates the effects on net income and net income per share of common stock if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation:

	For the Years Ended December 31,
	2005	2004	2003
Net (loss) income	$(15,309)	$7,558	$106,584

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,546	146	1,263

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(34,862)	(16,625)	(10,372)

Pro forma net (loss) / income	$(47,625)	$(8,921)	$97,475

Net (loss) income per share of common stock:
As restated -Basic	$(0.44)	$0.22	$3.18

As restated -Diluted	$(0.44)	$0.21	$3.07

Pro forma -Basic	$(1.39)	$(0.26)	$2.91

Pro forma -Diluted	$(1.39)	$(0.26)	$2.81

     In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all outstanding stock option grants with exercise prices exceeding $60 per share. In October 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $35,202. This action increased pro forma compensation expense in fiscal year 2005 by approximately $19,691, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”).
     As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of unvested restricted stock and approximately 139 outstanding, non-vested stock options, effective December 31, 2005. The Company recorded a pre-tax expense of $179 in loss on sale of discontinued operations in fiscal 2005 due to the acceleration of the vesting of restricted stock. The exercise price of 120 of the accelerated stock options was below the closing price of the Company’s common stock on December 31, 2005 and as such the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of these options on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.
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
Recent Accounting Pronouncements:
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
     In December 2004, the FASB issued SFAS 123R. SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. In April 2005, the SEC amended the date for compliance with SFAS 123R. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method compensation expense is recorded for all unvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in APB Opinion No. 25 in accounting for employee stock-based compensation. Upon adoption of SFAS 123R, the Company will recognize stock-based compensation ratably over the service period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the SEC’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS 123R.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, (“SFAS 153”) an amendment of Accounting Principles Board (“APB”) Opinion No. 29. The Company adopted SFAS 153 on July 4, 2005.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for accounting for, and reporting of a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provision of any existing accounting pronouncements. The Company adopted SFAS 154 on January 1, 2006 and complied with this standard in this Annual Report on Form 10-K/A filing.

Note 3 - Available for Sale Debt and Marketable Equity Securities:
     At December 31, 2005 and 2004, all of the Company’s investments in debt and marketable equity securities were classified as available for sale, and, as a result, were reported at their fair value on the consolidated balance sheets. The Company has restated the presentation of unrealized gains and losses to display total unrealized gains and losses by including unrealized gains and losses related to non-current marketable equity securities available for sale. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at December 31, 2005:

		Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
	(Restated)		(Restated)	(Restated)
Securities issued by U. S. government and agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Available for sale debt securities	109,165	—	(2,358)	106,807
Marketable equity securities available for sale (see Note 4)	1,720	—	(340)	1,380

Total	$110,885	$—	$(2,698)	$108,187

     The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at December 31, 2004:

		Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
	(Restated)		(Restated)	(Restated)
Securities issued by U.S. government and agencies	$69,642	$—	$(466)	$69,176
Debt securities issued by various state and local municipalities and agencies	19,884	—	(6)	19,878
Other marketable debt securities	63,010	—	(210)	62,800

Available for sale debt securities	152,536	—	(682)	151,854
Marketable equity securities available for sale (see Note 4)	17,000	—	(90)	16,910

Total	$169,536	$—	$(772)	$168,764

Of the $2,698 of unrealized loss as of December 31, 2005, $2,111 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to its ability and intent to hold the related available for sale debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment. In fiscal year 2005, the Company sold approximately $95,359 of these securities. The following table summarizes the contractual maturities of the Company’s available for sale debt securities at December 31, 2005:

		Estimated
	Cost	Fair Value
Less than one year	$14,555	$14,389
Due in 1-2 years	38,690	38,425
Due in 2-5 years	36,345	35,745
Due after 5 years	10,225	8,790
Other	9,350	9,458

Total	$109,165	$106,807

The category “other” includes preferred equities and a high-grade investment in a fund that invests in various high-quality floating rate structured debt securities. The preferred equities and the high-grade investment do not have specific maturity dates.
Note 4 - Other Investments Available for Sale:
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
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares represent approximately 11% equity ownership in Optimer at December 31, 2005. The Company and Optimer have also signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to extend the agreement up to three additional products. Because Optimer is privately-held, the Company monitors the investment periodically to evaluate whether any changes in fair value become other-than-temporary.
     In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic®, marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson that, according to the Company’s marketing estimates, achieved U.S. sales of more than $1.0 billion in 2004. The Company is required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. The Company also holds a convertible promissory note in the principal amount of $3,000 plus interest accruing at 8.0% annually for money loaned to Abrika. Because Abrika is privately-held, the Company monitors the investment on a periodic basis to evaluate whether any changes in value becomes other-than-temporary.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. At December 31, 2004, the fair value of the Company’s investment in Advancis was $3,820. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of the common stock at that date. The Company has recorded an additional unrealized loss of $340 in fiscal 2005. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to an increase in fair market value subsequent to the balance sheet date. As of December 31, 2004, the fair value of the Company’s investment in Advancis was $3,820, based on the market value of the common stock of Advancis at that date the Company recorded an unrealized loss of $6,180.
     In August 2004, the Company purchased 875 shares of common stock of New River Pharmaceuticals Inc (“New River”) for $7,000 in its initial public offering at $8 per share. At December 31, 2004, the fair value of the Company’s investment in New River was $13,090 and the Company recorded an unrealized gain on this investment of $6,090. During fiscal 2005, the Company sold all 875 shares of New River common stock for $31,299 and recorded a gain on the sale of $24,293.
Note 5 - Accounts Receivable:

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Gross trade accounts receivable	$265,682	$288,148
Chargebacks	(102,256)	(91,986)
Rebates and incentive programs	(50,991)	(49,718)
Product returns	(32,893)	(61,986)
Cash discounts and other	(15,333)	(13,287)
Doubtful accounts	(1,847)	(1,847)

Accounts receivable, net	$62,362	$69,324

     The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates, product returns, cash discounts and other sales reserves that reduce accounts receivable.

Allowance for doubtful accounts	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Balance at beginning of period	$(1,847)	$(1,756)	$(1,156)
Additions – charge to expense	—	(150)	(600)
Adjustments and/or deductions	—	59	—

Balance at end of period	$(1,847)	$(1,847)	$(1,756)

     The following table summarizes the activity for the years ended December 31, 2005, 2004 and 2003 in the accounts affected by the estimated provisions described below:

	For the year ended December 31, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(486,113)	$—	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727))	1,489	151,965	(50,991)
Product returns	(61,986)	(24,010)	(5,568)	58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	—	58,582	(15,333)

Total	$(216,977)	$(725,478)	$(4,079)	$745,061	$(201,473)

Accrued liabilities
Medicaid rebates	$(8,755)	$(22,847)	$—	$22,562	$(9,040)

	For the year ended December 31, 2004 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(69,060)	$(482,689)	$—	$459,763	$(91,986)
Rebates and incentive programs	(61,059)	(225,319)	643	236,017	(49,718)
Product returns	(29,943)	(57,535)	(12,137)	37,629	(61,986)
Cash discounts and other	(17,296)	(85,394)	—	89,403	(13,287)

Total	$(177,358)	$(850,937)	$(11,494)	$822,812	$(216,977)

Accrued liabilities
Medicaid rebates	$(15,861)	$(35,588)	$—	$42,694	$(8,755)

	For the year ended December 31, 2003 * (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(62,221)	$(252,091)	$—	$245,252	$(69,060)
Rebates and incentive programs	(28,539)	(143,512)	—	110,992	(61,059)
Product returns	(21,518)	(58,649)	—	50,224	(29,943)
Cash discounts and other	(11,504)	(50,610)	—	44,818	(17,296)

Total	$(123,782)	$(504,862)	$—	$451,286	$(177,358)

Accrued liabilities
Medicaid rebates	$(7,490)	$(18,218)	$—	$9,847	$(15,861)

*	Provision/reversal for prior period sales not available for fiscal year 2003.
     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those healthcare providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 42% and 52% of the Company’s net sales were derived from the wholesale distribution channel for the years ended December 31,

2005 and 2004, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes, processing time lags, and customer inventory information, when available. The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis, however, based upon analysis of subsequent periods activity the Company has determined that its chargeback estimates remain reasonable.
     Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period. The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased our products from a wholesaler under a contract with us. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.
     The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; and (ii) the Company generally will accept returns of products from any customer and will provide the customer a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. The Company reviews actual product returns on a monthly basis and may record additional provisions for specific returns that it believes are not covered by these historical rates.
     The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts the Company expects its customers to take. In addition to the significant gross-to-net sales adjustments described above, the Company periodically makes other sales adjustments. The Company generally accounts for these other gross-to-net adjustments by establishing an accrual in the amount equal to its estimate of the adjustments attributable to the sale.
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
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns, the ending balances of account receivable reserves generally are eliminated during a two to four month period.
Use of Estimates in Reserves
     The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease the Company’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company changed its assumptions and estimates, its reserves would change, which would impact the net revenues the Company reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Major Customers
     The amounts due from the Company’s four largest customers, McKesson Drug Co., Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 32%, 18%, 17%, and 9% of the gross accounts receivable balance at December 31, 2005 and 28%, 20%, 25% and 6%, respectively, of the gross accounts receivable balance at December 31, 2004.
Note 6 -Inventories:

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Raw materials and supplies	$35,190	$29,552
Work in process	8,830	10,116
Finished goods	52,373	48,647

	$96,393	$88,315

Note 7 - Property, Plant and Equipment, net:

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Land	$2,434	$2,434
Buildings	33,938	24,297
Machinery and equipment	50,318	33,655
Office equipment, furniture and fixtures	7,027	5,652
Computer software and hardware	24,690	19,905
Leasehold improvements	7,486	5,040

	125,893	90,983
Less accumulated depreciation and amortization	38,323	30,982

	$87,570	$60,001

     Depreciation and amortization expense related to the property, plant and equipment was $9,415, $6,534 and $3,409, respectively, for the years ended December 31, 2005, 2004 and 2003. In March 2004, the Company sold its Congers Facility to Ivax Pharmaceuticals, LLC for $4,980 and recorded a gain on the sale of $2,812. This facility of approximately 33,000 square feet is located on six acres in Congers, New York.

Note 8 - Intangible Assets, net:

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Ivax License Agreement, net of accumulated amortization of $132 and $0	$7,868	$—
FSC Laboratories Agreement, net of accumulated amortization of $2,143 and $0	3,679	15,000
Trademark licensed from BMS, net of accumulated amortization of $115 and $0	9,885	5,000
BMS Asset Purchase Agreement, net of accumulated amortization of $6,407 and $4,736	5,293	6,964
Product license fees, net of accumulated amortization of $4,172 and $3,480	1,834	7,525
Genpharm Distribution Agreement, net of accumulated amortization of $5,416 and $4,694	5,417	6,139
Intellectual property, net of accumulated amortization of $431 and $147	2,259	2,620

	$36,235	$43,248

     Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property. The values of the distribution rights, pursuant to its agreements with Bristol-Myers Squibb Company (“BMS”) and Genpharm, Inc. (“Genpharm”), product license fees and the FSC Laboratories, Inc., (“FSC”) agreement are capitalized and amortized on a straight-line basis over the products’ estimated useful lives of three to 15 years. The values of the Ivax License Agreement and the trademark licensed from BMS are being amortized over the estimated useful lives in which the related cash flows are expected to be generated. The value of the intellectual property rights acquired in the purchase of Kali is amortized on a straight-line basis over their estimated useful life of 10 years. All capitalized costs are subject to periodic impairment testing. The Company’s intangible assets included on its consolidated balance sheet at December 31, 2005 include the following:
Ivax License Agreement
     In December 2005, the Company paid $8,000 to purchase from Ivax Corporation (“Ivax”) the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. These products are to be supplied by a GlaxoSmithKline, plc (“GSK”) subsidiary and are fully substitutable for corresponding formulations of Augmentin®, Augmentin ES-600® and Amoxil®. In December 2005, the Company also announced that it has entered into agreements with Teva Pharmaceutical Industries Ltd. (“Teva”), Ivax and an affiliate of Teva to purchase eight products that are currently marketed in the United States by Ivax or Teva for $8,500. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.
FSC Laboratories Agreement
     In December 2004, the Company entered into an agreement with FSC and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15,000. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. In the fourth quarter of 2005, the Company recorded an impairment charge of $9,178 related to this intangible asset. The impairment charge is included in cost of goods sold. The Company introduced this product based on a projected market share of approximately 20%. Upon introduction, the two main competitors continually reduced their pricing in order to maintain their shares of the market. At the same time, the Company failed to capture any significant portion of the market. Based on the Company’s current long-term projections for sales and gross margins of the drug, the Company has determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted expected future cash flows of the asset.
Trademark licensed from BMS
     The Company entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by the Company in exchange for $5,000 paid by the Company in August 2003. In July 2005, the Company made an additional milestone payment of $5,000 to BMS related to the trademark license above.
BMS Asset Purchase Agreement
     In March 2002, the Company entered into an agreement with BMS (the “BMS Asset Purchase Agreement”) and acquired the U.S. rights to five of BMS’s brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension (Megace Oral Suspension®) and buspirone (BusSpar®) and paid BMS $1,024 in March 2002 and $1,025 in April 2003. The Company determined the fair value of the product rights received to be $11,700, which exceeded the cash consideration of $2,049 and associated costs of $600 by $9,051. The $9,051 value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years, which period began in March 2002.
Product License fees
     In February 2006, the Company paid $2,000 to Orchid Chemicals & Pharmaceuticals Ltd for the right to market cefprozil tablets (Cefzil®), Cefprozil suspension and Cephalexin capsules (Keflex®), effective October 1, 2005. This product license fee is being amortized on a straight-line basis over three years, which period began on October 1, 2005.
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
     In April 1999, the Company entered into an agreement with FineTech for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech approximately $2,000 in fiscal years 2000 and 2001, which was included in intangible assets as product license fees, for a completed process together with its technology transfer package and patent. The Company subsequently purchased FineTech and pursuant to this agreement, the Company is obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Gutman. In addition, Dr. Gutman, formerly a related party to the Company, is entitled to royalties on gross profits from sales of several other products pursuant to agreements made with FineTech prior to the Company’s acquisition.
     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group (“Breath”) to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation’s (“Pharmacia”) Xalatan®, a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain U. S. territories while Breath has the rights to all worldwide markets outside of the United States and such territories. As a result of this agreement, the Company filed an Abbreviated New Drug Application (“ANDA”) for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by the Company’s generic product. The Company has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Pursuant to this agreement, the Company made payments of $2,500 in fiscal year 2001 and $2,500 in the first quarter of fiscal year 2002 to Breath, which was included in intangible assets as product license fees. In December 2001, Pharmacia, among others, initiated a patent infringement action against the Company.
     In August of 2005, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal and affirmed the lower court’s decision that the Company’s products infringed Pharmacia’s patent (see “Note 16 – Commitments, Contingencies and Other Matters-Legal Proceedings”). Due to the above action and the fact that the Company had not yet received tentative approval for the ANDA filed for latanoprost, the Company recorded an impairment charge in the third quarter of 2005 of $6,999 related to the amounts paid to FineTech and Breath for latanoprost.
Genpharm Distribution Agreement
     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company’s common stock to Merck KGaA, through its subsidiary EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see “Note 11 - Distribution and Supply Agreements-Genpharm, Inc.”). The Company determined the fair value of the common stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, “Accounting for Income Taxes.” The aggregate amount of $10,833 assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years, which period began in the third quarter of fiscal 1998.
Intellectual property
     The intellectual property was acquired in the purchase of Kali and is being amortized on a straight-line basis over their estimated useful life of ten years.
     The Company recorded amortization expense related to intangible assets of $5,836, $5,363 and $5,484, respectively, for fiscal years 2005, 2004 and 2003. Amortization expense related to intangibles is expected to total approximately $8,116 in 2006, $7,477 in 2007, $7,417 in 2008, $3,589 in 2009, $3,542 in 2010 and $6,094 thereafter.

Note 9 - Acquisitions:
Kali
     On June 10, 2004, the Company acquired all of the capital stock of Kali for $142,763 in cash and warrants to purchase 150,000 shares of the Company’s common stock valued at $2,530. The former Kali stockholders are entitled to up to an additional $10,000 if certain product-related performance criteria are met over the next four years and the Company recorded this amount as additional goodwill on the accompanying balance sheet. As of December 31, 2005, the former Kali stockholders had earned $5,000 of these contingent payments. The Company paid $2,500 in January 2005 and $2,500 in January 2006. Subsequent to December 31, 2005, the Kali stockholders earned the final $5,000 of these contingent payments. The acquisition did not require the approval of the Company’s stockholders. The Company acquired the physical facilities, in-process research and development and intellectual property of Kali. The acquisition of Kali expanded the Company’s research and development capabilities and provided additional sustained-release and oral disintegrating tablet technologies.
     The purchase price was allocated to the assets and liabilities of Kali based on the Company’s determination of fair value. The following table sets forth the allocation of the purchase price:

(Restated)
Current assets	$2,513
Property, plant and equipment	5,407
Receivable from VGS Holdings, Inc.	2,688
Deferred income tax assets	897
Intellectual property	2,725
In-process research and development	84,000
Goodwill	58,729

Total assets acquired	156,959

Current liabilities	6,666

Total liabilities assumed	6,666

Net assets acquired	$150,293

     In accordance with SFAS 142, the goodwill is not being amortized, but is tested at least annually, on or about December 31st, for impairment using a fair value approach.
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
     The acquired in-process research and development, valued at $84,000 and written off in 2004, included the valuation of 29 products where there was a material investment made in the research and development activities relating to them and a set amount of development work had been completed in respect of them. The most significant of these products was tramadol HCl and acetaminophen tablets valued at $30,000. Of the remaining products, no single product was valued at more than $4,900. The development work on 16 of these products was considered complete and ANDAs for 14 of the products were filed with the FDA; however, the value of the products was expensed, consistent with the Company’s accounting policies, as disclosed in “Note-2-Summary of Significant Accounting Polices” and in accordance with FASB No. 2, “Accounting for Research and Development Costs,” because such products have not yet been approved by the FDA.
     All core/developed and in-process technology was valued using the income approach, which focuses on the income-producing capability of the subject assets. The underlying premise of the income approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset.

Note 10 - Research and Development Agreements:
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
Optimer Pharmaceutical Corporation
     In April 2005, the Company and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”). Under the terms of the joint development and collaboration agreement, Optimer has agreed to fund all expenses associated with the clinical trials of PAR-101, while the Company will be responsible for the clinical development, submission of a NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 is ultimately cleared for marketing, the Company will manufacture and have exclusive rights to market, sell and distribute the PAR-101 in the U.S. and Canada. The Company will pay Optimer a royalty on sales of PAR-101 and also has an option to extend the agreement to include up to three additional drug candidates from Optimer.
Advancis Pharmaceutical Corporation
     In June 2004, the Company entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, the Company paid Advancis $14,000, which was charged to research and development expense in fiscal year 2004. The Company paid an additional $14,250 in the first nine months of 2005, which was charged to research and development expense during the period. In August 2005, due to unfavorable results of clinical trials of the Advancis product, the Company fulfilled its obligations and terminated its agreement with Advancis.
Nortec Development Associates, Inc.
     The Company and Nortec Development Associates, Inc. (a Glatt company) (“Nortec”) entered into an agreement, dated October 22, 2003, pursuant to which the two companies have agreed to develop additional products that were not part of the two previous agreements between the Company and Nortec. During the first two years of the agreement, the Company was obligated to make aggregate initial research and development payments to Nortec in the amount of $3,000, of which $1,500 was paid by the Company in fiscal year 2003, $1,000 was paid in fiscal year 2004 and $500 was paid in January 2005. Pursuant to this agreement, as amended, the Company had the option to either (i) terminate the arrangement with Nortec, in which case the initial research and development payments will be credited against any development costs that the Company owed Nortec at that time or (ii) acquire all of the capital stock of Nortec over the subsequent two years, including the first 50% of the capital stock of Nortec over the third and fourth years of the agreement for $4,000, and the remaining capital stock of Nortec from its owners at the end of the fourth year for an additional $11,000. This agreement was terminated as of January 31, 2006.
Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)
     In April 2001, the Company entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Aveva filed an ANDA for the product with the FDA earlier in fiscal year 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product’s formulation patent, which expired in May 2003. Under the agreement, Aveva is responsible for the development and manufacture of the products, while the Company is responsible for their marketing, sales and distribution. The Company has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. Pursuant to the agreement, the Company paid Aveva $1,167 and $833, respectively, in fiscal years 2001 and 2002, which was charged to research and development expenses. In addition, the Company has agreed to pay to Aveva $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.
Note 11 - Distribution and Supply Agreements:
     The Company enters into marketing and license agreements with third parties to market new products and technologies in an effort to broaden its product line. To date, the Company has entered into and is selling product through several of these agreements. The Company recognizes the expense associated with these agreements as part of cost of goods sold. The Company believes that the following agreements are those that are the most significant to its business.
Ivax/Teva agreements
     In December 2005, the Company paid $8,000 to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. In December 2005, the Company also announced that it entered into agreements with Teva, Ivax and an affiliate of Teva to purchase eight products that were marketed in the United States by Ivax or Teva for $8,500. The closing of the purchase agreements was contingent upon the closing of Teva’s acquisition of Ivax, which occurred in January 2006.

GlaxoSmithKline plc (“GSK”)
     The Company and GSK and certain of its affiliates entered into a license and supply agreement (the “GSK Supply Agreement”), dated April 16, 2003, pursuant to which the Company is marketing paroxetine, supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico. Under the GSK Supply Agreement, GSK has agreed to manufacture the product and the Company has agreed to pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement. Pursuant to the GSK Supply Agreement, GSK is entitled to suspend the Company’s right to distribute paroxetine if at any time another generic version of Paxil® is not being marketed.
Pentech Pharmaceuticals, Inc.
     In November 2002, the Company amended its agreement (the “Pentech Supply and Marketing Agreement”) with Pentech Pharmaceuticals, Inc. (“Pentech”), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were fully creditable against profit payments to Pentech. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company and Pentech are currently in litigation regarding a dispute over the gross profit share amount. See “Note 16 - Commitments, Contingencies and Other Matters – Legal Proceedings.”
Dr. Reddy’s Laboratories Ltd.
     In April 2001, the Company and Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy”), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the “Reddy Development and Supply Agreement”) covering up to 14 generic pharmaceutical products to be marketed exclusively by the Company in the U. S. and certain U.S. territories. Four products covered under this agreement are being marketed by the Company. Dr. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals. The products covered by the Reddy Development and Supply Agreement are in addition to four products being marketed by the Company under prior agreements with Dr. Reddy. Pursuant to these agreements, the Company has agreed to pay Dr. Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of products covered by such agreements.
Genpharm, Inc.
     Pursuant to the Genpharm Distribution Agreement, the Company has the exclusive distribution rights within the U.S. and certain U.S. territories to approximately 40 generic pharmaceutical products. To date, 23 of such products have obtained FDA approval and are currently being marketed by the Company. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are five ANDAs for potential products (three of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.
Payables Due To Distribution Agreement Partners
     Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits, as defined in each agreement. As of December 31, 2005 and 2004, the Company had payables due to distribution agreement partners of $46,937 and $35,064, respectively.
Note 12 - Short-Term and Long-Term Debt:
Short-Term Debt
     The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of December 31, 2005 and 2004, the Company had recorded $2,693 and $4,143, respectively, as short-term debt related to financing these insurance premiums.
Long-Term Debt

	December 31,	December 31,
	2005	2004
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	2,319	2,619

	202,319	202,619
Less current portion	(318)	(311)

	$202,001	$202,308

(a)	Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date. See “Legal Proceedings” in Note 16, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation.

(b)	Includes primarily amounts due under capital leases for computer equipment and for the lease on the facility at 400 Campus Drive, Somerset, NJ. The lease expires in June 2006 and contains a purchase option which the Company intends to exercise.
     Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $318 in 2006 and $68 in 2007. In addition, the Company has senior subordinated convertible notes in the aggregate principal amount of $200,000 that will mature on September 30, 2010, unless earlier converted, accelerated or repurchased.
     During fiscal years 2005, 2004 and 2003, the Company incurred interest expense of $6,793, $6,804 and $2,748, respectively. Interest accrued on the senior subordinated convertible notes since September 30, 2005 is payable on March 30, 2006.
Note 13 - Earnings Per Share:
     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations	$11,821	$10,573	$108,172
Loss from discontinued operations	(27,130)	(3,015)	(1,588)

Net (loss) income	$(15,309)	$7,558	$106,584

Basic:
Weighted average number of common shares outstanding	34,191	34,142	33,483

Income from continuing operations	$0.35	$0.31	$3.23
Loss from discontinued operations	(0.79)	(0.09)	(0.05)

Net (loss) income per share of common stock	$(0.44)	$0.22	$3.18

Assuming dilution:
Weighted average number of common shares outstanding	34,191	34,142	33,483
Effect of dilutive options	244	731	1,155

Weighted average number of common and common equivalent shares outstanding	34,435	34,873	34,638

Income from continuing operations	$0.35	$0.30	$3.12
Loss from discontinued operations	(0.79)	(0.09)	(0.05)

Net (loss) income per share of common stock	$(0.44)	$0.21	$3.07

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

Note 14 - Stockholders’ Equity:
Preferred Stock
     In 1990, the Company’s stockholders authorized 6,000 shares of preferred stock, par value $.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance. At December 31, 2005 and 2004, the Company did not have any preferred stock issued and outstanding.
Dividends
     The Company did not pay any dividends to holders of its common stock in fiscal years 2005, 2004 or 2003. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its future earnings and available cash to fund the growth of its business and does not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of its Board of Directors.
Comprehensive (loss) income

	For the Years Ended December 31,
	2005	2004	2003
Net (loss) income	$(15,309)	$7,558	$106,584

Other comprehensive (losses) gains:
Defined benefit pension plan, net of tax	(134)	(61)	(72)
Unrealized (loss) gain on marketable securities, net of tax	(1,165)	1,084	(1,555)

Other comprehensive (losses) gains	(1,299)	1,023	(1,627)

Comprehensive (loss) income	$(16,608)	$8,581	$104,957

     The following table summarizes the reclassification adjustments for gains (losses) on marketable securities that were realized for each fiscal year and included in net income:

	2005	2004	2003
Unrealized gain (loss) on marketable securities, net of tax	$8,603	$1,084	$(1,555)
Less: reclassification adjustments for (gains) losses included in net income	(9,768)	—	—

Net unrealized (loss) gain on marketable securities, net of tax	$(1,165)	$1,084	$(1,555)

The reconciliation of the minimum pension liability for fiscal years December 31, 2005 and 2004 is as follows:

	Minimum pension liability for defined benefit pension plan
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Balance, December 31, 2003	$(117)	$45	$(72)
Increase in minimum pension liability	(100)	39	(61)

Balance, December 31, 2004	$(217)	$84	$(133)
Increase in minimum pension liability	(218)	84	(134)

Balance, December 31, 2005	$(435)	$168	$(267)

The reconciliation of the unrealized gains and losses on marketable securities for fiscal years December 31, 2005 and 2004 is as follows:

	Unrealized (Loss)/Gain on Marketable Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2003	$(2,530)	$975	$(1,555)
Unrealized gain on marketable securities	1,758	(674)	1,084

Balance, December 31, 2004	$(772)	$301	$(471)
Unrealized (loss) on marketable securities	(1,926)	761	(1,165)

Balance, December 31, 2005	$(2,698)	$1,062	$(1,636)

Treasury Stock
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
Employee Stock Purchase Program
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
Stock Options
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

     At December 31, 2005, 2004 and 2003, exercisable options amounted to 3,392, 1,232 and 463, respectively. The weighted average exercise prices of the options for these periods were $39.37, $29.89 and $24.18, respectively. Exercise price ranges and additional information regarding the 5,134 options outstanding at December 31, 2005 is as follows:

	Outstanding Options			Exercisable Options
Exercise	Number	Weighted Average	Weighted Average	Number	Weighted Average
Price Range	of Options	Exercise Price	Remaining Life	of Options	Exercise Price
$2.25	26	$2.25	1.8 years	26	$2.25
$4.13 to $5.69	102	$5.20	4.5 years	102	$5.21
$7.63	186	$7.63	5.0 years	120	$7.63
$21.65 to $31.70	2,317	$29.26	5.4 years	1,828	$29.92
$32.00 to $48.75	1,368	$39.42	8.7 years	221	$41.56
$53.40 to $72.54	1,135	$62.19	7.6 years	1,095	$62.29
     In fiscal year 2004, the Company’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”). The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of the Company or others. The 2004 Plan became effective on April 8, 2004 and will continue until April 8, 2014 unless terminated sooner. The Company has reserved 5,393 shares of common stock for issuance of stock options and reserved an additional 2,597 shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years. In fiscal year 2005, the Company granted 223 restricted shares of common stock to certain key employees and 18 restricted stock units to certain directors. In fiscal year 2004, the Company issued 45 restricted shares of common stock to an employee and two restricted stock units to a director. The restricted stock and the restricted stock units vest over four years. The Company recorded $2,959 and $239 of compensation expense in fiscal years 2005 and 2004, respectively, related to the restricted stock and restricted stock units.
     In fiscal year 2001, the Company’s stockholders approved the 2001 Performance Equity Plan (the “2001 Plan”), which was subsequently amended at the Company’s 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless earlier terminated. After adopting the 2004 Plan, the Company decreased the shares of common stock reserved for issuance under the 2001 Plan to 4,917. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.
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
     In fiscal year 1998, the Company’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors’ Plan became effective October 28, 1997 and will continue until October 28, 2013 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years. Pursuant to the 2003 amendment, the Company increased the number of shares of common stock for issuance under the 1997 Directors’ Plan to 650 and extended the expiration date of the 1997 Directors’ Plan from October 28, 2007 to October 28, 2013.
     Under all the Company’s stock option plans, the stock option exercise price of all the options granted equaled the market price on the date of grant. At December 31, 2005 and 2004, options for 4,415, and 1,485 shares, respectively, were available for future grant under the Company’s various stock option plans. In addition, at December 31, 2005 and 2004, 2,356 and 353 restricted stock and restricted stock units, respectively, were available for future grant.
     As permitted under SFAS 123, the Company elected to follow APB Opinion 25 and related interpretations in accounting for stock-based compensation to its employees. Pro forma information regarding net income is required by SFAS 123, as amended by SFAS No. 148. This required information is to be determined as if the Company had accounted for its stock-based compensation to employees under the fair value method of that standard. The fair values of the options granted during each of the years ended December 31, 2005, 2004 and 2003 were estimated at the date of grant using the Black-Scholes stock option pricing model, based on the following assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.8%	3.9%	4.0%
Expected term	5.0 years	4.9 years	4.8 years
Expected volatility	58.6%	60.1%	61.2%
Dividend	0%	0%	0%
     It is assumed that no dividends will be paid for the entire term of the option. The weighted-average fair value of options granted in fiscal years 2005, 2004, and 2003 were $18.57, $31.33 and $24.04, respectively. In connection with the adoption of SFAS 123R, the Company will begin expensing stock options in 2006 based on their fair values.
     In October 2004, the Board adopted a stockholder rights plan designed to ensure that all stockholders of the Company receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The adoption of the rights plan is intended to deter partial and “two step” tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The rights plan was not adopted in response to any known offers for the Company and is similar to stockholder rights plans adopted by many other public companies.
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
Note 15 - Income Taxes:
     The components of the Company’s (benefit) provision for income taxes on income from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Current income tax (benefit) provision:
Federal	$(4,197)	$49,129	$70,542
State	(781)	7,499	10,334

	(4,978)	56,628	80,876

Deferred income tax (benefit) provision:
Federal	(931)	(45,198)	(10,712)
State	183	(6,512)	(1,236)

	(748)	(51,710)	(11,948)

	$(5,726)	$4,918	$68,928

Deferred tax assets and (liabilities) as of December 31, 2005 and 2004 are as follows:
Deferred tax asset, net:

	December 31,	December 31,
	2005	2004
Current deferred assets:
Accounts receivable	$52,831	$64,572
Inventories	9,870	5,059
Accrued expenses	475	476
Purchased call options	2,576	2,350
Net operating loss carryforwards	3,504	—
Other	—	130

	69,256	72,587

Non-current deferred assets:
Purchased call options	11,522	14,142
Investments	4,077	301
Asset impairments	6,323	34
Research and development expenses	—	377
BMS asset purchase agreement	1,247	985
Advancis payment	—	1,755
Other options	3,234	1,932
Intangible assets	29,992	32,664
Investment in joint venture	1,354	1,146
Kali deferred income	836	815
Other	255	937

	58,840	55,088

Deferred tax assets	128,096	127,675

Deferred liabilities:
Fixed assets	(5,810)	(6,683)
Genpharm distribution agreement	(2,113)	(2,394)

Other	—	(18)

	(7,923)	(9,095)

Net deferred tax asset	$120,173	$118,580

     The exercise of stock options in fiscal years 2005 and 2004, respectively, resulted in tax benefits of $591 and $7,136, which were credited to additional paid-in capital. Due to the closing of statutory periods, the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 in the third quarter of 2005 related to net operating loss carryforwards and tax credits and recorded a credit in additional paid in capital of $16,819 due primarily to the tax deductions for warrants and stock options. The benefit lowered the effective tax rate for fiscal year 2005. The Company has certain reserves for tax contingencies for other specified matters.
     The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2005	2004	2003
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	4	4	4
Research and development tax credit benefit	(3)	—	—
Resolution of tax contingencies	(118)	—	—
Other (permanent items)	(12)	(7)	—

Effective tax rate	(94)%	32%	39%

Note 16 - Commitments, Contingencies and Other Matters:
  Leases
     At December 31, 2005, the Company had minimum rental commitments aggregating $19,190 under non-cancelable operating leases expiring through fiscal year 2014. Amounts payable there under are $4,203 in 2006, $3,200 in 2007, $3,163 in 2008, $3,149 in 2009, $2,088 in 2010 and $3,387 thereafter. Rent expense charged to operations in fiscal years 2005, 2004 and 2003 was $3,211, $2,977 and $2,740, respectively.
  Retirement Plans
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

	December 31,	December 31,
	2005	2004
Equity securities	$861	$287
Debt securities	1,252	1,867

Total assets	$2,113	$2,154

     Net pension expense (benefit) for fiscal years 2005, 2004 and 2003 included the components set forth in the table below.

	For the Years Ended December 31,
	2005	2004	2003
Interest cost	$122	$124	$130
Expected return on Pension Plan assets	(129)	(135)	(135)

Net pension expense	$(7)	$(11)	$(5)

     The weighted-average assumptions used to determine benefit obligations for the Pension Plan at December 31, 2005 and 2004 included discount rates of 5.00% and 5.50%, respectively. The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 included discount rates of 5.50%, 5.75% and 6.50%, respectively, and the expected long-term rates of return on Plan assets of 6.25%, 6.50% and 6.50%, respectively.
     The following provides a reconciliation of the Pension Plan’s benefit obligations, assets and funded status.

	December 31,	December 31,
	2005	2004
Change in Benefit Obligations
Benefit obligation at the beginning of the year	$2,309	$2,228
Interest cost	122	124
Actuarial loss	161	96
Benefits paid	(141)	(139)

Benefit obligation at the end of the year	$2,451	$2,309

Change in Plan Assets
Fair value of Pension Plan assets at the beginning of the year	$2,154	$2,137
Actual return on assets	73	131
Employer contributions	27	25
Benefits paid	(141)	(139)

Fair value of Pension Plan assets at the end of the year	$2,113	$2,154

Funded Status of Plan
Under funded status	$(337)	$(154)
Unrecognized net actuarial loss	435	217

Net amount recognized	$98	$63

     Amounts recognized in the consolidated balance sheets consist of:

	December 31,	December 31,
	2005	2004
Accrued benefit cost	$(337)	$(154)
Accumulated other comprehensive loss	435	217

Net amount recognized	$98	$63

     In accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” the Company recorded an additional minimum pension liability for under funded plans of $435 and $217 for fiscal years 2005 and 2004, respectively, representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. As of December 31, 2005, $435 of the excess minimum pension liability resulted in a cumulative charge to equity. As of December 31, 2004, $217 of the excess minimum pension liability resulted in a cumulative charge to equity.
     The Company, upon the recommendation of the Audit Committee of its Board, determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The Pension Plan currently covers 53 active and 23 terminated vested participants. The Company has begun the process of filing for termination of the Pension Plan with the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Due to an increased number of plan terminations occurring nationwide, it is expected that the formal termination process will take approximately one year. During this time period, the Pension Plan’s assets will remain invested in bonds and cash equivalents. Upon approval of the termination, the Company will purchase annuities for each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (“SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. Pension benefits payable under the Pension Plan are expected to be $230 in 2006. Due to the expected plan termination, the Company expects to contribute approximately $337 to the Plan, which represents its current under funded status.
Legal Proceedings
     The Company cannot predict with certainty at this time the outcome or the effects on the Company of the below listed actions. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such actions will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
     The Company is, from time to time, a party to certain other litigations, including product liability and patent actions. The Company believes that these actions are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend vigorously or, in cases where the Company is plaintiff, to prosecute these actions.
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. According to the Court’s current scheduling order, plaintiffs will file a consolidated amended complaint 14 days after the Company files restated financial statements for the three year period ended December 31, 2005 and for the first quarter of 2006 or by March 30, 2007, whichever is earlier. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested.
     On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also allege that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against these allegations.
     On September 1, 2006, the Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and American Stock Transfer & Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.
     The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. While the indentures of some public companies specifically require those companies to provide trustees with copies of their annual and quarterly reports within 15 days of the date that those reports are due to be filed with the SEC, the Company’s Indenture does not. Rather, under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s ongoing work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.
     After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.
     In the event that the court in the matter were to (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes, the Company may seek to finance all or a portion of such payment with additional debt and/or equity issuances or a loan facility.
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
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Par is Kali’s exclusive marketing partner for these tablets through an agreement entered into before the Company’s acquisition of Kali. Kali has denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Summary judgment papers were served on opposing counsel on May 28, 2004. The referenced summary judgment motion was fully briefed and submitted to the Court as of August 23, 2004. The Court has stated that it will hold oral argument, which has not as of yet been scheduled. The Company received FDA approval and began shipping tramadol HCI and acetaminophen in April 2005 and is still awaiting an answer from the court regarding the referenced motion for summary judgment. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against Par, and to include a claim for damages against Par and Kali. Par and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, invalid and unenforceable for inequitable conduct. On October 21, 2005, Ortho-McNeil received a notice of allowance of a reissue of an application filed in connection with the ‘691 patent. It is not known when or if a reissue patent will be granted. The Company is assessing any impact of the potential reissue of this patent. The Company intends to defend vigorously this action.
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
Note 17- Discontinued Operations – Related Party Transaction:
     In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Arie Gutman, former president and chief executive officer of FineTech. Dr. Gutman had resigned from the Company’s Board of Directors. The transfer included all the assets and liabilities of FineTech, including $2,652 of cash. The transfer resulted in a pre-tax loss on sale of $38,018, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the loss were severance payments of $642, which was paid in January 2006, and the acceleration of restricted stock and stock options which resulted in an additional loss of $1,297. The results of FineTech operations have been classified as discontinued for all periods presented.
     The following table shows revenues and pre-tax loss from the discontinued operations:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$150	$909	$2,228
Pre-tax loss from operations	(4,957)	(4,942)	(2,603)
Pre-tax loss on sale of discontinued operations	(38,018)	—	—
     The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
Inventory	$838	$66
Other current assets	134	297
Property, plant and equipment, net	972	6,248
Intangibles	—	4,656
Goodwill	—	24,662
Deferred tax applicable to discontinued operations	—	(2,310)

Total assets held for sale	1,944	33,619

	December 31,	December 31,
	2005	2004
Accounts payable	1,381	1,628
Accrued expenses	563	125

Total liabilities	1,944	1,753

Net assets held for sale	$—	$31,866

Note 18- Segment Information:
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
     The business segments of the Company were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company believes its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. The Company’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above), the Company’s generic products are produced using similar processes and standards mandated by the FDA, and the Company’s generic products are sold to similar customers. Based on the economic characteristics, production processes and customers of the Company’s generic products, the Company has determined that its generic pharmaceuticals are a single reportable business segment. The Company’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories. Certain of the Company’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses, are allocated between the two segments based on assumptions determined by the Company’s management.
     The financial data for the business segments are as follows:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
Generic	$417,384	$647,975	$632,024
Branded	14,872	—	—

Total revenues	$432,256	$647,975	$632,024

Gross margin:
Generic	143,736	211,987	256,264
Branded	10,966	—	—

Total gross margin	154,702	211,987	256,264

Operating income (loss):
Generic	34,159	44,640	179,112
Branded	(41,262)	(26,482)	—

Total operating (loss) income	(7,103)	18,158	179,112
Other expense, net	(831)	63	(35)
Equity loss from joint venture	(534)	(795)	(1,521)
Net investment gain	16,013	—	—
Interest income	5,343	4,869	2,292
Interest expense	(6,793)	(6,804)	(2,748)
(Benefit) provision for income taxes	(5,726)	4,918	68,928

Income from continuing operations	$11,821	$10,573	$108,172

     The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

     The Company’s top selling products were as follows:

	2005	2004	2003
Product
Generic
Tramadol HCl and acetaminophen tablets (Ultracet®)	$67,817	$—	$—
Paroxetine (Paxil®)	37,449	213,781	184,207
Megestrol oral suspension (Megace® )	24,699	65,439	84,730
Fluoxetine (Prozac®)	23,463	49,662	92,118
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	18,308	16,445	17,366
Lovastatin (Mevacor®)	16,650	28,302	12,368
Mercatopurine (Purinethol®)	16,107	24,315	—
Quinapril (Accupril®)	15,372	1,623	—
Glyburide & Metformin HCl (Glucovance®)	8,023	35,268	—
Ranitidine (Zantac®)	7,713	22,359	25,047
Metformin ER (Glucophage XR®)	4,751	23,185	19,419
Tizanidine (Zanaflex®)	1,156	10,772	30,837
Other product related revenues (2)	20,130	21,498	22,490
Other (1)	155,746	135,326	143,442

Total generic revenues	$417,384	$647,975	$632,024

Branded
Megace® ES	$13,908	$—	$—
Other	964	—	—

Total branded revenues	$14,872	$—	$—

(1)	The further detailing of annual revenues of the other approximately 100 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for any fiscal year in the three-year period ended December 31, 2005.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as cabergoline, the generic version of Dostinex®, and omeprazole, the generic version of Prilosec®. For 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement.
Major Customers
     The Company’s top four customers, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen and Walgreens, accounted for approximately 14%, 9%, 9% and 8%, respectively, of its total revenues in fiscal year 2005, 15%, 13%, 13% and 9%, respectively, of its total revenues in fiscal year 2004 and 11%, 16%, 13% and 11%, respectively, of its total revenues in fiscal year 2003.
Note 19 – Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses distributed equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of December 31, 2005, the Company’s net investment in SVC totaled $4,153. The Company considers whether the fair value of its investment in SVC has declined below its carrying value each reporting period or whenever an adverse event or changes in circumstances indicate that the recorded value may not be recoverable. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted to estimated fair value.
Note 20 – Other Subsequent Events
          In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika has agreed to repay the advance if it does not receive the FDA’s final and unconditional approval of the transdermal fentanyl patch within two years of the amendment.

Note 21- Unaudited Selected Quarterly Financial Data:
     Unaudited selected quarterly financial data for fiscal years of 2005 and 2004 and related effects of the restatements discussed in Note 1 are summarized below:

	Fiscal Quarters Ended (as previously reported)
	April 4, 2005	July 3, 2005	Oct. 2, 2005	Dec. 31, 2005
Total revenues	$97,450	$117,038	$118,668	$100,038
Gross margin	39,594	49,584	54,348	31,887
Income (loss) for continuing operations	2,694	209	25,846	(9,869)
Loss from discontinued operations	(717)	(830)	(566)	(25,017)
Net income (loss)	1,977	(621)	25,280	(34,886)

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.08	$0.01	$0.76	$(0.29)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.73)

Net income (loss)	$0.06	$(0.02)	$0.74	$(1.02)
Diluted:
Income (loss) for continuing operations	$0.08	$0.01	$0.76	$(0.29)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.73)

Net income (loss)	$0.06	$(0.02)	$0.74	$(1.02)

	Fiscal Quarters Ended (as restated)
	April 2, 2005	July 2, 2005	Oct. 1, 2005	Dec. 31, 2005
Total revenues	$102,974	$131,600	$99,604	$98,078
Gross margin	37,295	63,714	33,172	20,521
Income (loss) for continuing operations	1,656	8,052	12,809	(10,696)
Loss from discontinued operations	(717)	(830)	(566)	(25,017)
Net income (loss)	$939	$7,222	$12,243	$(35,713)

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.05	$0.24	$0.37	$(0.31)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.73)

Net income (loss)	$0.03	$0.22	$0.35	$(1.04)
Diluted:
Income (loss) for continuing operations	$0.05	$0.24	$0.37	$(0.31)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.73)

Net income (loss)	$0.03	$0.22	$0.35	$(1.04)

	Net income (loss) for the fiscal quarter ended
	April 2, 2005	July 2, 2005	Oct. 1, 2005	Dec. 31, 2005
As previously reported	$1,977	$(621)	$25,280	$(34,886)
Pre-tax restatement adjustments:
Accounts Receivable Reserves
(Increase) decrease in chargebacks	(905)	3,368	(23,338)	(1,233)
(Increase) decrease in rebates	(2,560)	4,276	(2,104)	(5,261)
(Increase) decrease in product returns	(1,374)	6,203	5,968	4,193
(Increase) decrease in cash discounts & other	(1,106)	686	286	1,237
Inventory Valuation and Existence	(223)	(854)	(2,083)	(519)
Investment in Joint Venture	4	(32)	(197)	938
Accounting for a Lease Acquired in a Business Combination	125	126	126	127
Other Errors
Sales cut-off	1,380	—	—	(322)
Accounts payable error	—	(825)	—	—
Other	2,958	(92)	(30)	(787)

Total pre-tax restatement adjustments	(1,701)	12,856	(21,372)	(1,627)
Tax effect of restatement adjustments	(663)	5,013	(8,335)	(800)

After tax effect of restatement adjustments	(1,038)	7,843	(13,037)	(827)

As restated	$939	$7,222	$12,243	$(35,713)

	Fiscal Quarters Ended (as previously reported)
	April 4, 2004	July 4, 2004	Oct. 3, 2004	Dec. 31, 2004
Total revenues	$211,342	$212,283	$151,456	$114,026
Gross margin	70,774	73,587	59,696	44,352
Income (loss) for continuing operations	30,659	30,498	(34,075)	5,179
Loss from discontinued operations	(453)	(638)	(1,010)	(914)
Net income (loss)	30,206	29,860	(35,085)	4,265

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.89	$0.89	$(1.00)	$0.15
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.02)

Net income (loss)	$0.88	$0.87	$(1.03)	$0.13
Diluted:
Income (loss) for continuing operations	$0.86	$0.87	$(1.00)	$0.15
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)

Net income (loss)	$0.85	$0.85	$(1.03)	$0.12

	Fiscal Quarters Ended (as restated)
	April 3, 2004	July 3, 2004	Oct. 2, 2004	Dec. 31, 2004
Total revenues	$213,610	$181,519	$139,716	$113,130
Gross margin	71,760	50,894	43,390	45,943
Income (loss) for continuing operations	31,351	16,684	(43,442)	5,980
Loss from discontinued operations	(453)	(638)	(1,010)	(914)
Net income (loss)	$30,898	$16,046	$(44,452)	$5,066

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.91	$0.49	$(1.28)	$0.17
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)

Net income (loss)	$0.90	$0.47	$(1.31)	$0.14
Diluted:
Income (loss) for continuing operations	$0.88	$0.48	$(1.28)	$0.17
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)

Net income (loss)	$0.87	$0.46	$(1.31)	$0.14

	Net income (loss) for the fiscal quarter ended
	April 3, 2004	July 3, 2004	Oct. 2, 2004	Dec. 31, 2004
As previously reported	$30,206	$29,860	$(35,085)	$4,265
Pre-tax restatement adjustments:
Accounts Receivable Reserves
(Increase) decrease in chargebacks	(705)	(1,234)	(1,265)	(1,423)
Decrease (increase) in rebates	7,236	(4,798)	(12,877)	13,278
(Increase) decrease in product returns	(4,264)	(7,454)	(1,279)	(8,910)
Decrease (increase) in cash discounts & other	1	(6,500)	(880)	1,259
Inventory Valuation and Existence	(1,289)	19	(1,846)	86
Investment in Joint Venture	185	50	(34)	65
Accounting for a Lease Acquired in a Business Combination	—	(6)	130	125
Other Errors
Sales cut-off	—	—	—	(1,379)
Other	(29)	(2,725)	2,693	(1,784)

Total pre-tax restatement adjustments	1,135	(22,648)	(15,358)	1,317
Tax effect of restatement adjustments	(443)	8,834	5,991	(516)

After tax effect of restatement adjustments	692	(13,814)	(9,367)	801

As restated	$30,898	$16,046	$(44,452)	$5,066
The Company has corrected the dates of the fiscal quarters in fiscal 2005 and fiscal 2004 as disclosed above. The Company previously reported that its fiscal quarters ended on the Sunday closest to each quarter end. However, the Company’s accounting systems cut-off on the Saturday closest to the fiscal quarter end. The Company corrected the fiscal quarter end dates to reflect Saturday ending date. This correction of the quarter end dates did not impact the amounts presented for each fiscal quarter.