Form 10-Q/A
period 2006-04-01
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-07-10
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2006
Commission file number: 1-10827
PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Tice Boulevard, Woodcliff Lake, New Jersey 07677
(Address of principal executive offices)
Registrant’s telephone number, including area code: (201) 802-4000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Registrant’s common stock outstanding as of June 29, 2007: 35,491,141.

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED APRIL 1, 2006

Explanatory Note
     Par Pharmaceutical Companies, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (the “Original 10-Q”) to restate its condensed consolidated financial statements as of April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005. The Company previously restated its consolidated financial statements as of December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005. This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K/A.
     As previously disclosed, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that certain of the Company’s previously issued consolidated financial statements, including the periods included in Original 10-Q, should no longer be relied upon primarily due to errors related to accounts receivable reserves and inventory valuation issues. The Company is restating the condensed consolidated financial statements included in this Form 10-Q/A to correct the accounts receivable reserves and inventory valuation errors and to correct additional errors identified in its assessment of historical accounting matters relating to the accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, accounting for share-based compensation and other items.
The following errors described below are specific to the Company’s restatement of its Original 10-Q:
Accounting for Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Subsequent to the issuance of the Original 10-Q, the Company determined that it made an error in the estimated expected term assumption used in the Black-Scholes stock option pricing model used to estimate the fair value of stock option grants. The original expected term calculation was based on insufficient historical data. The expected term of options represents the period of time the options are expected to be outstanding. The Company has concluded that sufficient historical data did not exist. In these restated financial statements, the Company used the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term for the nonaffiliated members of the Board of Directors (“Outside Directors”) optionee group was corrected from 3 years to 5.5 years, pursuant to the “simplified method” calculation. The Company corrected the expected term of a stock option award from 3 years to 6.25 years for all other optionee groups. The corrections in expected term resulted in changes to the volatility (from 43.0% to 58.3%) and risk free interest rate (from 4.36% to 4.35%) inputs used in the Black-Scholes valuation model used to calculate the value of stock option grants.
     The Company also corrected other errors related to accounting for share-based compensation resulting from the number of options granted, the number of options forfeited, accounting for stock option modifications, and the application of estimated forfeiture rates. The Company corrected the calculation of weighted average number of common shares outstanding used in the calculation of diluted income per share of common stock to include the dilutive effect of restricted stock (nonvested shares) as determined under the treasury stock method.
     The total effect of these changes was to increase compensation expense and additional paid-in-capital.
     The Company corrected the calculation of “Tax benefit on exercise of nonqualified stock options” and the calculation of “Excess tax benefit on exercise of unqualified stock options.” Both of the calculations had been based on incorrect stock option exercise data. The effect of the correction of this error was to decrease “Income taxes payable” and increase “Additional paid-in capital.” The impact of this correction has been reflected on the condensed consolidated balance sheet as of April 1, 2006 and the condensed consolidated statement of cash flows for the three-month period ended April 1, 2006.
Royalty Income Related Errors
     The Company recorded adjustments to record royalty income and receivables related to ribavirin sales that were not properly recorded for the three-month period ended April 1, 2006 and to properly reflect expenses pursuant to a cost sharing agreement related to ribavirin for the three-month period ended April 1, 2006.
Presentation Restatement Items – Condensed Consolidated Balance Sheets
     The Company restated the presentation of “Income taxes receivable” and “Income taxes payable” by presenting these line items as gross amounts on the April 1, 2006 condensed consolidated balance sheet. Previously, a portion of “Income taxes receivable” was netted against “Income taxes payable” in error. The Company restated the presentation of “Payables due to distribution agreement partners” and “Accrued expenses and other liabilities” for certain liability amounts that were incorrectly classified as “Accrued expenses and other liabilities” as of April 1, 2006. The Company corrected the classification of these liability amounts by including the amounts in “Payables due to distribution agreement partners” as of April 1, 2006.

The following errors were reflected in the Company’s 2005 Annual Report on Form 10-K/A and are also applicable as of April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005. A description of these errors and the related impact on the Company’s Original 10-Q follows:
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
     In addition to the Company’s processing delays, the Company determined that due to an oversight of facts that existed at the time, its methodologies did not include all necessary components for estimating future chargebacks, rebates, and product returns. The Company’s chargeback reserve did not include processing time lags for outstanding chargeback claims. The Company also determined that its rebate reserve had not been capturing the portion of the liability associated with product inventory in the distribution channel and had not considered processing time lags for outstanding rebates related to customers that purchase its products indirectly through wholesalers. The processing time lag refers to the period of time between when inventory in the distribution channel is sold by the wholesaler and when the information is received and processed by the Company. Inventory in the distribution channel represents the Company’s product held by its customers. The Company’s product returns reserve methodology underestimated the period between the date of the financial statements and the date of product return due to product expiration as well as specific return exposures at each period end. These errors resulted in an understatement of its accounts receivable reserves and overstatement of related revenues for the periods presented in previously issued condensed consolidated financial statements.
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
Inventory Valuation and Existence
     The Company had not historically adjusted inventory and cost of sales for manufacturing variances. Previously, the Company recorded manufacturing variances as cost of goods sold in the period in which they were generated, which was not in compliance with GAAP. The Company corrected this error to recognize manufacturing variances as a component of inventory and as cost of goods sold, as appropriate. The Company maintains inventories for raw materials, supplies, work in process, and finished goods. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation and existence during the periods presented. Inventory restatement adjustments resulted from (i) the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, and (ii) from the identification of recorded inventory amounts for which no underlying product existed. For such items, the Company identified the underlying transactions that had not been properly recorded and corrected them in the appropriate period.
Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses are to be shared equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the condensed consolidated statement of operations and recording the Company’s share of the net equity in the investment in joint venture line item on the condensed consolidated balance sheet.

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
Sales Cut-Off
     The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the wrong period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners as of and for the three months ended April 1, 2006, and April 2, 2005.
Other Errors
     The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors mainly included adjustments related to the accounting of a curtailed defined benefit plan, and accounts payable corrections. For the three-month period ended April 2, 2005, Other Errors includes the reversal of amounts related to accounts receivable reserves (chargebacks) and an amount related to inventory valuation. These amounts were correctly recorded in periods prior to the three-month period ended April 2, 2005 as part of the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Balance Sheet Adjustment for Accounts Payable Error
     The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and an overstatement of retained earnings. The income statement effect of this adjustment was recorded in previous periods.
Presentation Restatement Items – Condensed Consolidated Balance Sheets
     The Company corrected an error in its presentation of net credit balances contained on its accounts receivable subledger. Previously, these credit balances were included with “Accounts receivable, net” on the condensed consolidated balance sheet as of April 1, 2006. The Company restated the presentation of these net credit balances by including these amounts in “Accounts payable” on the condensed consolidated balance sheet as of April 1, 2006.
Presentation Restatement Items – Condensed Consolidated Statements of Operations
     The Company restated the presentation of net interest to separately present interest expense and interest income on the face of the condensed consolidated statements of operations for each of the three-month periods ended April 1, 2006 and April 2, 2005, as required by GAAP. The Company restated the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense, as required by GAAP. Previously, the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses” section of the condensed consolidated statements of operations. Additionally, the Company restated the presentation of certain licensing and royalty related revenues that had previously been included in “Net product sales”, in error, on the condensed consolidated statements of operations by including these amounts in “Other product related revenues” on the condensed consolidated statements of operations, as required by GAAP.
Presentation Restatement Items – Condensed Consolidated Statements of Cash Flows
     The Company restated the Cash flows from operating activities section of the condensed consolidated statements of cash flows to begin with “Net income” as required by GAAP, as compared to “Income from continuing operations”, which was not in compliance with GAAP. Related to this change, the Company had previously presented amounts identified as other net cash provided by and used from discontinued operations in line items labeled “Loss from discontinued operations” and “Non-cash charges and changes in discontinued operating assets and liabilities,” the cash flow effects of these items are now included in an item labeled “Changes in discontinued operating assets and liabilities.” The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for each of the three-month periods ended April 1, 2006 and April 2, 2005 in the Cash flows from operating activities section, as required by GAAP. Previously, this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions,” which was not in compliance with GAAP. The Company has presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the condensed consolidated statements of cash flows for each of the three-month periods ended April 1, 2006 and April 2, 2005, as required by GAAP. Previously the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the condensed consolidated statements of cash flows. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts to its condensed consolidated statements of cash flows for each of the three-month periods ended April 1, 2006 and April 2, 2005, as required by GAAP.

Presentation Restatement Items – Notes to Condensed Consolidated Financial Statements
     The Company restated the presentation of unrealized gains and losses on available for sale securities, net of tax, in the “Available for Sale Debt and Marketable Equity Securities” Note to the condensed consolidated financial statements to disclose in a single place the total unrealized gains and losses on available for sale securities, as required by GAAP. The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and providing additional information as to the Company’s determination of segments to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously, the disclosure of top selling products was not complete for each of the three-month periods ended April 1, 2006 and April 2, 2005.
Correction of Quarterly Period End Date
     The Company corrected the date of the fiscal quarter ended April 1, 2006. The Company previously reported that its fiscal quarters ended on the Sunday closest to each quarter end. However, the Company’s accounting systems cut-off on the Saturday closest to the fiscal quarter end. The Company corrected the fiscal quarter end date to reflect a Saturday ending date. The correction of the quarter end date did not impact the amounts presented for the fiscal quarter.
Impact of Restatements
     The effects of these restatements on the Company’s condensed consolidated financial statements as of April 1, 2006 and for each of the three months ended April 1, 2006 and April 2, 2005 are described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.
     In conjunction with the errors in accounting noted above, the Company identified material weaknesses in its internal control over financial reporting at April 1, 2006, and reported those to its Audit Committee. Please see Part I, Item 4, “Controls and Procedures,” which has been restated, for a description of these matters, and for certain remediation measures that the Company has implemented or plans to implement in order to strengthen its internal control over financial reporting.
     The Company has not modified or updated the disclosures in the Original 10-Q other than as required to reflect the effects of the restatement, and to update the Legal Proceedings in the notes to condensed consolidated financial statements and in Item 1 of Part II. This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 1A, 2 and 6 of Part II of the Original Form 10-Q, and no other information included in the Original Form 10-Q is amended hereby. The Company has not amended and does not anticipate amending its Annual Reports on Form 10-K for any of the years prior to the year ended December 31, 2005, nor does it anticipate amending any Quarterly Reports on Form 10-Q that were originally filed for any of the quarterly periods prior to (or including) the year ended December 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in the Company’s previously filed Form 10-K/A and this Form 10-Q/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon. The Company plans to file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended July 1, 2006 simultaneously with this Form 10-Q/A and an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2006 as reasonably as practicable after the filing of this Form 10-Q/A.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 1,	December 31,
	2006	2005
	(Restated
	see Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$45,702	$93,477
Available for sale debt and marketable equity securities	103,092	103,066
Accounts receivable, net	151,362	62,362
Inventories	107,562	96,393
Prepaid expenses and other current assets	14,393	18,759
Deferred income tax assets	75,678	69,256
Income taxes receivable	18,859	18,859
Assets held for sale	—	1,944

Total current assets	516,648	464,116

Property, plant and equipment, at cost less accumulated depreciation and amortization	86,983	87,570
Available for sale debt and marketable equity securities	4,143	3,741
Investment in joint venture	4,161	4,153
Other investments	23,651	21,741
Intangible assets, net	45,509	36,235
Goodwill	58,729	58,729
Deferred charges and other assets	17,306	8,828
Non-current deferred income tax assets, net	50,274	50,917

Total assets	$807,404	$736,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$1,905	$3,011
Accounts payable	50,736	56,412
Payables due to distribution agreement partners	99,751	46,937
Accrued salaries and employee benefits	7,729	12,780
Accrued expenses and other current liabilities	28,372	25,739
Income taxes payable	19,106	9,683
Liabilities held for sale	—	1,944

Total current liabilities	207,599	156,506

Long-term debt, less current portion	201,953	202,001
Other long-term liabilities	345	335
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; authorized 6,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized: 90,000,000 shares; issued: 35,885,074 and 35,114,026 shares	359	351
Additional paid-in capital	232,371	217,403
Retained earnings	198,028	193,515
Accumulated other comprehensive loss	(506)	(1,903)
Treasury stock, at cost, 866,042 and 848,588 shares	(32,745)	(32,178)

Total stockholders’ equity	397,507	377,188

Total liabilities and stockholders’ equity	$807,404	$736,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(Restated	(Restated
	see Note 2)	see Note 2)
Revenues:
Net product sales	$169,037	$93,330
Other product related revenues	3,281	9,644

Total revenues	172,318	102,974
Cost of goods sold	123,150	65,679

Gross margin	49,168	37,295

Operating expenses:
Research and development	13,852	15,384
Selling, general and administrative	28,342	20,377

Total operating expenses	42,194	35,761

Operating income	6,974	1,534

Other expense, net	(39)	(26)
Equity loss from joint venture	(253)	(36)
Net investment gain	—	1,353
Interest income	1,983	1,331
Interest expense	(1,694)	(1,715)

Income from continuing operations before provision for income taxes	6,971	2,441
Provision for income taxes	2,457	785

Income from continuing operations	4,514	1,656

Discontinued operations:
Loss from discontinued operations	—	(1,156)
Benefit for income taxes	—	(439)

Loss from discontinued operations	—	(717)

Net income	$4,514	$939

Basic income (loss) per share of common stock:
Income from continuing operations	$0.13	$0.05
Loss from discontinued operations	—	(0.02)

Net income	$0.13	$0.03

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.13	$0.05
Loss from discontinued operations	—	(0.02)

Net income	$0.13	$0.03

Weighted average number of common shares outstanding:
Basic	34,259	34,137
Diluted	34,766	34,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Restated see Note 2)	(Restated see Note 2)
Cash flows from operating activities:
Net income	$4,514	$939
Deduct:
(Loss) from discontinued operations, net of tax	—	(717)

Income from continuing operations	4,514	1,656
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,720)	3,669
Depreciation and amortization	5,279	2,982
Equity in net loss of joint venture	253	36
Allowance against accounts receivable	16,703	(22,163)
Share-based compensation expense	5,543	637
Gain on sale of investments	—	(1,353)
Loss on disposal of fixed assets	4	2
Tax benefit on exercise of nonqualified stock options	655	214
Excess tax benefit on exercise of nonqualified stock options	(640)	—
Other	21	(2)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(105,703)	14,653
Increase in inventories	(11,169)	(10,115)
Decrease in prepaid expenses and other assets	4,888	3,920
Decrease in accounts payable	639	(12,510)
Increase in payables due to distribution agreement partners	52,814	4,141
Increase in accrued expenses and other liabilities	55	4,747
Increase (decrease) in income taxes payable/receivable	9,422	(2,478)

Net cash used in operating activities	(23,442)	(11,964)
Net cash used in operating activities from discontinued operations	—	(3,492)

Cash flows from investing activities:
Capital expenditures	(6,110)	(5,988)
Purchases of intangibles	(14,137)	—
Purchases of available for sale debt and marketable equity securities	—	(15,000)
Proceeds from sale of available for sale debt and marketable equity securities	—	43,829
Proceeds from sale of long-term investments	—	1,846
Acquisition of subsidiaries, contingent payment	(2,500)	(2,500)
Capital contributions to joint venture	(261)	(376)
Other	—	(27)
Advance for product rights	(9,000)	—

Net cash (used in) provided by investing activities	(32,008)	21,784

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	8,756	1,033
Excess tax benefits on exercise of nonqualified stock options	640	—
Purchase of treasury stock	(567)	—
Payments of short-term debt related to financed insurance premiums	(1,059)	(1,903)
Principal payments under long-term and other borrowings	(95)	(76)

Net cash provided by (used in) financing activities	7,675	(946)

Net (decrease) increase in cash and cash equivalents	(47,775)	5,382
Cash and cash equivalents at beginning of period	93,477	36,682

Cash and cash equivalents at end of period	$45,702	$42,064

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Restated see Note 2)	(Restated see Note 2)
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$139	$1,379

Interest	$2,901	$2,915

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$2,338	$7,781

Capital expenditures incurred but not yet paid	$295	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006
(In thousands, except per share amounts or as otherwise noted)
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
Note 1 — Basis of Presentation:
     The accompanying condensed consolidated financial statements at April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K/A.
     The Company corrected the date of the fiscal quarter ended April 1, 2006. The Company previously reported that its fiscal quarters ended on the Sunday closest to each quarter end. However, the Company’s accounting systems cut-off on the Saturday closest to the fiscal quarter end. The Company corrected the fiscal quarter end date to reflect a Saturday ending date. The correction of the quarter end date did not impact the amounts presented for the fiscal quarter.
     Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements. Accordingly, these statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.
     As more fully discussed below in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. The Company adopted the modified prospective transition method provided under SFAS No. 123R and, consequently, has not retroactively adjusted results for prior periods.
Note 2 — Restatement of Previously Issued Financial Statements:
     Par Pharmaceutical Companies, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (the “Original 10-Q”) to restate its condensed consolidated financial statements as of April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005. The Company previously restated its consolidated financial statements as of December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005. This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K/A.
     As previously disclosed, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that certain of the Company’s previously issued consolidated financial statements, including the periods included in Original 10-Q, should no longer be relied upon primarily due to errors related to accounts receivable reserves and inventory valuation issues. The Company is restating the condensed consolidated financial statements included in this Form 10-Q/A to correct the accounts receivable reserves and inventory valuation errors and to correct additional errors identified in its assessment of historical accounting matters relating to the accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, accounting for share-based compensation and other items.

The following errors described below are specific to the Company’s restatement of its Original 10-Q:
Accounting for Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. Subsequent to the issuance of the Original 10-Q, the Company determined that it made an error in the estimated expected term assumption used in the Black-Scholes stock option pricing model used to estimate the fair value of stock option grants. The original expected term calculation was based on insufficient historical data. The expected term of options represents the period of time the options are expected to be outstanding. The Company has concluded that sufficient historical data did not exist. In these restated financial statements, the Company used the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term for the nonaffiliated members of the Board of Directors (“Outside Directors”) optionee group was corrected from 3 years to 5.5 years, pursuant to the “simplified method” calculation. The Company corrected the expected term of a stock option award from 3 years to 6.25 years for all other optionee groups. The corrections in expected term resulted in changes to the volatility (from 43.0% to 58.3%) and risk free interest rate (from 4.36% to 4.35%) inputs used in the Black-Scholes valuation model used to calculate the value of stock option grants.
     The Company also corrected other errors related to accounting for share-based compensation resulting from the number of options granted, the number of options forfeited, accounting for stock option modifications, and the application of estimated forfeiture rates. The Company corrected the calculation of weighted average number of common shares outstanding used in the calculation of diluted income per share of common stock to include the dilutive effect of restricted stock (nonvested shares) as determined under the treasury stock method.
     The total effect of these changes was to increase compensation expense and additional paid-in-capital.
     The Company corrected the calculation of “Tax benefit on exercise of nonqualified stock options” and the calculation of “Excess tax benefit on exercise of unqualified stock options.” Both of the calculations had been based on incorrect stock option exercise data. The effect of the correction of this error was to decrease “Income taxes payable” and increase “Additional paid-in capital.” The impact of this correction has been reflected on the condensed consolidated balance sheet as of April 1, 2006 and the condensed consolidated statement of cash flows for the three-month period ended April 1, 2006.
Royalty Income Related Errors
     The Company recorded adjustments to record royalty income and receivables related to ribavirin sales that were not properly recorded for the three-month period ended April 1, 2006 and to properly reflect expenses pursuant to a cost sharing agreement related to ribavirin for the three-month period ended April 1, 2006.
Presentation Restatement Items – Condensed Consolidated Balance Sheets
     The Company restated the presentation of “Income taxes receivable” and “Income taxes payable” by presenting these line items as gross amounts on the April 1, 2006 condensed consolidated balance sheet. Previously, a portion of “Income taxes receivable” was netted against “Income taxes payable” in error. The Company restated the presentation of “Payables due to distribution agreement partners” and “Accrued expenses and other liabilities” for certain liability amounts that were incorrectly classified as “Accrued expenses and other liabilities” as of April 1, 2006. The Company corrected the classification of these liability amounts by including the amounts in “Payables due to distribution agreement partners” as of April 1, 2006.
     The following errors were reflected in the Company’s 2005 Annual Report on Form 10-K/A and are also applicable as of April 1, 2006 and for the three-month periods ended April 1, 2006 and April 2, 2005. A description of these errors and the related impact on the Company’s Original 10-Q follows:
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

     In addition to the Company’s processing delays, the Company determined that due to an oversight of facts that existed at the time, its methodologies did not include all necessary components for estimating future chargebacks, rebates, and product returns. The Company’s chargeback reserve did not include processing time lags for outstanding chargeback claims. The Company also determined that its rebate reserve had not been capturing the portion of the liability associated with product inventory in the distribution channel and had not considered processing time lags for outstanding rebates related to customers that purchase its products indirectly through wholesalers. The processing time lag refers to the period of time between when inventory in the distribution channel is sold by the wholesaler and when the information is received and processed by the Company. Inventory in the distribution channel represents the Company’s product held by its customers. The Company’s product returns reserve methodology underestimated the period between the date of the financial statements and the date of product return due to product expiration as well as specific return exposures at each period end. These errors resulted in an understatement of its accounts receivable reserves and overstatement of related revenues for the periods presented in previously issued condensed consolidated financial statements.
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
Inventory Valuation and Existence
     The Company had not historically adjusted inventory and cost of sales for manufacturing variances. Previously, the Company recorded manufacturing variances as cost of goods sold in the period in which they were generated, which was not in compliance with GAAP. The Company corrected this error to recognize manufacturing variances as a component of inventory and as cost of goods sold, as appropriate. The Company maintains inventories for raw materials, supplies, work in process, and finished goods. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation and existence during the periods presented. Inventory restatement adjustments resulted from (i) the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, and (ii) from the identification of recorded inventory amounts for which no underlying product existed. For such items, the Company identified the underlying transactions that had not been properly recorded and corrected them in the appropriate period.
Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses are to be shared equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the condensed consolidated statement of operations and recording the Company’s share of the net equity in the investment in joint venture line item on the condensed consolidated balance sheet.
Accounting for a Lease Acquired in a Business Combination
     On June 10, 2004, the Company acquired all of the capital stock of Kali Laboratories, Inc. (“Kali”). The Company acquired the physical facilities, in-process research and development and intellectual property of Kali. In connection with the acquisition, the Company assumed a building lease. The Kali lease was initially accounted for as an operating lease. Since the Kali lease contained a bargain purchase option, accounting for this lease as an operating lease was not in compliance with GAAP. The Company restated its accounting to classify the Kali lease as a capital lease, which included the recording of the related fixed asset and capital lease obligation, the removal of the favorable leasehold interest recorded as an intangible asset and the restatement of the related amount of goodwill.
Sales Cut-Off
     The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the wrong period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners as of and for the three months ended April 1, 2006, and April 2, 2005.
Other Errors
     The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors mainly included adjustments related to the accounting of a curtailed defined benefit plan, and accounts payable corrections. For the three-month period ended April 2, 2005, Other Errors includes the reversal of amounts related to accounts receivable reserves (chargebacks) and an amount related to inventory valuation. These amounts were correctly recorded in periods prior to the three-

month period ended April 2, 2005 as part of the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Balance Sheet Adjustment for Accounts Payable Error
     The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and an overstatement of retained earnings. The income statement effect of this adjustment was recorded in previous periods.
Presentation Restatement Items – Condensed Consolidated Balance Sheets
     The Company corrected an error in its presentation of net credit balances contained on its accounts receivable subledger. Previously these credit balances were included with “Accounts receivable, net” on the condensed consolidated balance sheet as of April 1, 2006. The Company restated the presentation of these net credit balances by including these amounts in “Accounts payable” on the condensed consolidated balance sheet as of April 1, 2006.
Presentation Restatement Items – Condensed Consolidated Statements of Operations
     The Company restated the presentation of net interest to separately present interest expense and interest income on the face of the condensed consolidated statements of operations for each of the three-month periods ended April 1, 2006 and April 2, 2005, as required by GAAP. The Company restated the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense, as required by GAAP. Previously, the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses” section of the condensed consolidated statements of operations. Additionally, the Company restated the presentation of certain licensing and royalty related revenues that had previously been included in “Net product sales”, in error, on the condensed consolidated statements of operations by including these amounts in “Other product related revenues” on the condensed consolidated statements of operations, as required by GAAP.
Presentation Restatement Items – Condensed Consolidated Statements of Cash Flows
     The Company restated the Cash flows from operating activities section of the condensed consolidated statements of cash flows to begin with “Net income” as required by GAAP, as compared to “Income from continuing operations”, which was not in compliance with GAAP. Related to this change, the Company had previously presented amounts identified as other net cash provided by and used from discontinued operations in line items labeled “Loss from discontinued operations” and “Non-cash charges and changes in discontinued operating assets and liabilities,” the cash flow effects of these items are now included in an item labeled “Changes in discontinued operating assets and liabilities.” The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for each of the three-month periods ended April 1, 2006 and April 2, 2005 in the Cash flows from operating activities section as required by GAAP. Previously, this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions,” which was not in compliance with GAAP. The Company has presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the condensed consolidated statements of cash flows for each of the three-month periods ended April 1, 2006 and April 2, 2005 as required by GAAP. Previously, the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the condensed consolidated statements of cash flows. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts to its condensed consolidated statements of cash flows for each of the three-month periods ended April 1, 2006 and April 2, 2005, as required by GAAP.
Presentation Restatement Items – Notes to Condensed Consolidated Financial Statements
     The Company restated the presentation of unrealized gains and losses on available for sale securities, net of tax, in the “Available for Sale Debt and Marketable Equity Securities” Note to the condensed consolidated financial statements to disclose in a single place the total unrealized gains and losses on available for sale securities, as required by GAAP. The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and providing additional information as to the Company’s determination of segments to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously, the disclosure of top selling products was not complete for each of the three-month periods ended April 1, 2006 and April 2, 2005.
Correction of Quarterly Period End Date
     The Company corrected the date of the fiscal quarter ended April 1, 2006. The Company previously reported that its fiscal quarters ended on the Sunday closest to each quarter end. However, the Company’s accounting systems cut-off on the Saturday closest to the fiscal quarter end. The Company corrected the fiscal quarter end date to reflect a Saturday ending date. The correction of the quarter end date did not impact the amounts presented for the fiscal quarter.

Impact of Restatements
     The Company has restated its condensed consolidated financial statements as of April 1, 2006 and for the periods ended April 1, 2006 and April 2, 2005 to reflect the impact of the matters described above. The following summarizes the effects of the restatements on net income on each three-month period:

	For the three months ended
(Amounts in thousands)	April 1, 2006	April 2, 2005
Net income — as previously reported	$8,401	$1,977

Pre-tax restatement adjustments:
Accounts Receivable Reserves
Increase in chargebacks	(1,560)	(905)
Increase in rebates	(4,026)	(2,560)
Decrease (increase) in product returns	1,916	(1,374)
Decrease (increase) in cash discounts and other	970	(1,106)

Total Accounts Receivable Reserves	(2,700)	(5,945)

Inventory Valuation and Existence	(4,322)	(223)

Investment in Joint Venture	(72)	4

Accounting for a Lease Acquired in a Business Combination	127	125
Accounting for Share-Based Compensation	(1,289)	—
Sales cut-off	322	1,380
Royalty Income Related Errors	830	—
Other — Accounting for a curtailed defined benefit plan	546	—
Other	458	2,956

Total pre-tax restatement adjustments	(6,100)	(1,703)
Tax effect of restatement adjustments	2,213	665

After tax effect of restatement adjustments	(3,887)	(1,038)

Net income — as restated	$4,514	$939

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated balance sheet as of April 1, 2006:

	As previously	Restatement	As
(Amounts in thousands)	reported	adjustments	restated
Assets
Current assets:
Accounts receivable, net	$234,401	$(83,039)	$151,362
Inventories	117,568	(10,006)	107,562
Prepaid expenses and other current assets	14,019	374	14,393
Deferred income tax assets	43,264	32,414	75,678
Income taxes receivable	9,642	9,217	18,859
Total current assets	567,688	(51,040)	516,648

Property, plant and equipment, at cost less accumulated depreciation and amortization	87,834	(851)	86,983
Investment in joint venture	—	4,161	4,161
Intangible assets, net	48,513	(3,004)	45,509
Goodwill	55,659	3,070	58,729
Deferred charges and other assets	16,414	892	17,306
Non-current deferred tax assets, net	48,492	1,782	50,274
Total assets	852,394	(44,990)	807,404

Liabilities and stockholders’ equity
Current liabilities:
Short-term and current portion of long-term debt	1,791	114	1,905
Accounts payable	51,283	(547)	50,736
Payables due to distribution agreement partners	97,437	2,314	99,751
Accrued salaries and employee benefits	7,736	(7)	7,729
Accrued expenses and other current liabilities	29,872	(1,500)	28,372
Income taxes payable	11,909	7,197	19,106
Total current liabilities	200,028	7,571	207,599

Long-term debt, less current portion	200,044	1,909	201,953
Other long-term liabilities	330	15	345

Additional paid-in-capital	230,741	1,630	232,371
Retained earnings	253,877	(55,849)	198,028
Accumulated other comprehensive loss	(240)	(266)	(506)
Total Stockholders’ equity	451,992	(54,485)	397,507

Total liabilities and stockholders’ equity	$852,394	$(44,990)	$807,404

     The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the three-month period ended April 1, 2006:

	As previously	Restatement	As
(Amounts in thousands, except per share amounts)	reported	adjustments	restated
Net product sales	$173,608	$(4,571)	$169,037
Other product related revenues	224	3,057	3,281
Total revenues	173,832	(1,514)	172,318
Cost of goods sold	118,470	4,680	123,150
Gross margin	55,362	(6,194)	49,168
Operating expenses (income):
Research and development	13,699	153	13,852
Selling, general and administrative	28,426	(84)	28,342
Total operating expenses	42,125	69	42,194
Operating income (loss)	13,237	(6,263)	6,974
Other (expenses), net	(685)	646	(39)
Equity loss from joint venture	—	(253)	(253)
Interest income (expense), net	519	(519)	—
Interest income	—	1,983	1,983
Interest expense	—	(1,694)	(1,694)
Income from continuing operations before provision for income taxes	13,071	(6,100)	6,971
Provision for income taxes	4,670	(2,213)	2,457
Income from continuing operations	8,401	(3,887)	4,514
Net income	$8,401	$(3,887)	$4,514

Net income per share of common stock:
Basic income per share of common stock:
Income from continuing operations	$0.25	$(0.12)	$0.13
Net income	$0.25	$(0.12)	$0.13

Diluted income per share of common stock:
Income from continuing operations	$0.24	$(0.11)	$0.13
Net income	$0.24	$(0.11)	$0.13

Weighted average number of common share outstanding:
Diluted	34,461	305	34,766

     Following is a summary of the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statements of cash flows for the three-month period ended April 1, 2006:

	As previously	Restatement
(Amounts in thousands)	reported	adjustments	As restated

Cash flows from operating activities:
Income from continuing operations	$8,401	$(8,401)	$—
Net (loss) income	—	4,514	4,514
Income from continuing operations	—	4,514	4,514
Deferred income taxes	(4,874)	(1,846)	(6,720)
Depreciation and amortization	5,467	(188)	5,279
Equity in net loss of joint venture	—	253	253
Allowances against accounts receivable	14,003	2,700	16,703
Share-based compensation expense	4,357	1,186	5,543
Loss on disposal of fixed assets	955	(951)	4
Tax benefit on exercise of nonqualified stock options	—	655	655
Excess tax benefit on exercise of unqualified stock options	—	(640)	(640)
Other	627	(606)	21
Increase (decrease) in accounts receivable	(104,796)	(907)	(105,703)
Increase in inventories	(16,623)	5,454	(11,169)
Decrease in prepaid expenses and other assets	3,789	1,099	4,888
Decrease in accounts payable	4,401	(3,762)	639
Increase in payables due to distribution agreement partners	51,014	1,800	52,814
Increase in accrued expense and other liabilities	(1,051)	1,106	55
Increase (decrease) in income taxes payable/receivable	8,999	423	9,422
Net cash used in operating activities	(25,331)	1,889	(23,442)

Cash flows from investing activities:
Capital expenditures	(6,371)	261	(6,110)
Purchases of intangibles	(12,088)	(2,049)	(14,137)
Purchases of available for sale securities	(67)	67	—
Capital contributions to joint venture	—	(261)	(261)
Net cash (used in) provided by investing activities	(30,026)	(1,982)	(32,008)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	562	78	640
Payments of short-term debt related to financed insurance premiums	—	(1,059)	(1,059)
Principal payments under long-term and other borrowings	(1,130)	1,035	(95)
Net cash provided by (used in) financing activities	7,621	54	7,675

Net (decrease) increase in cash and cash equivalents	(47,736)	(39)	(47,775)
Cash and cash equivalents at beginning of period	93,438	39	93,477

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Income taxes	225	(86)	139

Non-cash transactions:
Increase in fair value of available for sale securities	2,290	48	2,338
Capital expenditures incurred but not yet paid	—	295	295
Tax benefit on exercise of stock options/restricted stock	314	(314)	—

     The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the three-month period ended April 2, 2005:

	As
	previously	Restatement	As
(Amounts in thousands, except per share amounts)	reported	adjustments	restated
Net product sales	$91,037	$2,293	$93,330
Other product related revenues	6,413	3,231	9,644
Total revenues	97,450	5,524	102,974
Cost of goods sold	57,856	7,823	65,679
Gross margin	39,594	(2,299)	37,295
Research and development	15,519	(135)	15,384
Selling, general and administrative	21,102	(725)	20,377
Total operating expenses	36,621	(860)	35,761
Operating income	2,973	(1,439)	1,534
Other (expenses), net	(30)	4	(26)
Equity loss from joint venture	—	(36)	(36)
Interest income (expense), net	(152)	152	—
Interest income	—	1,331	1,331
Interest expense	—	(1,715)	(1,715)
Income from continuing operations before provision for income taxes	4,144	(1,703)	2,441
Provision for income taxes	1,450	(665)	785
Income from continuing operations	2,694	(1,038)	1,656
Net income	$1,977	$(1,038)	$939

Net income per share of common stock:
Basic income per share of common stock:
Income from continuing operations	$0.08	$(0.03)	$0.05
Net income	$0.06	$(0.03)	$0.03

Diluted income per share of common stock:
Income from continuing operations	$0.08	$(0.03)	$0.05
Net income	$0.06	$(0.03)	$0.03

     Following is a summary of the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statements of cash flows for the three-month period ended April 2, 2005:

	As previously	Restatement
(Amounts in thousands)	reported	adjustments	As restated

Cash flows from operating activities:
Income from continuing operations	$2,694	$(2,694)	$—
Net (loss) income	—	939	939
(Loss) from discontinued operations, net of tax	—	(717)	(717)
Income (loss) from continuing operations	—	1,656	1,656
Deferred income taxes	6,797	(3,128)	3,669
Depreciation and amortization	3,160	(178)	2,982
Equity in net loss of joint venture	—	36	36
Allowances against accounts receivable	(18,044)	(4,119)	(22,163)
Share-based compensation expense	893	(256)	637
Gain on sale of investments	(1,318)	(35)	(1,353)
Loss on disposal of fixed assets	—	2	2
Tax benefit on exercise of nonqualified stock options	—	214	214
Decrease (increase) in accounts receivable	15,147	(494)	14,653
Increase in inventories	(13,831)	3,716	(10,115)
Increase in prepaid expenses and other assets	3,802	118	3,920
Decrease in accounts payable	(6,390)	(6,120)	(12,510)
Increase (decrease) in payables due to distribution agreement partners	(944)	5,085	4,141
Increase in accrued expense and other liabilities	(8)	4,755	4,747
Increase (decrease) in income taxes payable/receivable	(7,167)	4,689	(2,478)
Loss from discontinued operations	(717)	717	—
Non-cash charges and changes in discontinued operating assets and liabilities	(459)	459	—
Net cash used in operating activities	(16,387)	4,423	(11,964)
Net cash used in operating activities from discontinued operations	—	(3,492)	(3,492)

Cash flows from investing activities:
Capital expenditures	(5,146)	(842)	(5,988)
Proceeds from sale of available for sale debt securities	43,665	164	43,829
Capital contributions to joint venture	—	(376)	(376)
Other	(25)	(2)	(27)
Net cash (used in) provided by investing activities	22,840	(1,056)	21,784

Cash flows from financing activities:
Payments of short-term debt related to financed insurance premiums	—	(1,903)	(1,903)
Principal payments under long-term and other borrowings	(1,956)	1,880	(76)
Net cash provided by (used in) financing activities	(923)	(23)	(946)

Net (decrease) increase in cash and cash equivalents	5,530	(148)	5,382
Cash and cash equivalents at beginning of period	36,534	148	36,682

Supplemental disclosure of cash flow information:
Increase in fair value of available for sale securities	9,005	(1,224)	7,781
Capital expenditures incurred but not yet paid	—	533	533
Tax benefit on exercise of stock options/restricted stock	214	(214)	—

Note 3 — Share-Based Compensation:
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R. SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in a Company’s income statement based on their grant-date fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method, compensation expense is recorded for all nonvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for employee stock-based compensation and complied with the disclosure provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed by SAB 107 in connection with its adoption of SFAS 123R.
     Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the condensed consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the condensed consolidated statements of operations.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. Prior periods have not been restated to reflect the impact of adopting SFAS 123R. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. As a result of the adoption of SFAS 123R, $640 of excess tax benefits for the three months ended April 1, 2006 has been classified as both an operating cash outflow and financing cash inflow.
     The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options generally vest ratably over four years and have a maximum term of ten years.
     As of April 1, 2006, approximately 3.7 million shares of common stock were available for future grant. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices which are equal to the market value of our stock on the date of grant.
     The following table illustrates the effects on net income and net income per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three months ended April 2, 2005:

Three Months
Ended
April 2, 2005
Net income (restated)	$939
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	383

Deduct: Stock-based employee compensation expense determined under the fair value-based method, net of related tax effects	(20,734)

Pro forma net loss	$(19,412)

Net income (loss) per share of common stock:
As reported – Basic	$0.03

As reported – Diluted	$0.03

Pro forma – Basic	$(0.57)

Pro forma – Diluted	$(0.57)

     In February 2005, the Company accelerated the vesting of 820 outstanding non-vested stock options, which represented all stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grant, was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $7,333. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R. In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $415 in the quarter ended April 1, 2006. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record compensation expense of $1,115, of which $695 was recorded in the quarter ended April 1, 2006. The remaining $420 will be amortized over the remaining vesting period of the modified options.
     As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of nonvested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on sale of discontinued operations in fiscal 2005 due to the acceleration of the restricted stock. The exercise price of 120 of the accelerated stock options was below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.
Stock Options
     The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Restated)
Expected life (years)	6.23	4.90
Risk-free interest rate	4.4%	3.5%
Expected volatility	58.3%	59.0%
Dividend	0.0%	0.0%
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time the options are expected to be outstanding and is usually based on historical trends. However, because none of the Company’s options have reached their full 10-year term, and also because the majority of options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be 4 year graded vesting; however, Outside Directors will continue to have 1 year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the first quarters of 2006 and 2005 were $19.47 and $22.25, respectively.

          Set forth below is the impact on the Company’s results of operations of recording stock-based compensation for stock options for the three-month period ended April 1, 2006:

Three Months
Ended
April 1, 2006
(Restated)
Cost of sales	$304
Research and development	759
Selling, general and administrative	2,883

Total, pre-tax	3,946
Tax benefit of stock-based compensation	(1,539)

Total, net of tax	$2,407
     The incremental stock based compensation expense decreased both basic and diluted earnings per share by $0.07 per share for the three months ended April 1, 2006.
     The following is a summary of the Company’s stock option activity (shares in thousands):

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
	(Restated)	(Restated)
Balance at December 31, 2005	5,134	$37.86
Granted	919	32.50
Exercised	(388)	21.85
Forfeited	(217)	50.10

Balance at April 1, 2006	5,448	$37.61	7.1	$6,596

Exercisable at April 1, 2006	3,381	$39.34	6.0	$6,077

Vested and expected to vest at April 1, 2006	5,176	$37.85	7.53	$6,537

          The total fair value of shares vested during the three-month period ended April 1, 2006 was $4,192. As of April 1, 2006, the total compensation cost related to all nonvested stock option awards granted to employees but not yet recognized was approximately $34,335 which will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.5 years.
Restricted Stock/Restricted Stock Units
     Restricted stock and restricted stock units vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.
          The impact on the Company’s results of operations from recording share-based compensation for restricted stock and restricted stock units for the three-month periods ended April 1, 2006 and April 2, 2005 was as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Restated)
Cost of sales	$89	$22
Research and development	528	147
Selling, general and administrative	949	485

Total, pre-tax	1,566	654
Tax benefit of stock-based compensation	(610)	(248)

Total, net of tax	$956	$406

     The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted Average Grant	Aggregate
	Shares	Date Fair Value Per Share	Intrinsic Value
Nonvested balance at December 31, 2005	256	$40.03
Granted	385	33.36
Vested	(60)	42.14
Forfeited	(8)	33.62

Nonvested Balance at April 1, 2006	573	$35.42	$16,138

     The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted Average Grant	Aggregate
	Shares	Date Fair Value Per Share	Intrinsic Value
Nonvested balance at December 31, 2005	17	$42.08
Granted	16	33.55
Vested	(5)	40.28
Forfeited	—	—

Nonvested Balance at April 1, 2006	28	$37.56	$793

          As of April 1, 2006, the total compensation cost related to all nonvested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $16,672. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.3 years.
Employee Stock Purchase Program:
          The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of common stock at a discount of 15% of the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. Employees purchased 7 shares during the three months ended April 1, 2006 and the Company recorded an expense of $27 due to the 15% discount from fair market value.
Note 4 — Available for Sale Debt and Marketable Equity Securities:
          At April 1, 2006 and December 31, 2005, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at April 1, 2006:

		Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Securities issued by U. S. government and agencies	$80,778	$—	$(980)	$79,798
Debt securities issued by various state and local municipalities and agencies	13,947	—	(254)	13,693
Other marketable debt securities	14,440	—	(696)	13,744

Available for sale debt securities	109,165	—	(1,930)	107,235
Marketable equity securities available for sale (see Note 5)	1,720	1,570	—	3,290

Total	$110,885	$1,570	$(1,930)	$110,525

          The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities and certain other investments available for sale at December 31, 2005:

		Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Securities issued by U. S. government and agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Available for sale debt securities	109,165	—	(2,358)	106,807
Marketable equity securities available for sale (see Note 5)	1,720	—	(340)	1,380

Total	$110,885	—	$(2,698)	$108,187

          Of the $1,930 of unrealized loss as of April 1, 2006, $1,683 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary, as defined by EITF 03-01, due to its ability and intent to hold the related available for sale debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.
          The following table summarizes the contractual maturities of the Company’s available for sale debt securities at April 1, 2006:

		Estimated
		Fair
	Cost	Value
Less than one year	$34,555	$34,276
Due between 1-2 years	18,690	18,527
Due between 2-5 years	36,345	35,660
Due after 5 years	10,225	9,170
Other	9,350	9,602

Total	$109,165	$107,235

          The category “other” includes preferred equities and an investment in a fund that invests in various floating rate structured debt securities. They do not have specific maturity dates.
Note 5 — Other Investments:
          The Company holds investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”). The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions. Because the Company has determined that its investment in Advancis is available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
          In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represent approximately 11% equity ownership in Optimer. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market, and distribute the antibiotic compound known as PAR-101 and the option to extend the agreement for up to three additional products. Because Optimer is privately-held and accounted for under the cost method, the Company monitors the investment periodically to evaluate whether any declines in fair value become other-than-temporary.
          In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if they do not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000 plus interest accruing at 8.0% annually for money loaned to

Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in Deferred charges and other assets. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary.
          In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 3, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of April 1, 2006, the fair market value of the Advancis common stock held by the Company was $3,290 based on the market value of Advancis’ common stock at that date. The Company included an unrealized gain of $1,570 through the first quarter of 2006, which was included in other comprehensive income. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of Advancis’ common stock at that date. The Company included an unrealized loss of $340 for 2005 based on the value of the common stock at December 31, 2005.
Note 6 — Accounts Receivable:

	April 1,	December 31,
	2006	2005
	(Restated)
Gross trade accounts receivable	$371,385	$265,682
Chargebacks	(99,830)	(102,256)
Rebates and incentive programs	(66,949)	(50,991)
Product returns	(35,856)	(32,893)
Cash discounts and other	(15,866)	(15,333)
Doubtful accounts	(1,522)	(1,847)

Accounts receivable, net	$151,362	$62,362

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
Allowance for doubtful accounts

	For the three-month period ended
	April 1, 2006	April 2, 2005
Balance at beginning of period	$(1,847)	$(1,847)
Additions — charge to expense	—	—
Adjustments and/or deductions	325	—

Balance at end of period	$(1,522)	$(1,847)

          The following tables summarize the activity for the three months ended April 1, 2006 and April 2, 2005, respectively, in the accounts affected by the estimated provisions described below:

	For the three months ended April 1, 2006 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(102,256)	$(110,309)	$— (1)	$112,735	$(99,830)
Rebates and incentive programs	(50,991)	(55,165)	—	39,207	(66,949)
Product returns	(32,893)	(8,013)	(1,473)	6,523	(35,856)
Cash discounts and other	(15,333)	(11,863)	—	11,330	(15,866)

Total	$(201,473)	$(185,350)	$(1,473)	$169,795	$(218,501)

Accrued liabilities
Medicaid rebates	$(9,040)	$(10,353)	$—	$4,391	$(15,002)

	For the three months ended April 2, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(126,621)	$— (1)	$134,158	$(84,449)
Rebates and incentive programs	(49,718)	(36,172)	—	41,873	(44,017)
Product returns	(61,986)	(7,179)	(3,877)	11,288	(61,754)
Cash discounts and other	(13,287)	(16,902)	—	15,529	(14,660)

Total	$(216,977)	$(186,874)	$(3,877)	$202,848	$(204,880)

Accrued liabilities

Medicaid rebates	$(8,755)	$(5,901)	$—	$4,173	$(10,483)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis: however, based upon analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.
          The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to the specific healthcare provider. Approximately 46% and 42% of the Company’s net sales were derived from the wholesale distribution channel for the three months ended April 1, 2006 and April 2, 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes a monthly analysis of wholesale purchases, contract and non-contract sales volumes, average historical contract pricing, actual or anticipated price changes, processing time lags, and customer inventory information, when available. The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of subsequent periods activity, the Company has determined its chargeback estimates remain reasonable.
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
          The Company may provide price protection, which is common in the Company’s industry, due to various competitive factors. Such price protection is provided through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company will generally offer price protection for drugs for which it anticipates significant price erosion through increases in competition. Price protection is offered solely at the discretion of the Company and there are circumstances under which the Company may not afford price protection to certain customers and consequently, as a matter of business strategy, lose future sales volume to competitors rather than reduce its pricing. At April 1, 2006, the Company did not have any significant price protection reserves. At December 31, 2005, the Company had price protection reserves of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets (Ultracet®).
          As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two-month to four-month period.
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
Major Customers
          The amounts due from the Company’s four largest customers, McKesson Drug Co., Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 27%, 20%, 13%, and 10%, respectively, of the gross accounts receivable balance at April 1, 2006 and 32%, 18%, 17%, and 9%, respectively, of the gross accounts receivable balance at December 31, 2005.

Note 7 — Inventories:

	April 1,	December 31,
	2006	2005
	(Restated)
Raw materials and supplies	$36,337	$35,190
Work-in-process	10,064	8,830
Finished goods	61,161	52,373

	$107,562	$96,393

Note 8 — Property, Plant and Equipment, net:

	April 1,	December 31,
	2006	2005
	(Restated)
Land	$2,434	$2,434
Buildings	34,375	33,938
Machinery and equipment	50,907	50,318
Office equipment, furniture and fixtures	6,454	7,027
Computer software and hardware	25,681	24,690
Leasehold improvements	7,514	7,486

	127,365	125,893
Less accumulated depreciation and amortization	40,382	38,323

	$86,983	$87,570

          Depreciation and amortization expense related to property, plant and equipment was $2,416 and $1,976 for the three months ended April 1, 2006 and April 2, 2005.
Note 9 — Intangible Assets, net:

	April 1,	December 31,
	2006	2005
	(Restated)
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, and Ivax Pharmaceuticals, Inc. Asset Purchase Agreement net of accumulated amortization of $108 and $0	$8,379	$—
Ivax License Agreement, net of accumulated amortization of $1,104 and $132	6,896	7,868
FSC Laboratories Agreement, net of accumulated amortization of $2,296 and $2,143	3,526	3,679
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $192 and $115	9,808	9,885
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $6,825 and $6,407	4,875	5,293
Product license fees, net of accumulated amortization of $4,339 and $4,172	1,667	1,834
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $5,597 and $5,416	5,236	5,417
Intellectual property, net of accumulated amortization of $500 and $431	2,226	2,259
Other intangible assets, net of accumulated amortization of $719 and $0	2,896	—

	$45,509	$36,235

          The Company recorded amortization expense related to intangible assets of $2,864 and $1,006, respectively, for the three-month periods ended April 1, 2006 and April 2, 2005. In January 2006, the Company closed on agreements with Teva Pharmaceutical Industries Ltd. (“Teva”) and Ivax Pharmaceuticals, Inc. (“Ivax”) to purchase eight products that are currently marketed in the U.S. by Ivax or Teva for $8,487. Also, in January 2006, the Company paid Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors $1,500 for the rights to three products the Company was marketing to which Dr. Gutman was entitled to royalties under a prior agreement with FineTech. This asset was recorded in other intangible assets. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $8,852 for the remainder of 2006, $9,109 in 2007, $9,155 in 2008, $4,864 in 2009, $4,789 in 2010 and $8,740 thereafter.

Note 10 — Income Taxes:
          The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at April 1, 2006 and December 31, 2005 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development. The increase in deferred tax assets from December 31, 2005 to April 1, 2006 is due primarily to higher accounts receivable reserves as of April 1, 2006. The Company’s effective tax rates for the three months ended April 1, 2006 and April 2, 2005 were 35.2% and 32.2%, respectively.
Note 11 — Changes in Stockholders’ Equity:
          Changes in the Company’s common stock, Additional paid-in capital and Accumulated other comprehensive income (loss) accounts during the three-month period ended April 1, 2006 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)
			(Restated)	(Restated)
Balance, December 31, 2005	35,114	$351	$217,403	$(1,903)
Unrealized gains on marketable securities, net of tax	—	—	—	1,397
Exercises of stock options	388	4	8,468	—
Tax benefit from exercise of stock options	—	—	655	—
Issuances of restricted stock	385	4	—	—
Forfeitures of restricted stock	(9)	—	—	—
Employee stock purchase program	7	—	284	—
Compensatory arrangements	—	—	5,540	—
Other	—	—	21	—

Balance, April 1, 2006	35,885	$359	$232,371	$(506)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(Restated)	(Restated)
Comprehensive income:
Net income	$4,514	$939
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	1,397	4,750

Comprehensive income	$5,911	$5,689

          In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 shares of its common stock for approximately $32.2 million pursuant to the program. The Company may still repurchase up to approximately $17.8 million of its common stock under the above plan. In the first quarter of 2006, 17 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Note 12 — Earnings Per Share:
          The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(Restated)	(Restated)
Income from continuing operations	$4,514	$1,656
Loss from discontinued operations	—	(717)

Net income	$4,514	$939
Basic:
Weighted average number of common shares outstanding	34,259	34,137

Income from continuing operations	$0.13	$0.05
Loss from discontinued operations	—	(0.02)

Net income per share of common stock	$0.13	$0.03

Assuming dilution:
Weighted average number of common shares outstanding	34,259	34,137
Effect of dilutive securities	507	509

Weighted average number of common shares outstanding	34,766	34,646

Income from continuing operations	$0.13	$0.05
Loss from discontinued operations	—	(0.02)

Net income per share of common stock	$0.13	$0.03

          Outstanding options and warrants of 3,960 and 2,196 as of April 1, 2006 and April 2, 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of April 1, 2006 and April 2, 2005. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.
Note 13 — Commitments, Contingencies and Other Matters:
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
          The Company, upon the recommendation of the Audit Committee of its Board, determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The Company has begun the process of filing for termination of the Pension Plan with the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Due to an increased number of plan terminations occurring nationwide, it is expected that the formal termination process will take approximately one year. During this time period, the Pension Plan’s assets will remain invested in bonds and cash equivalents. Upon approval of the termination, the Company will purchase annuities for each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. Due to the expected plan termination, the Company expects to contribute approximately $337 to the Plan which represents its underfunded status.

Legal Proceedings:
          The Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
          As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2006, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants must answer, move, or otherwise respond no later than June 29, 2007. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested.
          On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. According to the current scheduling order, plaintiffs amended complaint is due no later than June 30, 2007. Defendants must answer, move, or otherwise respond no later than August 30, 2007. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to allege stock option backdating. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.
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

          After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. In the event that the Court in the matter were to (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes, the Company may seek to finance all or a portion of such payment with additional debt and/or equity issuances or a loan facility.
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
          The Company and Genpharm Inc., (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm had alleged that the Company was in violation of those agreements and brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company denied any violation of such agreements and asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the Company. In August 2006, the Company and Genpharm entered into a settlement agreement pursuant to arbitration proceedings to resolve ongoing disputes between the two parties. The Company and Genpharm had previously entered into a distribution agreement with respect to a number of generic pharmaceutical products. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of this settlement.
     Patent Related Matters
          On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the court for pretrial conferences on June 13 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.
          On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the registrant’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the registrant’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On Par’s motion the court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
          On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, Par appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of Par’s experts before awarding summary judgment to Roxane. The parties have fully briefed the appeal, and are awaiting a date for oral argument.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and Par’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by Par’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. Par has requested permission from the court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the court proceed to trial on Par’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed Par’s requests, and the parties are awaiting a decision by the court on these requests. The Company intends to defend vigorously this action.
     The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an Abbreviated New Drug Application (“ANDA”) (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million. The lawsuit was resolved by settlement. The settlement and license agreement terminates all on-going litigation. The settlement and license agreement also permits the Company to launch the generic version of the product no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue. On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act. The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.
     On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of United States Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company was granted a stay and the action was terminated without prejudice pending final resolution of the Roxane appeal.
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is

CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD0(ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     In February 2006, Par entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit Par to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that Par Pharmaceutical Companies, Inc., Par Pharmaceutical Inc., and Kali Laboratories, Inc. (collectively “Par”) infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par denies Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.
     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc.(“Astellas”), filed an amended complaint against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical (collectively “Par”) and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. Par denies Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. Par counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.
     On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCL SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCL SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify Par’s counsel. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par Pharmaceutical, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of extended release tablets containing tramadol hydrochloride. Par is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.

          Industry Related Matters
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
     With respect to the Erie action, on September 7, 2006 the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand the suit is pending.
     The County of Nassau, New York filed a Second Amended Complaint in its action against a number of other generic and brand pharmaceutical companies, naming the Company as a defendant on January 30, 2006. The case has been consolidated, for purposes of discovery and briefing, with the action filed by a number of other New York counties and the City of New York. The matters are presently in the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On March 3, 2006, the Company and the other defendants filed motions to dismiss the Second Amended Complaint filed by Nassau County and the consolidated complaint brought by the other counties and the City of New York. These motions were granted in part and denied in part on April 2, 2007.
     With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for District of Massachusetts for coordinated and consolidated pre-trial proceedings.
     The Company’s motion to dismiss the Commonwealth of Massachusetts’ First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth’s First Amended Complaint on November 14, 2005.
     With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.
     With respect to the Illinois action, after removing the action brought by the State of Illinois, the defendants filed a motion to dismiss the State’s First Amended Complaint on October 18, 2006. This motion is currently pending, as is a motion to remand that has been filed by the State. The action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.
     The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006.
     With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants’ motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters’ recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State’s motion to remand is pending.
     With respect to the Hawaii matter, the State’s motion to remand the action was granted on November 30, 2006. On January 12, 2007, the defendants filed a joint motion to dismiss the State’s First Amended Complaint. This motion was denied on April 11, 2007, and the Company answered the First Amended Complaint on April 23, 2007.
     The State of Alaska filed an Amended Complaint on October 17, 2006, naming the Company and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys’ fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The defendants filed a joint motion to dismiss the State’s Amended Complaint on January 5, 2007. This motion was denied on May 7, 2007. The Company intends to defend this action vigorously.
     The State of South Carolina filed two related actions against the Company on December 1, 2006. One of these Complaints seeks relief on behalf of the South Carolina Medicaid Agency and the other seeks relief on behalf of the South Carolina State Health Plan. Both South Carolina Complaints plead causes of action for (i) violation of the South Carolina Unfair Trade Practices Act; (ii) unjust enrichment; and (iii) injunctive relief. Both Complaints seek monetary damages and prejudgment interest; treble damages, attorneys’ fees, and costs; civil penalties; disgorgement; injunctive relief; and other relief deemed just and equitable by the Court. On January 26, 2007, the Company moved to dismiss each Complaint or, in the alternative, for a more definite statement with respect to each Complaint. These motions are currently pending.
     The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys’ fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State’s Complaint. This motion is currently pending.
     Finally, on April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys’ fees, experts’ fees, and costs; and other relief deemed just and equitable by the Court.
     The Company is, from time to time, a party to certain other litigations, including product liability and patent litigations. The Company believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend or, in cases where the Company is plaintiff, to prosecute these litigations vigorously.

Note 14 — Discontinued Operations – Related Party Transaction:
          In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board of Directors. The transfer included all the assets and liabilities of FineTech, including $2,652 of cash. The transfer resulted in a pre-tax loss on sale of $38,018 recorded in 2005, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the loss were severance payments of $642, which were made in January 2006, and the acceleration of restricted stock and stock options that resulted in an additional loss of $1,297. The results of FineTech operations have been classified as discontinued for all periods presented. All expenses incurred by FineTech from January 1, 2006 through the date of transfer were the responsibility of the acquirer.
          The following table shows revenues and pre-tax loss from discontinued operations for the three months ended April 2, 2005:

April 2, 2005
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

Note 15 — Investment in Joint Venture:
          On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of April 1, 2006, the Company’s net investment in SVC totaled approximately $4,161. The Company considers whether the fair value of its investment in SVC has declined below its carrying value each reporting period or whenever an adverse event or changes in circumstances indicate that the recorded value may not be recoverable. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted to estimated fair value.

Note 16 — Segment Information:
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
          The financial data for the business segments are as follows:

	For the three months ended
	April 1,	April 2,
	2006	2005
	(Restated)	(Restated)
Revenues:
Generic	$164,116	$102,974
Branded	8,202	—

Total revenues	172,318	102,974

Gross margin:
Generic	43,123	37,295
Branded	6,045	—

Total gross margin	49,168	37,295

Operating income (loss):
Generic	16,212	10,944
Branded	(9,238)	(9,410)

Total operating income	6,974	1,534

Other (expense) income, net	(39)	(26)
Equity loss from joint venture	(253)	(36)
Net investment gain	—	1,353
Interest income	1,983	1,331
Interest expense	(1,694)	(1,715)
Provision for income taxes	2,457	785

Income from continuing operations	$4,514	$1,656

          The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

     In the first three months of 2006 and 2005, total revenues of the Company’s top selling products were as follows:

	For the three months	For the three months
	ended April 1,	ended April 2,
Product	2006	2005
Generic
Fluticasone (Flonase® )	$56,265	$—
Various amoxicillin products (Amoxil®)	17,646	—
Tramadol HCl and acetaminophen tablets (Ultracet®)	8,951	—
Paroxetine (Paxil®)	5,853	11,014
Quinapril (Accupril®)	5,150	4,473
Cefprozil (Cefzil®)	5,090	—
Fluoxetine (Prozac®)	4,118	6,425
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,867	3,919
Lovastatin (Mevacor®)	3,795	2,818
Megestrol acetate oral suspension (Megace® )	3,104	8,129
Cabergoline (Dostinex®)	2,551	—
Mercaptopurine (Purinethol®)	2,141	3,963
Minocycline (Minocin®)	1,961	6,067
Other product related revenues (2)	3,281	9,644
Other (1)	40,343	46,522

Total generic revenues	$164,116	$102,974

Branded
Megace® ES	$7,781	$—
Other	421	—

Total branded revenues	$8,202	$—

(1)	The further detailing of quarterly revenues of the Company’s other approximately 100 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for the three-month periods ended April 1, 2006 or April 2, 2005.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa® and omeprazole, the generic version of Prilosec®. For 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products; (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed herein and in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2006, July 24, 2006, August 28, 2006, September 6, 2006, September 26, 2006, October 2, 2006 and December 14, 2006 and in the Company’s Current Report Amendment No.1 on Form 8-K/A filed with the SEC on December 21, 2006. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company’s filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as such may be amended. Any forward-looking statements included in this Quarterly Report on Form 10-Q/A are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. In particular, except as they may relate to matters related to the restatement, the Company has not updated any forward looking statements contained in the Company’s Original 10-Q filed with the SEC on May 12, 2006. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.
     The financial data contained in this section is in thousands or as otherwise noted.
     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes to condensed consolidated financial statements contained elsewhere in this Form 10-Q/A. For a further discussion of the corrections and restatements, see the “Explanatory Note” at the beginning of this Form 10-Q/A and Note 2 in the accompanying notes to condensed consolidated financial statements. Effects of the restatement of the condensed consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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

     The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application, filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”).
     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an Abbreviated New Drug Application (“ANDA”) is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because a substantial portion of the Company’s current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company’s business, financial condition, prospects and results of operations.
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
     The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see “Notes to Condensed Consolidated Financial Statements — Note 14 – Discontinued Operations-Related Party Transaction”).
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment”, (“SFAS 123R”), which requires the Company to measure and recognize compensation expense for all share-based payments at fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the consolidated statements of operations (see “Notes to Condensed Consolidated Financial Statements — Note 3 – Share-Based Compensation”).

     The following table shows the revenues, gross margin dollars, and operating income by segment for the three months ended April 1, 2006 and April 2, 2005:

	April 1,	April 2,
	2006	2005
	(Restated)	(Restated)
Revenues:
Generic	$164,116	$102,974
Branded	8,202	—

Total revenues	172,318	102,974

Gross margin:
Generic	43,123	37,295
Branded	6,045	—

Total gross margin	49,168	37,295

Operating income (loss):
Generic	16,212	10,944
Branded	(9,238)	(9,410)

Total operating income	$6,974	$1,534
     Total revenues and gross margin dollars increased 67.3% and 31.8%, respectively, for the three months ended April 1, 2006 from the three months ended April 2, 2005. Generic revenues increased 59.4% while gross margin dollars increased by 15.6% for the three months ended April 1, 2006 from the three months ended April 2, 2005. Increased sales and gross margin dollars in 2006 were primarily due to new product launches. In the first quarter of 2005, all of the Company’s revenues were generated by its generic segment. Branded revenues and gross margin dollars for the first quarter of 2006 of $8,202 and $6,045, respectively, were primarily derived from sales of Megace® ES.
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
     The Company had net income of $4,514 for the three months ended April 1, 2006 as compared to net income of $939 for the three months ended April 2, 2005. Income from continuing operations of $4,514 in the first quarter of 2006 increased $2,858 from $1,656 in the first quarter of 2005. The results included research and development spending in the three months ended April 1, 2006 of $13,852, which decreased $1,532 over the corresponding period of the prior year due principally to lower outside development projects, partially offset by additional personnel costs. Selling, general and administrative expenses in the first quarter of 2006 of $28,342 increased from $20,377 in the first quarter of 2005 due principally to costs incurred to support the Company’s Megace® ES launch, which occurred in July 2005. These costs were partially offset by lower legal expenses in the first quarter of 2006.
RESULTS OF OPERATIONS
Revenues
     Total revenues for the three months ended April 1, 2006 were $172,318, increasing $69,344, or 67.3%, from total revenues of $102,974 for the three months ended April 2, 2005. Revenues for generic products for the three months ended April 1, 2006 were $164,116, increasing $61,142, or 59.4%, from generic revenues of $102,974 for the three months ended April 2, 2005, due primarily to the introduction of new products sold under various distribution agreements, including fluticasone, which generated net sales of $56,265, and various amoxicillin products, which generated net sales of $17,646, along with the introduction of new manufactured products, including tramadol HCl and acetaminophen tablets, which were introduced in the second quarter of 2005 and had net sales of $8,951 in the first quarter of 2006. Partially offsetting these increases were lower net sales of certain existing products, including paroxetine, which decreased by $5,161, and megestrol acetate oral suspension, which decreased $5,025 from the first quarter of 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Total revenues in the three months ended April 2, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement, which was recorded in other product related revenues. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $132,271, or

76.8% of the Company’s total revenues, in the first quarter of 2006, and $50,376, or 48.9% of the Company’s total revenues, in the first quarter of 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the branded segment were $8,202 for the three months ended April 1, 2006, primarily due to sales of Megace® ES, which was launched in the third quarter of 2005.
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
     In April 2005, the Company received final approval from the FDA to market tramadol hydrochloride (HCl) and acetaminophen tablets and was awarded 180 days of marketing exclusivity. The exclusivity period expired on October 22, 2005 and one additional competitor received FDA approval for a competing product in December 2005. In anticipation of additional generic competition in the near future, the Company has maintained trade inventory levels of this product in accordance with its normal business practices for products with additional expected competition. Annual net sales levels in 2006 for this product are expected to drop significantly from annual net sales of $67,817 in 2005 due to expected additional competition and its corresponding effect on pricing and market share.
     First quarter sales of quinapril HCl were $5,150. Additional generic competitors may enter the market with competing products at any time in the future; however, at this time, the Company cannot predict if and when these competitors could enter the market. The Company has maintained inventory of this product at the trade level in accordance with its normal business for products with additional expected competition. Additional generic competition in 2006 could result in a decline in annual net sales of quinapril from $15,372 in 2005.
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
     The Company’s gross revenues before deductions for chargebacks, rebates (including rebates paid under federal and state government Medicaid drug reimbursement programs), price adjustments, sales returns and other sales allowances were $369,494 for the three months ended April 1, 2006 compared to $299,626 for the three months ended April 2, 2005. Deductions from gross revenues were $197,176 in the first quarter of 2006 and $196,652 in the first quarter of 2005. These deductions are discussed in the Notes to Condensed Consolidated Financial Statements – “Note 6 – Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 53.4% in the first quarter of 2006 compared to 65.6% in the first quarter of 2005, primarily due to lower competition on the new products introduced in 2006 and a reduction on wholesale invoice price on certain of the Company’s existing products. Among the top selling products that did not have sales in the corresponding prior year three-month period were fluticasone (Flonase®), various amoxicillin products (Amoxil®), tramadol HCl and acetaminophen tablets (Ultracet®), cefprozil (Cefzil®), and Megace® ES.
     The Company may provide price protection, which is common in the Company’s industry, due to various competitive factors. Such price protection is provided through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. The Company will generally offer price protection for drugs for which it anticipates significant price erosion through increases in competition. Price protection is offered solely at the discretion of the Company and there are circumstances under which the Company may not afford price protection to certain customers and consequently, as a matter of business strategy, lose future sales volume to competitors rather than reduce its pricing. Throughout fiscal year 2005, the Company issued significant price protection credits and had generally lowered contract pricing on its key products due to competition. At April 1, 2006, the Company did not have any material price protection reserves. At December 31, 2005, the Company had price protection reserves of approximately $2,500 primarily due to competition with respect to tramadol HCl and acetaminophen tablets (Ultracet®).
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
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to non-contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two to four month period, on average.
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
     The following tables summarize the activity for the three months ended April 1, 2006 and April 2, 2005 in the accounts affected by the estimated provisions described elsewhere in this quarterly report:

	For the three months ended April 1, 2006 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(102,256)	$(110,309)	$— (1)	$112,735	$(99,830)
Rebates and incentive programs	(50,991)	(55,165)	—	39,207	(66,949)
Product returns	(32,893)	(8,013)	(1,473)	6,523	(35,856)
Cash discounts and other	(15,333)	(11,863)	—	11,330	(15,866)

Total	$(201,473)	$(185,350)	$(1,473)	$169,795	$(218,501)

Accrued liabilities
Medicaid rebates	$(9,040)	$(10,353)	$—	$4,391	$(15,002)

	For the three months ended April 2, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
	balance	sales	period sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(126,621)	$— (1)	$134,158	$(84,449)
Rebates and incentive programs	(49,718)	(36,172)	—	41,873	(44,017)
Product returns	(61,986)	(7,179)	(3,877)	11,288	(61,754)
Cash discounts and other	(13,287)	(16,902)	—	15,529	(14,660)

Total	$(216,977)	$(186,874)	$(3,877)	$202,848	$(204,880)

Accrued liabilities

Medicaid rebates	$(8,755)	$(5,901)	$—	$4,173	$(10,483)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis: however, based upon analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

Use of Estimates in Reserves
     The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease its reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company changed its assumptions and estimates, its revenue reserves would change, which would impact the net revenues it reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Gross Margin
     The Company’s gross margin of $49,168 (28.5% of total revenues) in the first quarter of 2006 increased $11,873 from $37,295 (36.2% of total revenues) in the corresponding period of 2005. The generic product’s gross margin of $43,123 (26.3% of generic revenues) in the first three months ended April 1, 2006 increased $5,828 from $37,295 (36.2% of generic revenues) in the corresponding period of 2005. The higher gross margin dollars are due primarily to the increased net sales discussed above, partially offset by the decrease of other product related revenue. The decrease in the generic gross margin percentage was due primarily to the introduction of fluticasone and the amoxicillin products, which, after profit splits with partners, have significantly lower gross margin percentages than other products (approximately 20% for fluticasone and the amoxicillin products as compared to approximately 25% for the generic business segment in its entirety). Also contributing to the lower gross margin percentage was an increase in inventory write-offs. Inventory write-offs of $5,686 in the first quarter of 2006 increased $5,069 from $617 in the first quarter of 2005. The increase in inventory write-offs was due primarily to the write-off of inventory related to a product whose launch was delayed and the increased disposal of finished products due to short shelf lives. Gross margin for the branded products was $6,045 for the three months ended April 1, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005.
Operating Expenses
Research and Development
     The Company’s research and development expenses of $13,852 for the three months ended April 1, 2006 decreased $1,532, or 10.0%, from the three months ended April 2, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $5,066, primarily due to the termination of an agreement with Advancis in 2005, pursuant to which the Company had paid $4,750 in the first quarter of 2005, partially offset by increased domestic development operations of $2,952 primarily due to additional personnel costs including stock compensation expense.
     Although there can be no such assurance, research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to be approximately the same as those for fiscal year 2005.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses of $28,342 (16.4% of total revenues) for the three months ended April 1, 2006 increased $7,965, or 39.1%, from $20,377 (19.8% of total revenues) for the three months ended April 2, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $6,140 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005 and increased general and administrative personal costs of $1,103 primarily due to increased stock compensation expense, partially offset by decreased legal fees of $1,190. Shipping costs were approximately $1,200 and $700 for the three months ended April 1, 2006 and April 2, 2005, respectively. The increased shipping costs in 2006 are due to the increased sales in the period. Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2006 are expected to increase by up to 25% to 30% from fiscal year 2005 primarily due to continued branded drug marketing activities.
Other Expense
     Other expense was $39 in the first quarter of 2006 as compared to other expense of $26 in the first quarter of 2005.

Net Investment Gain
     During the three months ended April 2, 2005, the Company sold 62 shares of New River Pharmaceuticals, Inc. common stock and recorded a gain on sale of $1,353.
Equity Loss in Joint Venture
     Equity loss in joint venture was $253 and $36 for the three months ended April 1, 2006 and April 2, 2005, respectively. The amount represents the Company’s share of loss in the SVC joint venture that relates primarily to research and development costs incurred by the joint venture.
Interest Income
     Interest income was $1,983 and $1,331 for the quarter ended April 1, 2006 and April 2, 2005, respectively, and principally includes interest income derived primarily from money market and other short-term investments.
Interest Expense
     Interest expense was $1,694 and $1,715 for the quarter ended April 1, 2006 and April 2, 2005, respectively. Interest expense for 2006 and 2005 principally includes interest payable on the Company’s convertible notes.
Income Taxes
     The Company recorded a provision for income taxes of $2,457 and $785 for the first three months of 2006 and 2005, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see “Notes to Condensed Consolidated Financial Statements — Note 10 — Income Taxes”). The Company’s effective tax rates for the three months ended April 1, 2006 was 35.2% as compared to 32.2% for the three months ended April 2, 2005.
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
FINANCIAL CONDITION
Liquidity and Capital Resources
     Cash and cash equivalents of $45,702 at April 1, 2006 decreased by $47,775 from $93,477 at December 31, 2005, primarily due to net cash used in operating activities and the purchases of capital expenditures and intangibles. In the first quarter of 2006, cash used by operations was $23,442, primarily due to the increase in its accounts receivable from higher sales in the quarter primarily driven by the first quarter of 2006 launch of fluticasone pursuant to a supply and distribution agreement with GSK and to a lesser extent slower collections, and an increase in inventory, partially offset by increase in payables to distribution partners for profit splits owed for sales. Cash flows used in investing activities were $32,008 for the three months ended April 1, 2006, principally due to the purchase of intangibles of $14,137, including the Teva asset purchase agreement, a $9,000 advance for product rights paid to Abrika and capital expenditures of $6,110. The capital expenditures included the expansion of the Company’s laboratories located in Spring Valley, New York and the expansion of its research and development laboratories in Franklin Township, New Jersey. Cash provided by financing activities was $7,675 as the Company obtained $8,756 from the issuance of shares of common stock upon the exercise of stock options, partially offset by net principal payments under long-term debt and other borrowings of $1,154.
     The Company’s working capital, current assets minus current liabilities, of $309,049 at April 1, 2006 increased $1,439, from $307,610 at December 31, 2005. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.49x at April 1, 2006 compared to 2.97x at December 31, 2005. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations.
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
     Available for sale debt securities of $103,092 included in current assets at April 1, 2006 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its research and development activities, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.
     As of April 1, 2006, the Company had payables due to distribution agreement partners of $99,751 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation with it, out of its working capital during the second quarter of 2006. In the second quarter of 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.
     There have been no material changes to the Company’s contractual obligations table presented as of December 31, 2005 in our Form 10-K/A.
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
Financing
     At April 1, 2006, the Company’s total outstanding short and long-term debt, including the current portion, was $203,858. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. See Item 1 of Part II – “Legal Proceedings” and Notes to Condensed Consolidated Financial Statements – Note 13 – “Commitments, Contingencies and Other Matters.”
Critical Accounting Policies and Use of Estimates
     The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K/A for the fiscal year ended December 31, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.

Subsequent Events
          Refer to Notes to Condensed Consolidated Financial Statements – Note 13 – “Commitments, Contingencies and Other Matters” and Item 1 of Part II – “Legal Proceedings.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. In connection with the restatement of its condensed consolidated financial statements, the Company reevaluated its disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of April 1, 2006 because of material weaknesses in its internal controls over financial reporting. This conclusion is different from the conclusion disclosed in the Company’s Original 10-Q.
Changes in Internal Control over Financial Reporting
          There were no significant changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2006.
Remediation of Material Weaknesses
          The Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Quarterly Report on Form 10-Q/A, the Company has implemented the following measures:
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          The Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
          As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2006, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants must answer, move, or otherwise respond no later than June 29, 2007. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested.
          On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. According to the current scheduling order, plaintiffs amended complaint is due no later than June 30, 2007. Defendants must answer, move, or otherwise respond no later than August 30, 2007. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to allege stock option backdating. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.
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
          After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. In the event that the Court in the matter were to (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes, the Company may seek to finance all or a portion of such payment with additional debt and/or equity issuances or a loan facility.
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
          The Company and Genpharm Inc., (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm had alleged that the Company was in violation of those agreements and brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company denied any violation of such agreements and asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the Company. In August 2006, the Company and Genpharm entered into a settlement agreement pursuant to arbitration proceedings to resolve ongoing disputes between the two parties. The Company and Genpharm had previously entered into a distribution agreement with respect to a number of generic pharmaceutical products. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of this settlement.
     Patent Related Matters
          On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the court for pretrial conferences on June 13 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.
          On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Par patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the registrant’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the registrant’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On Par’s motion the court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
          On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed Par’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, Par appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of Par’s experts before awarding summary judgment to Roxane. The parties have fully briefed the appeal, and are awaiting a date for oral argument.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and Par’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by Par’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. Par has requested permission from the court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the court proceed to trial on Par’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed Par’s requests, and the parties are awaiting a decision by the court on these requests. The Company intends to defend vigorously this action.
     The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an Abbreviated New Drug Application (“ANDA”) (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million. The lawsuit was resolved by settlement. The settlement and license agreement terminates all on-going litigation. The settlement and license agreement also permits the Company to launch the generic version of the product no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue. On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act. The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.
     On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of United States Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company was granted a stay and the action was terminated without prejudice pending final resolution of the Roxane appeal.
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD0(ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     In February 2006, Par entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit Par to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that Par Pharmaceutical Companies, Inc., Par Pharmaceutical Inc., and Kali Laboratories, Inc. (collectively “Par”) infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par denies Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. Par also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.
     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc.(“Astellas”), filed an amended complaint against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical (collectively “Par”) and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. Par denies Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. Par counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.
     On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCL SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCL SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify Par’s counsel. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par Pharmaceutical, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of extended release tablets containing tramadol hydrochloride. Par is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.
          Industry Related Matters
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
          With respect to the Erie action, on September 7, 2006 the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand the suit is pending.

     The County of Nassau, New York filed a Second Amended Complaint in its action against a number of other generic and brand pharmaceutical companies, naming the Company as a defendant on January 30, 2006. The case has been consolidated, for purposes of discovery and briefing, with the action filed by a number of other New York counties and the City of New York. The matters are presently in the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On March 3, 2006, the Company and the other defendants filed motions to dismiss the Second Amended Complaint filed by Nassau County and the consolidated complaint brought by the other counties and the City of New York. These motions were granted in part and denied in part on April 2, 2007.
     With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for District of Massachusetts for coordinated and consolidated pre-trial proceedings.
     The Company’s motion to dismiss the Commonwealth of Massachusetts’ First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth’s First Amended Complaint on November 14, 2005.
     With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.
     With respect to the Illinois action, after removing the action brought by the State of Illinois, the defendants filed a motion to dismiss the State’s First Amended Complaint on October 18, 2006. This motion is currently pending, as is a motion to remand that has been filed by the State. The action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.
     The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006.
     With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants’ motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters’ recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State’s motion to remand is pending.
     With respect to the Hawaii matter, the State’s motion to remand the action was granted on November 30, 2006. On January 12, 2007, the defendants filed a joint motion to dismiss the State’s First Amended Complaint. This motion was denied on April 11, 2007, and the Company answered the First Amended Complaint on April 23, 2007.
     The State of Alaska filed an Amended Complaint on October 17, 2006, naming the Company and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys’ fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The defendants filed a joint motion to dismiss the State’s Amended Complaint on January 5, 2007. This motion was denied on May 7, 2007. The Company intends to defend this action vigorously.
     The State of South Carolina filed two related actions against the Company on December 1, 2006. One of these Complaints seeks relief on behalf of the South Carolina Medicaid Agency and the other seeks relief on behalf of the South Carolina State Health Plan. Both South Carolina Complaints plead causes of action for (i) violation of the South Carolina Unfair Trade Practices Act; (ii) unjust enrichment; and (iii) injunctive relief. Both Complaints seek monetary damages and prejudgment interest; treble damages, attorneys’ fees, and costs; civil penalties; disgorgement; injunctive relief; and other relief deemed just and equitable by the Court. On January 26, 2007, the Company moved to dismiss each Complaint or, in the alternative, for a more definite statement with respect to each Complaint. These motions are currently pending.
     The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys’ fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State’s Complaint. This motion is currently pending.
     Finally, on April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys’ fees, experts’ fees, and costs; and other relief deemed just and equitable by the Court.
     The Company is, from time to time, a party to certain other litigations, including product liability and patent litigations. The Company believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend or, in cases where the Company is plaintiff, to prosecute these litigations vigorously.
Item 1A. Risk Factors.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K/A. Please refer to that section for disclosures regarding certain risks and uncertainties related to the Company’s business and condition.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities(1)
Quarter Ending April 1, 2006

			Total Number of
			Shares of
		Average	Common Stock	Maximum Number of
	Total Number of	Price Paid	Purchased as Part	Shares of Common
	Shares of	per Share of	of Publicly	Stock that May Yet Be
	Common Stock	Common	Announced Plans	Purchased Under the
Period	Purchased (3)	Stock	or Programs	Plans or Programs (2)
January 1, 2006 through January 28, 2006	15,229	N/A	—	632,434

January 29, 2006 through February 25, 2006	—	N/A	—	632,434

February 26, 2006 through April 1, 2006	2,225	N/A	—	632,434

Total	17,454	N/A	—

(1)	In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million. The repurchase program has no expiration date.

(2)	Based on the closing price of the Company’s common stock on The New York Stock Exchange $28.18 at March 31, 2006.

(3)	The total number of shares purchased represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
Item 6. Exhibits.

10.67	Employment Agreement, dated as of February 10, 2006, by and between Par Pharmaceutical, Inc. and Gerard Martino. Incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended April 2, 2006 on May 12, 2006.

31.1	Certification of the Principal Executive Officer (filed herewith.)

31.2	Certification of the Principal Financial Officer (filed herewith.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC. (Registrant)

July 10, 2007	/s/ Patrick G. LePore Patrick G. LePore
President and Chief Executive Officer

July 10, 2007	/s/ Gerard A. Martino Gerard A. Martino
Executive Vice President and Chief Operating Officer

July 10, 2007	/s/ Veronica A. Lubatkin Veronica A. Lubatkin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.67	Employment Agreement, dated as of February 10, 2006, by and between Par Pharmaceutical, Inc. and Gerard Martino. Incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended April 2, 2006 on May 12, 2006.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.