Form 10-Q/A
period 2006-07-01
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-07-10
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2006
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

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED JULY 1, 2006

Explanatory Note
     Par Pharmaceutical Companies, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (the “Original 10-Q”) because the Company was not able to finalize the condensed consolidated financial statements for inclusion in its Original 10-Q. At the time of filing the Original 10-Q, the Company was in the process of restating certain of its financial information included in the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2005, and for the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (the “Restatement”) due to the discovery of certain accounting errors. The Original 10-Q was filed without Part I, Items 1 and 2, and the Rule 13a-14 (a) and Section 906 certifications by its President and Chief Executive Officer and by its Chief Financial Officer (the “Omitted Sections”), as indicated in the Company’s Notification of Late Filing on Form 12b – 25, filed with the Commission on August 11, 2006.
     As previously disclosed, the Audit Committee of the Board of Directors of the Company concluded that due to accounting errors the Company’s previously issued condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2005 need to be restated. The more significant errors related to accounts receivable reserves and inventory valuation and existence issues. The Company also restated its condensed consolidated financial statements to correct additional errors identified in its assessment of historical accounting matters relating to its accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and certain other items. A description of the restatement errors and the related impact on the Company’s previously issued condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2005 is contained in the Notes to Condensed Consolidated Financial Statements.
     The Company has not modified or updated the disclosures in the Original 10-Q other than as required to include the Omitted Sections, to reflect the effects of the Restatement, and to update the Legal Proceedings in Item 1 of Part II. This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Items 1A, 2 and 6 of Part II of the Original 10-Q and no other information included in the Original 10-Q is amended hereby. The Company has not amended and does not anticipate amending its Annual Reports on Form 10-K for any of the years prior to the year ended December 31, 2005, nor does it anticipate amending any Quarterly Reports on Form 10-Q that were originally filed for any of the quarterly periods prior to (or including) the year ended December 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in the previously filed Form 10-K/A and this 10-Q/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$65,024	$93,477
Available for sale debt and marketable equity securities	98,121	103,066
Accounts receivable, net	125,924	62,362
Inventories	109,305	96,393
Prepaid expenses and other current assets	12,016	18,759
Deferred income tax assets	75,678	69,256
Income taxes receivable	18,859	18,859
Assets held for sale	—	1,944

Total current assets	504,927	464,116

Property, plant and equipment, at cost less accumulated depreciation and amortization	89,419	87,570
Available for sale debt and marketable equity securities	4,151	3,741
Investment in joint venture	4,224	4,153
Other investments	19,558	21,741
Intangible assets, net	42,443	36,235
Goodwill	58,729	58,729
Deferred charges and other assets	16,324	8,828
Non-current deferred income taxes, net	50,507	50,917

Total assets	$790,282	$736,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$833	$3,011
Accounts payable	45,740	56,412
Payables due to distribution agreement partners	103,935	46,937
Accrued salaries and employee benefits	10,378	12,780
Accrued expenses and other current liabilities	17,058	25,739
Income taxes payable	15,057	9,683
Liabilities held for sale	—	1,944

Total current liabilities	193,001	156,506

Long-term debt, less current portion	201,908	202,001
Other long-term liabilities	345	335

Stockholders’ equity:
Preferred Stock, par value $.0001 per share, authorized 6,000,000 shares; none issued and outstanding	—	—
Common Stock, par value $.01 per share, authorized 90,000,000 shares, issued 35,903,728 and 35,114,026 shares	359	351
Additional paid-in-capital	237,412	217,403
Retained earnings	190,824	193,515
Accumulated other comprehensive loss	(822)	(1,903)
Treasury stock, at cost 869,845 and 848,588 shares	(32,745)	(32,178)

Total stockholders’ equity	395,028	377,188

Total liabilities and stockholders’ equity	$790,282	$736,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(Restated		(Restated
		see Note 2)		see Note 2)
Revenues:
Net product sales	$190,583	$127,473	$359,620	$220,802
Other product related revenues	4,655	4,127	7,937	13,772

Total revenues	195,238	131,600	367,557	234,574
Cost of goods sold	140,471	67,886	263,621	133,565

Gross margin	54,767	63,714	103,936	101,009
Operating expenses:
Research and development	17,557	18,032	31,409	33,416
Selling, general and administrative	42,941	24,946	71,283	45,323

Total operating expenses	60,498	42,978	102,692	78,739

Operating (loss) income	(5,731)	20,736	1,244	22,270

Other expense, net	(1,108)	(181)	(1,146)	(207)
Equity loss from joint venture	(225)	(106)	(479)	(142)
Net investment loss	(3,773)	(6,477)	(3,773)	(5,124)
Interest income	1,973	1,110	3,956	2,441
Interest expense	(1,693)	(1,719)	(3,388)	(3,434)

(Loss) income from continuing operations before (benefit) provision for income taxes	(10,557)	13,363	(3,586)	15,804
(Benefit) provision for income taxes	(3,352)	5,311	(896)	6,096

(Loss) income from continuing operations	(7,205)	8,052	(2,690)	9,708

Discontinued operations:
Loss from discontinued operations	—	(1,338)	—	(2,494)
Benefit for income taxes	—	(508)	—	(947)

Loss from discontinued operations	—	(830)	—	(1,547)

Net (loss) income	$(7,205)	$7,222	$(2,690)	$8,161

Basic earnings (loss) per share of common stock:
(Loss) income from continuing operations	$(0.21)	$0.24	$(0.08)	$0.28
Loss from discontinued operations	—	(0.03)	—	(0.04)

Net (loss) income	$(0.21)	$0.21	$(0.08)	$0.24

Diluted earnings (loss) per share of common stock:
(Loss) income from continuing operations	$(0.21)	$0.23	$(0.08)	$0.28
Loss from discontinued operations	—	(0.02)	—	(0.04)

Net (loss) income	$(0.21)	$0.21	$(0.08)	$0.24

Weighted average number of common shares outstanding:
Basic	34,454	34,186	34,368	34,081

Diluted	34,454	34,467	34,368	34,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
		July 2, 2005
	July 1, 2006	(Restated see Note 2)
Cash flows from operating activities:
Net (loss) income	$(2,690)	$8,161
Deduct: (Loss) from discontinued operations, net of tax	—	(1,547)

(Loss) income from continuing operations	(2,690)	9,708
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,720)	17,053
Depreciation and amortization	10,777	6,050
Investment impairment	3,773	8,280
Equity in net loss of joint venture	479	142
Allowances against accounts receivable	37,893	(65,410)
Share-based compensation expense	10,453	1,788
Loss on disposal of fixed assets	220	—
Gain on sale of investments	—	(3,156)
Tax benefit on exercise of nonqualified stock options	691	398
Excess tax benefit on exercise of nonqualified stock options	(676)	—
Other	(25)	(2)
Changes in assets and liabilities, net of the effects of divestitures:
(Increase) decrease in accounts receivable	(101,455)	6,186
Increase in inventories	(12,912)	(10,388)
Decrease in prepaid expenses and other assets	8,247	5,619
Decrease in accounts payable	(4,316)	(5,181)
Increase in payables due to distribution agreement partners	56,999	2,194
(Decrease) increase in accrued expenses and other liabilities	(8,611)	9,818
Increase (decrease) in income taxes payable/receivable	5,374	(12,174)

Net cash used in operating activities	(2,499)	(29,075)
Net cash used in operating activities from discontinued operations	—	(3,747)

Cash flows from investing activities:
Capital expenditures	(11,235)	(12,384)
Purchases of intangibles	(14,137)	—
Acquisition of subsidiary, net of cash acquired	—	98
Purchases of long-term investments	—	(12,000)
Purchases of available for sale debt and marketable equity securities	(268)	(36,087)
Proceeds from sale of available for sale debt and marketable equity securities	5,000	90,189
Proceeds from sale of long-term investments	—	4,310
Acquisition of subsidiary, contingent payment	(2,500)	(2,500)
Capital contributions to joint venture	(550)	(1,370)
Advance for product rights	(9,000)	—
Other	—	2
Net cash (used in) provided by investing activities	(32,690)	30,258
Net cash used in investing activities from discontinued operations	—	(298)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	8,898	1,925
Excess tax benefits on exercise of nonqualified stock options	676	—
Borrowings related to financed insurance premium liabilities	—	43
Purchase of treasury stock	(567)	(152)
Payments of short-term debt related to financed insurance premiums	(2,118)	(3,394)
Principal payments under long-term and other borrowings	(153)	(149)

Net cash provided by (used in) financing activities	6,736	(1,727)

	Six Months Ended
		July 2, 2005
	July 1, 2006	(Restated see Note 2)
Net decrease in cash and cash equivalents	(28,453)	(4,589)
Cash and cash equivalents at beginning of period	93,477	36,682

Cash and cash equivalents at end of period	$65,024	$32,093
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$890	$2,079

Interest	$2,927	$2,944

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$1,788	$15,942

Capital expenditures incurred but not yet paid	$254	$1,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
(In thousands, except per share amounts or as otherwise noted)
(Unaudited)
     Par Pharmaceutical Companies, Inc. (the “Company”) operates, primarily through its wholly-owned subsidiary, Par Pharmaceutical, Inc. (“Par”), in two business segments, the manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals, principally in the United States. The Company also wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products and certain products in the semi-solid form of a cream.
     In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd. (“FineTech”), effective December 31, 2005. The Company transferred FineTech to a former officer and director of the Company for no consideration.
Note 1 - Basis of Presentation:
     The accompanying condensed consolidated financial statements at July 1, 2006 and for the three-month and six-month periods ended July 1, 2006 and July 2, 2005 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K/A.
     The Company corrected the date of the fiscal quarter ended July 1, 2006. The Company previously reported that its fiscal quarters ended on the Sunday closest to each quarter end. However, the Company’s accounting systems cut-off on the Saturday closest to the fiscal quarter end. The Company corrected the fiscal quarter end date to reflect a Saturday ending date. The correction of the quarter end date did not impact the amounts presented for the fiscal quarter.
     Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements. Accordingly, these statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K/A. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.
     As more fully discussed below in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. The Company adopted the modified prospective transition method provided under SFAS No. 123R and, consequently, has not retroactively adjusted results for prior periods.
Note 2 – Restatement of Previously Issued Financial Statements:
     As previously disclosed, the Audit Committee of the Board of Directors of the Company concluded that due to accounting errors the Company’s previously issued condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2005 need to be restated. The more significant errors related to accounts receivable reserves and inventory valuation and existence issues. The Company also restated its condensed consolidated financial statements to correct additional errors identified in its assessment of historical accounting matters relating to its accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and certain other items. A description of the restatement errors and the related impact on the Company’s previously issued condensed consolidated financial statements for the three-month and six-month periods ended July 2, 2005 follows.
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
     For the three-month and six-month periods ended July 2, 2005, the Company recorded restatement adjustments that decreased total accounts receivable reserves and increased revenues to reflect their recognition in the correct periods.
Inventory Valuation and Existence
     The Company maintains inventories for raw materials, supplies, work in process, and finished goods. The restatements of inventory and cost of goods sold relate to errors in the assessment of inventory valuation and existence during the periods presented. Inventory restatement adjustments resulted from (i) the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand, at that time, and (ii) from the identification of recorded inventory amounts for which no underlying product existed. For such items, the Company identified the underlying transactions that had not been properly recorded and corrected them in the appropriate period. Also, the Company had not historically adjusted inventory and cost of sales for manufacturing variances. Previously, the Company recorded manufacturing variances as cost of goods sold in the period in which they were generated, which was not in compliance with GAAP. The Company corrected this error in the restated financial statements to recognize manufacturing variances as a component of inventory cost and as cost of goods sold, as appropriate.
Investment in Joint Venture
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses are to be shared equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2005 and recording the Company’s share of the net equity in the investment in joint venture line item on the condensed consolidated balance sheet.
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

Sales Cut-Off
     The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the incorrect period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners for the six-month period ended July 2, 2005.
Accounts Payable Error
     The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and the related understatement of research and development expense for the three-month and six-month periods ended July 2, 2005.
Other Errors
     The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors included adjustments related to the accounting of a curtailed defined benefit plan, accounts payable corrections and other miscellaneous items related to prior periods. For the six-month period ended July 2, 2005, Other Errors includes the reversal of amounts related to accounts receivable reserves (chargebacks) and an amount related to inventory valuation. These amounts have been correctly recorded in periods prior to the six-month period ended July 2, 2005 as part of the restatement of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Presentation Restatement Items — Condensed Consolidated Statements of Operations
     The Company restated the presentation of interest expense and interest income by stating each individually on the face of the condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2005, as required by GAAP. The Company restated the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense for the three-month and six-month periods ended July 2, 2005, as required by GAAP. Previously, the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses” section of the condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2005. The Company restated the presentation of certain licensing and royalty related revenues that had previously been included in “Net product sales”, in error, on the condensed consolidated statements of operations by including these amounts in “Other product related revenues” on the condensed consolidated statements of operations for the three-month and six-month periods ended July 2, 2005, as required by GAAP.
Presentation Restatement Items — Condensed Consolidated Statements of Cash Flows
     The Company restated the Cash flows for the six-month period ended July 2, 2005 to include totals for cash flows from discontinued operations. The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for the six-month period ended July 2, 2005 in the Cash flows from operating activities section, as required by GAAP. Previously, this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions”, which was not in compliance with GAAP. The Company has presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the condensed consolidated statements of cash flows for the six-month period ended July 2, 2005, as required by GAAP. Previously the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the condensed consolidated statements of cash flows. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts to its condensed consolidated statements of cash flows for the six-month period ended July 2, 2005, as required by GAAP.
Presentation Restatement Items — Notes to Condensed Consolidated Financial Statements
     The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and other changes to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously, the disclosure of top selling products was not complete for the three-month or six-month periods ended July 2, 2005.

Impact of Restatement
     The Company has restated its condensed consolidated statement of operations and its condensed consolidated statement of cash flow for the periods ended July 2, 2005 to reflect the impact of the matters described above. The following summarizes the effect of the restatements on net income for the three-month and six-month periods ended July 2, 2005:

	For the three	For the six
	months ended	months ended
(Amounts in thousands)	July 2, 2005	July 2, 2005
Net (loss) income — as previously reported	$(621)	$1,356

Pre-tax restatement adjustments:
Accounts receivable reserves
Decrease in chargebacks	3,368	2,463
Decrease in rebates	4,276	1,716
Decrease in product returns	6,203	4,829
Decrease (increase) in cash discounts and other	686	(420)

Total Accounts Receivable Reserves	14,533	8,588
Inventory Valuation and Existence	(854)	(1,077)

Investment in Joint Venture	(32)	(28)
Accounting for a Lease Acquired in a Business Combination	126	251

Other Errors
Sales cut-off	—	1,380
Accounts payable error	(825)	(825)
Other	(88)	2,868

Total pre-tax restatement adjustments	12,860	11,157
Tax effect of restatement adjustments	5,017	4,352

After tax effect of restatement adjustments	7,843	6,805

Net income — as restated	$7,222	$8,161

     The following tables set forth the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the three-month period ended July 2, 2005:

		Discontinued
		operations
	As previously	reclassification	Restatement
	reported	adjustments	adjustments	As restated
(Amounts in thousands, except per share amounts)		(1)
Revenues:
Net product sales	$116,727	(2)	$10,748	$127,473
Other product related revenues	313	—	3,814	4,127
Total revenues	117,040	(2)	14,562	131,600
Cost of goods sold	68,203	(748)	431	67,886

Gross margin	48,837	746	14,131	63,714
Operating expenses:
Research and development	17,398	(382)	1,016	18,032
Selling, general and administrative	25,154	(221)	13	24,946
Total operating expenses	42,552	(603)	1,029	42,978

Operating income	6,285	1,349	13,102	20,736
Other income (expense), net	1,528	—	(1,709)	(181)
Equity loss from joint venture	—	—	(106)	(106)
Interest income	—	—	1,110	1,110
Interest expense	—	—	(1,719)	(1,719)
Interest expense, net	(368)	(11)	379	—
Investment impairment	(8,280)	—	8,280	—
Net investment loss	—	—	(6,477)	(6,477)
Income from continuing operations before provision for income taxes	(835)	1,338	12,860	13,363
Provision for income taxes	(214)	508	5,017	5,311
Income from continuing operations	(621)	830	7,843	8,052
Loss from discontinued operations	—	(1,338)	—	(1,338)
Benefit for income taxes	—	(508)	—	(508)
Loss from discontinued operations	—	(830)	—	(830)
Net (loss) income	$(621)	—	$7,843	$7,222

Basic earnings (loss) per share of common stock :
Income from continuing operations	$(0.02)	$0.03	$0.23	$0.24
Loss from discontinued operations	—	$(0.03)	—	$(0.03)
Net income	$(0.02)	—	$0.23	$0.21

Diluted earnings (loss) per share of common stock :
Income from continuing operations	$(0.02)	$0.02	$0.23	$0.23
Loss from discontinued operations	—	$(0.02)	—	$(0.02)
Net income	$(0.02)	—	$0.23	$0.21

Weighted average number of common shares outstanding Diluted	34,186	—	281	34,467

(1)	— Refer to Note 14 — Discontinued Operations — Related Party Transaction

     The following tables set forth the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the six-month period ended July 2, 2005:

		Discontinued
		operations
	As previously	reclassification	Restatement
	reported	adjustments	adjustments	As restated
(Amounts in thousands, except per share amounts)		(1)
Revenues:
Net product sales	$207,815	(53)	$13,040	$220,802
Other product related revenues	6,726	—	7,046	13,772
Total revenues	214,541	(53)	20,086	234,574
Cost of goods sold	126,552	(1,241)	8,254	133,565

Gross margin	87,989	1,188	11,832	101,009
Operating expenses:
Research and development	33,387	(852)	881	33,416
Selling, general and administrative	46,506	(471)	(712)	45,323
Total operating expenses	79,893	(1,323)	169	78,739

Operating income	8,096	2,511	11,663	22,270
Other expense, net	2,851	—	(3,058)	(207)
Equity loss from joint venture	—	—	(142)	(142)
Interest income	—	—	2,441	2,441
Interest expense	—	—	(3,434)	(3,434)
Interest expense, net	(514)	(17)	531	—
Investment impairment	(8,280)	—	8,280	—
Net investment loss	—	—	(5,124)	(5,124)
Income from continuing operations before provision for income taxes	2,153	2,494	11,157	15,804
Provision for income taxes	797	947	4,352	6,096
Income from continuing operations	1,356	1,547	6,805	9,708
Loss from discontinued operations	—	(2,494)	—	(2,494)
Benefit for income taxes	—	(947)	—	(947)
Loss from discontinued operations	—	(1,547)	—	(1,547)
Net income	$1,356	—	$6,805	$8,161

Basic earnings (loss) per share of common stock :
Income from continuing operations	$0.04	$0.04	$0.20	$0.28
Loss from discontinued operations	—	$(0.04)	—	$(0.04)
Net income	$0.04	—	$0.20	$0.24

Diluted earnings (loss) per share of common stock :
Income from continuing operations	$0.04	$0.04	$0.20	$0.28
Loss from discontinued operations	—	$(0.04)	—	$(0.04)
Net income	$0.04	—	$0.20	$0.24

(1) — Refer to Note 14 — Discontinued Operations — Related Party Transaction

     The following tables set forth the effects of the restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the six-month period ended July 2, 2005:

		Discontinued
	As	operations
	previously	reclassification	Restatement	As
	reported	adjustments	adjustments	restated
(Amounts in thousands)		(1)
Cash flows from operating activities:
Net income	$1,356	—	$6,805	$8,161
(Loss) from discontinued operations, net of tax	—	(1,547)	—	(1,547)
Income from continuing operations	—	1,547	8,161	9,708
Deferred income taxes	14,691	2,310	52	17,053
Depreciation and amortization	7,120	(693)	(377)	6,050
Equity in net loss of joint venture	—	—	142	142
Inventory reserves	2,873	—	(2,873)	—
Allowances against accounts receivable	(14,410)	—	(51,000)	(65,410)
Tax benefit on exercise of nonqualified stock options	—	—	398	398
Gain on sale of investments	(2,841)	—	(315)	(3,156)
Stock compensation expense	1,785	—	3	1,788
Other	(58)	—	56	(2)
Changes in assets and liabilities:		—
Increase in accounts receivable	(25,626)	—	31,812	6,186
Increase in inventories	(17,831)	—	7,443	(10,388)
Decrease (increase) in prepaid expenses and other assets	5,439	48	132	5,619
(Decrease) in accounts payable	(248)	888	(5,821)	(5,181)
(Decrease) in payables due to distribution agreement partners	(3,141)	—	5,335	2,194
Increase in accrued expenses and other liabilities	2,862	(353)	7,309	9,818
(Decrease) in income taxes payable	(15,898)		3,724	(12,174)
Net cash used in operating activities	$(35,647)	$3,747	$2,825	$(29,075)
Net cash used in operating activities from discontinued operations	$—	$(3,747)	$—	$(3,747)

Cash flows from investing activities:
Capital expenditures	(13,138)	298	456	(12,384)
Purchases of available for sale debt securities	(36,577)	—	490	(36,087)
Acquisition of subsidiary, contingent payment	—	—	(2,500)	(2,500)
Capital contributions to joint venture	—	—	(1,370)	(1,370)
Proceeds from sale of fixed assets	2	—	(2)	—
Other	98	—	(96)	2
Acquisition of subsidiary, net of cash acquired	—	—	98	98
Net cash provided by investing activities	$32,884	$298	$(2,924)	$30,258
Net cash used in investing activities from discontinued operations	$—	$(298)	$—	$(298)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	1,928	—	(3)	1,925
Payments of short-term debt related to financed insurance premiums	—	—	(3,394)	(3,394)
Borrowings related to financed insurance premium liabilities	—	—	43	43
Principal payments under long-term debt and other borrowings	(3,454)	—	3,305	(149)
Net cash used in financing activities	$(1,678)	$—	$(49)	$(1,727)

Net decrease in cash and cash equivalents	(4,441)	—	(148)	(4,589)

Cash and cash equivalents at beginning of period	$36,534	$—	$148	$36,682

		Discontinued
	As	operations
	previously	reclassification	Restatement	As
	reported	adjustments	adjustments	restated
		(1)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,998	$—	$81	$2,079
Interest	$2,955	$—	$(11)	$2,944

Non-cash transactions:
Tax benefit from exercise of stock options	$398	$—	$(398)	$—

Capital expenditures incurred but not yet paid	$—		$1,460	$1,460

Increase in fair value of available for sale debt and marketable equity securities	$7,257	$—	$8,685	$15,942

(1)	— Refer to Note 14 — Discontinued Operations — Related Party Transaction
Note 3 — Share-Based Compensation:
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in a Company’s income statement based on their grant-date fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method, compensation expense is recorded for all nonvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for employee stock-based compensation and complied with the disclosure provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed by SAB 107 in connection with its adoption of SFAS 123R.
     Prior to 2006, compensation costs related to stock options granted at fair value under plans were not recognized in the Company’s consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. Prior periods have not been restated to reflect the impact of adopting the new Standard. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. As a result of the adoption of SFAS 123R, $676 of excess tax benefits for the six months ended July 1, 2006 has been classified as both an operating cash outflow and financing cash inflow.
     The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options generally vest ratably over four years and have a maximum term of ten years.
     As of July 1, 2006, there were approximately 3.8 million shares of common stock available for future grant. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

     The following table illustrates the effects on net income and net income per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three-month and six-month periods ended July 2, 2005:

	Three Months	Six Months
	Ended	Ended
	July 2,	July 2,
	2005	2005
	(Restated)	(Restated)
Net income	$7,222	$8,161
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	450	833
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(3,242)	(23,976)

Pro forma net income (loss)	$4,430	$(14,982)

Net income (loss) per share of common stock :

As restated — basic	$0.21	$0.24
As restated — diluted	$0.21	$0.24

Pro forma — basic	$0.13	$(0.44)
Pro forma — diluted	$0.13	$(0.44)
     In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all of its stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grant, was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $7,333. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R. In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $415 in the quarter ended April 1, 2006. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record compensation expense of $1,115, of which $695 was recorded in the quarter ended April 1, 2006. The remaining $420 will be amortized over the remaining vesting period of the modified options, of which $59 was recorded in the quarter ended July 1, 2006.
     As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of nonvested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on the sale of discontinued operations in fiscal 2005 due to the acceleration of the restricted stock. The exercise prices of 120 of the accelerated stock options were below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations, which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the then closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.
Stock Options
     The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	4.0%	4.4%	3.7%
Expected life (in years)	6.2	5.0	6.2	4.9
Expected Volatility	56.9%	57.7%	58.2%	58.6%
Dividend	0%	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month period ended July 1, 2006 and July 2, 2005 were $15.79 and $17.38, respectively. The weighted average per share fair value of options granted in the six month period ended July 1, 2006 and July 2, 2005 were $19.11 and $20.95, respectively.
     Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and six-month periods ended July 1, 2006:

	Three Months	Six Months
	Ended	Ended
	July 1,	July 1,
	2006	2006
Cost of sales	$271	$575
Research and development	678	1,437
Selling, general and administrative	2,499	5,382

Total, pre-tax	$3,448	$7,394
Tax benefit of share-based compensation	(1,345)	(2,884)

Total, net of tax	$2,103	$4,510
     The incremental stock based compensation expense decreased both basic and diluted earnings per share by $0.06 per share for the three-month period ended July 1, 2006 and by $0.13 per share for the six-month period ended July 1, 2006.
     The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at December 31, 2005	5,134	$37.86
Granted	1,019	31.91
Exercised	(392)	21.63
Forfeited	(355)	33.71

Balance at July 1, 2006	5,406	$37.32	6.92	$3,117

Exercisable at July 1, 2006	3,437	$39.01	5.78	$3,117

Vested and expected to vest at July 1, 2006	5,117	$36.82	6.75	$3,117

          The total fair value of shares vested during the three-month and six-month periods ended July 1, 2006 was $1,348 and $5,540, respectively. As of July 1, 2006, the total compensation cost related to all nonvested stock options granted to employees but not yet recognized was approximately $32,605. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.7 years.

Restricted Stock/Restricted Stock Units
     Restricted stock and restricted stock units vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.
     The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month and six-month periods ended July 1, 2006 and July 2, 2005 was as follows:

	For the three months ended		For the six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Cost of sales	$114	$53	$203	$106
Research and development	285	134	813	264
Selling, general and administrative	1,032	481	1,981	952

Total, pre-tax	$1,431	$668	$2,997	$1,322
Tax benefit of stock-based compensation	(558)	(247)	(1,169)	(489)

Total, net of tax	$873	$421	$1,828	$833
The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	256	$40.03
Granted	411	32.88
Vested	(71)	41.38
Forfeited	(30)	35.13

Nonvested balance at July 1, 2006	566	$34.93	$10,461

     The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	17	$42.08
Granted	20	31.77
Vested	(7)	38.16
Forfeited	—	—

Nonvested balance at July 1, 2006	30	$36.20	$554

     As of July 1, 2006, the total compensation cost related to all nonvested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $16,095; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately three years.
Employee Stock Purchase Program:
     The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount of 15% of the fair market value. An aggregate of 1,000 shares of Common Stock has been reserved for sale to employees under the Program. Employees purchased 9 shares and 15 shares during the three-month and six-month periods ended July 1, 2006 and the Company recorded an expense of $31 and $58, respectively, reflecting their 15% discount from fair market value.

Note 4 — Available for Sale Debt and Marketable Equity Securities:
     At July 1, 2006 and December 31, 2005, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at July 1, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by U.S. government and agencies	$75,790	$—	$(1,021)	$74,769
Debt securities issued by various state and local municipalities and agencies	13,945	—	(277)	13,668
Other marketable debt securities	14,697	—	(862)	13,835

Available for sale debt securities	104,432	—	(2,160)	102,272

Marketable equity securities available for sale (see Note 5)	1,720	1,250	—	2,970

Total	$106,152	$1,250	$(2,160)	$105,242

     The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2005:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by U.S. government and agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Available for sale debt securities	109,165	—	(2,358)	106,807

Marketable equity securities available for sale (see Note 5)	1,720	—	(340)	1,380

Total	$110,885	$—	$(2,698)	$108,187

     Of the $2,160 of unrealized loss as of July 1, 2006, $2,062 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to its ability and intent to hold the related available for sale debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.
     The following table summarizes the contractual maturities of the Company’s available for sale debt securities at July 1, 2006:

	July 1, 2006
		Estimated
		Fair
	Cost	Value
Less than one year	$34,555	$34,278
Due between 1-2 years	23,628	23,244
Due between 2-5 years	26,430	25,891
Due after 5 years	10,203	9,173
Other	9,616	9,686

Total	$104,432	$102,272

     Other includes preferred equities and an investment in a fund that invests in various floating rate structured finance securities. They do not have a specific maturity dates.

Note 5 - Other Investments:

		Unrealized
Balance at July 1, 2006	Cost	Gain	Loss	Fair Value
Advancis Pharmaceutical Corporation	$1,720	$1,250	$—	$2,970
Abrika Pharmaceuticals, LLLP	4,588	—	—	4,588
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$18,308	$1,250	$—	$19,558

		Unrealized
Balance at December 31, 2005	Cost	Gain	Loss	Fair Value
Advancis Pharmaceutical Corporation	$1,720	$—	$(340)	$1,380
Abrika Pharmaceuticals, LLLP	8,361	—	—	8,361
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$22,081	$—	$(340)	$21,741

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
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a then privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares represented, as of July 1, 2006, approximately 13% equity ownership in Optimer. In February 2007, Optimer became a public company via an initial public offering. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to expand the agreement to cover up to three additional products. Refer to Note 16 for further details. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than-temporary prior to Optimer becoming a public company.
     In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 2, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of July 1, 2006, the fair market value of the Advancis common stock held by the Company was $2,970 based on the market value of Advancis’s common stock at that date. The Company included an unrealized gain of $1,250 through the second quarter of 2006, which was included in other comprehensive income. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of Advancis’s common stock at that date. The Company included an unrealized loss of $340 for 2005 based on the value of the common stock at December 31, 2005.

Note 6 - Accounts Receivable:
     The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

	July 1,	December 31,
	2006	2005
Gross trade accounts receivable	$367,137	$265,682
Chargebacks	(87,949)	(102,256)
Rebates and incentive programs	(83,843)	(50,991)
Returns	(43,395)	(32,893)
Cash discounts and other	(15,425)	(15,333)
Doubtful accounts	(10,601)	(1,847)

Accounts receivable, net	$125,924	$62,362

     Allowance for doubtful accounts

	For the six month period ended
	July 1, 2006		July 2, 2005
Balance at beginning of period	$(1,847)		$(1,847)
Additions – charge to expense	(10,442	)(a)	—
Adjustments and/or deductions	1,688		—

Balance at end of period	$(10,601)		$(1,847)

(a)	The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. In the second quarter of 2006, the Company determined that approximately $10 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10 million was written off in the second quarter of 2006.
     The following tables summarize the activity for the six months ended July 1, 2006 and July 2, 2005, respectively, in the accounts affected by the estimated provisions described below:

	For the six months ended July 1, 2006
		Provision	(Provision)
		recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
Accounts receivable reserves	balance	period sales	sales	processed	balance

Chargebacks	$(102,256)	$(191,301)	$— (1)	$205,608	$(87,949)
Rebates and incentive programs	(50,991)	(111,987)	—	79,135	(83,843)
Returns	(32,893)	(17,959)	(7,686)	15,143	(43,395)
Cash discounts and other	(15,333)	(24,566)	—	24,474	(15,425)

Total	$(201,473)	$(345,813)	$(7,686)	$324,360	$(230,612)

Accrued liabilities

Medicaid rebates	$(9,040)	$(8,934)	$85	$11,328	$(6,561)

	For the six months ended July 2, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
Accounts receivable reserves	balance	period sales	sales	processed	balance

Chargebacks	$(91,986)	$(270,047)	$— (1)	$299,551	$(62,482)
Rebates and incentive programs	(49,718)	(51,725)	1,489	66,775	(33,179)
Returns	(61,986)	(13,283)	(5,568)	33,867	(46,970)
Cash discounts and other	(13,287)	(26,736)	—	26,561	(13,462)

Total	$(216,977)	$(361,791)	$(4,079)	$426,754	$(156,093)

Accrued liabilities

Medicaid rebates	$(8,755)	$(11,914)	$—	$11,165	$(9,504)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.
     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 49% of the Company’s net product sales were derived from the wholesale distribution channel for the six months ended July 1, 2006 and July 2, 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.
     Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period. The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased our products from a wholesaler under a contract with the Company. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.
     Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under the Medicaid program. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount the Company considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the liability is fairly stated.
     The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; and (ii) the Company generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. Additionally, the Company considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns and may record additional provisions for specific returns that it believes are not covered by the historical rates.
     The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. The Company accounts for cash discounts by reducing accounts receivable by the full amount of the discounts that the Company expects its customers to take. In addition to the significant gross-to-net sales adjustments described above, the Company periodically makes other sales adjustments. The Company generally accounts for these other gross-to-net adjustments by establishing an accrual in the amount equal to its estimate of the adjustments attributable to the sale.
     The Company may at its discretion provide price adjustments, which are common in the Company’s industry, due to various competitive factors, through shelf-stock adjustments or lower contract pricing through the wholesalers, which could result in an increased chargeback per unit on existing inventory levels. There are circumstances under which the Company may not provide price adjustments to certain customers and consequently, as a matter of business strategy, may lose future sales volume to competitors rather than reduce its pricing.
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.
Use of Estimates in Reserves
     The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease the Company’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that the Company reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Change in Accounting Estimate
     In the second quarter of 2006, the Company implemented a change in accounting estimate in the accrued liability for Medicaid rebates related to the volume of fluticasone revenues in the Medicaid market and for the shift in patient enrollment from Medicaid to Medicare under Medicare Part D. The change in accounting estimate in the second quarter reflects the actual impact of Medicare Part D legislation on the Company’s related rebates, and an adjustment for the less than expected penetration for fluticasone into the Medicaid market during the first quarter of 2006. This resulted in $5.4 million decrease in the accrued liability for Medicaid rebates and a related increase in net product sales for the second quarter of 2006. This change in accounting estimate decreased loss from continuing operations and net loss by approximately $3.3 million ($0.10 per diluted share) for the three months ended July 1, 2006. This change in accounting estimate had no net impact on income from continuing operations or net income for the six months ended July 1, 2006.
Major Customers
     The amounts due from the Company’s four largest customers, Cardinal Health Inc., McKesson Drug Co., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 24%, 23%, 14% and 11%, respectively, of the gross accounts receivable balance at July 1, 2006 and approximately 18%, 32%, 17%, and 9%, respectively, of the gross accounts receivable balance at December 31, 2005.

Note 7 - Inventories:

	July l,	December 31,
	2006	2005
Raw materials and supplies	$38,419	$35,190
Work-in-process	7,278	8,830
Finished goods	63,608	52,373

	$109,305	$96,393

Note 8 – Property, Plant and Equipment, net

	July 1,	December 31,
	2006	2005
Land	$2,434	$2,434
Buildings	31,895	33,938
Machinery and equipment	52,417	50,318
Office equipment, furniture and fixtures	6,389	7,027
Computer software and hardware	27,060	24,690
Leasehold improvements	11,420	7,486

	131,615	125,893
Less accumulated depreciation and amortization	42,196	38,323

	$89,419	$87,570

     Depreciation and amortization expense related to property, plant and equipment was $2,433 and $1,959 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $4,849 and $3,935 for the six months ended July 1, 2006 and July 2, 2005, respectively.
Note 9 - Intangible Assets, net:

	July 1,	December 31,
	2006	2005
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $804 and $0	$7,683	$—
Ivax License Agreement, net of accumulated amortization of $1,104 and $132	6,895	7,868
FSC Laboratories Agreement, net of accumulated amortization of $2,449 and $2,143	3,373	3,679
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $517 and $115	9,482	9,885
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $7,243 and $6,407	4,457	5,293
Product license fees, net of accumulated amortization of $5,207 and $4,172	801	1,834
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $5,777 and $5,416	5,056	5,417
Intellectual property, net of accumulated amortization of $531 and $431	2,159	2,259
Other intangible assets, net of accumulated amortization of $1,113 and $0	2,537	—

	$42,443	$36,235

     The Company acquired the right to market certain cephalosporin and non-cephalosporin products including cephalexin tablets and cefprozil (Cefzil®) products in the fourth quarter of 2005 for $2 million, which was capitalized as product license fees. The Company introduced these products into the market in the fourth quarter of 2005. In June 2007, the Company terminated the agreements related to these products. The Company accelerated the amortization of the related intangible asset based on actual gross margin generated from sales of these products to fully amortize the intangible asset as of December 31, 2006. There were no significant gross margins generated from these products in 2007.
     The Company recorded amortization expense related to intangible assets of $5,929 and $2,115, respectively, for the six month periods ended July 1, 2006 and July 2, 2005. In January 2006, the Company reached agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that are currently marketed in the United States by Ivax or Teva for $8,487. Also, in January 2006, the Company paid Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors, $1,500 for the rights to three products that the Company was marketing to which Dr. Gutman was entitled to royalties under a prior agreement with FineTech. This asset was recorded in other intangible assets.

Amortization expense related to the intangible assets currently being amortized is expected to total approximately $5,870 for the remainder of 2006, $10,356 in 2007, $9,019 in 2008, $4,895 in 2009, $4,450 in 2010 and $7,853 thereafter.
Note 10 - Income Taxes:
     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at July 1, 2006 and December 31, 2005 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development. The Company’s effective tax rates for the three months ended July 1, 2006 and July 2, 2005 were 32% and 40%, respectively. The Company’s effective tax rates for the six months ended July 1, 2006 and July 2, 2005 were 25% and 39%, respectively. The tax rate for the six months ended July 1, 2006 was impacted by estimated full year 2006 income amounts taxable in different state jurisdictions and other permanent items.
Note 11 - Changes in Stockholders’ Equity:
     Changes in the Company’s Common stock, Additional paid-in capital and Accumulated other comprehensive income (loss) accounts during the six-month period ended July 1, 2006 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (loss)
Balance, December 31, 2005	35,114	$351	$217,403	$(1,903)
Unrealized gains on marketable securities, net of tax	—	—	—	1,081
Exercise of stock options	393	4	8,502	—
Tax benefit from exercise of stock options	—	—	691	—
Forfeitures of restricted stock	(30)	—	—	—
Issuances of restricted stock	412	4	—	—
Employee stock purchase program	15	—	392	—
Compensatory arrangements	—	—	10,449	—
Other	—	—	(25)	—

Balance, July 1, 2006	35,904	$359	$237,412	$(822)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(Restated)		(Restated)
Comprehensive Income:
Net (loss) income	$(7,205)	$7,222	$(2,690)	$8,161
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(316)	4,975	1,081	9,725

Comprehensive income	$(7,521)	$12,197	$(1,609)	$17,886

     In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 shares of its common stock for approximately $32.2 million pursuant to the program. The Company may still repurchase up to approximately $17.8 million of its common stock under the above plan. In the six-month period ended July 1, 2006, 21 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Note 12 - Earnings Per Share:
     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
(Loss) income from continuing operations	$(7,205)	$8,052	$(2,690)	$9,708
Loss from discontinued operations	—	(830)	—	(1,547)

Net (loss) income	$(7,205)	$7,222	$(2,690)	$8,161
Basic:

Weighted average number of common shares outstanding	34,454	34,186	34,368	34,081

Income from continuing operations	$(0.21)	$0.24	$(0.08)	$0.28
Loss from discontinued operations	—	(0.03)	—	(0.04)

Net (loss) income per share of common stock	$(0.21)	$0.21	$(0.08)	$0.24

Assuming dilution:
Weighted average number of common shares outstanding	34,454	34,186	34,368	34,081
Effect of dilutive securities	—	281	—	406

Weighted average number of common shares outstanding	34,454	34,467	34,368	34,487

Income from continuing operations	$(0.21)	$0.23	$(0.08)	$0.28
Loss from discontinued operations	—	(0.02)	—	(0.04)

Net (loss) income per share of common stock	$(0.21)	$0.21	$(0.08)	$0.24
     Outstanding options of 5,143 and 2,554 as of July 1, 2006 and July 2, 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. Also, certain other outstanding options and restricted shares totaling 126 and 304 shares were not included in the computation of diluted earnings per share for the three-month and six-month periods ended July 1, 2006, respectively, because the Company reported a net loss for each period and their inclusion would have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of July 1, 2006 and July 2, 2005. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.
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
     The Pension Plan has been settled in the second quarter of 2007. During the second quarter of 2007, the Company received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and has filed the appropriate notice with the Pension Benefit Guaranty Corporation. Concurrent with the approval of the termination, the Company distributed benefits or purchased annuities to cover each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. The Company anticipates that a settlement loss of $87 will be recorded in 2007.

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
          Patent Related Matters
     On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (the “’740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.
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
     On April 27, 2006, the State of Hawaii filed a complaint naming the Company as a defendant that has alleged violations of laws related to participation in the Medicaid program. The Hawaii complaint pleads causes of action for (i) false claims; (ii) unfair or deceptive acts or practices; (iii) unfair competition; (iv) violation of the Deceptive Trade Practices Act; (v) non-disclosure; and (vi) unjust enrichment. The complaint seeks general and special damages; treble damages, or in the alternative, punitive damages; costs, pre-judgment and post-judgment interest, and attorneys’ fees; injunctive relief; and such other and further relief or equitable relief as the court deems just and proper. The Company intends to defend this action vigorously.
     On May 8, 2006, the County of Oswego filed a complaint against the Company and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The Company intends to defend this action vigorously.
     With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand is currently pending.
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
     With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.
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

Note 14- Discontinued Operations – Related Party Transaction:
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
     The following table shows revenues and pre-tax loss from discontinued operations for the three-month and six-month periods ended July 2, 2005:

	For the three months ended	For the six months ended
	July 2, 2005	July 2, 2005
Revenues	$2	$53
Pre-tax loss from operations	$(1,338)	$(2,494)
     The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005:

December 31,
2005
Inventory	$838
Other current assets	134
Property, plant and equipment, net	972

Total assets held for sale	1,944

Accounts payable	1,381
Accrued expenses	563

Total liabilities	1,944

Net assets held for sale	$—

Note 15 – Investment in Joint Venture:
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of July 1, 2006, the Company’s net investment in SVC totaled approximately $4,224. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted.
Note 16 – Subsequent Events:
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus — Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including, certain assets and the assumption of certain liabilities to Three Rivers for $6.6 million. The Company will recognize a pre-tax gain of approximately $3 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3 million. In the first quarter of 2007, the Company earned a $1 million milestone payment based on sales of ribavirin related products.
     Effective as of the third and fourth quarters of 2006, the Company entered into separation and release agreements with certain executive officers of the Company. These executive officers included the former Executive Chairman, the former President and Chief Executive Officer, the former Chief Financial Officer, the former Chief Scientific Officer, and the former President of the Generic Products Division. In connection with these separation and release agreements, the Company will record expenses of approximately $7.0 million and $4.0 million in the third and fourth quarters of 2006, respectively.

     In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product, for a period of six years. The Company commenced pre-launch activities in the fourth quarter of 2006 and began to co-promote Androgel® in the first quarter of 2007. As compensation for its marketing and sales efforts, the Company will receive $10 million annually, paid quarterly, for the six-year period.
     In October 2006, the Company sold its investment in Advancis for approximately $5 million and will recognize a pre-tax gain of $3.0 million in the fourth quarter of 2006.
     In November 2006, the Company and Spectrum amended their Development and Marketing Agreement dated February 22, 2006. The Company agreed to purchase and distribute sumatriptan products and certain GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5 million in conjunction with the amendment. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute, and sell sumatriptan products and certain GSK supplied products.
     In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The Company will record related restructuring costs of approximately $1 million in the fourth quarter of 2006, mainly for severance pay and benefits. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities and was executed during the first half of 2007.
     In February 2007, the Company returned the marketing rights to Difimicin (antibiotic compound also known as PAR-101), an investigational drug to treat Clostridum difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicn. In connection with the returned marketing rights, the Company received $20 million in February 2007 from Optimer and is also to receive a $5 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
     In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included as part of available for sale debt securities, experienced a severe reduction in value. The recoverability of this investment is uncertain. If the Company determines that this loss is other-than-temporary as defined by EITF 03-01 it will record a realized investment loss. As of July 1, 2006, this investment had a cost basis and an associated market value of approximately $5.9 million.
      In June 2007, the Company announced it entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3 million. The Company will also pay Immtech as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
     In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15 million. The Company will also pay BioAlliance $20 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
Note 17 - Segment Information:
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
          The business segments of the Company were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. The Company’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above). The Company’s generic products are produced using similar processes and standards mandated by the FDA, and the Company’s generic products are sold to similar customers. Based on the economic characteristics, production processes and customers of the Company’s generic products, the Company has determined that its generic pharmaceuticals are a single reportable business segment. The Company’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories. Certain of the Company’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by the Company’s management.

     The financial data for the two business segments are as follows:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Generic	$185,711	$131,600	$349,827	$234,574
Brand	9,527	—	17,730	—

Total revenues	$195,238	$131,600	$367,557	$234,574

Gross margin:
Generic	$47,950	$63,714	$91,074	$101,009
Brand	6,817	—	12,862	—

Total gross margin	$54,767	$63,714	$103,936	$101,009

Operating income (loss):
Generic	$5,083	$37,947	$21,296	$48,891
Brand	(10,814)	(17,211)	(20,052)	(26,621)

Total operating (loss) income	$(5,731)	$20,736	$1,244	$22,270
Other (expense) income, net	(1,108)	(181)	(1,146)	(207)
Equity loss from joint venture	(225)	(106)	(479)	(142)
Net investment loss	(3,773)	(6,477)	(3,773)	(5,124)
Interest income	1,973	1,110	3,956	2,441
Interest expense	(1,693)	(1,719)	(3,388)	(3,434)
(Benefit) provision for income taxes	(3,352)	5,311	(896)	6,096

Income from continuing operations	$(7,205)	$8,052	$(2,690)	$9,708
          The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided. In the first three and six months of 2006 and 2005, total revenues of the Company’s top selling products were as follows:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
Product	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Generic
Fluticasone (Flonase® )	$77,244	$—	$133,508	$—
Cabergoline (Dostinex®)	11,859	—	14,410	—
Various amoxicillin products (Amoxil®)	8,255	—	25,901	—
Fluoxetine (Prozac®)	5,080	7,629	9,198	14,054
Megestrol acetate oral suspension ( Megace® )	5,027	8,059	8,131	16,188
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	4,791	5,431	8,658	9,350
Lovastatin (Mevacor®)	4,383	7,886	8,178	10,704
Quinapril (Accupril®)	4,275	2,604	9,425	7,077
Tramadol HCl and acetaminophen tablets (Ultracet®)	3,838	34,557	12,789	34,557
Mercaptopurine (Purinethol®)	2,962	5,597	5,104	9,560
Cefprozil (Cefzil®)	2,793	—	7,884	—
Minocycline (Minocin®)	2,325	1,602	4,287	7,669
Paroxetine (Paxil®)	709	11,276	6,562	22,290
Other product related revenues (2)	4,655	4,127	7,937	13,772
Other (1)	47,515	42,832	87,855	89,353

Total generic revenues	$185,711	$131,600	$349,827	$234,574

Branded
Megace® ES	$8,543	$—	$16,325	$—
Other	984	—	1,405	—

Total Branded Revenues	$9,527	$—	$17,730	$—

(1)	The further detailing of revenues of the Company’s other approximately 100 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for the three-month or six-month periods ended July 1, 2006 or July 2, 2005.

(2)	Other product related revenues represent licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa® and omeprazole, the generic version of Prilosec®. For the six-month period ended July 2, 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement.
Note 18 - Recent Accounting Pronouncements:
          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 on its Condensed Consolidated Financial Statements.
          In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 amends SFAS 87 Employers’ Accounting for Pension (SFAS 87), SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R Employers’ Disclosures about Pensions and Other Postretirement Benefits. Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income upon adoption in the fourth quarter of 2006.
          In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that there will be any impact of the provisions of SAB 108 on its results of operations and its financial position due to its recent restatement disclosed in its Form 10-Q/A for the quarterly period ended April 1, 2006 and its Form 10-K/A for the fiscal year ended December 31, 2005.
          In June 2006, the FASB issued Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed herein and in the Company’s Current Reports on Form 8-K filed with the SEC on July 6, 2006, July 24, 2006, August 28, 2006, September 6, 2006, September 26, 2006 and October 2, 2006. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company’s filings with the SEC, including its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Quarterly Report on Form 10-Q/A are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.
     The financial data contained in this section is in thousands or as otherwise noted.
     The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statement and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q/A. For a further discussion of the corrections and restatements, see Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements. Effects of the restatement of the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
OVERVIEW
     Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, seeks to introduce new products and to broaden its product list. The Company plans to continue to invest in its internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout fiscal year 2006 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.
     These efforts resulted in higher sales in the first six months of 2006 from new product introductions, including fluticasone pursuant to a supply and distribution agreement with GlaxoSmithKline (“GSK”), several other products pursuant to agreements with Teva, Ivax, and Orchid Chemicals & Pharmaceuticals Ltd., including amoxicillin products and cefprozil, and the launch of cabergoline in December of 2005.
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
     Sales and gross margins of the Company’s products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs and introduction of new manufactured products; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product.
     The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see Notes to Condensed Consolidated Financial Statements — Note 14 – “Discontinued Operations-Related Party Transaction”).
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payments at their fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations (see Notes to Condensed Consolidated Financial Statements — Note 3 – “Share-Based Compensation”).
     The following table shows the revenues, gross margin and operating income by segment for the three and six months ended July 1, 2006 and July 2, 2005:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Generic	$185,711	$131,600	$349,827	$234,574
Brand	9,527	—	17,730	—

Total revenues	$195,238	$131,600	$367,557	$234,574

Gross margin:
Generic	$47,950	$63,714	$91,074	$101,009
Brand	6,817	—	12,862	—

Total gross margin	$54,767	$63,714	$103,936	$101,009

Operating income (loss):
Generic	$5,083	$37,947	$21,296	$48,891
Brand	(10,814)	(17,211)	(20,052)	(26,621)

Total operating (loss) income	$(5,731)	$20,736	$1,244	$22,270

     Total revenues increased 48.4% while gross margin dollars decreased 14.0% for the three months ended July 1, 2006 from the three months ended July 2, 2005. Generic revenues increased 41.1% while gross margins decreased by 24.7% for the three months ended July 1, 2006 from the three months ended July 2, 2005. Increased generic sales in 2006 were primarily due to new product launches including the first quarter 2006 launches of fluticasone and cefprozil, and fourth quarter 2005 launches of cabergoline and amoxicillin products, partly offset by lower sales of tramadol HC1 and acetaminophen tablets, and paroxetine. The decline in gross margin for the generic business was driven primarily by lower margin partnered product launches of fluticasone, amoxicillin and cefprozil, lower sales of higher margin tramadol HC1 and acetaminophen tablets, and included higher inventory write-offs of finished products for which inventory levels exceed forecasted sales and intangibles amortization on new product acquisitions, tempered by gross margin on higher sales of cabergoline in the quarter. Branded revenues and gross margin dollars for the second quarter of 2006 were primarily driven by the July 2005 launch of the Company’s first branded product, with sales and gross margin of Megace® ES of $9,527 and $6,817, respectively.
     Total revenues and gross margin dollars increased 56.7% and 2.9%, respectively, for the six months ended July 1, 2006 from the six months ended July 2, 2005. Generic revenues increased 49.1% while gross margins decreased by 9.8 % for the six months ended July 1, 2006 from the six months ended July 2, 2005. Increased generic sales in 2006 were primarily due to product launches of fluticasone, cabergoline, amoxicillin products and cefprozil, partly offset by lower sales of tramadol HC1 and acetaminophen tablets, paroxetine, and megestrol oral solution. Lower gross margin for the generic business was driven by higher sales of lower margin fluticasone and amoxicillin partnered products, lower sales of higher margin tramadol HC1 and acetaminophen tablets and megestrol oral solution, and included higher inventory write-offs of finished products for which inventory levels exceed forecasted sales and intangibles amortization on new product acquisitions, tempered by gross margin on higher sales of cabergoline. Branded revenues and gross margin dollars for the first six months of 2006 of $17,730 and $12,862, respectively, were primarily driven by the July 2005 launch of Megace® ES.
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
     Operating income from the generic business was impacted in the first six months of 2006 by the sales and gross margins discussed above, including the higher inventory write-offs of $8.2 million driven by a delayed product launch for clonidine for $1.8 million and the write-offs of finished products for which inventory levels exceed forecasted sales, as well as by higher research and development ($6.0 million), and the Company’s determination not to pursue the collection of invalid customer deductions ($10 million). Branded operating loss was favorably impacted in the first six months of 2006 due to higher gross margin on higher sales and the termination of an outside development program with Advancis ($5.5 million), tempered by higher costs, mainly driven by field force expansion ($11.3 million), incurred in 2006 to promote and support the Company’s July 2005 launch of its first branded product, Megace® ES. The total impact on the Company for the implementation of FAS 123R totaled $7.4 million for the six months ended July 1, 2006.
RESULTS OF OPERATIONS
Revenues
     Total revenues for the three months ended July 1, 2006 were $195,238, increasing $63,638, or 48.4%, from total revenues of $131,600 for the three months ended July 2, 2005. Revenues for generic products for the three months ended July 1, 2006 were $185,711, increasing $54,111, or 41.1%, from generic revenues of $131,600 for the three months ended July 2, 2005, due primarily to the introduction of new products. Among the top selling products in 2006 that did not have sales in the corresponding three-month period of 2005 were fluticasone (net sales of $77,244), various amoxicillin products (net sales of $8,255), cefprozil (net sales of $2,793), and cabergoline (net sales of $11,859). Partially offsetting these increases were lower sales in 2006 of certain existing products due to competitive pressures, including tramadol HC1 and acetaminophen tablets, which decreased by $30,719, and paroxetine, which decreased by $10,567, from the second quarter of 2005. Net sales of distributed products were approximately $135,025 or 69.2% of the Company’s total revenues in the second quarter of 2006, and $61,870, or 47.0% of the Company’s total revenues in the second quarter of 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $9,527 for the three months ended July 1, 2006, driven by the July 2005 launch of the Company’s first branded product, Megace® ES.

Revenues – Six Months Ended July 1, 2006
     Total revenues for the six months ended July 1, 2006 were $367,557, increasing $132,983, or 56.7%, from total revenues of $234,574 for the six months ended July 2, 2005. Revenues for generic products for the six months ended July 1, 2006 were $349,827, increasing $115,253, or 49.1%, from generic revenues of $234,574 for the six months ended July 2, 2005, due primarily to the introduction of new products. Among the top selling products in 2006 that did not have sales in the corresponding six-month period of 2005 were fluticasone (net sales of $133,500), various amoxicillin products (net sales of $25,901), cefprozil (net sales of $7,884), and cabergoline (net sales of $14,410). Partially offsetting these increases were lower sales in 2006 of certain existing products, including tramadol HCl and acetaminophen tablets, which decreased by $21,768, paroxetine, which decreased by $15,728, and megestrol oral solution, which decreased $8,057 from the first half of 2005. Increased competition adversely affected both the volume and pricing on these existing products. Product revenues in the six months ended July 2, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $258,416, or 70.3% of the Company’s total revenues for the six months ended July 1, 2006, and $112,230, or 47.8% of the Company’s total revenues for the six months ended July 2, 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the branded segment were $17,730 for the six months ended July 1, 2006, primarily due to sales of Megace® ES, which was launched in the third quarter of 2005.
     Generic drug pricing at the wholesale level can create significant differences between the invoice price and the Company’s net selling price. Wholesale customers purchase product from the Company at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between the Company and the providers, and the wholesaler submits a chargeback credit to the Company for the difference. The Company records estimates for these chargebacks, sales returns, rebates and incentive programs, and other sales allowances, for all its customers at the time of sale, as reductions to gross revenues, with corresponding adjustments to its accounts receivable reserves and allowances.
     The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $729,904 for the six months ended July 1, 2006 compared to $612,358 for the six months ended July 2, 2005. Deductions from gross revenues were $362,348 for the six months ended July 1, 2006 and $377,784 for the six months ended July 2, 2005. These deductions are discussed in the Notes to Condensed Consolidated Financial Statements – Note 6 – “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 49.6% for the six months ended July 1, 2006 compared to 61.7% for the six months ended July 2, 2005, primarily due to less competition for certain new products, mainly fluticasone, introduced in 2006 and reductions of wholesale invoice prices on certain of the Company’s existing products. Among the top selling products that did not have sales in the corresponding prior year six-month period were fluticasone, cabergoline, various amoxicillin products, cefprozil, and Megace® ES.
     As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and, therefore, would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if, as and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two-month to four-month period, on average.
     The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales reserves that reduce accounts receivable.

     The following tables summarize the activity for the six months ended July 1, 2006 and July 2, 2005 in the accounts affected by the estimated provisions described below:

	For the six months ended July 1, 2006
		Provision	(Provision)
		recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
	balance	period sales	sales	processed	balance
Accounts receivable reserves
Chargebacks	$(102,256)	$(191,301)	$— (1)	$205,608	$(87,949)
Rebates and incentive programs	(50,991)	(111,987)	—	79,135	(83,843)
Returns	(32,893)	(17,959)	(7,686)	15,143	(43,395)
Cash discounts and other	(15,333)	(24,566)	—	24,474	(15,425)

Total	$(201,473)	$(345,813)	$(7,686)	$324,360	$(230,612)

Accrued liabilities

Medicaid rebates	$(9,040)	$(8,934)	$85	$11,328	$(6,561)

	For the six months ended July 2, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
	balance	period sales	sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(270,047)	$— (1)	$299,551	$(62,482)
Rebates and incentive programs	(49,718)	(51,725)	1,489	66,775	(33,179)
Returns	(61,986)	(13,283)	(5,568)	33,867	(46,970)
Cash discounts and other	(13,287)	(26,736)	—	26,561	(13,462)

Total	$(216,977)	$(361,791)	$(4,079)	$426,754	$(156,093)

Accrued liabilities

Medicaid rebates	$(8,755)	$(11,914)	$—	$11,165	$(9,504)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.
Use of Estimates in Reserves
     The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts were significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease its reported net revenues; conversely, if actual product returns, rebates and chargebacks were significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company changed its assumptions and estimates, its revenue reserves would change, which would impact the net revenues it reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if, as and when actual experience differs from previous estimates.
Change in Accounting Estimate
     In the second quarter of 2006, the Company recorded a change in the estimate for accrued liability for Medicaid rebates related to the volume of fluticasone revenues in the Medicaid market and for the shift in patient enrollment from Medicaid to Medicare under Medicare Part D. The change in accounting estimate in the second quarter reflects the impact of Medicare Part D legislation on the Company’s related rebates, and an adjustment for the less than expected penetration for fluticasone into the Medicaid market during the first quarter of 2006. This resulted in a $5.4 million decrease in the accrued liability for Medicaid rebates and a related increase in net product sales in the second quarter of 2006. This change in accounting estimate decreased loss from continuing operations and net loss by approximately $3.3 million ($0.10 per diluted share) for the three months ended July 1, 2006. This change in accounting estimate had no net impact on income from continuing operations or net income for the six months ended July 1, 2006.

Gross Margin – Three Months Ended July 1, 2006
     The Company’s gross margin of $54,767 (28.1% of total revenues) in the second quarter of 2006 decreased $8,947 from $63,714 (48.4% of total revenues) in the corresponding period of 2005. The generic products gross margin of $47,950 (25.8% of generic revenues) in the three months ended July 1, 2006 decreased $15,764 from $63,714 (48.4% of generic revenues) in the corresponding second quarter of 2005 due primarily to the introduction of fluticasone, amoxicillin products and cefprozil, which have significantly lower gross margin percentages after profit splits with partners, lower sales of higher margin tramadol HCl and acetaminophen tablets, and due to higher inventory write-offs of $3.2 million related to write-offs of finished products for which inventory levels exceed forecasted sales, and higher intangibles amortization on new product acquisitions of $2 million, including fluticasone pursuant to a supply and distribution agreement with GSK, and several other products pursuant to agreements with Teva, Ivax and Orchid Chemicals & Pharmaceuticals Ltd, including amoxicillin products and certain cephalosporin and non-cephalosporin products including cephalexin tablets and cefprozil (Cefzil®) products, tempered by gross margin from higher cabergoline sales in the quarter. The branded products contributed gross margins of $6,817 for the three months ended July 1, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005.
Gross Margin – Six Months Ended July 1, 2006
     The Company’s gross margin of $103,936 (28.3% of total revenues) in the first six months of 2006 increased $2,927 from $101,009 (43.1% of total revenues) in the corresponding period of 2005. Generic product gross margins of $91,074 (26.0% of generic revenues) in the six months ended July 1, 2006 decreased $9,935 from $101,009 (43.1% of generic revenues) in the corresponding period of 2005. The decrease in generic gross margins was due primarily to the introduction of fluticasone and the amoxicillin products, which, after profit splits with partners, have significantly lower gross margin percentages than other products, lower sales of higher margin tramadol HC1 and acetaminophen tablets and megestrol oral solution, and due to higher inventory write-offs of $8.2 million driven by a delayed product launch for clonidine for $1.8 million and the write-offs of finished products for which inventory levels exceed forecasted sales, and higher intangibles amortization on new product acquisitions of $2.9 million, including fluticasone pursuant to a supply and distribution agreement with GSK, and several other products pursuant to agreements with Teva, Ivax and Orchid Chemicals & Pharmaceuticals Ltd, including amoxicillin products and certain cephalosporin and non-cephalosporin products including cephalexin tablets and cefprozil (Cefzil®) products, tempered by gross margin from higher sales of cabergoline. Gross margin from branded products was $12,862 for the six months ended July 1, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005.
Operating Expenses
Research and Development – Three months ended July 1, 2006
     The Company’s research and development expenses of $17,557 for the three months ended July 1, 2006 decreased $475, or 2.6%, from the three months ended July 2, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $5,513, primarily due to the termination of an agreement with Advancis, partially offset by increased clinical trials and employment costs of $4,786 primarily driven by the launch of the Company’s branded business in 2005. Also included in the three months ended July 1, 2006 was the impact of the Company’s implementation of FAS 123R ($678).
Research and Development – Six months ended July 1, 2006
     The Company’s research and development expenses of $31,409 for the six months ended July 1, 2006 decreased $2,007, or 6.0%, from the six months ended July 2, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $10,479, primarily due to the termination of an agreement with Advancis, partially offset by increased clinical trials and employment costs of $8,220 primarily associated with the launch of the Company’s branded business in 2005. Also included in the six months ended July 1, 2006 is the impact of the Company’s implementation of FAS 123R ($1,437).
Selling, General and Administrative Expenses – Three months ended July 1, 2006
     Total selling, general and administrative expenses of $42,941 (22.0% of total revenues) for the three months ended July 1, 2006 increased $17,995, or 72.1%, from $24,946 (19.0% of total revenues) for the three months ended July 2, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $5,914 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005 and increased general and administrative costs of $11,674, primarily due to the write-off of approximately $10 million in bad debts for invalid customer deductions that would not be pursued for collection. Also included in selling, general and administrative expense was increased stock compensation expense, driven by the Company’s implementation of FAS 123R, of $2.5 million.

Selling, General and Administrative Expenses – Six months ended July 1, 2006
     Total selling, general and administrative expenses of $71,283 (19.4% of total revenues) for the six months ended July 1, 2006 increased $25,960, or 57.2%, from $45,323 (19.3% of total revenues) for the six months ended July 2, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $12,197 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005 and increased general and administrative costs of $12,346, primarily due to the write-off of approximately $10 million in bad debts for invalid customer deductions that would not be pursued for collection. Also included in selling, general and administrative expense was increased stock compensation expense, driven by the implementation of FAS 123R, of $5.4 million.
     Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2006 are expected to be higher by up to 60% to 65% from fiscal year 2005 primarily due to continued promotional support behind the Company’s branded business activities, the write-off of bad debt, higher stock compensation expense driven by the impact of the 2006 implementation of FAS 123R, severance costs related to former executive officers, and restructuring expenses.
Other Expense, net
     Other expense, net for the second quarter was $1,108 and $181 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $1,146 and $207 for the six months ended July 1, 2006 and July 2, 2005, respectively. The increase for each period is primarily due the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of the settlement, of which $1.25 million was recorded in other expense, net. The remaining $0.25 million was recorded in research and development expenses.
Net Investment Loss
     In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement, the Company is to receive approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment in Abrika by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that our investment was impaired. During the second quarter ended July 2, 2005, the Company sold 82 shares of New River Pharmaceuticals, Inc. (“New River”) common stock and recorded a gain on the sale of $1,804. In the first of six months of 2005, the Company sold 144 shares of New River common stock for $4,310 and recorded a gain on the sale of $3,156. During the second quarter of 2005, the Company also recorded an investment impairment of $8,280 related to its investment in Advancis. The Company determined that the significant decline in Advancis’ stock price was other than temporary and wrote down the investment to its fair market value as of July 2, 2005.
Equity Loss in Joint Venture
     Equity loss in joint venture for the second quarter was $225 and $106 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $479 and $142 for the six months ended July 1, 2006 and July 2, 2005, respectively. The amount represents the Company’s share of loss in the SVC joint venture, which primarily related to research and development costs incurred by the joint venture to develop ANDAs.
Interest Income
     Interest income was $1,973 and $1,110 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $3,956 and $2,441 for the six months ended July 1, 2006 and July 2, 2005, respectively. Interest income is principally derived from money market and other short-term investments.
Interest Expense
     Interest expense was $1,693 and $1,719 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $3,388 and $3,434 for the six months ended July 1, 2006 and July 2, 2005, respectively. Interest expense for 2006 and 2005 principally includes interest payable on the Company’s convertible notes.
Income Taxes
     The Company recorded a benefit for income taxes of $3,352 and a provision for income taxes of $5,311 for the three months ended July 1, 2006 and July 2, 2005, respectively. The Company’s effective tax rates for the three months ended July 1, 2006 and

July 2, 2005 were 32% and 40%, respectively. For the six-month periods ended July 1, 2006 and July 2, 2005, the Company recorded a benefit for income taxes of $896 and a provision for income taxes of $6,096, respectively. The Company’s effective tax rates for the six months ended July 1, 2006 and July 2, 2005 were 25% and 39%, respectively. The tax rate for the six months ended July 1, 2006 was impacted by estimated full year 2006 income amounts taxable in different state jurisdictions and other permanent items.
Discontinued Operations
     In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The Company had pre-tax losses from discontinued operations for the three-month and six-month periods ended July 2, 2005 of $1,338 and $2,494, respectively.
FINANCIAL CONDITION
Liquidity and Capital Resources
     Cash and cash equivalents of $65,024 at July 1, 2006 decreased by $28,453 from $93,477 at December 31, 2005, primarily due to capital expenditures ($11.2 million) and the purchases of intangibles ($14.1 million). In the six-month period ended July 1, 2006, cash used in operations was $2,499, primarily due to the increase in the Company’s accounts receivable from higher sales in the six-month period, and an increase in inventory, partially offset by an increase in payables to distribution agreement partners for profit splits owed as of July 1, 2006, driven by the 2006 launch of fluticasone pursuant to a supply and distribution agreement with GSK, and other products launched pursuant to agreements with Teva, Ivax, and Orchid Chemicals & Pharmaceuticals Ltd, including amoxicillin products and cefprozil. Slower collections experienced in the first quarter of 2006 returned to normal levels as of July 1, 2006. Cash flows used in investing activities were $32,690 for the six months ended July 1, 2006, principally due to the purchase of intangibles of $14,137, including the Teva asset purchase agreement, a $9,000 advance for product rights paid to Abrika and capital expenditures of $11,235. The capital expenditures included the expansion of the Company’s quality control and research and development laboratories. Cash provided by financing activities was $6,736 as the Company obtained $8,898 from the issuance of shares of its common stock upon the exercise of stock options, partially offset by principal payments under long-term debt and other borrowings of $2,271.
     The Company’s working capital, current assets minus current liabilities, of $311,926 at July 1, 2006 increased $4,316, from $307,610 at December 31, 2005. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.62x at July 1, 2006 compared to 2.97x at December 31, 2005. The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.
     In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million.
     Available for sale debt securities of $98,121 included in current assets at July 1, 2006 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.
     As of July 1, 2006, the Company had payables due to distribution agreement partners of $103,935 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GlaxoSmithKline (“GSK”) with respect to fluticasone and to Pentech and GSK with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation with them out of its working capital during the third quarter of 2006. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.
     There have been no material changes to the Company’s contractual obligations table presented as of December 31, 2005 in its Form 10-K/A for the 2005 fiscal year, except as disclosed in “Subsequent Events”.
     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2005 in the Company’s Form 10-K/A. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $15,000 as of July 1, 2006.
     As part of the consideration for the acquisition of Kali, the former Kali stockholders were entitled to up to $10,000 from the Company if certain product-related performance criteria were met over a four-year period. As of December 31, 2005, the former Kali stockholders had earned $5,000 of this contingent payout, of which $2,500 was paid in January 2005 and an additional $2,500 was paid in January 2006. Subsequent to December 31, 2005, the Kali stockholders earned the remaining $5,000 of these contingent payments, which was paid in January 2007.
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
Financing
     At July 1, 2006, the Company’s total outstanding short and long-term debt, including the current portion, was $202,741. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has initiated a lawsuit in connection therewith. See Notes to Condensed Consolidated Financial Statements – Note 13 – “Commitments, Contingencies and Other Matters.”
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
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus — Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including, certain assets and the assumption of certain liabilities to Three Rivers for $6.6 million. The Company will recognize a pre-tax gain of approximately $3 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3 million. In the first quarter of 2007, the Company earned a $1 million milestone payment based on sales of ribavirin related products.
     Effective as of the third and fourth quarters of 2006, the Company entered into separation and release agreements with certain executive officers of the Company. These executive officers included the former Executive Chairman, the former President and Chief Executive Officer, the former Chief Financial Officer, the former Chief Scientific Officer, and the former President of the Generic

Products Division. In connection with these separation and release agreements, the Company will record expenses of approximately $7.0 million and $4.0 million in the third and fourth quarters of 2006, respectively.
     In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product, for a period of six years. The Company commenced pre-launch activities in the fourth quarter of 2006 and began to co-promote Androgel® in the first quarter of 2007. As compensation for its marketing and sales efforts, the Company will receive $10 million annually, paid quarterly, for the six-year period.
     In October 2006, the Company sold its investment in Advancis for approximately $5 million and will recognize a pre-tax gain of $3.0 million in the fourth quarter of 2006.
     In November 2006, the Company and Spectrum amended their Development and Marketing Agreement dated February 22, 2006. The Company agreed to purchase and distribute sumatriptan products and certain GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5 million in conjunction with the amendment. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute, and sell sumatriptan products and certain GSK supplied products.
     In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The Company will record related restructuring costs of approximately $1 million in the fourth quarter of 2006, mainly for severance pay and benefits. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities and was executed during the first half of 2007.
     In February 2007, the Company returned the marketing rights to Difimicin, an investigational drug to treat Clostridum difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicin. In connection with the returned marketing rights, the Company received $20 million in February 2007 from Optimer and is also to receive a $5 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
     In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included as part of available for sale debt securities, experienced a severe reduction in value. The recoverability of this investment is uncertain. At the time the Company determines that this loss is other-than-temporary as defined by EITF 03-01 it will record a realized investment loss. As of July 1, 2006, this investment had a cost basis and an associated market value of approximately $5.9 million.
      In June 2007, the Company announced it entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3 million. The Company will also pay Immtech as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
     In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15 million. The Company will also pay BioAlliance $20 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to market risk primarily from changes in the market values of its investments in marketable debt and governmental agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal or no interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at July 1, 2006. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures.
     The following table summarizes the available for sale securities that subject the Company to market risk at July 1, 2006 and December 31, 2005:

	July 1,	Dec. 31,
	2006	2005
Securities issued by U.S. government and agencies	$74,769	$79,886
Debt securities issued by various state and local municipalities and agencies	13,668	13,721
Other marketable debt securities	13,835	13,200

Total	$102,272	$106,807

Available for Sale Securities and Other Investments:
     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $102,272, as of July 1, 2006, in available for sale securities that have a maturity greater than one year.
     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Advancis, Abrika and Optimer, as described below.
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a then privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares represented, as of July 1, 2006, approximately 13% equity ownership in Optimer. Subsequently, Optimer became a public company via an initial public offering. Refer to Notes to the Condensed Consolidated Financial Statements – Note 16 – “Subsequent Events” for further details. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to expand the agreement to cover up to three additional products. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than-temporary prior to Optimer becoming a public company.
     In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida, for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic ® , marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to this agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika the $9,000. Abrika has agreed to repay the advance if it does not obtain the FDA’s final and unconditional approval of the transdermal fentanyl patch within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000 with interest accruing at 8.0% annually for monies loaned to Abrika. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement, the Company is to receive approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share, in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than temporary and, as such, wrote the investment down to its fair market value as of July 2, 2005, which was $1,720, based on the market value of the common stock of Advancis at that date. As of July 1, 2006, the fair market value of the Advancis common stock held by the Company was $2,970, based on the market value of such common stock at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380, based on the market value of such common stock at that date.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including its CEO and its CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of July 1, 2006. Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of July 1, 2006 because it has not yet concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2005 in the Company’s Form 10-K/A and as of April 1, 2006 in the Company’s Form 10-Q/A no longer exist.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in the Company’s internal control over financial reporting identified during the quarter ended July 1, 2006, except for the implementation of measures described below under Remediation of Material Weaknesses.
Remediation of Material Weaknesses
     The Company has implemented, or plans to implement, certain measures to remediate the material weaknesses identified in the Company’s 10-K/A for the fiscal year 2005 and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Quarterly Report on Form 10-Q/A, the Company has implemented the following measures:
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

•	Enhanced the accounting policies and procedures to provide adequate, sufficient and useful guidance to its staff in the area of accounts receivable reserves and inventory valuation and existence.

•	Corrected its methodologies with respect to estimating accounts receivable reserves for chargebacks, rebates, and product returns.

•	Increased the level of interdepartmental communication in a way that will foster information sharing between the Company’s finance staff and operational personnel.
     The Company anticipates that these remediation actions represent ongoing improvement measures. The Company believes these actions are reasonably likely to materially affect the Company’s internal control over financial reporting and will provide reasonable assurance that the identified deficiencies in the design and operation of certain of the Company’s controls with respect to the process of preparing and reviewing the annual and interim financial statements that resulted in the identification of the material weaknesses previously disclosed in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and in the Quarterly Report on Form 10-Q/A for the quarterly period ended April 1, 2006 will be addressed. While the significant enhancements in the Company’s internal control over financial reporting described above represent improvements, such enhancements have been in place only for a short period of time. The Company has not yet had sufficient opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weaknesses in internal control over financial reporting previously reported. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as part of its process to prepare the Company’s Annual Report on Form 10-K for the fiscal year ended and as of December 31, 2006.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     On April 27, 2006, the State of Hawaii filed a complaint naming the Company as a defendant that has alleged violations of laws related to participation in the Medicaid program. The Hawaii complaint pleads causes of action for (i) false claims; (ii) unfair or deceptive acts or practices; (iii) unfair competition; (iv) violation of the Deceptive Trade Practices Act; (v) non-disclosure; and (vi) unjust enrichment. The complaint seeks general and special damages; treble damages, or in the alternative, punitive damages; costs, pre-judgment and post-judgment interest, and attorneys’ fees; injunctive relief; and such other and further relief or equitable relief as the Court deems just and proper. The Company intends to defend this action vigorously.
     On May 8, 2006, the County of Oswego filed a complaint against the Company and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The Company intends to defend this action vigorously.
     With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United

States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand is currently pending.
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
     With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.
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
ITEM 1A. RISK FACTORS
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2005 Annual Report on Form 10-K/A. Please refer to that section for disclosures regarding certain risks and uncertainties related to the Company’s business and operations.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1)
Quarter Ending July 1, 2006

			Total Number of
			Shares of
		Average	Common Stock	Maximum Number of
	Total Number of	Price Paid	Purchased as Part	Shares of Common
	Shares of	per Share of	of Publicly	Stock that May Yet Be
	Common Stock	Common	Announced Plans	Purchased Under the
Period	Purchased (3)	Stock	or Programs	Plans or Programs (2)
April 2, 2006 through April 29, 2006	—	N/A	—	965,438

April 30, 2006 through May 27, 2006	—	N/A	—	965,438

May 28, 2006 through July 1, 2006	3,803	N/A	—	965,438

Total	3,803	N/A	—

(1)	In April 2004, the Board authorized the repurchase of up to $50,000 of the registrant’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million. The repurchase program has no expiration date.

(2)	Based on the closing price of the Company’s common stock on The New York Stock Exchange of $18.46 at June 30, 2006.

(3)	The total number of shares purchased represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer (filed herewith.)

31.2	Certification of the Principal Financial Officer (filed herewith.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

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