Form 10-Q/A
period 2006-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-07-30
CIK 878088

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
Large accelerated filer ☑  Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Number of shares of the Registrant’s common stock outstanding as of July 18, 2007: 35,496,116.

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q/A
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

Explanatory Note
     Par Pharmaceutical Companies, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the “Original 10-Q”) because the Company was not able to finalize the condensed consolidated financial statements for inclusion in its Original 10-Q. At the time of filing the Original 10-Q, the Company was in the process of restating certain of its financial information included in the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2005, and for the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (the “Restatement”) due to the discovery of certain accounting errors. The Original 10-Q was filed without Part I, Items 1 and 2, and the Rule 13a-14 (a) and Section 906 certifications by its President and Chief Executive Officer and by its Chief Financial Officer (the “Omitted Sections”), as indicated in the Company’s Notification of Late Filing on Form 12b — 25, filed with the Commission on December 21, 2006.
     As previously disclosed, the Audit Committee of the Board of Directors of the Company concluded that due to accounting errors the Company’s previously issued condensed consolidated financial statements for the three-month and nine-month periods ended October 1, 2005 need to be restated. The more significant errors related to accounts receivable reserves and inventory valuation and existence issues. The Company also restated its condensed consolidated financial statements to correct additional errors identified in its assessment of historical accounting matters relating to its accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and certain other items. A description of the restatement errors and the related impact on the Company’s previously issued condensed consolidated financial statements for the three-month and nine-month periods ended October 1, 2005 is contained in the Notes to Condensed Consolidated Financial Statements.
     The Company has not modified or updated the disclosures in the Original 10-Q other than as required to include the Omitted Sections, to reflect the effects of the Restatement, and to update the Legal Proceedings in Item 1 of Part II. This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Items 1, 1A, 2 and 6 of Part II of the Original 10-Q and no other information included in the Original 10-Q is amended hereby. The Company has not amended and does not anticipate amending its Annual Reports on Form 10-K for any of the years prior to the year ended December 31, 2005, nor does it anticipate amending any Quarterly Reports on Form 10-Q that were originally filed for any of the quarterly periods prior to (or including) the year ended December 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in the previously filed Form 10-K/A and this 10-Q/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$96,679	$93,477
Available for sale debt and marketable equity securities	95,750	103,066
Accounts receivable, net	102,721	62,362
Inventories	111,124	96,393
Prepaid expenses and other current assets	11,668	18,759
Deferred income tax assets	75,678	69,256
Income taxes receivable	18,859	18,859
Assets held for sale	—	1,944

Total current assets	512,479	464,116

Property, plant and equipment, at cost less accumulated depreciation and amortization	90,875	87,570
Available for sale debt and marketable equity securities	7,659	3,741
Investment in joint venture	4,205	4,153
Other investments	22,588	21,741
Intangible assets, net	45,965	36,235
Goodwill	58,729	58,729
Deferred charges and other assets	16,239	8,828
Non-current deferred income taxes, net	48,942	50,917

Total assets	$807,681	$736,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$2,312	$3,011
Accounts payable	43,456	56,412
Payables due to distribution agreement partners	100,549	46,937
Accrued salaries and employee benefits	13,766	12,780
Accrued expenses and other current liabilities	18,603	25,739
Income taxes payable	12,961	9,683
Liabilities held for sale	—	1,944

Total current liabilities	191,647	156,506

Long-term debt, less current portion	201,895	202,001
Other long-term liabilities	345	335

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	—	—
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued 35,880,817 and 35,114,026 shares	359	351
Additional paid-in-capital	249,417	217,403
Retained earnings	195,211	193,515
Accumulated other comprehensive income (loss)	1,626	(1,903)
Treasury stock, at cost 871,738 and 848,588 shares	(32,819)	(32,178)

Total stockholders’ equity	413,794	377,188

Total liabilities and stockholders’ equity	$807,681	$736,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(Restated		(Restated
		see Note 2)		see Note 2)
Revenues:
Net product sales	$168,951	$96,987	$528,571	$317,788
Other product related revenues	5,028	2,617	12,964	16,390

Total revenues	173,979	99,604	541,535	334,178
Cost of goods sold	118,919	66,432	382,540	199,997

Gross margin	55,060	33,172	158,995	134,181
Operating expenses:
Research and development	12,574	14,512	43,983	47,928
Selling, general and administrative	40,053	22,656	111,337	67,979
Intangible assets impairment	—	6,999	—	6,999

Total operating expenses	52,627	44,167	155,320	122,906

Operating income (loss)	2,433	(10,995)	3,675	11,275

Other income (expense), net	3,016	17	1,870	(190)
Equity loss from joint venture	(18)	(271)	(497)	(413)
Net investment gain (loss)	—	21,137	(3,773)	16,013
Interest income	2,098	1,396	6,055	3,837
Interest expense	(1,681)	(1,806)	(5,069)	(5,240)

Income from continuing operations before provision (benefit) for income taxes	5,848	9,478	2,261	25,282
Provision (benefit) for income taxes	1,461	(3,331)	565	2,765

Income from continuing operations	4,387	12,809	1,696	22,517

Discontinued operations:
Loss from discontinued operations	—	(915)	—	(3,409)
Benefit for income taxes	—	(349)	—	(1,296)

Loss from discontinued operations	—	(566)	—	(2,113)

Net income	$4,387	$12,243	$1,696	$20,404

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.13	$0.37	$0.05	$0.66
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income	$0.13	$0.36	$0.05	$0.60

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.13	$0.37	$0.05	$0.65
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income	$0.13	$0.36	$0.05	$0.59

Weighted average number of common shares outstanding:
Basic	34,468	34,205	34,401	34,119

Diluted	34,566	34,391	34,636	34,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
		(Restated
		see Note 2)
Cash flows from operating activities:
Net income	$1,696	$20,404
Deduct: Loss from discontinued operations, net of tax	—	(2,113)

Income from continuing operations	1,696	22,517
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,720)	12,666
Depreciation and amortization	15,986	9,734
Investment impairment	3,773	8,280
Intangible assets impairment	—	6,999
Equity loss from joint venture	497	413
Resolution of tax contingency	—	(7,218)
Allowances against accounts receivable	34,583	(20,770)
Share-based compensation expense	18,750	2,575
Gain on disposal of fixed assets	220	—
Gain on investments	—	(24,293)
Tax benefit on exercise of nonqualified stock options	694	488
Excess tax benefit on exercise of nonqualified stock options	(679)	—
Other	123	—
Changes in assets and liabilities, net of the effects of divestitures:
Increase in accounts receivable	(74,943)	(26,969)
Increase in inventories	(14,731)	(6,267)
Decrease in prepaid expenses and other assets	8,680	5,332
Decrease in accounts payable	(13,045)	(21,645)
Increase in payables due to distribution agreement partners	53,612	7,777
(Decrease) increase in accrued expenses and other liabilities	(3,648)	17,331
Increase (decrease) in income taxes payable/receivable	6,831	(4,484)

Net cash provided by (used in) operating activities	31,679	(17,534)
Net cash used in operating activities from discontinued operations	—	(3,947)

Cash flows from investing activities:
Capital expenditures	(15,006)	(19,997)
Purchases of intangibles	(14,137)	(5,000)
Acquisition of subsidiary, net of cash acquired	—	98
Purchases of long-term investments	—	(12,000)
Purchases of available for sale debt and marketable equity securities	(419)	(36,715)
Proceeds from sale of available for sale debt and marketable equity securities	5,000	92,689
Proceeds from sale of other investments	—	31,299
Acquisition of subsidiary, contingent payment	(2,500)	(2,500)
Capital contributions to joint venture	(550)	(1,901)
Advance for product rights	(9,000)	—

Net cash (used in) provided by investing activities	(36,612)	45,973
Net cash used in investing activities from discontinued operations	—	(250)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	8,902	2,134
Excess tax benefits on exercise of nonqualified stock options	679	—
Purchase of treasury stock	(641)	(152)
Payments of short-term debt related to financed insurance premiums	(2,889)	(4,446)
Borrowings related to financed insurance premium liabilities	2,274	1,597
Principal payments under long-term and other borrowings	(190)	(224)

Net cash provided by (used in) financing activities	8,135	(1,091)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Net increase in cash and cash equivalents	3,202	23,151
Cash and cash equivalents at beginning of period	93,477	36,682

Cash and cash equivalents at end of period	$96,679	$59,833

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$890	$2,421

Interest	$5,811	$5,846

Non-cash transactions:
Increase (decrease) in fair value of available for sale debt and marketable equity securities	$5,802	$(1,016)

Acquired intangibles not yet paid	$6,000	$—

Capital expenditures incurred but not yet paid	$670	$2,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
Note 1 - Basis of Presentation:
          The accompanying condensed consolidated financial statements at September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and October 1, 2005 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K/A.
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
Note 2 — Restatement of Previously Issued Financial Statements:
          As previously disclosed, the Audit Committee of the Board of Directors of the Company concluded that due to accounting errors the Company’s previously issued condensed consolidated financial statements for the three-month and nine-month periods ended October 1, 2005 need to be restated. The more significant errors related to accounts receivable reserves and inventory valuation and existence issues. The Company also restated its condensed consolidated financial statements to correct additional errors identified in its assessment of historical accounting matters relating to its accounting for a lease acquired in a business combination, accounting for the Company’s investment in a joint venture, and certain other items. A description of the restatement errors and the related impact on the Company’s previously issued condensed consolidated financial statements for the three-month and nine-month periods ended October 1, 2005 follows.
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
          The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. The Company experienced a delay in processing customer credits and the effects of such delay were not recognized by the Company in their estimates. To the extent deductions taken or claims made by customers were valid; the Company restated its accounts receivable reserves and related revenues in the appropriate prior period. For deductions that were not valid, the Company sought collection from the customer. In the second quarter of 2006, the Company determined that approximately $10 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10 million was written off in the second quarter of 2006.

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
          For the three-month and nine-month periods ended October 1, 2005, the Company recorded restatement adjustments that increased total accounts receivable reserves and decreased revenues to reflect their recognition in the correct periods.
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
Investment in Joint Venture
          On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and agreed that all profits or losses are to be shared equally between Rhodes and the Company. The Company had previously capitalized certain contributions made to SVC as property, plant and equipment and directly expensed certain contributions it made to the joint venture. The Company has restated its accounting for this joint venture to appropriately apply the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” by recording its share of losses of the joint venture in the equity loss from joint venture line item in the condensed consolidated statements of operations for the three-month and nine-month periods ended October 1, 2005 and recording the Company’s share of the net equity in the investment in joint venture line item on the condensed consolidated balance sheet.
Accounting for a Lease Acquired in a Business Combination
          On June 10, 2004, the Company acquired all of the capital stock of Kali. The Company acquired the physical facilities, in-process research and development and intellectual property of Kali. In connection with the acquisition, the Company assumed a building lease. The Kali lease was initially accounted for as an operating lease. Since the Kali lease contained a bargain purchase option, accounting for this lease as an operating lease was not in compliance with GAAP. The Company restated its accounting to classify the Kali lease as a capital lease, which included the recording of the related fixed asset and capital lease obligation, the removal of the favorable leasehold interest recorded as an intangible asset and the restatement of the related amount of goodwill.
Sales Cut-Off
          The Company recorded restatement adjustments for certain sales cut-off errors that resulted in certain revenues being recorded in the incorrect period. The correction affected revenues, cost of sales, accounts receivable, inventory and payables due to distribution agreement partners for the nine-month period ended October 1, 2005.

Accounts Payable Error
          The Company recorded a restatement adjustment to record a previously unaccrued invoice. This error resulted in an understatement of accounts payable and the related understatement of research and development expense for the nine-month period ended October 1, 2005.
Other Errors
          The Company recorded other immaterial restatement adjustments for errors made in the application of GAAP. These errors included adjustments related to the accounting of a curtailed defined benefit plan, accounts payable corrections and other miscellaneous items related to prior periods. For the nine-month period ended October 1, 2005, Other Errors includes the reversal of amounts related to accounts receivable reserves (chargebacks) and an amount related to inventory valuation. These amounts have been correctly recorded in periods prior to the nine-month period ended October 1, 2005 as part of the restatement of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Presentation Restatement Items — Condensed Consolidated Statements of Operations
          The Company restated the presentation of interest expense and interest income by stating each individually on the face of the condensed consolidated statements of operations for the three-month and nine-month periods ended October 1, 2005, as required by GAAP. The Company restated the presentation of amortization of debt issuance costs by including the amortization of these costs in interest expense for the three-month and nine-month periods ended October 1, 2005, as required by GAAP. Previously, the amortization of debt issuance costs were included in the line item labeled “Selling, general and administrative” under the “Operating expenses” section of the condensed consolidated statements of operations for the three-month and nine-month periods ended October 1, 2005. The Company restated the presentation of certain licensing and royalty related revenues that had previously been included in “Net product sales”, in error, on the condensed consolidated statements of operations by including these amounts in “Other product related revenues” on the condensed consolidated statements of operations for the three-month and nine-month periods ended October 1, 2005, as required by GAAP.
Presentation Restatement Items — Condensed Consolidated Statements of Cash Flows
          The Company restated the cash flows for the nine-month period ended October 1, 2005 to include totals for cash flows from discontinued operations. The Company corrected the presentation of “Tax benefit on exercise of nonqualified stock options” for the nine-month period ended October 1, 2005 in the Cash flows from operating activities section, as required by GAAP. Previously, this line item was displayed as supplemental disclosure under the caption of “Non-cash transactions”, which was not in compliance with GAAP. The Company has presented borrowings and payments related to debt for financed insurance premiums as individual line items in the Cash flows from financing activities section of the condensed consolidated statements of cash flows for the nine-month period ended October 1, 2005, as required by GAAP. Previously, the payments related to debt for financed insurance premiums were netted with “Principal payments under long-term and other borrowings” in the Cash flows from financing activities section of the condensed consolidated statements of cash flows. The Company corrected the presentation of the “cash paid for income taxes” and “cash paid for interest” on its condensed statement of cash flows for the nine-month period ended October 1, 2005. The Company also added supplemental disclosure of “Capital expenditures incurred but not yet paid” amounts to its condensed consolidated statements of cash flows for the nine-month period ended October 1, 2005, as required by GAAP.
Presentation Restatement Items — Notes to Condensed Consolidated Financial Statements
          The Company restated its Segment Information Note by expanding the disclosure of top selling product sales in a tabular format and other changes to comply with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Previously, the disclosure of top selling products was not complete for the three-month or nine-month periods ended October 1, 2005.

Impact of Restatement
          The Company has restated its condensed consolidated statement of operations and its condensed consolidated statement of cash flow for the periods ended October 1, 2005 to reflect the impact of the matters described above. The following summarizes the effect of the restatements on net income for the three-month and nine-month periods ended October 1, 2005:

	For the three	For the nine
	months ended	months ended
	October 1,	October 1,
(Amounts in thousands)	2005	2005
Net income — as previously reported	$25,280	$26,636

Pre-tax restatement adjustments:
Accounts receivable reserves
Increase in chargebacks	(23,338)	(20,875)
Increase in rebates	(2,104)	(388)
Decrease in product returns	5,968	10,797
Decrease (increase) in cash discounts and other	286	(134)

Total Accounts Receivable Reserves	(19,188)	(10,600)
Inventory Valuation and Existence	(2,083)	(3,160)

Investment in Joint Venture	(197)	(225)
Accounting for a Lease Acquired in a Business Combination	126	377

Other Errors
Sales cut-off	—	1,380
Accounts payable error	—	(825)
Other	(34)	2,834

Total pre-tax restatement adjustments	(21,376)	(10,219)
Tax effect of restatement adjustments	(8,339)	(3,987)

After tax effect of restatement adjustments	(13,037)	(6,232)

Net income — as restated	$12,243	$20,404

     The following table sets forth the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the three-month period ended October 1, 2005:

		Discontinued
	As	operations
	previously	reclassification	Restatement	As
(Amounts in thousands, except per share amounts)	reported	adjustments	adjustments	restated
		(1)
Revenues:
Net product sales	$118,257	$(6)	$(21,264)	$96,987
Other product related revenues	417	—	2,200	2,617
Total revenues	118,674	(6)	(19,064)	99,604
Cost of goods sold	64,810	(490)	2,112	66,432

Gross margin	53,864	484	(21,176)	33,172
Operating expenses:
Research and development	14,987	(300)	(175)	14,512
Selling, general and administrative	22,936	(174)	(106)	22,656
Total operating expenses	44,922	(474)	(281)	44,167

Operating income (loss)	8,942	958	(20,895)	(10,995)
Other (expense) income, net	(5)	—	22	17
Equity loss from joint venture	—	—	(271)	(271)
Interest income	—	—	1,396	1,396
Interest expense	—	—	(1,806)	(1,806)
Interest expense, net	(135)	(43)	178	—
Income from continuing operations before provision (benefit) for income taxes	29,939	915	(21,376)	9,478
Provision (benefit) for income taxes	4,659	349	(8,339)	(3,331)
Income from continuing operations	25,280	566	(13,037)	12,809
Loss from discontinued operations	—	(915)	—	(915)
Benefit for income taxes	—	(349)	—	(349)
Loss from discontinued operations	—	(566)	—	(566)
Net income	$25,280	$—	$(13,037)	$12,243

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.74	$0.01	$(0.38)	$0.37
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.74	$—	$(0.38)	$0.36

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.74	$0.01	$(0.38)	$0.37
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.74	$—	$(0.38)	$0.36

(1)	— Refer to Note 14 — Discontinued Operations — Related Party Transaction

          The following table sets forth the effects of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the nine-month period ended October 1, 2005:

		Discontinued
		operations
	As previously	reclassification	Restatement
(Amounts in thousands, except per share amounts)	reported	adjustments	adjustments	As restated
		(1)
Revenues:
Net product sales	$326,072	$(59)	$(8,225)	$317,788
Other product related revenues	7,143	—	9,247	16,390
Total revenues	333,215	(59)	1,022	334,178
Cost of goods sold	191,362	(1,731)	10,366	199,997

Gross margin	141,853	1,672	(9,344)	134,181
Operating expenses:
Research and development	48,374	(1,152)	706	47,928
Selling, general and administrative	69,442	(645)	(818)	67,979
Total operating expenses	124,815	(1,797)	(112)	122,906

Operating income	17,038	3,469	(9,232)	11,275
Other (expense), net	(310)	—	120	(190)
Equity loss from joint venture	—	—	(413)	(413)
Interest income	—	—	3,837	3,837
Interest expense	—	—	(5,240)	(5,240)
Interest expense, net	(649)	(60)	709	—
Income from continuing operations before provision for income taxes	32,092	3,409	(10,219)	25,282
Provision for income taxes	5,456	1,296	(3,987)	2,765
Income from continuing operations	26,636	2,113	(6,232)	22,517
Loss from discontinued operations	—	(3,409)	—	(3,409)
Benefit for income taxes	—	(1,296)	—	(1,296)
Loss from discontinued operations	—	(2,113)	—	(2,113)
Net income	$26,636	$—	$(6,232)	$20,404

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.78	$0.06	$(0.18)	$0.66
Loss from discontinued operations	—	(0.06)	—	(0.06)
Net income	$0.78	$—	$(0.18)	$0.60

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.77	$0.06	$(0.18)	$0.65
Loss from discontinued operations	—	(0.06)	—	(0.06)
Net income	$0.77	$—	$(0.18)	$0.59

(1)	— Refer to Note 14 — Discontinued Operations — Related Party Transaction

     The following table sets forth the effects of the restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the nine-month period ended October 1, 2005:

		Discontinued
		operations
	As previously	reclassification	Restatement
(Amounts in thousands)	reported	adjustments	adjustments	As restated
		(1)
Cash flows from operating activities:
Net income	$26,636	—	$(6,232)	$20,404
Loss from discontinued operations, net of tax	—	(2,113)	—	(2,113)
Income from continuing operations	26,636	2,113	(6,232)	22,517
Deferred income taxes	19,832	2,310	(9,476)	12,666
Depreciation and amortization	11,314	(1,048)	(532)	9,734
Equity in net loss of joint venture	—	—	413	413
Inventory reserves	3,948	—	(3,948)	—
Resolution of tax contingency	(7,214)	—	(4)	(7,218)
Allowances against accounts receivable	(11,919)	—	(8,851)	(20,770)
Gain on investments	(23,984)	—	(309)	(24,293)
Tax benefit on exercise of nonqualified stock options	—	—	488	488
Stock compensation expense	2,574	—	1	2,575
Other	(79)	6	73	—
Changes in assets and liabilities:
Increase in accounts receivable	(35,688)	—	8,719	(26,969)
Increase in inventories	(16,925)	—	10,658	(6,267)
Decrease increase in prepaid expenses and other assets	5,589	(218)	(39)	5,332
Decrease in accounts payable	(15,920)	1,144	(6,869)	(21,645)
Increase in payables due to distribution agreement partners	1,925	—	5,852	7,777
Increase in accrued expenses and other liabilities	10,276	(360)	7,415	17,331
Decrease in income taxes payable/receivable	(9,383)	—	4,899	(4,484)
Net cash used in operating activities	$(23,739)	$3,947	$2,258	$(17,534)
Net cash used in discontinued operations	$—	$(3,947)	$—	$(3,947)

Cash flows from investing activities:
Capital expenditures	(21,822)	250	1,575	(19,997)
Purchases of available for sale debt securities	(37,136)	—	421	(36,715)
Acquisition of subsidiary, contingent payment	—	—	(2,500)	(2,500)
Capital contributions to joint venture	—	—	(1,901)	(1,901)
Proceeds from sale of fixed assets	2	—	(2)	—
Other	98	—	(98)	—
Acquisition of subsidiary, net of cash acquired	—	—	98	98
Net cash provided by investing activities	$48,130	$250	$(2,407)	$45,973
Net cash used in discontinued operations	$—	$(250)	$—	$(250)

Cash flows from financing activities:
Issuance of debt	1,555	—	(1,555)	—
Payments of short-term debt related to financed insurance premiums	—	—	(4,446)	(4,446)
Borrowings related to financed insurance premium liabilities	—	—	1,597	1,597
Payments from short-term notes	—	—	(224)	(224)
Principal payments under long-term debt and other borrowings	(4,559)	—	4,559	—
Net cash used in financing activities	$(1,022)	$—	$(69)	$(1,091)

Net increase in cash and cash equivalents	23,369	—	(218)	23,151

Cash and cash equivalents at beginning of period	$36,534	$—	$148	$36,682

Cash and cash equivalents at end of period	$59,903	$—	$(70)	$59,833

		Discontinued
		operations
	As previously	reclassification	Restatement
(Amounts in thousands)	reported	adjustments	adjustments	As restated
		(1)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,341	$—	$80	$2,421
Interest	$5,924	$—	$(78)	$5,846
Non-cash transactions:
Capital expenditures incurred but not yet paid	$—	$—	$2,622	$2,622
Increase in fair value of available for sale debt and marketable equity securities	$(3,453)	$—	$2,437	$(1,016)

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
          Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. Prior periods have not been restated to reflect the impact of adopting the new Standard. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. As a result of the adoption of SFAS 123R, $679 of excess tax benefits for the nine months ended September 30, 2006 has been classified as both an operating cash outflow and financing cash inflow.
          The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.
          As of September 30, 2006, there were approximately 3.8 million shares of common stock available for future grant. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

          The following table illustrates the effects on net income and net income per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three-month and nine-month periods ended October 1, 2005:

	Three Months	Nine Months
	Ended	Ended
	October 1,	October 1,
	2005	2005
	(Restated)	(Restated)

Net income	$12,243	$20,404
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	402	1,235
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(7,002)	(30,978)

Pro forma net income (loss)	$5,643	$(9,339)

Net income (loss) per share of common stock :

As restated — basic	$0.36	$0.60
As restated — diluted	$0.36	$0.59

Pro forma — basic	$0.17	$(0.27)
Pro forma — diluted	$0.16	$(0.27)
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
          In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $415 in the quarter ended April 1, 2006. In the quarter ended September 30, 2006, the Company accelerated the vesting of 288 outstanding non-vested stock options and extended the exercise period of 446 vested shares in connection with the termination of certain executives. The effect of these modifications resulted in additional compensation expense of $1,325 and $1,501, respectively, in the quarter ended September 30, 2006. For the nine months ended September 30, 2006, the Company recorded a total of $3,241 additional compensation expense as a result of the modifications for terminated executives including the former Executive Chairman, the former President and Chief Executive Officer, and the former Chief Financial Officer.
          During the quarter ended April 1, 2006, the Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record total compensation expense of $1,115, of which $15 and $769 were recorded in the three-month and nine-month periods ended September 30, 2006. The remaining $346 will be amortized over the remaining vesting period of the modified options.
          As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of non-vested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on the sale of discontinued operations in fiscal 2005 due to the acceleration of the restricted stock. The exercise prices of 120 of the accelerated stock options were below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the then closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.

Stock Options
          The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.8%	4.5%	3.7%
Expected life (in years)	6.3	5.0	6.2	5.0
Expected Volatility	57.0%	58.9%	58.0%	58.6%
Dividend	0%	0%	0%	0%
          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month period ended September 30, 2006 and October 1, 2005 were $9.27 and $13.31, respectively. The weighted average per share fair value of options granted in the nine month period ended September 30, 2006 and October 1, 2005 were $17.72 and $20.51, respectively.
          Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and nine-month periods ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of sales	$227	$802
Research and development	568	2,005
Selling, general and administrative	4,872	10,254

Total, pre-tax	$5,667	$13,061
Tax benefit of share-based compensation	(2,210)	(5,094)

Total, net of tax	$3,457	$7,967

     The incremental stock based compensation expense decreased both basic and diluted earnings per share by $0.10 per share for the three-month period ended September 30, 2006 and by $0.23 per share for the nine-month period ended September 30, 2006.

     The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value

Balance at December 31, 2005	5,134	$37.86
Granted	1,186	29.62
Exercised	(393)	21.61
Forfeited	(513)	46.83

Balance at September 30, 2006	5,414	$36.40	6.75	$3,498

Exercisable at September 30, 2006	3,451	$38.32	5.56	$3,052

Vested and expected to vest at September 30, 2006	5,232	$35.87	6.46	$3,462

          The total fair value of shares vested during the three-month and nine-month periods ended September 30, 2006 was $2,692 and $8,233, respectively. As of September 30, 2006, the total compensation cost related to all nonvested stock options granted to employees but not yet recognized was approximately $30,951. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.8 years.
Restricted Stock/Restricted Stock Units
     Restricted stock and restricted stock units vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant. In the quarter ended September 30, 2006, the Company accelerated the vesting of 62 outstanding non-vested restricted shares in connection with the termination of certain executives including the former Executive Chairman, the former President and Chief Executive Officer, and the former Chief Financial Officer. The effect of these accelerations resulted in additional compensation expense of $1,792 in the quarter ended September 30, 2006.
     The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month and nine-month periods ended September 30, 2006 and October 1, 2005 was as follows:

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Cost of sales	$59	$51	$262	$157
Research and development	226	128	1,039	392
Selling, general and administrative	2,345	460	4,326	1,412

Total, pre-tax	$2,630	$639	$5,627	$1,961
Tax benefit of stock-based compensation	(1,026)	(236)	(2,195)	(725)

Total, net of tax	$1,604	$403	$3,432	$1,236

     The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	256	$40.03
Granted	429	32.17
Vested	(77)	40.21
Forfeited	(71)	36.03

Nonvested balance at September 30, 2006	537	$33.91	$9,804

     The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	17	$42.08
Granted	21	30.67
Vested	(8)	33.91
Forfeited	—	—

Nonvested balance at September 30, 2006	30	$36.20	$547

     As of September 30, 2006, the total compensation cost related to all nonvested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $15,084; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.2 years.
Employee Stock Purchase Program:
     The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount of 15% of the fair market value. An aggregate of 1,000 shares of Common Stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company as a result of the Company’s announcement to restate prior period consolidated financial statements. As a result, there was no Program activity during the three months ended September 30, 2006. Employees purchased 15 shares during the nine-month period ended September 30, 2006 and the Company recorded expense of $58, reflecting their 15% discount from fair market value.
Note 4 — Available for Sale Debt and Marketable Equity Securities:
     At September 30, 2006 and December 31, 2005, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at September 30, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value

Securities issued by U.S. government and agencies	$75,791	$—	$(654)	75,137
Debt securities issued by various state and local municipalities and agencies	13,945	—	(196)	13,749
Other marketable debt securities	14,849	121	(447)	14,523

Available for sale debt and marketable equity securities	104,585	121	(1,297)	103,409

Marketable equity securities available for sale (see Note 5)	1,720	4,280	—	6,000

Total	$106,305	$4,401	$(1,297)	$109,409

     Of the $1,297 of unrealized loss as of September 30, 2006, $1,241 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to its ability and intent to hold the related available for sale debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.

     The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2005:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by U.S. government and agencies	$80,778	$—	$(892)	79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other marketable debt securities	14,440	—	(1,240)	13,200

Available for sale debt and marketable equity securities	109,165	—	(2,358)	106,807

Marketable equity securities available for sale (see Note 5)	1,720	—	(340)	1,380

Total	$110,885	$—	$(2,698)	$108,187

     The following table summarizes the contractual maturities of the Company’s available for sale debt securities at September 30, 2006:

	September 30, 2006
		Estimated
		Fair
	Cost	Value
Less than one year	$34,555	$34,449
Due between 1-2 years	27,435	27,144
Due between 2-5 years	22,628	22,266
Due after 5 years	10,197	9,659
Other	9,770	9,891

Total	$104,585	$103,409

     Other includes preferred equities and an investment in a fund that invests in various floating rate structured finance securities. They do not have specific maturity dates.
     Refer to Note 16 — Subsequent Events, for discussion of investment loss related to the fund that invests in various floating rate structured finance securities.
Note 5 — Other Investments:

		Unrealized
	Cost	Gain	Loss	Fair Value
Balance at September 30, 2006
Advancis Pharmaceutical Corporation	$1,720	$4,280	$—	$6,000
Abrika Pharmaceuticals, LLLP	4,588	—	—	4,588
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$18,308	$4,280	$—	$22,588

		Unrealized
	Cost	Gain	Loss	Fair Value
Balance at December 31, 2005
Advancis Pharmaceutical Corporation	$1,720	$—	$(340)	$1,380
Abrika Pharmaceuticals, LLLP	8,361	—	—	8,361
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$22,081	$—	$(340)	$21,741

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
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares represented, as of September 30, 2006, approximately 16% equity ownership in Optimer. In February 2007, Optimer became a public company via an initial public offering. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to expand the agreement to cover up to three additional products. Refer to

Note 16 for further details. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than-temporary prior to Optimer becoming a public company.
          In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
          In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 2, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. As of September 30, 2006, the fair market value of the Advancis common stock held by the Company was $6,000 based on the market value of Advancis’s common stock at that date. The Company included an unrealized gain of $4,280 through the third quarter of 2006, which was included in other comprehensive income. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of Advancis’ common stock at that date. The Company included an unrealized loss of $340 for 2005 based on the value of the common stock at December 31, 2005.
          During the three months ended October 1, 2005, the Company sold its remaining investment of 731 shares of New River Pharmaceuticals, Inc. (“New River”) common stock for $26,984 and recorded a gain on sale of $21,137. During the nine months ended October 1, 2005, the Company sold all of its investment in New River common stock for $31,299 and recorded a gain on the sale of $24,293.
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

	September 30,	December 31,
	2006	2005

Gross trade accounts receivable	$340,625	$265,682
Chargebacks	(80,253)	(102,256)
Rebates and incentive programs	(84,100)	(50,991)
Returns	(48,828)	(32,893)
Cash discounts and other	(14,265)	(15,333)
Doubtful accounts	(10,458)	(1,847)

Accounts receivable, net	$102,721	$62,362

Allowance for doubtful accounts

	For the nine month period ended
	September 30, 2006		October 1, 2005
Balance at beginning of period	$(1,847)		$(1,847)
Additions — charge to expense	(10,442	)(a)	—
Adjustments and/or deductions	1,831		—

Balance at end of period	$(10,458)		$(1,847)

(a)	The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. In the second quarter of 2006, the Company determined that approximately $10.0 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10.0 million was written off in the second quarter of 2006.
          The following tables summarize the activity for the nine months ended September 30, 2006 and October 1, 2005, respectively, in the accounts affected by the estimated provisions described below:

	For the nine months ended September 30, 2006
			(Provision)
		Provision recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
	balance	period sales	sales	processed	balance
Accounts receivable reserves
Chargebacks	$(102,256)	$(268,630)	$— (1)	$290,633	$(80,253)
Rebates and incentive programs	(50,991)	(156,674)	—	123,565	(84,100)
Returns	(32,893)	(29,757)	(7,686)	21,508	(48,828)
Cash discounts and other	(15,333)	(35,722)	—	36,790	(14,265)

Total	$(201,473)	$(490,783)	$(7,686)	$472,496	$(227,446)

Accrued liabilities

Medicaid rebates	$(9,040)	$(11,943)	$85	$11,858	$(9,040)

	For the nine months ended October 1, 2005 (Restated)
			(Provision)
		Provision recorded	reversal recorded
	Beginning	for current	for prior period	Credits	Ending
	balance	period sales	sales	processed	balance
Accounts receivable reserves
Chargebacks	$(91,986)	$(434,310)	$— (1)	$427,185	$(99,111)
Rebates and incentive programs	(49,718)	(86,383)	1,489	93,263	(41,349)
Returns	(61,986)	(19,944)	(5,568)	46,690	(40,808)
Cash discounts and other	(13,287)	(44,985)	—	43,846	(14,426)

Total	$(216,977)	$(585,622)	$(4,079)	$610,984	$(195,694)

Accrued liabilities

Medicaid rebates	$(8,755)	$(18,489)	$—	$14,984	$(12,260)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis: however, based upon analysis of activity in subsequent periods, the Company has determined its chargeback estimates remain reasonable.
          The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 50% and 53% of the Company’s net product sales were derived from the wholesale distribution channel for the nine months ended September 30, 2006 and October 1, 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.
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
          The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request; and (ii) the Company generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. Additionally the Company considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns and may record additional provisions for specific returns that it believes are not covered by the historical rates.
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
Major Customers
          The amounts due from the Company’s four largest customers, McKesson Drug Co., Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 30%, 24%, 19% and 5%, respectively, of the gross accounts receivable balance at September 30, 2006 and approximately 32%, 18%, 17%, and 9%, respectively, of the gross accounts receivable balance at December 31, 2005.
Note 7 — Inventories:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$34,100	$35,190
Work-in-process	7,329	8,830
Finished goods	69,695	52,373

	$111,124	$96,393

Note 8 — Property, Plant and Equipment, net

	September 30,	December 31,
	2006	2005
Land	$2,434	$2,434
Buildings	29,375	33,938
Machinery and equipment	53,703	50,318
Office equipment, furniture and fixtures	6,558	7,027
Computer software and hardware	28,267	24,690
Leasehold improvements	14,989	7,486

	135,326	125,893
Less accumulated depreciation and amortization	44,451	38,323

	$90,875	$87,570

     Depreciation and amortization expense related to property, plant and equipment was $2,729 and $2,263 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $7,579 and $6,198 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Note 9 — Intangible Assets, net:

	September 30,	December 31,
	2006	2005
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,088 and $0	$7,399	$—
Ivax License Agreement, net of accumulated amortization of $1,509 and $132	6,491	7,868
FSC Laboratories Agreement, net of accumulated amortization of $2,602 and $2,143	3,220	3,679
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $718 and $115	9,281	9,885
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $7,661 and $6,407	4,039	5,293
Product license fees, net of accumulated amortization of $5,437 and $4,172	572	1,834
Paddock Laboratories, Inc. Purchase Agreement, net of accumulated of $0 and $0	6,000	—
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $5,958 and $5,416	4,875	5,417
Intellectual property, net of accumulated amortization of $599 and $431	2,091	2,259
Other intangible assets, net of accumulated amortization of $1,651 and $0	1,997	—

	$45,965	$36,235

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
          In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product, for a period of six years. The Company also entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone gel 1%, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”), a wholly-owned subsidiary of Solvay, product Androgel®. Under the terms of its purchase agreement with Paddock, the Company paid $6.0 million in the fourth quarter for all rights to Paddock’s ANDA for testosterone gel 1%, including all intellectual property associated with the product. The license agreement also permits the Company to launch the generic version of the product no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the related patents at issue.
          The Company recorded amortization expense related to intangible assets of $8,407 and $3,536, respectively, for the nine month periods ended September 30, 2006 and October 1, 2005. In January 2006, the Company reached agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that are currently marketed in the United States by Ivax or Teva for $8,487. Also, in January 2006, the Company paid Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors, $1,500 for the rights to three products that the Company was marketing to which Dr. Gutman was entitled to royalties under a prior agreement with FineTech. This asset was recorded in other intangible assets. Amortization expense related to the intangible assets currently being amortized is expected to total approximately $3,106 for the remainder of 2006, $11,676 in 2007, $10,214 in 2008, $5,901 in 2009, $5,455 in 2010 and $9,613 thereafter.
Note 10 - Income Taxes:
          The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current deferred income tax assets at September 30, 2006 and December 31, 2005 consisted of temporary differences, primarily related to accounts receivable reserves, and non-current deferred income tax assets at both such dates included the tax benefit related to purchased call options and acquired in-process research and development. The Company’s effective tax rates for the three months ended September 30, 2006 and October 1, 2005 were 25% and (35%), respectively. The Company’s effective tax rates for the nine months ended September 30, 2006 and October 1, 2005 were 25% and 11%, respectively. The effective tax rate for the nine months ended September 30, 2006 was impacted by estimated full year 2006 income amounts taxable in different state jurisdictions and other permanent items. In the third quarter of 2006, the Company recorded a credit of $3,553 in additional paid-in-capital due to the resolution of certain tax contingencies. In the third quarter of 2005, the Company recorded a tax benefit of $7,218 and recorded a credit in additional paid-in-capital of $16,819 due to the resolution of certain tax contingencies. The benefit lowered the effective tax rate for the three-month and nine-month periods ended October 1, 2005.
Note 11 - Changes in Stockholders’ Equity:
          Changes in the Company’s Common stock, Additional paid-in capital and Accumulated other comprehensive income (loss) accounts during the nine-month period ended September 30, 2006 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)
Balance, December 31, 2005	35,114	$351	$217,403	$(1,903)
Unrealized gains on marketable securities, net of tax	—	—	—	3,529
Exercise of stock options	394	4	8,507	—
Tax benefit from exercise of stock options	—	—	694	—
Forfeitures of restricted stock	(72)	—	—	—
Issuances of restricted stock	430	4	—	—
Employee stock purchase program	15	—	392	—
Compensatory arrangements	—	—	18,746	—
Resolution of tax contingency	—	—	3,553
Other	—	—	122	—

Balance, September 30, 2006	35,881	$359	$249,417	$1,626

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(Restated)		(Restated)
Comprehensive Income:
Net income	$4,387	$12,243	$1,696	$20,404
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	2,448	(10,345)	3,529	(620)

Comprehensive income	$6,835	$1,898	$5,225	$19,784

          In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 shares of its common stock for approximately $32.2 million pursuant to the program. The Company may still repurchase up to approximately $17.8 million of its common stock under the above plan. In the nine-month period ended September 30, 2006, 23 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Note 12 - Earnings Per Share:
          The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
		(Restated)		(Restated)
Income from continuing operations	$4,387	$12,809	$1,696	$22,517
Loss from discontinued operations	—	(915)	—	(3,409)
Benefit for income taxes	—	(349)	—	(1,296)

Net income	$4,387	$12,243	$1,696	$20,404
Basic:
Weighted average number of common shares outstanding	34,468	34,205	34,401	34,119

Income from continuing operations	$0.13	$0.37	$0.05	$0.66
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income per share of common stock	$0.13	$0.36	$0.05	$0.60

Assuming dilution:
Weighted average number of common shares outstanding	34,468	34,205	34,401	34,119
Effect of dilutive securities	98	186	235	285

Weighted average number of common shares outstanding	34,566	34,391	34,636	34,404

Income from continuing operations	$0.13	$0.37	$0.05	$0.65
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income per share of common stock	$0.13	$0.36	$0.05	$0.59
          Outstanding options of 5,074 and 2,419 as of September 30, 2006 and October 1, 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of September 30, 2006 and October 1, 2005. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.
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

Legal Proceedings:
Corporate Litigation
     The Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however, the Company at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2006, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. On June 29, 2007, the Company filed a motion to dismiss the Consolidated Amended Complaint. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested. The SEC has not contacted the Company about its informal investigation since the Company filed its Annual Report on Form 10-K/A on March 13, 2007.
     On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. According to the current scheduling order, plaintiffs amended complaint is due no later than June 30, 2007. Defendants must answer, move, or otherwise respond no later than August 30, 2007. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to alleged stock option backdating. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.
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
          Contractual Matters
     On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion is pending. A trial date has not yet been set. The Company intends to defend vigorously this action.
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
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus known as Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including, certain assets and the assumption of certain liabilities to Three Rivers for $6.6 million. The Company recognized a pre-tax gain of approximately $3.0 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3.0 million.
          Patent Related Matters
     On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (the “‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.

     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company’s motion the Court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
     On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. The parties have fully briefed the appeal, and are awaiting a date for oral argument.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and the Company’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed the Company’s requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and the Company’s wholly-owned subsidiary, Kali Laboratories, Inc., in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.
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
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “‘981 patent”) and 6,221,392 (the “‘392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ‘981 and ‘392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ‘981 and ‘392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ‘981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD)(ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par Pharmaceutical Inc., and Kali infringed U.S. Patent No. 6,162,802 (the “‘802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ‘802 patent is not infringed and is invalid, and counterclaimed for declaratory judgments of non-infringement and invalidity of the ‘802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.
     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “‘334 patent”) and 4,935,507 (the “‘507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denies Abbott and Astellas’ allegations, asserting that the ‘334 and ‘507 patents are not infringed and are invalid, and counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.

     On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “‘588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCL SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCL SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ‘588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par Pharmaceutical, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “‘887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, Par filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the ‘887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that Par’s 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe U.S. Patent No. 6,254,887. Par is preparing its answer and counterclaim to the second complaint and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.
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

     On May 8, 2006, the County of Oswego filed a complaint against the Company and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The Company intends to defend these actions vigorously.
     With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand to State Court is currently pending.
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
Note 14 — Discontinued Operations — Related Party Transaction:
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
          The following table shows revenues and pre-tax loss from discontinued operations for the three-month and nine-month periods ended October 1, 2005:

	For the three	For the nine months
	months ended	ended
	October 1, 2005	October 1, 2005
Revenues	$6	$59
Pre-tax loss from operations	$(915)	$(3,409)
          The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005:

December 31,
2005
Inventory	$838
Other current assets	134
Property, plant and equipment, net	972

Total assets held for sale	1,944

Accounts payable	1,381
Accrued expenses	563

Total liabilities	1,944

Net assets held for sale	$—

Note 15 — Investment in Joint Venture:
          On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of September 30, 2006, the Company’s net investment in SVC totaled approximately $4,205. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted.

Note 16 — Subsequent Events:
          In the fourth quarter of 2006, the Company entered into separation and release agreements with the former Chief Scientific Officer and the former President of the Generic Products Division. In connection with these separation and release agreements, the Company recorded expenses of approximately $4.0 million in the fourth quarter of 2006.
          In October 2006, the Company sold its investment in Advancis for approximately $5.0 million and will recognize a pre-tax gain of approximately $3.0 million in the fourth quarter of 2006.
          In November 2006, the Company and Spectrum amended their Development and Marketing Agreement dated February 22, 2006. The Company agreed to purchase and distribute sumatriptan products and certain GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5.0 million in conjunction with the amendment. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute, and sell sumatriptan products and certain GSK supplied products.
          In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The Company recorded related restructuring costs of approximately $1.0 million in the fourth quarter of 2006, mainly for severance pay and benefits. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities and was executed during the first half of 2007.
          In February 2007, the Company returned the marketing rights to Difimicin (antibiotic compound also know as PAR-101), an investigational drug to treat Clostridium difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicin. In connection with the returned marketing rights, the Company received $20.0 million in February 2007 from Optimer and is also to receive a $5.0 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
          In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale debt and marketable equity securities, experienced a severe reduction in value. As of September 30, 2006, this investment had a carrying value and an associated market value of approximately $6.0 million. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. There is a high probability of a total loss in this investment. The Company accordingly will record a realized investment loss in June 2007.
          In June 2007, the Company announced it entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
          In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
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
          The financial data for the two business segments are as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Generic	$159,727	$90,952	$509,554	$325,526
Brand	14,252	8,652	31,981	8,652

Total revenues	$173,979	$99,604	$541,535	$334,178

Gross margin:
Generic	$45,331	$26,671	$136,404	$127,680
Brand	9,729	6,501	22,591	6,501

Total gross margin	$55,060	$33,172	$158,995	$134,181

Operating income (loss):
Generic	$8,500	$(643)	$29,795	$48,248
Brand	(6,067)	(10,352)	(26,120)	(36,973)

Total operating income (loss)	$2,433	$(10,995)	$3,675	$11,275
Other income (expense), net	3,016	17	1,870	(190)
Equity loss from joint venture	(18)	(271)	(497)	(413)
Net investment gain	—	21,137	(3,773)	16,013
Interest income	2,098	1,396	6,055	3,837
Interest expense	(1,681)	(1,806)	(5,069)	(5,240)
Provision (benefit) for income taxes	1,461	(3,331)	565	2,765

Income from continuing operations	$4,387	$12,809	$1,696	$22,517
          The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

In the first three and nine months of 2006 and 2005, total revenues of the Company’s top selling products were as follows:

	For the three	For the three	For the nine months	For the nine months
	months ended	months ended	ended September 30,	ended October 1,
Product	September 30, 2006	October 1, 2005	2006	2005
Generic
Fluticasone (Flonase®)	$48,064	$—	$181,572	$—
Various amoxicillin products (Amoxil®)	15,487	—	41,388	—
Doxycycline Monohydrate (Adoxa®)	6,289	471	10,991	3,734
Cabergoline (Dostinex®)	9,651	—	24,061	—
Quinapril (Accupril®)	5,456	3,599	14,881	10,675
Megestrol acetate oral suspension (Megace®)	5,198	4,393	13,329	20,581
Fluoxetine (Prozac®)	5,079	5,388	14,277	19,442
Tramadol HCl and acetaminophen tablets (Ultracet®)	4,876	20,266	17,666	54,823
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,732	4,687	12,391	14,037
Lovastatin (Mevacor®)	3,581	2,815	11,759	13,519
Mercaptopurine (Purinethol®)	3,193	3,142	8,297	12,702
Minocycline (Minocin®)	2,997	1,475	7,284	9,144
Paroxetine (Paxil®)	2,798	7,296	9,360	29,586
Cefprozil (Cefzil®)	900	—	8,784	—
Other product related revenues (2)	5,028	2,617	12,964	16,390
Other (1)	37,398	34,803	120,550	120,893

Total generic revenues	$159,727	$90,952	$509,554	$325,526

Branded
Megace® ES	$12,664	$8,652	$28,990	$8,652
Other	1,588	—	2,991	—

Total branded revenues	$14,252	$8,652	$31,981	$8,652

(1)	The further detailing of revenues of the Company’s other approximately 100 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for the three-month or nine-month periods ended September 30, 2006 or October 1, 2005.

(2)	Other product related revenues represent licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa® and omeprazole, the generic version of Prilosec®. For the nine-month period ended October 1, 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement.
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
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that there will be any impact of the provisions of SAB 108 on its results of operations and its financial position due to its recent restatement disclosed in its Form 10-Q/A for the quarterly periods ended April 1, 2006 and July 1, 2006 and its Form 10-K/A for the fiscal year ended December 31, 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed herein and in the Company’s other reports on Form 8-K filed with the SEC. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company’s filings with the SEC, including its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Quarterly Report on Form 10-Q/A are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.
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
          These efforts resulted in higher sales in the first nine months of 2006 from new product introductions, including fluticasone pursuant to a supply and distribution agreement with GSK, several other products pursuant to agreements with Teva, Ivax, and Orchid Chemicals & Pharmaceuticals Ltd. including amoxicillin products and cefprozil, and the launch of cabergoline in December of 2005.
          The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”). The Company has progressed on its business plan during the second quarter of 2007 by acquiring the rights to two additional branded products currently in Phase III clinical trials. The Company acquired the commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. For additional information on both agreements, refer to “Subsequent Events” below.
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
          The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see Notes to Condensed Consolidated Financial Statements — Note 14 — “Discontinued Operations-Related Party Transaction”).
          Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payments at their fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations (see Notes to Condensed Consolidated Financial Statements — Note 3 — “Share-Based Compensation”).

          The following table shows the revenues, gross margin, and operating income by segment for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Generic	$159,727	$90,952	$509,554	$325,526
Brand	14,252	8,652	31,981	8,652

Total revenues	$173,979	$99,604	$541,535	$334,178

Gross margin:
Generic	$45,331	$26,671	$136,404	$127,680
Brand	9,729	6,501	22,591	6,501

Total gross margin	$55,060	$33,172	$158,995	$134,181

Operating income (loss):

Generic	$8,500	$(643)	$29,795	$48,248
Brand	(6,067)	(10,352)	(26,120)	(36,973)

Total operating income (loss)	$2,433	$(10,995)	$3,675	$11,275
          Total revenues and gross margin dollars increased $74,375, or 74.7%, and $21,888, or 66.0%, respectively, for the three months ended September 30, 2006 from the three months ended October 1, 2005. Generic revenues and gross margins increased $68,775, or 75.6%, and $18,660, or 70.0%, respectively, for the three months ended September 30, 2006 from the three months ended October 1, 2005. Increased generic sales and gross margins in 2006 were primarily due to new product launches including the first quarter 2006 launch of fluticasone, fourth quarter 2005 launches of cabergoline and amoxicillin products, and higher doxycycline product sales, lower inventory write-offs of finished products, partly offset by lower sales of tramadol HC1 and acetaminophen tablets. The decline in gross margin percentage for the generic business was driven primarily by the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, lower sales of higher margin tramadol HC1 and acetaminophen tablets, and intangibles amortization on new product acquisitions, tempered by gross margin on higher sales of cabergoline and doxycycline in the quarter. Branded revenues and gross margin dollars for the third quarter of 2006 of $14, 252 and $9,729, respectively, were driven by the July 2005 launch of the Company’s first branded product, Megace® ES.
          Total revenues and gross margin dollars increased $207,357, or 62.0%, and $24,814, or 18.5%, respectively, for the nine months ended September 30, 2006 from the nine months ended October 1, 2005. Generic revenues and gross margins increased $184,028, or 56.5%, and $8,724, or 6.8%, respectively, for the nine months ended September 30, 2006 from the nine months ended October 1, 2005. Increased generic sales in 2006 were primarily due to product launches of fluticasone, cabergoline, amoxicillin products, and cefprozil, and higher doxycycline product sales, partly offset by lower sales of tramadol HC1 and acetaminophen tablets, paroxetine and megestrol oral solution. Gross margin for the generic business was driven by the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, lower sales of higher margin tramadol HC1 and acetaminophen tablets, and included higher inventory write-offs and intangibles amortization on new product acquisitions, tempered by gross margin on higher sales of cabergoline. Branded revenues and gross margin dollars for the first nine months of 2006 of $31,981 and $22,591, respectively, were primarily driven by the July 2005 launch of Megace® ES.
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
          Operating income from the generic business was impacted in the first nine months of 2006 by the sales and gross margins discussed above, including the higher inventory write-offs of $6,985 driven by a delayed product launch for clonidine for $1,856 and the write-offs of finished products for which inventory levels exceed forecasted sales, as well as by higher research and development of approximately $4.9 million, and the Company’s determination not to pursue the collection of invalid customer deductions (approximately $10.0). Branded operating loss was favorably impacted in the first nine months of 2006 due to higher gross margin on higher sales and the termination of an outside development program with Advancis (approximately $14.3 million) in 2005, tempered by higher costs (approximately $19.2 million), mainly driven by field force expansion, incurred in 2006 to promote and support the Company’s July 2005 launch of its first branded product, Megace® ES. The total impact on the Company for the implementation of SFAS 123R totaled $13,061 for the nine months ended September 30, 2006, of which $3,241 related to separation and release agreements with certain executive officers of the Company.
RESULTS OF OPERATIONS
Revenues — Three Months Ended September 30, 2006
          Total revenues for the three months ended September 30, 2006 were $173,979, increasing $74,375, or 74.7%, from total revenues of $99,604 for the three months ended October 1, 2005. Revenues for generic products for the three months ended September 30, 2006 were $159,727, increasing $68,775, or 75.6%, from generic revenues of $90,952 for the three months ended October 1, 2005. Increased generic sales in 2006 were primarily due to new product launches including the first quarter 2006 launch of fluticasone (net sales of $48,064), fourth quarter 2005 launches of cabergoline (net sales of $9,651) and amoxicillin products (net sales of $15,487), and higher doxycycline product sales of $5,818. Partially offsetting these increases were lower sales in 2006 of certain existing products due to competitive pressures, including tramadol HC1 and acetaminophen tablets, which decreased by $15,390, and paroxetine, which decreased by $4,498 from the third quarter of 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Net sales of distributed products were approximately $107,621 or 61.9% of the Company’s total revenues in the third quarter of 2006, and $53,834, or 54.0% of the Company’s total revenues in the third quarter of 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $14,252 for the three months ended September 30, 2006, increasing $5,600, or 64.7%, from branded revenues of $8,652 for the three months ended October 1, 2005. The increase in 2006 is driven by the third quarter 2005 launch of Megace® ES.
Revenues — Nine Months Ended September 30, 2006
          Total revenues for the nine months ended September 30, 2006 were $541,535, increasing $207,357, or 62.0%, from total revenues of $334,178 for the nine months ended October 1, 2005. Revenues for generic products for the nine months ended September 30, 2006 were $509,554, increasing $184,028, or 56.5%, from generic revenues of $325,526 for the nine months ended October 1, 2005, due primarily to the introduction of new products. Among the top selling products in 2006 that did not have sales in the corresponding nine-month period in 2005 were fluticasone (net sales of $181,572), various amoxicillin products (net sales of $41,388), cefprozil (net sales of $8,784), and cabergoline (net sales of $24,061). Partially offsetting these increases were lower sales in 2006 of certain existing products, including tramadol HCl and acetaminophen tablets, which decreased by $37,157, paroxetine, which decreased by $20,226 and megestrol oral solution, which decreased $7,252 from the first nine months of 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Product revenues in the nine months ended October 1, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $366,037, or 67.6% of the Company’s total revenues in the third quarter of 2006, and $167,092, or 50.0% of the Company’s total revenues in the third quarter of 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $31,981 for the nine months ended September 30, 2006, increasing $23,329, or 269.6%, from branded revenues of $8,652 for the nine months ended October 1, 2005. The increase in 2006 is driven by the third quarter 2005 launch of Megace® ES.
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
          The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $1,051,862 for the nine months ended September 30, 2006 compared to $942,368 for the nine months ended October 1, 2005. Deductions from gross revenues were $510,327 for the nine months ended September 30, 2006 and $608,190 for the nine months ended October 1, 2005. These deductions are discussed in the Notes to Condensed Consolidated Financial Statements — Note 6 — “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 48.5% for the nine months ended September 30, 2006 compared to 64.5% for the nine months ended October 1, 2005, primarily due to less competition for new products, mainly fluticasone and cabergoline, and reductions of wholesale invoice prices on certain of the Company’s existing products. Among the top selling products that did not have sales in the corresponding prior year nine-month period were fluticasone, cabergoline, various amoxicillin products and cefprozil.
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
          The following tables summarize the activity for the nine months ended September 30, 2006 and October 1, 2005 in the accounts affected by the estimated provisions described below:

	For the nine months ended September 30, 2006
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(102,256)	$(268,630)	$— (1)	$290,633	$(80,253)
Rebates and incentive programs	(50,991)	(156,674)	—	123,565	(84,100)
Returns	(32,893)	(29,757)	(7,686)	21,508	(48,828)
Cash discounts and other	(15,333)	(35,722)	—	36,790	(14,265)

Total	$(201,473)	$(490,783)	$(7,686)	$472,496	$(227,446)

Accrued liabilities

Medicaid rebates	$(9,040)	$(11,943)	$85	$11,858	$(9,040)

	For the nine months ended October 1, 2005 (Restated)
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(91,986)	$(434,310)	$— (1)	$427,185	$(99,111)
Rebates and incentive programs	(49,718)	(86,383)	1,489	93,263	(41,349)
Returns	(61,986)	(19,944)	(5,568)	46,690	(40,808)
Cash discounts and other	(13,287)	(44,985)	—	43,846	(14,426)

Total	$(216,977)	$(585,622)	$(4,079)	$610,984	$(195,694)

Accrued liabilities

Medicaid rebates	$(8,755)	$(18,489)	$—	$14,984	$(12,260)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of activity in subsequent periods, the Company has determined its chargeback estimates remain reasonable.
Use of Estimates in Reserves
          The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that were deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts were significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease its reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company changed its assumptions and estimates, its revenue reserves would change, which would impact the net revenues it reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if, as and when actual experience differs from previous estimates.
Gross Margin — Three Months Ended September 30, 2006
          The Company’s gross margin of $55,060 (31.6% of total revenues) in the third quarter of 2006 increased $21,888 from $33,172 (33.3% of total revenues) in the corresponding period of 2005. The generic products gross margin of $45,331 (28.4% of generic revenues) in the three months ended September 30, 2006 increased $18,660 from $26,671 (29.3% of generic revenues) in 2005 due primarily to the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, the launch of cabergoline, lower inventory write-offs of finished products of $1,242, offset by lower sales of higher margin tramadol HC1 and acetaminophen tablets, and higher intangibles amortization on new product acquisitions of $1,052. The branded products contributed gross margins of $9,729 (68.3% of branded revenues) for the three months ended September 30, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005. Gross margin pull through for Megace® ES for the period was tempered by higher royalty payments made to a partner.
Gross Margin — Nine Months Ended September 30, 2006
          The Company’s gross margin of $158,995 (29.4% of total revenues) in the first nine months of 2006 increased $24,814 from $134,181 (40.2% of total revenues) in the corresponding period of 2005. Generic product gross margins of $136,404 (26.8% of generic revenues) in the nine months ended September 30, 2006 increased $8,724 from $127,680 (39.2% of generic revenues) in the corresponding period of 2005. The increase in generic gross margins was due primarily to the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, the launch of cabergoline, offset by lower sales of higher margin tramadol HC1 and acetaminophen tablets, higher inventory write-offs related to a delayed product launch and for write-offs of finished products for which inventory levels exceed forecasted sales ($6,985), a non-recurring $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement, and higher intangibles amortization on new product acquisitions of $4,001. Gross margin from branded products was $22,591 (70.6% of branded revenues) for the nine months ended September 30, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005.
Operating Expenses
Research and Development — Three months ended September 30, 2006
          The Company’s research and development expenses of $12,574 for the three months ended September 30, 2006 decreased $1,938, or 13.4%, from the three months ended October 1, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $4,412, primarily due to the termination of an agreement with Advancis in 2005, pursuant to which the Company had paid $4,750 in the third quarter of 2005, and lower clinical trial costs of $2,626, due to the termination of the Company’s Megace® ES oncology study. These items were partially offset by higher internal development costs of $4,575, primarily driven by employment costs, including stock compensation expense due to the Company’s implementation of SFAS 123R, and operating costs relating to new R&D facilities.
Research and Development — Nine months ended September 30, 2006
          The Company’s research and development expenses of $43,983 for the nine months ended September 30, 2006 decreased $3,945, or 8.2%, from the nine months ended October 1, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $14,891, primarily due to the termination of an agreement with Advancis in 2005, pursuant to which the Company had paid $14,250 in the first three quarters of 2005. The decrease in 2006 was partially offset by higher internal development costs of $9,091, primarily driven by employment costs, including stock compensation expense relating to the implementation of SFAS 123R, and operating costs related to new R&D facilities.
          Although there can be no such assurance, research and development expenses for fiscal year 2006, including payments to be made to unaffiliated companies, are expected to be flat to those from fiscal year 2005.

Selling, General and Administrative Expenses — Three months ended September 30, 2006
          Total selling, general and administrative expenses of $40,053 (23.0% of total revenues) for the three months ended September 30, 2006 increased $17,397, or 76.8%, from $22,656 (22.7% of total revenues) for the three months ended October 1, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $4,987 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, and increased stock compensation expense driven by the Company’s implementation of SFAS 123R ($2,045) and severance costs associated with the termination of executive officers of $7,106, which includes $2,825 of stock option expense.
Selling, General and Administrative Expenses — Nine months ended September 30, 2006
          Total selling, general and administrative expenses of $111,337 (20.6% of total revenues) for the nine months ended September 30, 2006 increased $43,358, or 63.8%, from $67,979 (20.3% of total revenues) for the nine months ended October 1, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $14,569 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, and increased stock compensation expense driven by the Company’s implementation of SFAS 123R ($7,428), the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that would not be pursued for collection, and severance cost associated with the termination of executive officers of $7,106, which includes $2,825 of stock option expense.
          Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2006 are expected to be higher by 60% to 65% from fiscal year 2005 primarily due to continued promotional support behind the Company’s branded business activities, the write-off of bad debt, higher stock compensation expense driven by the impact of the 2006 implementation of FAS 123R, severance costs related to executive officers, and restructuring expenses.
Intangible Assets Impairment
          In the third quarter of 2005, the Company recorded an impairment charge related to two intangible assets totaling $6,999. Both assets related to the generic drug latanoprost. The Company had been in litigation relating to patent infringement due to its filing of an ANDA for latanoprost. During the third quarter of 2005, the Company was informed that it had received an unfavorable ruling in the lawsuit. As a result of these facts, the Company determined that these intangibles were fully impaired at that time.
Other Income (Expense), net
          Other income (expense), net was $3,016 and $17 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $1,870 and ($190) for the nine months ended September 30, 2006 and October 1, 2005, respectively. The increase in the three month period is primarily related to the 2006 settlement with Three Rivers in which the Company recorded a gain of $3,054. The increase for the nine-month period is primarily due to the gain of $3,054 on the Three Rivers settlement partially offset by the settlement with Genpharm of $1,502 that resolved disputes related to distribution and other agreements between the companies. The Company recorded expenses of $1,250 in other income (expense), net and the remaining $252 in research and development expenses in the nine-month period of 2006 as a result of the settlement.
Net Investment (Loss)/Gain
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
          During the three months ended October 1, 2005, the Company sold its remaining investment of 731 shares of New River Pharmaceuticals, Inc. (“New River”) common stock for $26,984 and recorded a gain on sale of $21,137. During the nine months ended October 1, 2005, the Company sold all of its investment in New River common stock for $31,299 and recorded a gain on the sale of $24,293. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. On October 16, 2003, the Company purchased 1,000 shares of the common stock of Advancis for approximately $10.0 million. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company determined that the significant decline in fair market value of its investment was other-than-temporary and as such wrote the investment down to its fair market value, based on the market value of the Advancis common stock at July 2, 2005.

Equity Loss from Joint Venture
          Equity loss from joint venture for the third quarter was $18 and $271 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $497 and $413 for the nine months ended September 30, 2006 and October 1, 2005. The amount represents the Company’s share of loss in the SVC joint venture which primarily related to research and development costs incurred by the joint venture to develop ANDAs.
Interest Income
          Interest income was $2,098 and $1,396 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $6,055 and $3,837 for the nine months ended September 30, 2006 and October 1, 2005, respectively. Interest income principally includes interest income derived primarily from money market and other short-term investments.
Interest Expense
          Interest expense was $1,681 and $1,806 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $5,069 and $5,240 for the nine months ended September 30, 2006 and October 1, 2005, respectively. Interest expense for 2006 and 2005 principally includes interest payable on the Company’s convertible notes.
Income Taxes
          The Company recorded a provision for income taxes of $1,461 for the three months ended September 30, 2006 and a benefit of $3,331 for the three months ended October 1, 2005, respectively. The Company’s effective tax rates for the three months ended September 30, 2006 and October 1, 2005 were 25% and (35%), respectively. For the nine-month periods ended September 30, 2006 and October 1, 2005, the Company recorded provision for income taxes of $565 and $2,765, respectively. The Company’s effective tax rates for the nine months ended September 30, 2006 and October 1, 2005 were 25% and 11%, respectively. The tax rate for the nine months ended September 30, 2006 was impacted by estimated full year 2006 income amounts taxable in different state jurisdictions and other permanent items. In the third quarter of 2006, the Company recorded a credit of $3,553 in additional paid-in-capital due to the resolution of certain tax contingencies. In the third quarter of 2005, the Company recorded a tax benefit of $7,218 and recorded a credit in additional paid-in-capital of $16,819 due to the resolution of certain tax contingencies. The benefit decreased the effective tax rate for the three and nine month periods ended October 1, 2005.
Discontinued Operations
          In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The Company had pre-tax losses from discontinued operations for the three-month and nine-month periods ended October 1, 2005 of $915 and $3,409, respectively.
FINANCIAL CONDITION
Liquidity and Capital Resources
          Cash and cash equivalents of $96,679 at September 30, 2006 increased by $3,202 from $93,477 at December 31, 2005. The increase was driven by net income of $1,696 adjusted for depreciation and amortization of $15,986 and share-based compensation of $18,750 and an increase from changes in assets and liabilities of $2,661 partially offset by capital expenditures of $15,006 and purchases of intangibles of $14,137. In the nine-month period ended September 30, 2006, cash provided by operations was $31,679, primarily due to the increase in the Company’s accounts receivable from higher sales in the nine-month period and an increase in inventory, partially offset by an increase in payables to distribution agreement partners for profit splits owed as of September 30, 2006. Cash flows used in investing activities were $36,612 for the nine months ended September 30, 2006, principally due to the purchase of intangibles of $14,137, including the Teva asset purchase agreement, a $9,000 advance for product rights paid to Abrika and capital expenditures of $15,006. The capital expenditures included the expansion of quality and research and development laboratories. Cash provided by financing activities was $8,135 as the Company obtained $8,902 from the issuance of shares of common stock upon the exercise of stock options, partially offset by net payments of short-term debt related to financed insurance premiums and principal payments under long-term debt and other borrowings of $805.

          The Company’s working capital, current assets minus current liabilities, of $320,832 at September 30, 2006 increased $13,222, from $307,610 at December 31, 2005. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.67x at September 30, 2006 compared to 2.97x at December 31, 2005. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.
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
          Available for sale debt securities of $95,750 included in current assets at September 30, 2006 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.
          As of September 30, 2006, the Company had payables due to distribution agreement partners of $100,549 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech and GSK with respect to paroxetine. The Company paid substantially all of these amounts, with the exception of the payables due to Pentech as a result of current litigation with them, out of its working capital during the fourth quarter of 2006. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.
          There have been no material changes to the contractual obligations table presented as of December 31, 2005 in the Company’s Form 10-K/A for the 2005 fiscal year, except as disclosed in “Subsequent Events”.
          In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2005 in the Company’s Form 10-K/A. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $6,000 as of September 30, 2006.
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
Financing
          At September 30, 2006, the Company’s total outstanding short and long-term debt, including the current portion, was $204,207. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has initiated a lawsuit in connection therewith. See Item 1, Notes to Condensed Consolidated Financial Statements — Note 13 — “Commitments, Contingencies and Other Matters.”

Critical Accounting Policies and Use of Estimates
          The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K/A for the fiscal year ended December 31, 2005.
Subsequent Events
          Refer to Notes to Condensed Consolidated Financial Statements — Note 13 — “Commitments, Contingencies and Other Matters” and Item 1 of Part II — “Legal Proceedings.”
          In the fourth quarter of 2006, the Company entered into separation and release agreements with the former Chief Scientific Officer and the former President of the Generic Products Division. In connection with these separation and release agreements, the Company recorded expenses of approximately $4.0 million in the fourth quarter of 2006.
          In October 2006, the Company sold its investment in Advancis for approximately $5.0 million and will recognize a pre-tax gain of approximately $3.0 million in the fourth quarter of 2006.
          In November 2006, the Company and Spectrum amended their Development and Marketing Agreement dated February 22, 2006. The Company agreed to purchase and distribute sumatriptan products and certain GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5.0 million in conjunction with the amendment. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute, and sell sumatriptan products and certain GSK supplied products.
          In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The Company recorded related restructuring costs of approximately $1.0 million in the fourth quarter of 2006, mainly for severance pay and benefits. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities and was executed during the first half of 2007.
          In February 2007, the Company returned the marketing rights to Difimicin (antibiotic compound also know as PAR-101), an investigational drug to treat Clostridium difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicin. In connection with the returned marketing rights, the Company received $20.0 million in February 2007 from Optimer and is also to receive a $5.0 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
          In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale marketable and debt securities, experienced a severe reduction in value. As of September 30, 2006, this investment had a cost basis and an associated market value of approximately $6.0 million. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. There is a high probability of a total loss in this investment. The Company accordingly will record a realized investment loss in June 2007.
          In June 2007, the Company announced it entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
          In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

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
     The following table summarizes the available for sale securities that subject the Company to market risk at September 30, 2006 and December 31, 2005:

	September 30,	Dec. 31,
	2006	2005
Securities issued by U.S. government and agencies	$75,137	$79,886
Debt securities issued by various state and local municipalities and agencies	13,749	13,721
Other marketable debt securities	14,523	13,200

Total	$103,409	$106,807

Available for Sale Securities and Other Investments:
     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $103,409, as of September 30, 2006, in available for sale securities that have a maturity greater than one year.
     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Advancis Pharmaceutical Corporation (“Advancis”), Abrika Pharmaceuticals, LLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”), as described below.
     In April 2005, the Company acquired 3,333 shares of the Series C preferred stock of Optimer, a then privately-held biotechnology company located in San Diego, California, for $12,000. The 3,333 shares currently represented, as of September 30, 2006, approximately 16% equity ownership in Optimer. Subsequently, Optimer became a public company via an initial public offering. Refer to Notes to Condensed Consolidated Financial Statements — Note 16 — “Subsequent Events” for more details. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101 and the option to expand the agreement to cover up to three additional products. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than temporary prior to Optimer becoming a public company.
          In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. The

Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share, in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS Phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials, and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than temporary and, as such, wrote the investment down to its fair market value as of October 1, 2005, which was $1,720, based on the market value of the common stock of Advancis at that date. As of September 30, 2006, the fair market value of the Advancis common stock held by the Company was $6,000, based on the market value of such common stock at that date. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380, based on the market value of such common stock at that date.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of September 30, 2006. Based on that evaluation, the Company’s management, including its CEO and its CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2005 in the Company’s Form 10-K/A and as of April 1, 2006 in the Company’s Form 10-Q/A have been remediated.
Changes in Internal Control over Financial Reporting
          There have been no significant changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2006, except for the implementation of measures described below under “Remediation of Material Weaknesses”, see below.
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
          The Company anticipates that these remediation actions represent ongoing improvement measures. The Company believes these actions are reasonably likely to materially affect the Company’s internal control over financial reporting and will provide reasonable assurance that the identified deficiencies in the design and operation of certain of the Company’s controls with respect to the process of preparing and reviewing the annual and interim financial statements that resulted in the identification of the material weaknesses previously disclosed in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and in the Quarterly Report on Form 10-Q/A for the quarterly period ended April 1, 2006 will be addressed. While the significant enhancements in the Company’s internal control over financial reporting described above all represent improvements, such enhancements have been in place only for a short period of time. The Company has not yet had sufficient opportunity to assess whether the above internal control enhancements are operating effectively and will be sufficient to remediate the material weaknesses in internal control over financial reporting previously reported. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as part of its process to prepare the Company’s Annual Report on Form 10-K for the fiscal year ended and as of December 31, 2006.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Corporate Litigation
     The Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however, the Company at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2006, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. On June 29, 2007, the Company filed a motion to dismiss the Consolidated Amended Complaint. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested. The SEC has not contacted the Company about its informal investigation since the Company filed its Annual Report on Form 10-K/A on March 13, 2007.
     On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. According to the current scheduling order, plaintiffs amended complaint is due no later than June 30, 2007. Defendants must answer, move, or otherwise respond no later than August 30, 2007. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to alleged stock option backdating. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.
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
          Contractual Matters
     On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion is pending. A trial date has not yet been set. The Company intends to defend vigorously this action.
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
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus known as Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including, certain assets and the assumption of certain liabilities to Three Rivers for $6.6 million. The Company recognized a pre-tax gain of approximately $3 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3 million.
          Patent Related Matters
     On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (the “‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company’s motion the Court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
     On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. The parties have fully briefed the appeal, and are awaiting a date for oral argument.
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr Laboratories, Inc. (“Barr”) and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and the Company’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed the Company’s requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and the Company’s wholly-owned subsidiary, Kali Laboratories, Inc., in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.
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
     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “‘981 patent”) and 6,221,392 (the “‘392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ‘981 and ‘392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ‘981 and ‘392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ‘981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD)(ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum Pharmaceuticals, Inc. (“Spectrum”) in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par Pharmaceutical Inc., and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ‘802 patent is not infringed and is invalid, and counterclaimed for declaratory judgments of non-infringement and invalidity of the ‘802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.
     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denies Abbott and Astellas’ allegations, asserting that the ‘334 and ‘507 patents are not infringed and are invalid, and counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.
     On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCL SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCL SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ‘588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.
     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par Pharmaceutical, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, Par filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the ‘887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that Par’s 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe U.S. Patent No. 6,254,887. Par is preparing its answer and counterclaim to the second complaint and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.
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
     On May 8, 2006, the County of Oswego filed a complaint against the Company and certain other pharmaceutical companies. This complaint pleads causes of action for (i) fraud; (ii) violation of New York Social Services Law § 366-b; (iii) violation of New York Social Services Law § 145-b; (iv) violation of New York General Business Law § 349; (v) unjust enrichment; and (vi) fraudulent concealment. The County of Schenectady filed a similar complaint on May 9, 2006. The Company intends to defend these actions vigorously.
     With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants’ joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand to State Court is currently pending.
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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1)
Quarter Ending September 30, 2006

				Maximum Number of
			Total Number of	Shares of Common
			Shares of Common	Stock that May Yet
	Total Number of		Stock Purchased as	Be Purchased Under
	Shares of Common	Average Price Paid	Part of Publicly	the Plans or
	Stock Purchased	per Share of Common	Announced Plans or	Programs
Period	(3)	Stock	Programs	(2)

July 2, 2006 through July 29, 2006	—	N/A	—	977,083

July 30, 2006 through August 26, 2006	—	N/A	—	977,083

August 27, 2006 through September 30, 2006	1,893	N/A	—	977,083

Total	1,893	N/A	—

(1)	In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million. The repurchase program has no expiration date.

(2)	Based on the closing price of the Company’s common stock on The New York Stock Exchange $18.24 at September 29, 2006.

(3)	The total number of shares purchased represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
ITEM 6. EXHIBITS

10.1	Employment agreement by and between Par Pharmaceutical Companies, Inc. and Patrick LePore, dated as of November 10, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.2	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Mark Auerbach, dated as of December 1, 2006. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.3	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Michael Graves, dated as of November 10, 2006. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.4	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Shankar Hariharan, dated as of November 29, 2006. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC. (Registrant)
July 30, 2007	/s/ Patrick G. LePore
Patrick G. LePore
President and Chief Executive Officer

July 30, 2007	/s/ Gerard A. Martino
Gerard A. Martino
Executive Vice President and Chief Operating Officer

July 30, 2007	/s/ Veronica A. Lubatkin
Veronica A. Lubatkin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment agreement by and between Par Pharmaceutical Companies, Inc. and Patrick LePore, dated as of November 10, 2006. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.2	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Mark Auerbach, dated as of December 1, 2006. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.3	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Michael Graves, dated as of November 10, 2006. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

10.4	Separation agreement by and between Par Pharmaceutical Companies, Inc. and Shankar Hariharan, dated as of November 29, 2006. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report of Form 10-Q, originally filed for the quarter ended September 30, 2006 on December 21, 2006.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.