Form 10-K
period 2006-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-09-06
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number: 1-10827
PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3122182 (I.R.S. Employer Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)
Registrant‘s telephone number, including area code: (201) 802-4000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The New York Stock Exchange, Inc.

Preferred Share Purchase Rights	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
     Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:
     Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates as of June 30, 2006 (the last business day of the Registrant’s completed second fiscal quarter in 2006) was approximately $635,618,000. For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2006.
     Number of shares of the Registrant’s common stock outstanding as of August 27, 2007: 35,475,780.

PART I
     Forward-Looking Statements
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, milestones, and research and development joint ventures, (iv) research and development project delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the Company’s previously disclosed accounting and restatement issues, including the associated delays in the Company’s ability to file reports with the Securities and Exchange Commission (the “SEC”). To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed under Item 1A Risk Factors and from time to time in other of the Company’s filings with the SEC, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1. Business
GENERAL and RECENT DEVELOPMENTS
     Par Pharmaceutical Companies, Inc. (the “Company”) is a Delaware holding company that, principally through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), is in the business of developing, manufacturing and distributing generic and branded drugs in the United States. In January 2006, the Company announced its divestiture of FineTech Laboratories, Ltd. (“FineTech”), effective December 31, 2005 to a former officer and director of the Company. As a result of the divestiture, the business is being reported as a discontinued operation for all periods presented, as applicable. On June 10, 2004, the Company acquired Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which has been integrated with the Company’s internal research and development program. The Company’s year ends on December 31 of each year presented. The Company’s fiscal quarters end on the Saturday closest to each calendar quarter end. The Company’s principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000. Additional information concerning the Company can be found on the Company’s website at www.parpharm.com.
     The Company makes its electronic filings with the SEC, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, available through its website, free of charge, as soon as reasonably practicable after the Company electronically files or furnishes them with the SEC. Information on the website is not, and should not be construed to be, part of this Annual Report on Form 10-K. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation and Stock Option and Nominating and Corporate Governance Committees of the Company’s Board of Directors (“Board”) and the Company’s Code of Conduct.
     Prescription pharmaceutical products are sold as either generic products or brand products. In the third quarter of 2005, the Company shipped its first brand product, Megace® ES and is now in two reportable business segments: generic pharmaceuticals and brand pharmaceuticals. See Notes to Consolidated Financial Statements – “Note 18 – Segment Information.”

          Generic Segment
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
     The Company’s product line comprises generic prescription drugs consisting of approximately 180 products representing various dosage strengths for more than 80 separate drugs. The Company’s products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule). In addition, the Company markets several oral suspension products, products in the semi-solid form of a cream and an inhaler product. The Company develops and manufactures some of its own internally developed products and has strategic alliances and relationships with several pharmaceutical and chemical companies that provide the Company with products for sale through various distribution, manufacturing, development and licensing agreements. The Company is continuing its efforts in developing generic equivalents of existing brand drugs, exploring potential acquisitions of complementary products and businesses and seeking additional strategic alliances and relationships.
     A growing practice within the generic industry is the use of authorized generics. Brand name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and they often license this right to a subsidiary or a generic distributor. Authorized generics may be sold during (and after) the exclusivity period granted to the developer of a generic equivalent to the brand product. The Company has marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company (“BMS”), fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed through GlaxoSmithKline plc (“GSK”), and metoprolol succinate ER (Toprol XL®) licensed through AstraZeneca.
     The Company markets its generic products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through its internal staff. The Company also promotes the sales efforts of wholesalers and drug distributors that sell the Company’s products to clinics, governmental agencies and other managed health care organizations.
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
     As part of the Company’s business plan to sustain future growth, the Company has created a proprietary products division focused on commercialization of Megace® ES and licensing of other proprietary, specialty products. Megace® ES, the Company’s first brand product is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS. The Company believes that these potential brand products may have limited competition, longer product life cycles and long-term higher profitability than its existing generic products. The Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line.
     The Company submitted its first New Drug Application (“NDA”) in June 2004, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”), for megestrol acetate oral suspension NanoCrystal® Dispersion (“NCD”). This NDA was approved by the Food and Drug Administration (the “FDA”) in July 2005 and the Company began marketing megestrol acetate oral suspension NCD, under the brand name Megace® ES, soon thereafter. The Company assembled and deployed a sales force to sell brand drug products. The sales force creates demand for proprietary products by communicating the benefits of these products directly to physicians in populous residential areas.
     Growth of the brand segment of the Company’s business will largely be based on the in-licensing of new compounds and approval of existing new compounds licensed, as well as increasing the number of prescriptions on the Company’s current brand products.
          Other
     The Company has adopted a Code of Conduct that applies to all of its directors, officers, employees and representatives. This code is publicly available on the Company’s website. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on the Company’s website. The Company’s corporate governance principles and the charters of the Audit, Nominating and Corporate Governance and Compensation and Stock Option Committees of its Board are also available on the Company’s website. Any of these materials may also be requested in print by writing to the Company, Attention: Thomas Haughey, Executive Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.
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
PRODUCT INFORMATION
     The Company distributes approximately 80 products, representing various dosage strengths for 40 separate drugs, that are manufactured by the Company and 100 additional products, representing various dosage strengths for 41 separate drugs that are manufactured for it by other companies. The Company holds the Abbreviated New Drug Applications (“ANDAs”) and NDAs for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by the Company, including the brand name product Megace® ES, for which the Company holds the NDA. The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

Name	Competitive Brand Name Drug
Generic:

Acebutolol	Sectral
Acyclovir	Zovirax
Allopurinol	Zyloprim
Amiloride Hydrochloride	Midamor
Amiodarone Hydrochloride	Cordarone
Amoxicillin Oral Suspension	Amoxil
Amoxicillin Tabs	Amoxil
Amoxicillin/Clavalunate (Chew Tabs)	Amoxil
Amoxicillin/Clavalunate (Oral Susp.)	Amoxil
Amoxicillin/Clavalunate (Tabs)	Amoxil
Aspirin (zero order release)	Zorprin
Benztropine Mesylate	Cogentin
Buspirone	BuSpar
Cabergoline	Dostinex
Captopril	Capoten
Captopril HCTZ	Capozide
Carisoprodol and Aspirin	Soma Compound
Chlordiazepoxide and Amitripylene	Librium DS
Chlordiazepoxide HCl	Librium
Cholestyramine & Light (Generic)	Questran & Light
Cholestyramine (Brand)	Questran
Cholestyramine Light (Brand)	Questran Light
Citalopram	Celexa
Clomiphene	Clomid
Clonazepam ODT	Klonopin
Clozapine	Clozaril
Cyproheptadine Hydrochloride	Periactin
Diphenoxylate Hydrochloride and Antropine Sulfate	Lomotil
Doxepin Hydrochloride	Sinequan, Adapin
Doxycycline Monohydrate	Adoxa, Monodox
Enalapril	Vasotec
Enalapril Maleate HCTZ	Vaseretic
Estazolam	Prosom
Famotidine	Pepcid
Flecainide	Tambocor
Fluoxetine	Prozac

Name	Competitive Brand Name Drug
Fluoxetine Syrup	Prozac
Fluphenazine Hydrochloride	Prolixin
Flutamide	Eulexin
Fluticasone Nasal Spray	Flonase
Glycopyrrolate	Robinul
Glycopyrrolate Forte	Robinul Forte
Guanfacine	Tenex
Hydralazine Hydrochloride	Apresoline
Hydra-Zide	Apresazide
Hydroquinone HCL	Eldoquin
Hydroxurea	Hydrea
Ibuprofen	Advil, Nuprin, Motrin
Imipramine Hydrochloride	Tofranil
Isosorbide Dinitrate	Isordil
Leflunomide	Arava
Lovastatin	Mevacor
Meclizine Hydrochloride	Antivert
Megestrol Acetate	Megace
Megestrol Acetate Oral Suspension	Megace Oral Suspension
Mercaptopurine	Purinethol
Metaproterenol Sulfate	Alupent
Methimazole	Tapazole
Metoprolol Succinate	Toprol-XL
Metronidazole	Flagyl
Minocycline	Minocin
Minoxidil	Loniten
Nabumetone	Relafen
Nizatidine	Axid
Nystatin Powder	Mycostatin
Ondansetron ODT	Zofran ODT
Paroxetine	Paxil
Pravastatin	Pravachol
Propoxyphene Hydrochloride	Darvon
Propranolol ER	Inderal LA
Quinapril	Accupril
Ranitidine Syrup	Zantac
Ranitidine	Zantac
Silver Sulfadiazine (SSD)	Silvadene
Sotalol	Betapace
Ticlopidine Hydrochloride	Ticlid
Tizanidine	Zanaflex
Torsemide	Demadex
Tramadol HCl/Acetaminophen	Ultracet
Tranylcypromine Sulfate	Parnate

Brand:

Megace® ES
     The Company seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements, including licensing of authorized generics and branded products, with pharmaceutical companies located in various parts of the world. As such, the Company has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company’s distribution and supply agreements that it believes are material to its business are described in the Notes to Consolidated Financial Statements – Note 11 – “Distribution and Supply Agreements.” The Company entered into several recent agreements, which are described in the Notes to Consolidated Financial Statements – Note 21 – “Subsequent Events.”

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
     The research and development of the Company’s pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, have historically taken approximately two to three years to complete. Accordingly, the Company typically selects products for development that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy and patent issues associated with the product.
     The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost from approximately $0.1 million to $1 million for each biostudy. Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation”). During 2006, the Company contracted with outside laboratories, expending approximately $6.6 million to conduct biostudies for 12 potential new products. The Company intends to continue to contract for additional biostudies in the future.
     In addition to its own internal development program, the Company, from time to time, enters into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies. The Company’s product development agreements that it believes are material to its business are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements” and Note 21 – “Subsequent Events.” Pursuant to these agreements, the Company has advanced funds to several unaffiliated companies for products in various stages of development. As a result of its product development program, the Company or its strategic partners currently have approximately 40 ANDAs pending with the FDA.
     No assurances can be given that the Company or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.
     Brand Segment
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
     In July 2005, the Company received FDA approval and began shipping Megace® ES, its first brand product. In 2006, the Company spent approximately $12.0 million in research and development of brand products, in addition to its sales and marketing expenses. The Company has also made strategic investments related to the in-licensing of the products described below and the Company expects to spend significant amounts related to development and sales milestones and royalties related to these in-licensed products in the future.

     In February 2007, the Company returned the marketing rights to Difimicin (antibiotic compound also know as PAR-101), an investigational drug to treat Clostridium difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicin. In connection with the returned marketing rights, the Company received $20.0 million from Optimer and is also to receive a $5.0 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
     In June 2007, the Company entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
     In July 2007, the Company entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20.0 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
     In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. Under terms of the agreement, the Company made a $5.0 million equity investment in Hana. In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA. In addition, as part of the Company’s strategy to continue to concentrate resources on supportive care in AIDS and oncology, the Company has returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.
MARKETING AND CUSTOMERS
     The Company markets its products under the Par label principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through its internal staff. Some of the Company’s wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.
     The Company has approximately 90 customers, some of which are part of larger buying groups. In 2006, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation, and Walgreen Co. accounted for approximately 14%, 12%, 7% and 10%, respectively, of its total revenues. In 2005, the Company’s four largest customers, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation and Walgreen Co. accounted for approximately 14%, 9%, 9% and 8%, respectively, of its total revenues. The Company does not have written agreements that guarantee future business with any of these major customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company’s operating results, prospects and financial condition. See Notes to Consolidated Financial Statements - Note 18 – “Segment Information”.
ORDER BACKLOG
     The approximate dollar amount of open orders (net sales basis), believed by management to be firm, at December 31, 2006, was approximately $18.1 million, as compared to approximately $18.6 million at December 31, 2005, and approximately $8.4 million at December 31, 2004. These orders represent unfilled orders as of December 31, 2006 along with orders that were scheduled to be shipped at December 31, 2006. Open orders are subject to cancellation without penalty.

COMPETITION
     The pharmaceutical industry is highly competitive. At times, the Company may not be able to differentiate its products from its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company believes that its principal generic competitors are Mylan Laboratories, Inc. (“Mylan”), Teva, Watson Pharmaceuticals, Inc. (“Watson”), Barr Laboratories, Inc. (“Barr”), Apotex Pharmaceutical Healthcare, Inc. (“Apotex”), Sandoz Pharmaceuticals, Inc. (“Sandoz”), Roxane Laboratories, Inc. (“Roxane”) and Ranbaxy Laboratories, Ltd. (“Ranbaxy”). The Company’s principal strategy in addressing its competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable the Company to compete successfully in the industry or that it will be able to develop and implement any new or additional viable strategies.
     Competition in the generic drug industry has also increased due to the proliferation of authorized generics, which occurs when manufacturers of brand name drugs and/or their affiliates introduce generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partner with generic companies to introduce generic products. This is a significant source of competition for the Company because brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and authorized generics may be sold during the Company’s exclusivity period significantly affecting the profits the Company could receive as an exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs. The Company has also marketed authorized generics during the exclusivity period of competitors.
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
     In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some prior year instances, price declines have exceeded 90%). As a result of price declines the Company may at its discretion provide price adjustments to its customers for the difference between the Company’s new price and the price at which the Company sold to the customers the product with respect to the customers’ remaining inventory. There are circumstances under which the Company may not provide price adjustments to certain customers and consequently, as a matter of business strategy, may lose future sales volume to competitors rather than reduce its pricing.
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

EMPLOYEES
     At December 31, 2006, the Company had 794 employees. None of the Company’s employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.
GOVERNMENT REGULATION
     The development, manufacturing, sales, marketing and distribution of the Company’s products are subject to extensive governmental regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal Trade Commission (the “FTC”) and state and local governments. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. There is uncertainty around changes in regulations, enforcement positions, statutes and legal interpretations, all which could have a material adverse effect on the Company’s financial condition and results of operation.
     Various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems. The Company cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to the Company in terms of costs of compliance and penalties associated with failure to comply.
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
Pricing Regulation
     Successful commercialization of the Company’s products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of the Company’s products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs. This has led to an increase in federal and state legislative initiatives around drug prices which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand. With respect to the Medicaid program, the Deficit Reduction Act of 2005 made changes to certain formulas used to calculate pharmacy reimbursement under Medicaid, the health insurance program in the United States generally for individuals and families with low incomes and resources that went into effect on January 1, 2007. These changes could lead to reduced payments to pharmacies. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If the Company’s products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for the Company’s products.
     Moreover, government regulations regarding reporting and payment obligations are complex and the Company is continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves. Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to the risk of errors. In the event that a government authority finds errors or ambiguity with regard to the Company’s report of payments, such authority may impose civil and/or criminal sanctions which could have a material adverse effect on the Company’s business.
Fraud and Abuse Regulation
     Pharmaceutical companies are subject to various federal and state laws around their sales and marketing practices pertaining to health care fraud and abuse. These include anti-kickback laws, false claims laws and FDA regulation of advertising and promotion of pharmaceutical products. The Company has and will continue to incur costs to comply with these laws. While the Company intends to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level and, due to the breadth of regulation and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion from federal health care programs. Any such violations could have a material adverse effect on the Company’s business.

AWP Litigation
     Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.” In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments for prescription drugs. The Company, as well as numerous other pharmaceutical companies, was named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and additional actions are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business. Refer to Notes to Consolidated Financial Statements - Note 16 – “Commitments, Contingencies and Other Matters” for further information.
Drug Pedigree Laws
     State and federal governments are enforcing drug pedigree laws which require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level. Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers. While the Company fully intends to comply with these laws, there is uncertainty around future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that have a material adverse effect on the Company’s business.
Federal Regulation of Authorized Generic Arrangements
     As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.
New Drug Applications and Abbreviated New Drug Applications
     FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations. The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other time. The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.
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
     The Medicare Prescription Drug Improvement and Modernization Act of 2003 streamlined the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug’s entry into the market for resolution of a patent challenge for ANDAs filed after August 18, 2003. This rule was designed to help maintain a balance between the innovator companies’ intellectual property rights and the desire to allow generic drugs to be brought to the market in a timely fashion.
     The FDA issued a final rule (the “final rule”) on June 18, 2003, clarifying the types of patents that innovators must submit for listing and prohibiting the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information that is required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.
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
Other
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

MANAGEMENT INFORMATION SYSTEMS
     The Company’s information systems department is organized into two groups: business systems and technical operations. The business systems team purchases, develops, and maintains application business systems jointly with internal business department members. Major business systems are grouped by business area as follows:
     Major scientific systems include Waters Empower data acquisition, Labware LIMS, and TrackWise compliance tracking. Major Commercial Systems include JDEdwards financials, Hyperion financial consolidation, and iMany wholesaler chargebacks. Major Supply Chain Systems include JDEdwards enterprise resource planning and Inovis electronic data interchange. Major Human Resource Systems include PeopleSoft human resources and Ceridian payroll.
     The Business Systems team follows industry practices in the areas of Project Management, Systems Development Life Cycle, IT Change Management, Account Management, Computer Systems Validation, and Data Archiving.
     The Technical Operations team purchases, develops, and maintains technical infrastructure systems to support the Company. Major infrastructure areas addressed are electronic mail, multiple data centers, network management, telecommunications, and web services.
     The Technical Operations team follows industry practices (e.g., IT Infrastructure Library – ITIL) in the areas of configuration management, incident/problem management, capacity planning, disaster recovery, backup and restore, data center operations, and security management.
COMPANY STRENGTHS AND STRATEGIES
     It is the Company’s intention to successfully manage both its generic and proprietary businesses for the long term. The Company is striving to achieve sustainable long-term growth with enhanced profitability and improved cash flow.
     The Company’s Generic Products Division is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients. The Company ranked 7th in U.S. sales among all generic drug companies in 2006, according to IMS Health, and currently manufactures, markets or licenses more than 80 prescription drugs.
     The Company’s pipeline includes approximately 40 products awaiting FDA approval and more than 30 others under active development. In recent years, the Company introduced generic versions of several major pharmaceutical products, including TOPROL XL®, Flonase®, Ultracet®, Paxil®, Prozac® and Megace® Oral Suspension. In January 2007, the Company received approval for and launched propranolol extended release capsules, a generic version of Inderal® LA. The Company’s was the first generic version of this modified release product to be approved and reach the marketplace.
Developing and Marketing Higher-Margin Generic Pharmaceuticals
     Internally, the Company’s generic products division is focused on developing products with limited competition, significant barriers to entry and longer life cycles. Its success is also predicated on business development, including in-licensing, alliances and acquisitions, and cost efficiencies derived from global sourcing initiatives and operations.
Building a Leading Proprietary Pharmaceutical Business Focused on Specialty Markets
     In 2005, the Company received approval for and introduced the appetite stimulant Megace® ES (megestrol acetate) 625 mg/5 mL oral suspension, its first proprietary pharmaceutical product. In the near term, it is the Company’s intention to support the continued sales growth of Megace® ES, and to add to its portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development or currently marketed products. In June 2007, the Company in-licensed from Immtech Pharmaceuticals, Inc. the exclusive U.S. commercialization rights to pafuramidine, an oral antibiotic for the treatment of pneumocystis pneumonia in AIDS patients. A phase III clinical trial of pafuramidine is currently under way at more than 30 clinical sites in North and South America. In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. The ongoing pivotal Phase III trial for Loramyc involves 540 patients at 40 sites in the U.S., Canada and South Africa. In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA.

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
     The pharmaceutical industry is highly competitive. Many of the Company’s competitors have longer operating histories and greater financial, research and development, marketing and other resources than it does. Consequently, many of its competitors may be able to develop products and/or processes competitive with, or superior to, its own. Furthermore, the Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The markets in which the Company competes and intends to compete are undergoing, and are expected to continue to undergo, rapid and significant change. The Company expects competition to intensify as technological advances and consolidations continue. New developments by other manufacturers could render its products uncompetitive or obsolete.
     The Company believes that its principal generic competitors are Mylan, Teva, Watson, Barr, Apotex, Sandoz, Roxane and Ranbaxy. These companies, among others, collectively compete with the majority of the Company’s products. The Company also faces price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups, any of which, in turn, could result in reductions in sales prices and gross margin. This price competition has led to an increase in customer demands for downward price adjustments by the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. The Company cannot provide assurance that such price reductions will not continue, or even increase, with a consequent material adverse effect on its revenues and gross margin.
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
     The Company’s operating results may vary substantially from quarter to quarter. Revenues for any given period may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:
•	the amount of new product introductions;

•	marketing exclusivity, if any, which may be obtained on certain new products;

•	the level of competition in the marketplace for certain products;

•	availability of raw materials and finished products from suppliers;

•	the scope and outcome of governmental regulatory action;

•	the dependence on a small number of products for a significant portion of net revenue or income;

•	legal actions brought by our brand competitors: and

• significant payments (such as milestones) earned under collaboration, licensing, and development agreements by our partners before the related product has received FDA approval.
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
In certain circumstances, the Company issues price adjustments and other sales allowances to its customers. Although the Company establishes reserves in connection with these credits, if estimates of the reserves are inadequate, it may result in a material adverse effect.
     In the generic drug industry, when a company first introduces a generic drug, it may, under certain circumstances, be granted exclusivity by the FDA to market the product for a period of time before any other generic manufacturer may enter the market. At the expiration of such exclusivity period, other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly (in some instances, price declines have exceeded 90%). The Company will at its discretion provide a credit to its customers for the difference between the Company’s new price at the expiration of the exclusivity period and the price at which the Company sold the customers the product with respect to the customer’s remaining inventory. There are circumstances under which the Company may not provide price adjustments to certain customers and consequently, as a matter of business strategy, may lose future sales volume to competitors rather than reduce its pricing. In addition, the Company’s reported revenues are net of estimated chargebacks (i.e., the difference between a product’s negotiated price with a given customer, such as a drug store chain, and the invoice price that the Company charges to a wholesaler that resells the product to such customer), rebates and incentives, returns, cash discounts and other sales allowances.
     The Company establishes reserves for chargebacks, rebates and incentives, and other sales allowances, as well as product returns at the time of sale. Although the Company believes its reserves are adequate as of the date of this report, it cannot provide assurances that its reserves will prove to be adequate. Increases in sales allowances may exceed what was estimated as a result of a variety of reasons, including unanticipated competition or an unexpected change in one or more of its contractual relationships. The Company will continue to evaluate the effects of competition and will record a price adjustment reserve if and when it deems it necessary. Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on its financial position and results of operations.
The use of legal, regulatory and legislative strategies by brand name competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase the Company’s costs associated with the introduction or marketing of its generic products, could delay or prevent such introduction and/or significantly reduce its profit potential.
     The Company’s brand name competitors often pursue strategies that may serve to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:
•	entering into agreements whereby other generic companies will begin to market an authorized generic product at the same time generic competition initially enters the market;

•	filing “citizen’s petitions” with the FDA, including timing the filings so as to thwart generic competition by causing delays of the Company’s product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence and/or “sameness”;

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that automatically delay FDA approval of generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which the Company seeks FDA approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods as discussed below;

•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.
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
     Commercializing brand pharmaceutical products is more costly than generic products. The Company has made significant investments in the development of the brand side of its business. This has led to increased infrastructure costs. The Company cannot be certain that these business expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of the Company’s business.
     Just as the Company competes against companies selling branded products when it sells generic products, the Company will confront the same competitive pressures when it sells its branded products. Specifically, generics are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law. Competition from generic equivalents, accordingly, could have an adverse effect on the Company’s brand segment.
     The Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line. Any growth of the brand segment of the Company’s business will largely be based on the in-licensing of new compounds and approval of existing new compounds licensed. The Company’s current and future investments in license arrangements may not lead to expected, adequate or any returns on investment. The Company may also not be able to reach future license agreements on reasonable or favorable terms in order to continue to grow or sustain its brand business segment.
Due to its dependence on a limited number of products, the Company’s business will be materially adversely affected if these products do not perform as well as expected.
     The Company generates a significant portion of its total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2006, the Company’s top selling products, fluticasone (Flonase®), various amoxicillin products (Amoxil®), cabergoline (Dostinex®), tramadol HCl and acetaminophen tablets (Ultracet® ), quinapril (Accupril®), fluoxetine (Prozac®), ibuprofen Rx (Advil®, Nuprin®, Motrin®), lovastatin (Mevacor®), megestrol oral suspension (generic and brand) (Megace® ES), paroxetine (Paxil®), mercatopurine (Purinethol®), accounted for approximately 70% of its total net revenues and a significant portion of its gross margin. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or the failure of the Company to successfully introduce other key products, could have a material adverse effect on its revenues and gross margin.
The Company’s profitability depends on its major customers. If these relationships do not continue as expected, the Company’s business, condition (financial and otherwise), prospects and results of operation could materially suffer.
     The Company has approximately 90 customers, some of which are members of larger buying groups. For 2006, its largest customers, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen Corporation, and Walgreen Co., accounted for approximately 14%, 12%, 7% and 10%, respectively, of its total revenues. The loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect upon its operating results and financial condition.
The Company’s ability to market successfully any product depends, in large part, upon the acceptance of the product by independent third parties.
     The Company’s ability to market successfully any generic or proprietary pharmaceutical product depends, in large part, upon the acceptance of the product by independent third parties (including physicians, pharmacies, government formularies and other retailers) as well as patients. The Company’s success will, therefore, depend in large part on brand acceptance of its proprietary products, and on its ability to convince such third parties that its generic versions of brand name products are manufactured as safely and with the same efficacy as their brand name counterparts or other generic equivalents. In addition, some of its generic products are manufactured in different forms than their brand name counterparts (e.g., tablet versus capsule). Therefore, the Company must also convince third parties to use a product in a form different from what they are accustomed to using.
The Company depends on distribution and marketing agreements, and any failure by it to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.
     The Company has broadened its product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which it distributes generic pharmaceutical products manufactured by others. The Company has entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. For the year ended December 31, 2006, approximately 66% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements could materially adversely affect its business, condition (financial and other), prospects or results of operations.
The Company’s reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination of failure to comply with those obligations could subject it to penalties and sanctions, which could have a material adverse effect.
     The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K, the Company and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. The Company’s calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because the Company’s processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.
     Any governmental agencies that have commenced, or may commence, an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments and even in the absence of any such ambiguity a governmental authority may take a position contrary to a position that the Company has taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on its business, financial position and results of operations and could cause the market value of its common stock to decline.
Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect the Company’s business.
     In order to assist the Company in commercializing products, it has obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect the Company’s ability to sell its products and may have a material adverse effect on its business, results of operations and financial condition. Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003. Part D established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS. CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that the Company markets will be offered by drug plans participating under the Medicare Part D program that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Depending on how such provisions are implemented, reimbursement may not be available for some of the Company’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products and could harm significantly the Company’s business, results of operations, financial condition and cash flows. The Company may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect its operating results.
     Most state Medicaid programs have established preferred drug lists, or PDLs, and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate is based on the greater of (1) a specified percentage of the product’s average manufacturer price (AMP) or (2) the difference between the product’s AMP and the best price offered by the manufacturer. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of the Company’s products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.
The Company expends a significant amount of resources on research and development including milestones on in-licensed products that may not lead to successful product introductions.
     Much of the Company’s development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. It conducts research and development primarily to enable it to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As it continues to develop and in-license new products, the Company will likely incur increased research expenses.
     In June 2007 the Company entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S. In July 2007 the Company also entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales. Also in August 2007 the Company acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery. Under terms of the agreement, the Company made a $5 million equity investment in Hana. In addition, Hana may receive milestone payments and royalties on future sales of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA.
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
A significant number of the Company’s products are produced at one location that could experience business interruptions, which could have a material adverse effect on the Company’s business, financial position and results of operations.
     The Company produces almost all of its internally manufactured products at a single manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on its business, financial position and results of operations.
The Company may experience declines in the sales volume and prices of its products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on the Company’s business, financial position and results of operations.
     The Company makes a significant amount of its sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of the Company’s pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to demand larger price discounts on the Company’s products. The result of these developments may have a material adverse effect on the Company’s business, financial position and results of operations.
The Company may experience significant inventory losses related to “At Risk” product launches, which could have a material adverse effect on the Company’s business, financial position and results of operations.
     There are situations in which the Company has made business and legal judgments and decided to market and sell products, subject to claims of alleged patent infringement, prior to final resolution by the courts, based upon its belief that such patents are invalid, unenforceable, or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which can be significantly higher than the profits the Company makes from selling the generic version of the product. The Company could face substantial damages from such adverse decisions of the court. The Company would also be at risk for the value of such inventory that is unable to be marketed or sold.
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
The Company is subject to pending litigations in connection with the restatement of certain of its financial statements for prior periods that will likely divert substantial amounts of management time from the Company’s operations and could result in significant expense and liabilities.
     The Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. Additionally, on August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in that action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the purported class actions referenced above. The Company intends and each of the individuals named as a defendant has stated an intention to vigorously defend against these allegations.
     The outcomes and consequences of the above referenced actions are inherently uncertain. Such litigation is often costly and time-consuming, and could result in the Company experiencing an adverse impact to its business, results of operations, financial position and cash flows. The defense of any such actions or investigations will likely cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such proceedings are not resolved in its favor. Further, any litigation or regulatory proceedings, even if resolved in the Company’s favor, could cause it to incur significant legal and other expenses, including modifying or adopting new controls and procedures. Such events could harm the Company’s business, affect its ability to raise capital and adversely affect the trading price of its securities.
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
     As described below in Item 9A, the Company’s management has concluded that the Company did not maintain effective internal controls over its financial reporting as of December 31, 2006. Effective internal controls are necessary for the Company to provide reliable financial reports. If it cannot provide reliable financial reports, stockholder and investor confidence in the Company’s business and operating results could be negatively impacted. The Company has discovered, and may in the future discover, areas of its internal control that need improvement.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal controls over financial reporting as of each year-end. The Company’s management has concluded that its internal control over financial reporting were not effective as of December 31, 2006 and did not provide reasonable assurance regarding the reliability of its financial reporting or the preparation of its financial statements in accordance with GAAP. In addition to the material weaknesses described in this Annual Report on Form 10-K, the Company may identify additional and different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Furthermore, while it has taken steps designed to remediate the material weaknesses that the Company has identified, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. Management has identified the steps it believes are necessary to address the material weaknesses described in Item 9A, and the Company is in the process of remediating the material weaknesses.
     If the Company fails to implement and maintain the improvements in the control over its financial reporting or encounters delays or difficulties in the implementation of these improvements in its controls, the Company could fail to meet its reporting obligations, including issuing financial statements in future periods that contain errors. The failure to improve internal controls over financial reporting to address these identified weaknesses also could cause investors to lose confidence in the Company’s reported financial information, which could have a negative impact on the trading prices of its securities. In addition, failure to improve internal controls over financial reporting to address these identified weaknesses could lead to additional litigation claims and/or regulatory proceedings against the Company. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such claims or proceedings are not resolved in its favor. Any litigation or regulatory proceeding, even if resolved in the Company’s favor, could cause it to incur significant legal and other expenses. Such events could harm the Company’s business, negatively affect its ability to raise capital and adversely affect the trading price of its securities.
The Company has received a notice of default and notice of acceleration with respect to its convertible notes and a lawsuit has commenced.
     The Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and American Stock Transfer and Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continues unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued and unpaid interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice from the Trustee purporting to accelerate payment of the principal of and accrued interest on the Notes. The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the abovementioned notice of default and notice of acceleration are invalid and without merit. After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions.

     If the Trustee’s position is upheld and an “event of default” in fact has occurred, the Company could be obligated to immediately pay all outstanding principal and accrued and unpaid interest on the Notes due and payable to the holders of the Notes. The lawsuit also demands, among other things, that the Company pay the holders of the Notes additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial. Such an event could require the Company to obtain alternative financing that may not be available to the Company on favorable terms or at all, and could have a material adverse impact on the Company’s operations, prospects, liquidity and the trading prices of its securities.
Risks Common to the Company’s Industry
Litigation is common in the Company’s industry and can be protracted and expensive and could delay and/or prevent entry of its products into the market, which, in turn, could have a material adverse effect on its business.
     Litigation concerning patents and proprietary rights can be protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may either certify that the patent listed by the FDA as covering the generic product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. Under either circumstance, there is a risk that a brand pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against the Company or its strategic partners claiming patent infringement or invalidity. Because substantially all of the Company’s current business involves the marketing and development of off-patent products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of its products, which could have a material adverse effect on the business, condition (financial and other), prospects and results of operations of the Company. The Company’s strategic partners and others are also parties to several lawsuits, the outcome of which may have a material impact on the Company. For more information on the Company’s material pending litigation, please see Item 3 of this Annual Report on Form 10-K.
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
     The Company’s applications for the regulatory approval of its products, including in-licensed products, incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities). The ability of the products being tested to receive regulatory approval is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties. The Company has little or no control over any of these factors. If this testing is not performed properly, the Company’s ability to obtain regulatory approvals could be restricted or delayed.
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
     The Company’s success also will depend, to a large extent, upon the contributions of its sales, marketing, scientific and quality assurance staff. The Company competes for qualified personnel against brand pharmaceutical manufacturers, who may offer more favorable employment opportunities, as well as other generic pharmaceutical manufacturers. If the Company were not able to attract and retain the necessary personnel to accomplish its business objectives, it could experience constraints that would adversely affect its ability to sell and market effectively its products, to meet the demands of its strategic partners in a timely fashion or to support internal research and development programs. In particular, product development programs depend on the ability to attract and retain highly skilled scientists, including Ph.D-educated molecular biologists, biochemists and engineers, and sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although the Company believes that it has been successful in attracting and retaining skilled personnel in all areas of its business, it cannot provide assurance that it can continue to attract, train and retain such personnel. Any failure in this regard could limit the rates at which the Company generates sales and develops new products.
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
•	the Company’s ability to meet the filing deadlines of all required communications with the SEC and to fulfill all of the listing requirements of the New York Stock Exchange,

•	pending stockholder class action and derivative lawsuits,

•	the notice of default and notice of acceleration from, and institution of a lawsuit by, the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (see Item 3. – “Legal Proceedings”),

•	the timing of new product introductions,

•	quarterly variations in results,

•	clinical trial results and regulatory developments,

•	competition, including both brand and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of the Company’s products.
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
ITEM 2. Properties
     The Company owns an approximately 120,000 square foot facility built in 1986 that contains manufacturing and packaging operations. The facility is located in Spring Valley, New York, on an approximately 26 acre parcel of land, of which approximately 15 acres are available for future uses.
     The Company owns a second facility in Spring Valley, New York, across the street from its manufacturing facility, occupying approximately 34,000 square feet on two acres. This property was acquired in 1994 and was remodeled in 2003 for use as research and quality control laboratories and additional office space.
     The Company leases 190,000 square feet for its primary warehousing operation in Suffern, New York. The lease expires in September 2012.
     The Company occupies approximately 55,000 square feet in two buildings located in Spring Valley, New York for administrative offices, research and development labs and warehouse space under a lease that expires in December 2014.
     The Company leases office space in Woodcliff Lake, New Jersey covering approximately 46,000 square feet. The lease expires in March 2011. This facility houses the majority of the Company’s corporate and administrative functions.
     The Company leases, a 45,000 square foot facility used for research and development and manufacturing located in Somerset, New Jersey. The Company plans to cease all operations at this site in the third quarter of 2007 and vacate the building.
     In 2004, the Company executed a lease for an additional 27,000 square foot research and development facility located in Franklin Township, New Jersey. The Company occupied this space during the first half of 2006. The lease expires in July 2010.
     The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 16 — “Commitments, Contingencies and Other Matters”.

ITEM 3. Legal Proceedings
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
     The Company and Genpharm Inc. (“Genpharm”) are parties to several contracts relating to numerous products currently being sold or under development. Genpharm alleged that the Company was in violation of those agreements and brought an arbitration alleging those violations and seeking to terminate its agreements with the Company. The Company denied any violation of such agreements and asserted counterclaims against Genpharm for Genpharm’s alleged violations of its agreements with the Company. In August 2006, the Company and Genpharm entered into a settlement agreement pursuant to arbitration proceedings to resolve ongoing disputes between the two parties. The Company and Genpharm had previously entered into a distribution agreement with respect to a number of generic pharmaceutical products. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of this settlement.
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus, known as Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including certain assets and the assumption of certain liabilities, to Three Rivers for $6.6 million. The Company recognized a pre-tax gain of approximately $3 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3 million.
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
Corporate Litigation
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested in December 2006. The SEC has not contacted the Company about its informal investigation since the Company filed its Annual Report on Form 10-K/A for 2005 on March 13, 2007.
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
     The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. While the indentures of some public companies specifically require those companies to provide trustees with copies of their annual and quarterly reports within 15 days of the date that those reports are due to be filed with the SEC, the Company’s Indenture does not. Rather, under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.
     After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. In the event that the Court in the matter were to (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes, the Company may seek to finance all or a portion of such payment with additional debt and/or equity issuances or a loan facility.
Patent Related Matters
     On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.

     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company’s motion the court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
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
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and the Company’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed the Company’s requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, The Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.
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
     In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GSK filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company denies Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.
     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and Par and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.
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
     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the ‘887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company’s 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.
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
     Finally, on April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys’ fees, experts’ fees, and costs; and other relief deemed just and equitable by the Court.
Other
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2006.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market information. The Company’s Common Stock is traded on the New York Stock Exchange (the “NYSE”) (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each fiscal quarter during the Company’s two most recent years.

	2006		2005
Quarter ended (approximately)	High	Low	High	Low
March 31	$36.31	$26.93	$43.03	$33.44
June 30	28.18	18.19	34.38	29.30
September 30	19.86	13.47	32.76	23.38
December 31	22.50	17.65	32.45	21.77
     (b) Holders. As of August 15, 2007, there were approximately 1,700 holders of record of the Company’s common stock.
     (c) Dividends. During 2006, 2005 and 2004, the Company did not pay any cash dividends on its common stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including the Company’s earnings, its capital needs, the terms of any financing agreements and its financial condition.
     (d) Securities authorized for issuance under equity compensation plans.

	Number of Securities		Number of
	to be Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan	2,312	$32.48	4,831
2001 Performance Equity Plan	2,639	41.31	481
1997 Directors Stock Option Plan	295	37.84	14
1990 Stock Incentive Plan	1	4.13	—
Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan	223	7.06	100

Total	5,470	$36.00	5,426
     Included in the total number of securities remaining available for future issuance are 3,678 shares available for the issuance of stock options and 1,748 shares available for the issuance of restricted stock and restricted stock units.

(e) Issuer Purchases of Equity Securities(1)
     Quarter Ending December 31, 2006

		Average	Total Number of Shares	Maximum Number of
	Total Number	Price Paid	of Common Stock	Shares of Common
	of Shares of	per Share of	Purchased as Part of	Stock that May Yet Be
	Common Stock	Common	Publicly Announced	Purchased Under the
Period	Purchased (3)	Stock	Plans or Programs	Plans or Programs (2)
October 1, 2006 through October 28, 2006	—	N/A	—	796,692
October 29, 2006 through November 25, 2006	17,507	N/A	—	796,692
November 26, 2006 through December 31, 2006	—	N/A	—	796,692

Total	17,507	N/A	—

(1)	In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program is $17.8 million. The repurchase program has no expiration date.

(2)	Based on the closing price of the Company’s common stock on The New York Stock Exchange $22.37 at December 29, 2006.

(3)	The total number of shares purchased represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. Selected Financial Data

	As of and for the years ended
	12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
INCOME STATEMENT DATA:

Revenues:
Net product sales	$705,378	$412,126	$626,477	$609,534	$376,371
Other product related revenues	19,790	20,130	21,498	22,490	2,642

Total revenues	725,168	432,256	647,975	632,024	379,013
Cost of goods sold	507,220	277,554	435,988	375,760	194,972

Gross margin	217,948	154,702	211,987	256,264	184,041

Operating expenses (income):
Research and development	62,442	62,497	47,533	21,109	16,981
Selling, general and administrative	148,488	92,309	67,954	56,043	39,408
Acquired in-process research and development	—	—	84,000	—	—
Intangible assets impairment	1,100	6,999	—	—	—
Settlements, net	(1,804)	—	(2,846)	—	(9,051)
Gain on sale of facility	—	—	(2,812)	—	—
Acquisition termination charges	—	—	—	—	4,884

Total operating expenses	210,226	161,805	193,829	77,152	52,222

Operating income (loss)	7,722	(7,103)	18,158	179,112	131,819

Other income (expense), net	126	(831)	63	(35)	316
Equity in loss of joint venture	(663)	(534)	(795)	(1,521)	(621)
Net investment (loss) gain	(583)	16,013	—	—	—
Interest income	8,974	5,343	4,869	2,292	734
Interest expense	(6,781)	(6,793)	(6,804)	(2,748)	(144)

Income from continuing operations before provision (benefit) for income taxes	8,795	6,095	15,491	177,100	132,104
Provision (benefit) for income taxes	2,054	(5,726)	4,918	68,928	51,521

Income from continuing operations	6,741	11,821	10,573	108,172	80,583
Loss from discontinued operations before benefit for income taxes	—	(42,975)	(4,942)	(2,603)	(34)
Benefit for income taxes	—	(15,845)	(1,927)	(1,015)	(13)

Loss from discontinued operations	—	(27,130)	(3,015)	(1,588)	(21)

Net income (loss)	$6,741	$(15,309)	$7,558	$106,584	$80,562

Net income (loss) per share of common stock:
Basic:
Income from continuing operations	$0.20	$0.35	$0.31	$3.23	$2.49
Loss from discontinued operations	—	(0.79)	(0.09)	(0.05)	—

Net income (loss)	$0.20	$(0.44)	$0.22	$3.18	$2.49

Diluted:
Income from continuing operations	$0.19	$0.35	$0.30	$3.12	$2.44
Loss from discontinued operations	—	(0.79)	(0.09)	(0.05)	—

Net income (loss)	$0.19	$(0.44)	$0.21	$3.07	$2.44

Weighted average number of common shares outstanding:
Basic:	34,422	34,191	34,142	33,483	32,337

Diluted	34,653	34,435	34,873	34,638	33,051

BALANCE SHEET DATA:
Working capital	$125,168	$307,610	$292,833	$433,378	$129,116
Property, plant and equipment (net)	89,155	87,570	60,001	47,208	27,039
Total assets	810,418	736,030	714,647	743,720	295,206
Long-term debt, less current portion	—	202,001	202,308	200,489	2,426
Total stockholders’ equity	421,009	377,188	368,772	371,912	213,658

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, milestones, and research and development joint ventures, (iv) research and development project delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the Company’s previously disclosed accounting and restatement issues, including the associated delays in the Company’s ability to file reports with the Securities and Exchange Commission (the “SEC”). To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed under Item 1A Risk Factors and from time to time in other of the Company’s filings with the SEC, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
     The financial data contained in this section is in thousands or as otherwise noted.
     The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statement and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-K.
OVERVIEW
     Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal generic development program and various strategic alliances and relationships, seeks to introduce new products that have less competition and to broaden its product list. The Company plans to continue to invest in its generic internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout 2007 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.
     These efforts resulted in higher sales in 2006 from new product introductions, including fluticasone pursuant to a supply and distribution agreement with GSK, several other products pursuant to agreements with Teva, Ivax, and Orchid Chemicals & Pharmaceuticals Ltd. including amoxicillin products and cefprozil, and the launch of cabergoline in December of 2005.
     In 2005, these efforts resulted in the Company receiving final approval from the FDA for tramadol HCl and acetaminophen tablets, which began shipping in April 2005 and Megace® ES, the Company’s first branded pharmaceutical product, which it began shipping in July 2005.
     The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July of 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”). The Company has progressed on its business plan during 2007 by acquiring the rights to additional branded products currently in Phase III clinical trials. The Company acquired the commercialization rights in the U.S. to Immtech Pharmaceuticals’ (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc

(miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. The Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA. For additional information on these agreements and other similar matters, refer to “Subsequent Events” below.
     In addition to the substantial costs of product development, the Company may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed. In either case, there is a risk that a brand pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Because a substantial portion of the Company’s current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on the Company’s business, financial condition, prospects and results of operations.
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
     The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see Notes to Condensed Consolidated Financial Statements — Note 17 – “Discontinued Operations-Related Party Transaction”).
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payments at their fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations (see Notes to Condensed Consolidated Financial Statements — Note 2 – “Share-Based Compensation”).
     The following table shows the revenues, gross margin, and operating income by segment for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Revenues:
Generic	$675,938	$417,384	$647,975
Brand	49,230	14,872	—

Total revenues	$725,168	$432,256	$647,975

Gross Margin:
Generic	$183,543	$143,736	$211,987
Brand	34,405	10,966	—

Total gross margin	$217,948	$154,702	$211,987

	2006	2005	2004
Operating income (loss):
Generic	$39,028	$34,159	$44,640
Brand	(31,306)	(41,262)	(26,482)

Total operating income (loss)	$7,722	$(7,103)	$18,158
     Total revenues and gross margin dollars increased $292,912, or 67.8% and $63,246, or 40.9%, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, the Company’s total revenues and gross margin dollars decreased $215,719, or 33.3% and $57,285, or 27.0%, respectively, from 2004. Generic revenues and gross margin dollars increased $258,554, or 61.9% and $39,807, or 27.7%, respectively, for the year ended December 31, 2006. Generic revenues and gross margin dollars decreased $230,591, or 35.6% and $68,251, or 32.2%, respectively, for the year ended December 31, 2005 from the year ended December 31, 2004. For 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement. In 2004, all of the Company’s revenues and gross margin were generated by its generic segment. Increased generic sales in 2006 were primarily due to product launches of fluticasone, cabergoline, amoxicillin products, and cefprozil, and higher doxycycline product sales, partly offset by lower sales of tramadol HC1 and acetaminophen tablets, paroxetine and megestrol oral solution. Gross margin for the generic business was driven by the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, lower sales of higher margin tramadol HC1 and acetaminophen tablets, and included higher inventory write-offs and intangibles amortization on new product acquisitions, tempered by gross margin on higher sales of cabergoline. Brand revenues and gross margin dollars for the year ended December 31, 2006 of $49,230 and $34,405, respectively, were primarily driven by the July 2005 launch of Megace® ES.
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
     Operating income from the generic business was impacted in 2006 by the sales and gross margins discussed above, including the higher inventory write-offs of $8,248 driven by a delayed product launch for clonidine for $2,145 and the write-offs of finished products for which inventory levels exceed forecasted sales, as well as by higher research and development of approximately $6.0 million, and the Company’s determination not to pursue the collection of invalid customer deductions (approximately $10.0 million). Brand operating loss was favorably impacted in 2006 due to higher gross margin on higher sales and the termination of an outside development program with Advancis (approximately $14.3 million) in 2005, tempered by higher costs (approximately $21.7 million), mainly driven by field force expansion, incurred in 2006 to promote and support the Company’s July 2005 launch of its first branded product, Megace® ES. The total impact on the Company for the implementation of SFAS 123R totaled $15,143 in 2006, of which $3,811 related to separation and release agreements with certain executive officers of the Company.
     Operating income from the generic business in 2005 was impacted by the sales and gross margins discussed above and by increased research and development costs attributable to the acquisition of Kali. Brand operating loss in 2005 was driven mainly by the expansion of sales force and marketing programs in support of the July 2005 launch of Megace® ES, as well as by higher research and development for the development of proprietary pharmaceutical products in 2005.
RESULTS OF OPERATIONS
Revenues
     Total revenues for the year ended December 31, 2006 were $725,168, increasing $292,912, or 67.8%, from total revenues of $432,256 for the year ended December 31, 2005. Revenues for generic products for the year ended December 31, 2006 were $675,938, increasing $258,554, or 61.9% from revenues from generic products of $417,384 for the year ended December 31, 2005, due primarily to the introduction of new products. Among the top-selling products in 2006 that did not have sales in 2005 was fluticasone (net sales of $235,454), and various amoxicillin products (net sales of $59,257), introduced in the first quarter of 2006. Among the top-selling products in 2006 that were introduced in the fourth quarter of 2005 were cabergoline (net sales of $34,824), which increased by $32,477, and cefprozil (net sales of $11,879), which increased by $11,316. Partially offsetting these increases were lower sales in 2006 of certain existing products, including tramadol HCl and acetaminophen tablets (net sales of $26,524), which decreased by $41,293, and paroxetine (net sales of $11,034), which decreased by $26,415 from 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Product revenues in the year ended December 31, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 66% of the Company’s total revenues in 2006, and approximately 50% of the Company’s total revenues in 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s brand segment were $49,230 for the year ended December 31, 2006, increasing $34,358, or 231.0%, from Brand revenues of $14,872 for the year ended December 31, 2005. The increase in 2006 is driven by the third quarter 2005 launch of Megace® ES.
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
     The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $1,379,347 for the year ended December 31, 2006 compared to $1,184,659 for the year ended December 31, 2005. Deductions from gross revenues were $654,179 in 2006 and $752,403 in 2005. These deductions are discussed in the Notes to Condensed Consolidated Financial Statements – Note 5 – “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 47.4% in 2006 compared to 63.5% in 2005, primarily due to less competition for new products, mainly fluticasone and cabergoline, and reductions of wholesale invoice prices on certain of the Company’s existing products. The top selling products that did not have sales in the prior year were fluticasone and various amoxicillin products.
     Total revenues for the year ended December 31, 2005 were $432,256, decreasing $215,719, or 33.3%, from total revenues of $647,975 for the year ended December 31, 2004. Revenues for generic products for the year ended December 31, 2005 were $417,384, decreasing $230,591, or 35.6% from revenues from generic products of $647,975 for the year ended December 31, 2004, due primarily to lower sales of certain existing products, including paroxetine (net sales of $37,449) which decreased by $176,332, megestrol acetate oral suspension (net sales of $24,699), which decreased by $40,740, glyburide & metformin HCl (net sales of $8,023), which decreased by $27,245, fluoxetine (net sales of $23,463), which decreased by $26,199, and metformin ER (net sales of $4,751) which decreased by $18,434. Increased competition adversely affected both the volume and pricing on the above existing products. Partially offsetting these decreases were the introductions of new products including tramadol HCl and acetaminophen tablets (net sales of $67,817), which was introduced in the second quarter of 2005, and quinapril (net sales of $15,372), which was introduced in the fourth quarter of 2004 and increased by $13,749 from 2004. Product revenues in the year ending December 31, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement. Net sales of distributed products, were approximately $223,100, or 51.6% of the Company’s total revenues in 2005, and $469,300, or 72.4% of the Company’s total revenues in 2004. Revenues for the Company’s brand segment were $14,872 for the year ended December 31, 2005, driven by the third quarter 2005 launch of Megace® ES.
     The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $1,184,659 for the year ended December 31, 2005 compared to $1,545,994 for the year ended December 31, 2004. Deductions from gross revenues were $752,403 in 2005 and $898,019 in 2004. These deductions are discussed in the Notes to Condensed Consolidated Financial Statements – Note 5 – “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales increased to 63.5% in 2005 compared to 58.1% in 2004, primarily due to the effects of the issuance of price adjustments and increased chargeback dollars due to lower contract pricing related to paroxetine, glyburide and metformin HCl (which was launched in the second quarter of 2004), megestrol acetate oral suspension and metformin ER.
     The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales allowances that reduce accounts receivable.
Gross Margin
     The Company’s gross margin of $217,948 (30.1% of total revenues) in the year ended December 31, 2006 increased $63,246 from $154,702 (35.8% of total revenues) in the year ended December 31, 2005. Generic product gross margins of $183,543 (27.2% of generic revenues) in the year ended December 31, 2006 increased $39,807 from $143,736 (34.4% of generic revenues) in 2005. The increase in generic gross margins was due primarily to the introduction of fluticasone and amoxicillin products, which have significantly lower gross margin percentages after profit splits with partners, the launch of cabergoline, offset by lower sales of higher margin tramadol HCl and acetaminophen tablets, higher inventory write-offs ($8,248) related to a delayed product launch for clonidine of $2,145 and for write-offs of finished products for which inventory levels exceed forecasted sales, a non-recurring 2005 payment of $6,000 from a business partner related to the termination of a manufacturing and supply agreement, and higher intangibles amortization on new product acquisitions of $4,187. Gross margin from brand products was $34,405 for the year ended December 31, 2006 due primarily to Megace® ES, which was launched in the third quarter of 2005, tempered by increased royalties.
     The Company’s gross margin of $154,702 (35.8% of total revenues) in 2005 decreased $57,285 from $211,987 (32.7% of total revenues) in the corresponding period of 2004. The generic product’s gross margin of $143,736 (34.4% of generic revenues) in 2005 decreased $68,251 from $211,987 (32.7% of generic revenues) in 2004. The lower generic gross margins are due primarily to the sales discussion above, as well as the recognition of an intangible asset impairment charge of $9,178 related to the purchase of the NDA for Isoptin® SR discussed below. Gross margin from brand products was $10,966 for the year ended December 31, 2005 due primarily to Megace® ES, which was launched in the third quarter of 2005.
Operating Expenses
Research and Development
     The Company’s research and development expenses of $62,442 for the year ended December 31, 2006 decreased $55 from the year ended December 31, 2005. The decrease was primarily attributable to lower expenses for outside development projects of $12,886, primarily due to the termination of an agreement with Advancis in 2005, pursuant to which the Company had paid $14,250 in the year ended December 31, 2005. The decrease in 2006 was partially offset by increased operating costs related to new R&D facilities of $2,775 and additional personnel costs of $8,383 including stock option expense related to the Company’s implementation of SFAS 123R ($2,217).
     The Company’s research and development expenses of $62,497 for the year ended December 31, 2005 increased $14,964, or 31.5%, from the year ended December 31, 2004. The increase was primarily attributable to increased expenses for development operations of $6,661, primarily due to additional personnel costs, higher raw material expenses of $4,162 and additional expenses related to Kali of $2,921. As previously discussed, the Company acquired Kali in June 2004. The Company is utilizing Kali to develop additional products for its generic product pipeline.
     In June 2004, the Company entered into an agreement with Advancis to develop and market a novel formulation of the antibiotic amoxicillin. Pursuant to this agreement, the Company paid Advancis $14,000, which was charged to research and development expense in 2004. The Company paid an additional $14,250 in 2005, which was charged to research and development expense. In August 2005, due to unfavorable results of clinical trials of the Advancis product, the Company fulfilled its obligations and terminated its agreement with Advancis.
     As a result of its product development program, the Company or its strategic partners currently have approximately 40 ANDAs pending with the FDA, seventeen of which have received tentative approval. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.
     Although there can be no such assurance, research and development expenses for 2007, including payments to be made to unaffiliated companies, and expected milestone payments under currently executed brand licensing arrangements (refer to Note 21 in the consolidated financial statements) are expected to increase by approximately 18% to 20% from 2006.
Selling, General and Administrative
     Total selling, general and administrative expenses of $148,488 (20.5% of total revenues) for the year ended December 31, 2006 increased $56,179, or 60.9%, from $92,309 (21.4% of total revenues) for the year ended December 31, 2005. The increase in 2006 was primarily attributable to higher selling and marketing costs of $17,628 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, increased stock compensation expense driven by the Company’s implementation of SFAS 123R ($8,229), the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection, severance cost associated with the termination of executive officers of $11,052, including $3,811 of stock option expense, and increased finance and accounting costs.
     Although there can be no such assurance, selling, general and administrative expenses in 2007 are expected to decrease approximately 10% from 2006, due to the non-recurrence of executive severance costs and lower write-offs from invalid customer deductions.
     Total selling, general and administrative expenses of $92,309 (21.4% of total revenues) for the year ended December 31, 2005 increased $24,355, or 35.8%, from $67,954 (10.5% of total revenues) in the year ended December 31, 2004. The increase in 2005 was primarily attributable to higher selling and marketing costs of $16,361 due to the Company’s launch of its first branded product, Megace® ES, in the third quarter of 2005, increased legal fees of $5,979 and additional expenses related to Kali of $1,281.
Intangible Asset Impairment
     In July 2004, the Company entered into a license agreement with NovaDel Pharma Inc. (“NovaDel”) whereby the Company has the exclusive rights to market, sell and distribute NovaDel’s nitroglycerin lingual spray, NitroMistTM, in the United States and Canada. In November 2006, the FDA approved the nitroglycerin lingual spray and the Company paid NovaDel a $1.0 million milestone payment, which was capitalized. The Company has since evaluated the potential market for this product and determined that the level of competition would not yield sufficient profits and that the product no longer fit the Company’s long-term strategy. This product was never launched by the Company. As a result, the Company recorded an impairment charge of approximately $1.0 million during the fourth quarter of 2006.
     In the fourth quarter of 2005, the Company recorded an intangible asset impairment charge of $9,178 related to the purchase of the NDA for Isoptin® SR. In December 2004, the Company entered into an agreement with FSC Laboratories, Inc. (“FSC”) and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15,000. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. The impairment charge was included in cost of goods sold in 2005. The Company introduced this product based on a projected market share of approximately 20%. Upon introduction, the two main competitors continually reduced their pricing in order to maintain their share of the market. At the same time, the Company failed to capture any significant portion of the market. Based on the Company’s current long-term projections for sales and gross margins of the drug, the Company determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted expected future cash flows of the asset.
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
Settlements, net
      In 2006, settlements, net represented the 2006 settlement with Three Rivers in which the Company recorded a gain of $3,054, partially offset by the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies. The Company recorded expenses of $1,250 in settlements, net and the remaining $252 in research and development expenses in the year ended December 31, 2006 as a result of the settlement.
Other Income/(Expense), net
     Other income (expense), net was $126, ($831) and $63, respectively, for 2006, 2005 and 2004, respectively. In 2005, the other expense was primarily realized losses on the sale of short-term investments.
Net Investment (Loss) Gain
     In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement, the Company received approximately $4.6 million for its equity stake in Abrika in 2007. The Company wrote down its investment in Abrika by $3,773 in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that our investment was impaired. This loss is partially offset by a gain in the fourth quarter of 2006 on the sale of Advancis Pharmaceutical Corporation (“Advancis”) common stock in the amount of $3,190.
     During the year ended December 31, 2005, the Company sold all of its investment in New River Pharmaceuticals, Inc. (“New River”) common stock for $31,299 and recorded a gain on the sale of $24,293. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. On October 16, 2003, the Company purchased 1,000 shares of the common stock of Advancis for approximately $10.0 million. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trial, and the continued significant decline in the stock price of Advancis, which is publicly traded, the Company determined that the significant decline in fair market value of its investment was other-than-temporary and as such wrote the investment down to its fair market value, based on the market value of the Advancis common stock at July 2, 2005.
Equity in Loss of Joint Venture
     Equity loss from joint venture was $663, $534 and $795 for the years ended December 31, 2006, 2005 and 2004, respectively. The amount represents the Company’s share of loss in the joint venture created with Rhodes Technology which primarily related to research and development costs incurred by the joint venture to develop ANDAs.

Interest Income
     Interest income was $8,974, $5,343 and $4,869 for the years ended December 31, 2006, 2005 and 2004, respectively, and principally includes interest income derived primarily from money market and other short-term investments.
Interest Expense
     Interest expense was $6,781, $6,793 and $6,804 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense for 2006, 2005, and 2004 principally includes interest payable on the Company’s convertible notes.
Income Taxes
     The Company recorded a provision (benefit) for income taxes of $2,054, ($5,726), and $4,918 for the years ended December 31, 2006, 2005 and 2004, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements — Note 15 – “Income Taxes”). The Company’s effective tax rates for years ended 2006, 2005 and 2004 were 23%, (94%) and 32%, respectively. In 2006, the tax rate was impacted by income amounts taxable in different state jurisdictions and other permanent items. In 2005, the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 due to the closing of statutory periods related to net operating loss carry forwards and tax credits, which was partially offset by the tax provision on the current period income of $1,492.
Discontinued Operations
     In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The Company had pre-tax losses from discontinued operations for the year ended December 31, 2005 and 2004 of $4,957 and $4,942, respectively.
FINANCIAL CONDITION
Liquidity and Capital Resources
     Cash and cash equivalents of $120,991 at December 31, 2006 increased $27,514 from $93,477 at December 31, 2005. Cash provided by operations was $60,758 for the year ended December 31, 2006 driven by net income of $6,741 and adjusted for depreciation and amortization of $22,583, share-based compensation of $24,001 and deferred income tax benefit of $3,438. Contributing to the cash provided by operating activities were timing of payments to distribution agreement partners of $42,648 and an increase in income taxes payable of $17,228 driven mainly by the collection of 2005 tax refunds and 2006 taxes unpaid at the end of 2006, partly offset by an increase in accounts receivables of $34,548. The increase in accounts receivable is driven by higher sales, tempered by a longer rebates processing lag. Cash flows used in investing activities of $43,378 was principally due to the purchase of intangibles and product rights of $35,135, including the Teva asset purchase agreement, and capital expenditures of $18,856 related to the expansion of quality and research and development laboratories offset by net proceeds from the sale of available for sale debt and marketable equity securities of $8,722. Cash provided by financing activities of $10,134 was primarily due to proceeds of $8,964 from the issuance of shares of common stock under employee benefit plans.
     The Company’s working capital, current assets minus current liabilities, of $125,168 decreased $182,442 from $307,610 at December 31, 2005. In September 2006, the Company received a notice of default and in October 2006, the Company also received a notice of acceleration from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”) purporting to accelerate payment. The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the notice of default and notice of acceleration are invalid and without merit. After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial. Accordingly, until the matter is resolved, the Company is recording the payment obligation under the Notes as a current liability on the Company’s consolidated balance sheet as of December 31, 2006 although the Notes do not mature until 2010. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.32x at December 31, 2006 compared to 2.97x at December 31, 2005. The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.
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

     In September 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933. Net proceeds of $177,115 from the notes, which were net of underwriting costs of $5,250, other debt issuance costs of $830, and the net payment of $16,805 from the purchase of call options and sale of warrants, were used to purchase available for sale securities in October 2003. At December 31, 2006, the Company had $99,772 of available for sale debt and marketable equity securities. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its generic research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.
     As of December 31, 2006, the Company had payables due to distribution agreement partners of $89,585 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech and GSK with respect to paroxetine. The Company paid substantially all of these amounts, with the exception of the payables due to Pentech that are being disputed in current litigation with Pentech, out of its working capital during the first quarter of 2007. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.
     The dollar values of the Company’s material contractual obligations and commercial commitments as of December 31, 2006 were as follows, in thousands:

			Amounts Due by Period
	Total Monetary		2008 to	2010 to	2012 and
Obligation	Obligations	2007	2009	2011	thereafter
Operating leases	$23,344	$5,061	$9,874	$6,055	$2,354
Convertible notes*	200,000	200,000	—	—	—
Interest payments**	21,563	5,750	11,500	4,313	—
Insurance obligations	4,404	4,404	—	—	—
Kali acquisition earn-out	5,000	5,000	—	—	—
Purchase obligations***	93,842	93,842	—	—	—
Other	2,231	2,231	—	—	—

Total obligations	$350,384	$316,288	$21,374	$10,368	$2,354

*	The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. See “Legal Proceedings” in Note 16 to Consolidated Financial Statements, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability as of December 31, 2006 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.

**	Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010. A portion of these amounts would not be payable if the Notes are earlier converted, accelerated or repurchased.

***	Purchase obligations consist of both cancelable and non-cancelable inventory items.
     In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2006 above. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $6,000 as of December 31, 2006. See “Subsequent Events” below.
     As part of the consideration for the acquisition of Kali, the former Kali stockholders were entitled to up to $10,000 from the Company if certain product-related performance criteria were met over a four year period. As of December 31, 2006, the former Kali stockholders had earned the entire contingent payout of which $2,500 was paid in January 2005, an additional $2,500 was paid in January 2006, and the remaining $5,000 of these contingent payments was paid in January 2007.
     The Company expects to continue to fund its operations, including its research and development activities, capital projects and obligations under its existing distribution and development arrangements discussed herein, out of its working capital. Implementation of the Company’s business plan or an adverse decision in the litigation relating to the Company’s Notes may require additional debt and/or equity financing; there can be no assurance that the Company will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.
     Other agreements that contain such commitments that the Company believes are material are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”

Financing
     At December 31, 2006, the Company’s total outstanding short and long-term debt, including the current portion, was $204,469. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The Notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the Notes converted. The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. The Company may not redeem the Notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has initiated a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s consolidated balance sheet as of December 31, 2006. See Item 3 – Legal Proceedings and Notes to Consolidated Financial Statements – Note 16 – “Commitments, Contingencies and Other Matters” elsewhere in this Form 10-K.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Subsequent Events
     In February 2007, the Company returned the marketing rights to Difimicin (antibiotic compound also know as PAR-101), an investigational drug to treat Clostridum difficile-associated diarrhea (CDAD), to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop Difimicin. In connection with the returned marketing rights, the Company received $20.0 million in February 2007 from Optimer and is also to receive a $5.0 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug. In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock.
     In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale marketable and debt securities, experienced a severe reduction in value. As of December 31, 2006, this investment had a cost basis of $6.0 million and an associated fair value of approximately $6.3 million. In July 2007, the Company received notice that the fund’s fair value is less than 10% of its cost basis and Bear Stearns Asset Management (the fund manager) would seek to liquidate the fund. The Company accordingly will record an investment loss as of 2007.
     In June 2007, the Company entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech’s lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval. In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.
     In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007.
     In July 2007, the Company entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20.0 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
     In August 2007, the Company acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. Under terms of the agreement, the Company made a $5.0 million equity investment in Hana. In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA. In addition, as part of the Company’s strategy to continue to concentrate resources on supportive care in AIDS and oncology, the Company has returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.

     In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a Delaware company. The stock purchase represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. Concurrently, the Company announced that it entered into a separate agreement with IPC Corp. to collaborate in the development and marketing of four modified release generic drug products. IPC Corp. is a Toronto-based specialty pharmaceutical company with which the Company previously has entered into single-product agreements covering the development and marketing of two modified release generic drug products. Under the terms of the new agreement, IPC Corp. will develop the four modified release products and the Company will provide development, regulatory and legal support for the applications. IPC Corp. will be eligible to receive development and post-launch milestone payments. The Company will have exclusive rights to market, sell and distribute the products in the U.S. and receive a majority share of the profits from the sales of each product.
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
     The following table summarizes the activity for the years ended December 31, 2006, 2005 and 2004 in the accounts affected by the estimated provisions described below, in thousands:

	For the year ended December 31, 2006
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(102,256)	$(343,970)	$— (1)	$390,076	$(56,150)
Rebates and incentive programs	(50,991)	(201,993)	—	167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)	34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	—	46,029	(18,038)

Total	$(201,473)	$(631,306)	$(7,686)	$637,484	$(202,981)

Accrued liabilities
Medicaid rebates	$(9,040)	$(15,269)	$82	$18,074	$(6,153)_

	For the year ended December 31, 2005
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(91,986)	$(486,113)	$— (1)	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727)	1,489	151,965	(50,991)
Returns	(61,986)	(24,010)	(5,568)	58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	—	58,582	(15,333)

Total	$(216,977)	$(725,478)	$(4,079)	$745,061	$(201,473)

Accrued liabilities
Medicaid rebates	$(8,755)	$(22,847)	$—	$22,562	$(9,040)

	For the year ended December 31, 2004
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(69,060)	$(482,689)	$— (1)	$459,763	$(91,986)
Rebates and incentive programs	(61,059)	(225,319)	643	236,017	(49,718)
Returns	(29,943)	(57,535)	(12,137)	37,629	(61,986)
Cash discounts and other	(17,296)	(85,394)	—	89,403	(13,287)

Total	$(177,358)	$(850,937)	$(11,494)	$822,812	$(216,977)

Accrued liabilities
Medicaid rebates	$(15,861)	$(35,588)	$—	$42,694	$(8,755)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of activity in subsequent periods, the Company has determined its chargeback estimates remain reasonable.
     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 50% and 42% of the Company’s net product sales were derived from the wholesale distribution channel for the years ended December 31, 2006 and 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.
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
          The Company may at its discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on existing inventory levels. There are circumstances under which the Company may not provide price adjustments to certain customers and consequently, as a matter of business strategy, may lose future sales volume to competitors rather than reduce its pricing.
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
Goodwill and Intangible Assets
          The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.
          Goodwill is reviewed for impairment annually, or when events or other changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible assets are reviewed quarterly, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested.
          As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates for the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As of December 31, 2006, the Company determined through its estimates that no impairment of goodwill or intangible assets existed. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.
          As discussed in Notes to Consolidated Financial Statements –Note 8 – “Intangible Assets,” the Company impaired intangible assets of $16,177 in 2005 and $1,100 in 2006. As a result of the acquisition of Kali in 2004, the Company had amounts recorded as goodwill of $63,729 at December 31, 2006 and $58,729 at December 31, 2005. In addition, intangible assets with definite lives, net of accumulated amortization, totaled $47,880 and $36,235, respectively, at December 31, 2006 and 2005.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
           The Company is subject to market risk primarily from changes in the market values of its investments in debt securities including governmental agency securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at December 31, 2006. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures. For cash, cash equivalents and available for sale debt securities, a 10 percent decrease in interest rates would decrease interest income by approximately $1.0 million. The Company does not have any financial obligations exposed to variability in interest rates.
          The following table summarizes the available for sale debt and marketable equity securities that subject the Company to market risk as of December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Securities issued by government agencies	$65,897	$79,886
Debt securities issued by various state and local municipalities and agencies	13,755	13,721
Other debt securities	15,870	13,200
Marketable equity securities available for sale	—	1,380
Auction rate securities	4,250	—

Total	$99,772	$108,187

Available for Sale Securities and Other Investments
     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $99,772, as of December 31, 2006, in available for sale securities that have a maturity greater than one year. Included in the $99,772 is an investment in a fund that invests in various floating rate structured finance securities which in June 2007 experienced a severe reduction in value. As of December 31, 2006, this investment had a fair value of approximately $6.0 million. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. There is a high probability of a total loss in this investment. The Company accordingly will record a realized investment loss in 2007.
     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Abrika and Optimer, as described below.
     In April 2005, the Company acquired shares of the Series C preferred stock of Optimer, a then privately-held biotechnology company located in San Diego, California, for $12,000. Subsequently, Optimer became a public company via an initial public offering. The Company and Optimer also have signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than temporary prior to Optimer becoming a public company. In February 2007, the Company sold a portion of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock. In February 2007, the Company returned the marketing rights to the antibiotic compound know as PAR-101 to Optimer. The Company and Optimer had entered into a joint development and collaboration agreement with respect to this drug in May 2005, and subsequently amended the agreement on January 19, 2007. Optimer will continue to develop PAR-101. In connection with the returned marketing rights, the Company received $20.0 million in February 2007 from Optimer and is also to receive a $5.0 million milestone payment upon the earliest to occur of either the successful completion by Optimer of a Phase III study, the grant by Optimer of marketing and sales rights to a third party or the submission to the FDA of a new drug application for a product subject to the collaboration agreement. Additionally, the Company is to receive royalty payments for a period of seven years assuming successful commercialization of the drug.
     In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company has entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company received approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
ITEM 8. Consolidated Financial Statements and Supplementary Data
     See “Index to Consolidated Financial Statements, Item 15.”
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     During 2006, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for 2006 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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
     The Company evaluated its disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on this evaluation, our inability to file this Annual Report on Form 10-K in a timely manner, and the additional material weakness described below, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.
Management Report on Internal Control Over Financial Reporting
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
          A material weakness is defined as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that material misstatement of annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
          The Company assessed the effectiveness of its internal controls over financial reporting as of December 31, 2006. The Company based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2006 as a result of the material weaknesses described below.
          The Company did not maintain effective controls over accounting for certain non-routine transactions related to the completeness, valuation and presentation of certain stock option compensation transactions, financial statement classification of certain non-routine transactions, and initially accounting for certain subsequent events in the proper financial reporting period. The Company’s sales cutoff procedures did not take into consideration all appropriate assumptions and inputs. The level of interdepartmental communication for the approval of granting price adjustments to customers was not adequate. The Company’s process for accruing rebate reserves inadvertently reserved a rebate for a specific customer that had previously been processed. The Company did not maintain effective spreadsheet controls for certain components of the calculation of rebate reserves and accrued expenses.
          The Company’s assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
          The Company implemented changes in controls over financial reporting during 2006 to remediate the material weaknesses identified and reported in our 2005 10-K/A filed March 13, 2007.
Remediation of Material Weaknesses
     The Company has implemented, or plans to implement, certain measures to remediate the material weaknesses identified above. As of the date of the filing of this Annual Report on Form 10-K, the Company has implemented the following measures:
•	Increased the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance, particularly in the areas of accounts receivable reserves and the accounting for certain of the Company’s non-routine transactions.

•	Revised its methodologies with respect to sales cut-off procedures and enhanced controls around spreadsheets used for calculating certain components of its rebate reserves.
•	Formalized the level of approval and communication required for granting and estimating price protection to customers.
          The Company anticipates that these remediation actions represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.
Woodcliff Lake, New Jersey
We have audited management’s assessment, included in Item 9A Controls and Procedures- Management Report on Internal Control Over Financial Reporting, that Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
(a) the Company did not maintain effective controls over accounting for certain non-routine transactions related to the completeness, valuation and presentation of certain stock option compensation transactions, financial statement classification of certain non-routine transactions, and initially accounting for certain subsequent events in the proper financial reporting period,
(b) the Company’s sales cutoff procedures did not take into consideration all appropriate assumptions and inputs,
(c) the level of interdepartmental communication for the approval of granting price adjustments to customers was not adequate,
(d) the Company’s process for accruing rebate reserves inadvertently reserved a rebate for a specific customer that had previously been processed, and
(e) the Company did not maintain effective spreadsheet controls for certain components of the calculation of rebate reserves and accrued expenses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated August 30, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), ‘‘Share-Based Payment.’’
/s/ Deloitte & Touche LLP

Parsippany, NJ
August 30, 2007

ITEM 9B. Other Information
     In accordance with New York Stock Exchange rules, the Company will file its annual certification by our CEO within 30 days of the annual meeting of stockholders. The CEO will certify that he is unaware of any violation by the Company of the New York Stock Exchange corporate listing standards other than the inadvertent failure of the Company to file interim written affirmations with the New York Stock Exchange as directors resigned from and were appointed to the Company’s Board of Directors.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
Directors
The Company’s Certificate of Incorporation provides that the Board is to be divided into three classes, with the term of office of one class expiring each year. This year, the Class II directors are standing for election. The Company’s Bylaws prescribe that the number of directors constituting the Board shall be not less than three nor more than 13, with the actual number to be set from time to time by resolution of the Board. The Board has set such number at nine (three in each of Class I, Class II and Class III).
Due to the resignation of Scott Tarriff, a Class I director, as of January 4, 2007, and of Peter Williams, a Class II director, as of July 17, 2007, there are currently two vacancies on the Board. The Board is currently seeking qualified candidates to fill both these vacancies.
John D. Abernathy and Dr. Melvin Sharoky have been nominated for election as Class II directors at the Meeting. Mr. Abernathy was re-elected to the Board as a Class II director at the 2004 Annual Meeting of Shareholders, and Dr. Sharoky was selected by the Board as a Class II director on March 7, 2007 to fill the vacancy created by the resignation of Mark Auerbach. If Mr. Abernathy and Dr. Sharoky are elected to the Board at the Meeting, their terms will expire in 2010. The Company’s Class I directors have terms that expire in 2009 and its Class III directors have terms that expire in 2008.
Proxies solicited hereby will be voted at the Meeting in favor of the election of the two Class II nominees listed in the proxy card, unless authority to do so is withheld as to a specified nominee(s). The Board and its Nominating Committee have both recommended election of such nominees. Proxies may not be voted for a greater number of persons than the number of nominees named herein (i.e., two). Each of the two Class II nominees has consented to serve, if elected, as a director of the Company and to be named in the proxy statement. In the unexpected event that either of the nominees is unable to or will not serve as a director, it is intended that proxies will be voted for the election of a substitute nominee(s). Directors will be elected by the affirmative vote of a plurality of the shares of Common Stock present at the Meeting.
The following table sets forth certain information (provided by them) regarding each nominee for election as a Class II director of the Company and the year in which he first was elected or selected as a director of the Company.
Class II

JOHN D. ABERNATHY (1)(2)	AGE 70	DIRECTOR SINCE 2001
From September 2006 to August 2007, Mr. Abernathy was Chairman of the Board. From January 1995 until his retirement in May 2004, he was Chief Operating Officer of Patton Boggs LLP, a law firm. Mr. Abernathy is a director of Sterling Construction Company, Inc., a civil construction company, and Neuro-Hitech, Inc., a drug development company engaged in the development and commercialization of Huperzine A.

DR. MELVIN SHAROKY (2)(3)	AGE 56	DIRECTOR SINCE 2007
From January 2002 to March 2007, Dr. Sharoky was the President and Chief Executive Officer of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company that markets Eldepryl® for the treatment of patients with late-stage Parkinson’s disease and Emsam® for major depressive disorder. Dr. Sharoky also served as President of Somerset from July 1995 to June 2001, and he remains a consultant to Somerset since his retirement from the company in March 2007. Dr. Sharoky also serves on the board of directors of Insmed Corporation, a biopharmaceutical company.

The following table sets forth certain information (provided by them) regarding the Class I directors (whose terms expire in 2009) and the Class III directors (whose terms expire in 2008), and the years in which each was first elected or selected as a director of the Company.
Class I

PETER S. KNIGHT (1)(4)	AGE 56	DIRECTOR SINCE 2001
Since August 2004, Mr. Knight has been President of Generation Investment Management U.S. LLP, a London-based investment firm. From January 2004 to August 2004, and from January 2000 to October 2001, Mr. Knight was the President of Sage Venture Partners, an investment firm. From November 2001 to December 2003, he was a managing director of MetWest Financial, a Los Angeles-based asset management holding company. Mr. Knight is a director of Medicis Pharmaceutical Corporation and EntreMed, Inc.

L. WILLIAM SEIDMAN (1)	AGE 86	DIRECTOR SINCE 2004
Since December 1992, Mr. Seidman has been employed as the Chief Commentator for CNBC-TV, the Publisher of Bank Director magazine and an independent consultant in the financial services industry. Mr. Seidman serves on the board of directors of each of Clark, Inc., Fiserv, Inc. and LML Payment Systems, Inc.
Class III

PATRICK G. LEPORE (3)	AGE 52	DIRECTOR SINCE 2006
In August 2007, Mr. LePore was named Chairman of the Board. Since September 2006, Mr. LePore has been the President and Chief Executive Officer of both the Company and Par Pharmaceutical, Inc. (“Par Pharmaceutical”), the Company’s wholly owned and principal operating subsidiary. From 2002 to 2005, Mr. LePore was President of the healthcare marketing group at Cardinal Health, Inc. From 1984 until 2002, he was with BLP Group Companies, ultimately as Chairman, President and Chief Executive Officer, which was sold to Cardinal Health in 2002. From 2005 until September 2006, Mr. LePore was a member of a number of non-profit and for-profit boards.

RONALD M. NORDMANN (2)(3)(4)	AGE 66	DIRECTOR SINCE 2001
Since October 2000, Mr. Nordmann has been Co-President of Global Health Associates, LLC, a provider of consulting services to the pharmaceutical and financial services industries. From January 2000 to October 2000, Mr. Nordmann was a private investor. Mr. Nordmann is a trustee of The Johns Hopkins University.

JOSEPH E. SMITH (3)(4)	AGE 68	DIRECTOR SINCE 2004
In August 2007, Mr. Smith was named Lead Director of the Board. For more than the past five years, Mr. Smith has been a retired executive. Since September 2000, he has been a director of HLTH Corporation (formerly Emdeon Corporation). Mr. Smith serves on the Board of Trustees of the International Longevity Center, a non-profit organization.

(1)	Member of the Audit Committee of the Board.

(2)	Member of the Nominating-Corporate Governance Committee of the Board.

(3)	Member of the Corporate Development Review Committee of the Board.

(4)	Member of the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board.
Executive Officers
The executive officers of the Company consist of Patrick G. LePore as Chief Executive Officer and President, Gerard A. Martino as Executive Vice President and Chief Operating Officer, Veronica A. Lubatkin as Executive Vice President and Chief Financial Officer, Thomas J. Haughey as Executive Vice President, General Counsel and Secretary, Paul V. Campanelli as Executive Vice President, and John A. MacPhee as Executive Vice President.
Mr. LePore, age 52, has served as President and Chief Executive Officer of the Company since September 2006 and as a director since May 2006. He was named Chairman of the Board in August 2007. From 2002 to 2005, Mr. LePore was

President of the healthcare marketing group at Cardinal Health, Inc. From 1984 until 2002, he was with BLP Group Companies, ultimately as Chairman, President and Chief Executive Officer, which was sold to Cardinal Health in 2002. From 2005 until September 2006, Mr. LePore was a member of a number of non-profit and for-profit boards.
Mr. Martino, age 45, has recently been promoted to Executive Vice President and Chief Operating Officer. Mr. Martino served as Executive Vice President and Chief Financial Officer of the Company from March 2006 to June 2007. Prior to joining the Company, Mr. Martino was Vice President, Global Materials Management at Schering-Plough Corporation from 1999 through March 2006.
Ms. Lubatkin, age 44, was promoted to Executive Vice President and Chief Financial Officer in June 2007. Previously she served as Vice President and Controller of Par Pharmaceutical since March 2006. From 1997 to 2006, Ms. Lubatkin served in various positions at Schering-Plough Corporation, most recently as executive director in Global Finance.
Mr. Haughey, age 43, has served as Executive Vice President since March 2006 and as General Counsel and Secretary since November 2003. Prior to joining the Company, Mr. Haughey had served for more than five years as Legal Director of Licensing in the Law Department of Schering-Plough Corporation.
Mr. Campanelli, age 45, has served as Executive Vice President of the Company and President, Generic Products Division of Par Pharmaceutical, since February 2007. He was Executive Vice President, Business Development and Licensing of Par Pharmaceutical from September 2006 to March 2007. Mr. Campanelli also served as Par Pharmaceutical’s Senior Vice President, Business Development and Licensing, from March 2004 to September 2006, and as Vice President, Business Development, from April 2002 to March 2004.
Mr. MacPhee, age 39, has served as Executive Vice President of the Company and President, Branded Products Division of Par Pharmaceutical, since October 2005. He was Par Pharmaceutical’s Senior Vice President, Branded Marketing and Sales, from January 2005 to October 2005. Prior to joining the Company, Mr. MacPhee had served as Vice President, Marketing (January 2004 to December 2004), and Assistant Vice President, Marketing (January 2001 to December 2003), at Forest Pharmaceuticals, Inc.
The executive officers of Par Pharmaceutical, Inc., a wholly owned subsidiary of the Company, consist of Mr. LePore as Chief Executive Officer and President, Mr. Martino as Executive Vice President and Chief Operating Officer, Ms. Lubatkin as Executive Vice President and Chief Financial Officer, Mr. Haughey as Executive Vice President, General Counsel and Secretary, Mr. Campanelli as President, Generic Products Division, and Mr. MacPhee as President, Branded Products Division.
The executive officers of Kali Laboratories, Inc., a wholly owned subsidiary acquired by the Company in June 2004 (“Kali”), consist of Mr. LePore as Chairman of the Board, Mr. Martino as Chief Financial Officer, Mr. Haughey as General Counsel and Secretary and Eric M. Mittleberg as President. Mr. Mittleberg, age 55, has been President of Kali since January 2006. From November 1997 until January 2006, he was Vice President, Scientific/Medical Affairs, at Ivax Corporation.
Section 16(a) Beneficial Ownership Reporting Compliance
As a public company, the Company’s directors and executive officers and the more than 10% beneficial owners of its Common Stock are subject to reporting requirements under Section 16(a) of the Exchange Act and are required to file certain reports with the SEC in respect of their ownership of the Company’s equity securities and changes thereto. Based solely upon its review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that, during fiscal year 2006, all such reports were timely filed, except for the four events relating to the 2006 deferral of retainer fees to deferred stock units by Mr. Knight and Mr. Smith. For both executives, the event that occurred on January 3, 2006 was reported on a Form 4 filed on January 11, 2006, and each of the deferral events that occurred on April 3, July 3 and October 2, 2006 were reported on Forms 4 filed on April 4, 2007. These late filings resulted because the Company did not timely identify that an earlier filing was required in connection with the deferral of retainer fees.
Code of Ethics
The Company requires compliance with its Code of Ethics by its officers, employees and directors and compliance with the Code of Conduct for the officers, employees and directors of all of its subsidiaries. The Code of Ethics and the Code of Conduct have been designed to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Conduct forms the foundation of a comprehensive process that principally includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a belief in the integrity of the employees of the Company and its subsidiaries. The Company’s policies and procedures cover several areas of professional conduct, including employment policies, conflicts of interest, intellectual property matters and the protection of confidential information, as well as the adherence to all laws and regulations applicable to the Company’s business and operations.
The Code of Ethics is intended to focus the Board and its individual members on areas of ethical risk, help directors recognize and address ethical issues, provide procedures to report unethical conduct and foster a culture of honesty and accountability. The Code of Ethics covers various areas of professional conduct relating to service on the Board, including conflicts of interest, unfair or unethical use of corporate opportunities, the strict maintenance of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by employees of the Company.
A copy of the Company’s Code of Ethics is provided on the Company’s website at www.parpharm.com/investors/management.jsp. The Company will disclose any future amendments to, or waivers from, certain provisions of the Code of Ethics for officers and directors on its website within two business days following such amendment or waiver.
ITEM 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Our Compensation Discussion and Analysis addresses the following topics:
•	our compensation philosophy and policies regarding executive compensation;

•	our compensation-setting process; and

•	the components of our executive compensation program.
In this “Compensation Discussion and Analysis” section, the terms, “we,” “our,” “us,” the “Committee” and the “Compensation Committee” refer to the Compensation and Stock Option Committee of Par Pharmaceutical Companies, Inc.’s Board of Directors.
Compensation Philosophy and Policies Regarding Executive Compensation
Our compensation philosophy is intended to align the interests of management with those of the Company’s stockholders by tying a substantial portion of overall compensation to the achievement of business objectives and individual performance in meeting those objectives. The following principles influence and guide our compensation decisions:
Focus on Results and Strategic Objectives
Our compensation analysis begins with an examination of the Company’s business plan and strategic objectives. We intend that our compensation decisions will attract and retain leaders and reward them for achieving the Company’s business goals and strategic objectives.
Emphasis on Performance-Based Compensation
Our compensation philosophy is based upon the belief that pay for executive officers should be directly linked to performance. Accordingly, a substantial portion of executive officer compensation is contingent on, and varies with, achievement of corporate and individual performance objectives.
Compensation Should Attract and Retain Qualified Executives
Our compensation strategy is driven by the need to recruit, motivate, and retain the most talented individuals in the industry. The Compensation Committee evaluates performance and compensation for key positions to ensure that compensation provided to key executives remains competitive relative to the compensation paid to similarly situated executives of our peer group companies.
Compensation and Performance-Based Pay Should Reflect Position and Responsibility
Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:
•	Total compensation opportunity is higher for individuals with greater responsibility and greater ability to influence the Company’s achievement of targeted results and strategic objectives.

•	As position and responsibility increase, a greater portion of the executive officer’s cash compensation opportunity is performance-based.

•	Long-term incentive compensation opportunity, including equity-based compensation, is higher for persons with higher levels of responsibility, making a significant portion of their total compensation opportunity dependent on long-term stock price appreciation and total stockholder return.
Compensation Plans Should Balance Short- and Long-Term Objectives
Compensation should focus senior management on achieving strong short-term (annual) performance in a manner that supports the Company’s long-term success and profitability. The Company’s bonus program creates an incentive for meeting annual performance targets while awards of long-term incentive compensation encourage the achievement of objectives over a longer-term performance cycle.
Executives Should Also Be Owners of the Company — Executive Stock Ownership Guidelines
To further align the interests of executive officers with shareholder interests, we have established minimum ownership levels of the Company’s Common Stock that we recommend each executive officer attain and maintain. The minimum ownership interest is expressed as a multiple of each executive officer’s respective base salary and varies based upon the executive officer’s position. The guidelines were adopted in 2004 and provide specified ownership targets for executive officers to attain incrementally within one, three and five year periods, as follows:
Executive Stock Ownership Guidelines

Fair Market Value of Shares Held,* as a Multiple of Base Salary
Position	As of 12/31/2005	As of 12/31/2007	As of 12/31/2009
Chairman/CEO	1.5x	4x	7x
Officers	1x	2.5x	4x
Executive Vice President	1x	2.5x	4x
Vice President	0.5x	1.5x	2.5x

*	Includes vested and unvested restricted shares, but does not include stock options.
The number of shares of Common Stock specified is determined by multiplying the executive’s then annual base salary by the applicable multiple shown above and dividing the result by the average closing price of the Common Stock during the immediately preceding 12 months. As of December 31, 2006, each of the Named Executives (as defined in the “Executive Compensation” section below) then employed by the Company had attained the applicable share ownership target.
Compensation Should be Reasonable and Responsible
It is essential that the Company’s overall compensation opportunities be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at reasonable and responsible levels.
Policy with Regard to Section 162(m) of the Code
The Company’s ability to deduct compensation paid to an individual covered officer is generally limited by Section 162(m) of the Code to $1 million annually. This limitation does not apply to “performance-based” compensation, if certain conditions are satisfied. However, depending on the extent to which performance goals are achieved, the sum of a covered officer’s base salary, annual bonus and equity-based compensation may exceed this limit. Accordingly, the Company seeks to preserve the federal income tax-deductibility of compensation that it pays to its executive officers. In this regard, the Compensation Committee has taken a number of actions, including the adoption of incentive compensation plans that are designed to qualify as performance-based compensation under Section 162(m), to preserve the deductibility of annual incentive, long-term performance, restricted stock and stock option awards. Notwithstanding this general policy, the Compensation Committee retains the authority to authorize compensation arrangements under which not all compensation paid would be tax-deductible if, and to the extent that, it believes that such payments are in the best interests of both the Company and its stockholders.

The Compensation-Setting Process
A Year-Round Process
Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process, including evaluation of management performance and consideration of the business environment, is a year-round process. Compensation decisions are designed to promote our fundamental business objectives and strategy.
Management’s Role in the Compensation-Setting Process
Management plays a significant role in the compensation-setting process, other than compensation for the Chief Executive Officer. The most significant aspects of management’s role are:
•	designing and recommending compensation plans;

•	recommending business performance and individual targets and goals;

•	evaluating employee performance; and

•	recommending salary and bonus levels and long-term incentive awards.
The Chief Executive Officer and Senior Vice President of Human Resources work with the Compensation Committee Chair in establishing the agenda for Committee meetings and, at the Committee’s request, participate in Committee meetings to provide compensation recommendations as to senior executive officers (other than themselves).
Chief Executive Officer Evaluation Process
In 2005, we developed a Chief Executive Officer evaluation process as a means to heighten the Chief Executive Officer’s accountability for performance. This process entails the Compensation Committee and the Chief Executive Officer developing performance objectives and goals at the beginning of the fiscal year, conducting an annual review of the Chief Executive Officer’s achievement of those goals and objectives over the course of the year, and providing feedback to the Chief Executive Officer on his performance in a private session. We believe that this process provides a vehicle for a meaningful evaluation of the Chief Executive Officer’s annual performance against established objectives.
Compensation Consultants
The Compensation Committee Charter grants the Compensation Committee the authority to retain and terminate compensation consultants and approve their fees and other retention terms. These consultants report directly to the Compensation Committee. In 2006, we used the services of the compensation consulting firm Watson Wyatt Worldwide, Inc. to review the Company’s compensation practices, compare those practices to those of other companies and to make recommendations to the Committee regarding the level and structure of compensation for the Company’s Chief Executive Officer and all other executive officers of the Company.
Periodic Evaluation
We meet each year in January to review and evaluate employee incentive plans, evaluate the bonus payouts under the Company’s Executive Incentive Plan, review management recommendations of grants of stock options and restricted stock under the Company’s 2004 Performance Equity Plan, ratify grants under the Company’s 1997 Directors’ Stock and Deferred Fee Plan, review achievement of the past year’s goals by the Chief Executive Officer, review objectives for the Chief Executive Officer for the ensuing year, consider contributions to the Company’s 401(k) plan (the “Retirement Savings Plan”), review performance milestones and strategic objectives for the Executive Incentive Plan for the ensuing year, and address any other matters that require the attention of the Committee. The Compensation Committee may exercise discretion in modifying any recommended adjustments or awards to executives. Also, we meet each February to review the Compensation Committee Charter and make recommendations, if necessary, to update Committee objectives and policies, distribute self-evaluations and Committee evaluations for completion, review independent director compensation, and begin the process of producing the Committee’s analysis of executive compensation for inclusion in the Company’s proxy statement. Other tasks of the Committee include reviewing and evaluating the Company’s succession plan, monitoring executive development plans, and insuring our adherence with our compensation philosophy for all executive officers. The Compensation Committee held a total of six meetings during 2006.
Competitive Compensation Practices
We use information regarding pay practices at other comparable companies to help us establish the compensation levels for the Company’s executive officers, including the Named Executives, as defined in the “Executive Compensation” section of the Proxy Statement, because we recognize that our compensation arrangements must be reasonable and competitive in the marketplace in order to attract and retain highly-qualified executive officers. Accordingly, we review compensation levels for our executive officers against compensation ranges and averages for comparable positions using pharmaceutical industry survey information provided by our compensation consultants. We compare each element of total compensation against a peer group of generic and specialty pharmaceutical companies, both publicly traded and privately held. This peer group is selected in consultation with Watson Wyatt, and periodically monitored and updated to include companies with which we compete for talent and shareholder investment. The Companies currently comprising the peer group are:

Abraxis Bioscience	KV Pharmaceutical	Perrigo Company
Adams Respiratory Therapeutics	Medicis Pharmaceutical	Sepracor Inc.
Barr Pharmaceuticals	MGI Pharma	Valeant Pharmaceuticals
Endo Pharmaceuticals	Mylan Laboratories	Watson Pharmaceuticals
We establish target compensation for executive officers between the 50th and 75th percentile of compensation paid to similarly situated executives of the companies comprising the peer group. While we believe that such information is a useful guide for comparative purposes, we also believe that a successful compensation program requires the application of judgment and subjective determinations of individual performance, experience level and overall value to the organization. The Company also competes for top executive talent with many larger companies that typically compensate their executives at higher levels than the peer group companies. A combination of these factors forms the basis of management’s compensation recommendations to the Compensation Committee and the Committee’s decision making.
Elements of Executive Compensation
The key elements of the Company’s executive officer compensation program are:
•	base salary;

•	annual bonus;

•	equity-based awards;

•	health, dental, life and disability insurance and other traditional employee benefits; and

•	other perquisites through participation in the Company’s various plans.
In awarding or approving compensation to the Company’s executive officers, we consider the recent and potential future contributions of the executive officers to the Company, the ability of the Company to attract and retain qualified executive officers in light of the competitive environment of the Company’s industry, and the Company’s financial condition and results of operations.
Special Considerations in 2006
In 2006, the Company experienced major changes in its executive team and confronted the large and difficult task of restating certain of its prior period financial statements. As a result, we felt it was important to establish suitable compensation packages that would create the necessary incentives during this year of transition. Accordingly, the Company made certain special payments and issued long term incentive award grants outside of its typical executive compensation program, as described in more detail below. This provided the stability needed to retain an emerging senior executive team committed to building a company with long term and sustainable growth.
Base Salary
Base pay is a critical element of executive compensation because it enables the Company to recruit and retain key executives. Base salaries are initially determined by arms-length negotiations with executives that take into account the need to recruit and retain qualified individuals while staying competitive with market rates. In determining base salaries and merit increases to base salaries, we consider the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance, competitive salary practices for executives in comparable positions at peer group companies, internal pay equity and the tax deductibility of base salary. For our executive officers, we set base salaries generally between the 50th and 75th percentile of compensation paid to similarly situated executives of peer group companies in order to attract and retain top talent.
The Compensation Committee approved the following base salary increases for fiscal year 2006 for those of our current executive officers who held such positions in 2005, based on individual performance, organizational contributions, external market comparisons and internal equity:
•	John A. MacPhee, Executive Vice President of the Company and President, Branded Products Division, received a base salary increase of 4%, from $325,000 to $338,000 annually.

•	Thomas J. Haughey, Executive Vice President and General Counsel, received a base salary increase of 21%, from $273,000 to $330,000 annually.

•	Paul V. Campanelli, Executive Vice President, Business Development & Licensing, received a base salary increase of 16%, from $280,000 to $325,000 annually.
Annual Bonus
Annual bonuses for executive officers are determined by reference to Company-wide and individual performance goals that are established at the beginning of the fiscal year pursuant to the Company’s Executive Incentive Plan. Goals under the plan are both financial and non-financial. Financial goals are designed to encourage the achievement of financial measures that the Company and the Compensation Committee determine are strategically important for the upcoming year. Non-financial goals include both strategic and operational factors, such as efforts in responding to regulatory challenges, exploring strategic alternatives for the Company, research and development, the generation of ANDA filings and reviewing and implementing updated systems and operational procedures. In addition to Company-wide measures of performance, we consider performance factors particular to each executive officer, including the performance of the area(s) for which such officer has management responsibility and the individual accomplishments of such officer. The Compensation Committee also may exercise discretion in modifying any recommended adjustments or awards to executives.
For fiscal year 2006, we analyzed the various methodologies and profit measures and targets to be established for performance indicators and then approved the profit measures and weights that we felt appropriate to be utilized for calculation of the bonuses under the Executive Incentive Plan for that year. Under the 2006 EIP, 40% of the participants’ bonus opportunity was based on achieving specified targets for earnings per share and sales of our branded product, Megace ES. The remaining 60% of the participants’ bonus opportunity was based on achieving individual objectives, long-term objectives and research and development goals.
The Company did not meet certain of its financial and non-financial targets for 2006. Nevertheless, 2006 was a period of significant management turnover for the Company, and considerable resources had to be dedicated to strengthening the Company’s finance department and restating prior financial statements after accounting errors were discovered. Accordingly, we felt it important to stabilize the new management team and reward the efforts of senior executives who responded to the Company’s unforeseen challenges by awarding cash bonuses. The executives who were awarded bonuses demonstrated extremely high levels of commitment and dedication throughout the year and will be relied on in 2007 to provide leadership and assume expanded responsibilities for executing the Company’s strategic plan.
Equity-Based Awards
Equity-based compensation, such as stock options, restricted stock and restricted stock units, is an important element of the Company’s compensation program for senior executives. We believe that equity-based compensation is the most effective means of aligning the compensation provided to senior executives with stockholder interests by creating economic incentive for the creation of long-term shareholder value. Additionally, we believe that equity-based compensation encourages retention of executive officers, because any unvested portions of such awards are forfeited if an executive officer voluntarily resigns before an award becomes fully vested – generally, over the course of four years. Beginning in January 2005, we started awarding shares of restricted stock or restricted stock units to executive officers in lieu of a portion of the number of stock options that we customarily would have awarded. We believe that awarding restricted stock or restricted stock units in addition to stock options supplements the retention goal of equity-based compensation in periods when the Company’s stock price is volatile and the value of stock options can vary significantly.
Management submits recommendations to the Committee for annual grants of stock options and restricted stock to senior executives under the Company’s 2004 Performance Equity Plan each January. In determining the long-term incentive opportunity to be granted to senior executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the individual’s historic and recent performance, the value of the grants in relation to other elements of total compensation and competitive compensation practices.
In September 2006, we changed the process used in granting stock options and restricted stock to newly-hired employees. Now, in consultation with management, we allocate annually a specific number of shares of the Company’s Common Stock to be utilized for the grant of stock options and restricted stock pursuant to the 2004 Performance Equity Plan to newly-hired employees. The authority to allocate and grant those stock options and shares of restricted stock to newly-hired employees is vested in the Chief Financial Officer and Senior Vice President of Human Resources, subject to the parameters established by the Committee for long-term incentive awards to employees of the Company and the terms of the 2004 Performance Equity Plan. Our prior practice was to have management submit proposals on a quarterly basis to the Committee of grants to newly-hired employees and to review and, if approved, authorize the grants. The new process provides consistency in administration, because all new hire grants are now effective upon date of employment.

Additional 2006 Executive Equity Award Grants
In December 2006, Mr. LePore, the Company’s new President and Chief Executive Officer, recommended granting awards of restricted stock units of the Company to certain members of the Company’s management team. This proposal was made for the purposes of recognizing that the management team had a very difficult year due to significant turnover in the Company’s senior management team and the enormous amount of time and effort dedicated to restating certain of the Company’s prior period financial statements. We agreed that the grant would reward the management team for its hard work in connection with the on-going restatement of financial statements and the team’s efforts during the recent period of difficult management transition, as well as provide an appropriate retention incentive to the Company’s management team in order to ensure the continued success of the transition. Following evaluation of the merits of the proposed grants and consultation with our compensation consultants, we approved awards of restricted stock units to certain members of the Company’s management team, including the following awards to the specific Named Executives identified below.

Gerard A. Martino:	27,000 Restricted Share Units
Thomas J. Haughey:	24,300 Restricted Share Units
John A. MacPhee:	21,600 Restricted Share Units
Nicholas DiMaio:	10,000 Restricted Share Units
Recent Separation Agreements
The Company entered into separation agreements with certain Named Executives during the recent period of management transition. With the exception of Mr. DiMaio, these individuals had previously entered into employment agreements that provided for certain payments upon their separation or termination. The payments under these separation agreements included severance, extended coverage under medical and life insurance plans and continuation or acceleration of vesting or previously issued equity awards. The Named Executives with whom the Company entered into separation agreements for fiscal year 2006 were Scott Tarriff (former President and Chief Executive Officer), Mark Auerbach (former Executive Chairman), Dennis O’Connor (former Chief Financial Officer) and Shankar Hariharan (former Executive Vice President and Chief Scientific Officer). In addition, the Company entered into a severance agreement with Nicholas DiMaio (former Executive Vice President, Sales and Marketing, Generic Products Division of Par Pharmaceutical) in 2007.
Retirement Savings Plan
Pursuant to the Retirement Savings Plan, eligible employees, including the executive officers, are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. Annually, the Company contributes an amount equal to 50% of up to 6% of the compensation contributed by the employee. Contributions to the Retirement Savings Plan are subject to certain limits imposed under the Code. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company’s contributions for each full year of employment with the Company; thus, each annual contribution becomes fully vested after five full years. The Company may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. As the Company does not offer a pension plan, this program allows the Company to bridge the gap between more competitive offerings from other companies within the Company’s peer group. It was determined that no such additional Company contributions would be made to the Plan for fiscal year 2006.
Additional Benefits and Perquisites
We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance and dental insurance. In addition, our executive officers are generally provided with perquisites and other personal benefits that we believe are reasonable and consistent with the Company’s overall compensation program and intended to enable the Company to attract and retain highly-qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. In 2006, these perquisites included automobile allowances, supplemental life insurance and payment of certain executive medical expenses.
Executive Compensation
The following table sets forth compensation earned for the fiscal year ended December 31, 2006 by the individuals who served at any time during 2006 as either the Company’s Chief Executive Officer or Chief Financial Officer, the three most highly-compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as such as of December 31, 2006 and who earned over $100,000 in total compensation from the Company (and its subsidiaries) during fiscal year 2006, and two former executive officers who would have been one of the three most highly-compensated executive officers if they had been employed by the Company as of December 31, 2006 (collectively, the “Named Executives”). The

Company awarded or paid such compensation to all such persons for services rendered by them in all capacities during the 2006 fiscal year.
Summary Compensation Table

							Non-
							Equity
Name							Incentive	All
and					Stock	Option	Plan	Other
Principal		Salary		Bonus	Award(1)	Award(2)	Compensation(3)	Compensation(4)		Total
Position	Year	($)		($)	($)	($)	($)	($)		($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)
Former Named Executives
Scott L. Tarriff, former President and Chief Executive Officer (5)	2006	$695,564	(5)		$1,632,227	$2,015,327	$0	$1,344,209	(6)	$5,687,327
Mark Auerbach, former Executive Chairman (7)	2006	$270,829			$816,096	$2,172,925	$0	$701,545	(8)	$3,961,395
Shankar Hariharan, former Executive Vice President and Chief Scientific Officer (9)	2006	$434,147			$1,586,463	$925,801	$0	$900,443	(10)	$3,846,854
Dennis J. O’Connor, former Vice President and Chief Financial Officer (11)	2006	$293,449			$269,255	$192,875	$0	$652,136	(12)	$1,407,715

Current Named Executives
Thomas J. Haughey, Executive Vice President General Counsel and Secretary	2006	$327,808			$439,312	$186,738	$150,000	$25,459	(13)	$1,129,317
John A. MacPhee, Executive Vice President; President, Branded Products Division of Par Pharmaceutical	2006	$337,500			$239,832	$907,085	$85,000	$2,362	(14)	$1,571,779
Nicholas DiMaio, Executive Vice President, Sales & Marketing, Generic Products Division of Par Pharmaceutical(15)	2006	$337,500			$223,106	$262,657	$54,000	$24,358	(16)	$901,621
Gerard A. Martino, Executive Vice President and Chief Financial Officer (17)	2006	$255,342		$115,000(18)	$89,981	$161,685	$200,000	$19,774	(13)	$841,782
Patrick G. LePore, Chairman, President and Chief Executive Officer(19)	2006	$170,449	(19)		$37,255	$99,120	$200,000	$1,074	(20)	$507,898

(1)	Dollar values represent the expense recognized for financial statement purposes for the year ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”). As such, these amounts include amounts from awards granted in or prior to 2006. The assumptions made in calculating the dollar values of the expenses recognized and the grant date fair values are set forth in Note 2 to the Company’s financial statements for the year ended December 31, 2006, which is located on page F-12 of the Company’s Annual Report on Form 10-K for the year 2006.

(2)	Dollar values represent the expense recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123R disregarding any estimates of forfeitures relating to service-based vesting conditions, and, therefore, include amounts from awards granted prior to 2006. The assumptions made in calculating the dollar values of the expenses recognized and the grant date fair values are set forth in Note 2 to the Company’s Annual Report on Form 10-K for the year 2006.

(3)	Consists of amounts paid pursuant to the Company’s Executive Incentive Plan for 2006.

(4)	In accordance with Item 402(c)(2)(ix)(A) of Regulation S-K, the amounts reflected in this column for each Named Executive do not include the amount of any perquisites provided to the Named Executive if the aggregate incremental cost of such perquisites is less than $10,000.

(5)	Mr. Tarriff’s employment with the Company was terminated on October 31, 2006. Mr. Tarriff’s salary includes payments made by the Company for base wages of $539,271 and accrued vacation payment of $156,293.

(6)	Includes payments made to Mr. Tarriff pursuant to the terms of his employment agreement and separation agreement. See “Potential Payments Upon Termination or Change of Control – Named Executive Officers Who Are No Longer Employed with the Company – Mr. Tarriff.” Also includes contributions made by the Company for severance of $1,309,819 (severance payment of $1,284,228, medical payment of $19,200 and executive health payment of $6,391), company 401(k) match of $6,600, executive life insurance and disability payments of $13,402, car allowance perquisite of $11,146 and executive medical perquisite of $3,241.

(7)	Mr. Auerbach’s employment with the Company was terminated on October 31, 2006.

(8)	Includes payments made to Mr. Auerbach pursuant to the terms of his employment agreement and separation agreement. See “Potential Payments Upon Termination or Change of Control – Named Executive Officers Who Are No Longer Employed with the Company – Mr. Auerbach.” Also includes payments made by the Company for severance of $679,690 (severance payment of $642,114, medical payment of $19,200, executive health payment of $8,376 and legal fees of $10,000), company 401(k) match of $5,233, executive life insurance and disability payments of $2,235, car allowance perquisite of $11,146 and executive medical perquisite of $3,241.

(9)	Mr. Hariharan’s employment with the Company was terminated on November 22, 2006.

(10)	Consists of payments made to Mr. Hariharan pursuant to the terms of his employment agreement and separation agreement. See “Potential Payments Upon Termination or Change of Control – Named Executive Officers Who Are No Longer Employed with the Company – Mr. Hariharan.” Also includes payments made by the Company for severance of $861,200 (severance payment of $842,000 and medical payment of $19,200), company 401(k) match of $6,481, executive life insurance and disability payments of $17,123, car allowance perquisite of $12,398 and executive medical perquisite of $3,241.

(11)	Mr. O’Connor’s employment with the Company was terminated on September 29, 2006.

(12)	Includes payments made to Mr. O’Connor pursuant to the terms of his employment agreement and separation agreement. See “Potential Payments Upon Termination or Change of Control – Named Executive Officers Who Are No Longer Employed with the Company – Mr. O’Connor.” Also includes contributions made by the Company for severance of $620,917 (severance payment of $601,788, medical payment of $16,176 and tax fees of $2,953), company 401(k) match of $6,600, executive life insurance and disability payments of $11,201, car allowance perquisite of $10,177 and executive medical perquisite of $3,241.

(13)	Includes payments made by the Company for executive life and disability, 401(k) match, a car allowance perquisite and an executive medical perquisite.

(14)	Includes payments made by the Company for executive life and disability.

(15)	Mr. DiMaio’s employment with the Company was terminated on June 1, 2007.

(16)	Includes payments made by the Company for executive disability, 401(k) match, a car allowance perquisite and an executive medical perquisite.

(17)	Mr. Martino was promoted to Executive Vice President, Chief Operating Officer in June 2007.

(18)	Represents a $115,000 sign-on bonus paid to Mr. Martino in March 2006 pursuant to his employment agreement.

(19)	Mr. LePore has been President and Chief Executive Officer of the Company since September 26, 2006. Prior to that date, Mr. LePore received director fees in the amount of $29,666 from the Company for service as a Board member from May 2006 though September 2006. Mr. LePore’s salary figure includes these fees. Mr. LePore was appointed Chairman in August 2007.

(20)	Includes payments made by the Company for 401(k) match.

Grants of Plan-Based Awards
The following table sets forth the grants of plan-based awards made to the Named Executives during fiscal year 2006.

					All Other
					Stock	All Other
					Awards:	Option
					Number	Awards:		Grant Date
		Estimated Future Payouts			of	Number of		Fair Value of
		Under Non-Equity Incentive			Shares	Securities	Exercise or Base	Stock and
		Plan Awards(1)			of Stock	Underlying	Price of Option	Option
	Grant	Threshold	Target	Maximum	or Units(2)	Options(2)	Awards(3)	Awards (4)
Name	Date	($)	($)	($)	(#)	(#)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Former Named Executives
Scott L. Tarriff	01/09/2006	116,325	465,300	930,600	26,399	119,942	33.62	3,309,163
Mark Auerbach	01/09/2006	38,775	155,100	310,200	13,199	59,971	33.62	1,654,565
Shankar Hariharan	01/09/2006	52,625	210,500	421,000	30,066 (5)	14,992	33.62	1,313,507
Dennis J. O’Connor	01/09/2006	40,325	161,300	322,600	14,049 (5)	7,005	33.62	613,758

Current Named Executives
Patrick G. LePore	05/18/2006 10/30/2006				2,500 35,000	5,000 120,000	22.20 19.26	2,162,450
		116,325	465,300	930,600
Thomas J. Haughey	01/09/2006 12/20/2006				30,066 24,300	14,992	33.62	1,840,331
		41,250	165,000	330,000
Gerard A. Martino	03/16/2006 12/20/2006				15,000 27,000	50,000	27.24	1,807,960
		42,125	168,500	337,000
John MacPhee	01/09/2006 12/20/2006				16,128 21,600	18,319	33.62	1,380,372
		42,250	169,000	338,000
Nicholas DiMaio	01/09/2006 12/20/2006				7,333 10,000	33,317	33.62	1,136,006
		33,800	135,200	270,400

(1)	We provide performance-based annual bonus awards to our executive officers under a compensation plan administered by the Compensation Committee. These columns indicate the ranges of possible payouts targeted for 2006 performance for each of the Named Executives listed above. Actual bonus awards paid in 2006 are set forth in column (g) of the “Summary Compensation Table” above. For additional discussion of our annual bonus program, see Annual Bonus under the heading “Compensation Discussion and Analysis” above. Threshold refers to the minimum amount payable for a certain level of performance under the annual bonus plan, whereas target refers to the amount payable if the specified performance target is reached, and maximum refers to the maximum payout possible under the plan.

(2)	Awards granted under the Company’s 2004 Annual Equity Incentive Plan.

(3)	The exercise price of option awards is the closing sale price of the Company’s Common Stock reported for the date of grant on the NYSE. Option awards vest over a four-year period.

(4)	Grant date fair value of restricted stock grants is based on the fair market value of our Common Stock on the respective grant dates in accordance with FAS 123R. The weighted average per share grant date fair value of all Named Executives’ restricted stock grants was $27.98. The grant date fair value of stock option grants is based on the Black-Scholes option pricing model on the date of grant, in accordance with FAS 123R. The weighted average per share fair value of all Named Executives’ stock option grants was $29.08. For additional discussion on the relevant assumptions used to determine the valuation of stock and option awards, see Note 2 of the Company’s Annual Report on Form 10-K for the year 2006.

(5)	Award was forfeited by the executive in his respective termination agreement.
Outstanding Equity Awards At Fiscal Year-End
The following table sets forth certain information with respect to the number of shares of Common Stock covered by exercisable and unexercisable options and unvested restricted stock and restricted stock units held by the Named Executives at December 31, 2006.

	Option Awards				Stock Awards
	Number of	Number of			Number of
	Securities	Securities			Shares or	Market Value of
	Underlying	Underlying			Units of	Shares or Units
	Unexercised	Unexercised			Stock That	of Stock That
	Options	Options	Option Exercise	Option	Have Not	Have Not
	Exercisable	Unexercisable(1)	Price	Expiration	Vested	Vested(2)
Name	(#)	(#)	($)	Date	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Former Named Executives
Shankar Hariharan	12,500	37,500	42.14	01/05/15	33,750	$754,988
Scott L. Tarriff	12,000		7.63	01/11/11	—
	137,500		30.55	09/20/11
	150,000		25.85	07/28/12
	100,000		31.50	01/23/10
	50,000		70.45	01/04/09
	65,000		60.85	01/04/09
	96,961		42.14	01/04/09
	119,942		33.62	01/04/09
Dennis J. O’Connor	9,000		5.13	09/29/08		—
	9,000		7.63	09/29/08
	75,000		30.55	09/29/08
	18,750		25.90	09/29/08
	25,000		31.70	09/29/08
	25,000		31.50	09/29/08
Mark Auerbach	11,000		33.80	10/31/08		—
	7,500		28.79	10/31/08
	10,000		31.70	10/31/08
	50,000		48.75	10/31/08
	25,000		70.45	10/31/08
	32,500		60.85	10/31/08
	47,845		42.14	10/31/08
	59,971		33.62	10/31/08

Current Named Executives
Thomas J. Haughey	35,000	—	69.38	11/23/10	67,529	1,510,624
	2,500	—	60.85	01/19/14
	4,984	14,951	42.14	01/05/15
	—	14,992	33.62	01/08/16
John A. MacPhee	15,000	45,000	42.41	01/05/15	45,853	1,025,732
	—	18,319	33.62	01/08/16
Gerard A. Martino	50,000	50,000	27.24	03/15/16	42,000	939,540
Patrick G. LePore	5,000	5,000	22.20	05/17/16	37,500	838,875
	120,000	120,000	19.26	10/29/16
Nicholas DiMaio (3)	37,500	—	30.55	09/20/11	30,298	677,766
	7,500		28.79	06/11/12
	25,000		31.50	01/12/10
	33,000		60.85	01/19/14
	3,489	10,466	42.14	01/05/15
	—	33,317	33.62	01/08/16

(1)	Unexercisable options vest 25% per year over the course of four years, each on the anniversary of the date of grant.

(2)	Market value of stock reported is determined by multiplying the closing market price of the stock at December 31, 2006 by the number of shares of stock.

(3)	Mr. DiMaio’s employment with the Company was terminated on June 1, 2007.

Option Exercises And Stock Vested
The table below shows the number of shares of Common Stock acquired by the Named Executives during 2006 upon the exercise of stock options and the vesting of other stock awards.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise(1)	Vesting	Vesting(2)
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Former Named Executives
Mark Auerbach	N/A	N/A	23,731	498,398
Shankar Hariharan	N/A	N/A	15,000	343,613
Scott L. Tarriff	N/A	N/A	5,266	174,429
Dennis J. O’Connor	N/A	N/A	3,657	121,123

Current Named Executives
Thomas J. Haughey	N/A	N/A	4,388	145,341
Nicholas DiMaio	9,000	221,175	4,322	124,517
John A. MacPhee	N/A	N/A	3,125	75,575
Patrick G. LePore	N/A	N/A	N/A	N/A
Gerard A. Martino	N/A	N/A	N/A	N/A

(1)	Determined by calculating the spread between the fair market value of the Common Stock on the date of exercise and the exercise price of the options.

(2)	Determined by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.
Non-Qualified Deferred Compensation
The Company does not maintain any defined contribution plan or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Pension Benefits
The Company had maintained a defined benefit plan (the “Pension Plan”) that covered eligible employees, as defined in the Pension Plan. The Pension Plan has been frozen since October 1, 1989. Since the benefits under the Pension Plan are based on the participants’ length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 are excluded from benefit accruals under the Pension Plan. Generally, all employees of the Company (or a participating subsidiary) who had completed at least one year of continuous service with the Company and attained 21 years of age were eligible to participate in the Pension Plan. For benefit and vesting purposes, the Pension Plan’s “Normal Retirement Date” was the date on which a participant attained age 65 or, if later, the date of his/her completion of ten years of service. Service was measured from the date of employment. The retirement income formula was 45% of the highest consecutive five-year average basic earnings during the retirees’ last ten years of employment, less 83 1/3% of the participant’s Social Security benefit, reduced proportionately for any years of service less than ten at retirement. None of the Named Executives has any years of service credited under the Pension Plan.
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
The Company maintains the Retirement Savings Plan, which is intended to be qualified under Section 401(a) and (k) of the Code, pursuant to which eligible employees, including the Named Executives, are permitted to contribute from 1% to 25% of their compensation to the Retirement Savings Plan. The Company typically contributes an amount equal to 50% of up to 6% of the compensation contributed by the employee (“401(k) matching feature”). The Company incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1,217,000 in 2006. The Company did not make a discretionary contribution to the Retirement Savings Plan for 2006. Participants of the Retirement Savings Plan become vested with respect to 20% of the Company’s contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company may contribute additional funds each fiscal year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The section below describes the payments that may be made to Named Executives upon their separation or termination, assuming such event were to occur during the fiscal year 2006, pursuant to individual agreements or in connection with a change of control.
Employment Agreements with Named Executives
The Company has entered into employment agreements with Messrs. LePore, Martino, Haughey and MacPhee. The Company also had employment agreements with Messrs. Tarriff, O’Connor, Auerbach and Hariharan prior to the termination of their employment with the Company, and has now entered into severance agreements with the aforementioned executives. For a discussion of the severance terms and conditions under the employment agreements for current Named Executives and the terms of the severance agreements entered into with former Named Executives, as well as the amounts that are or could be payable to the current and former Named Executives upon termination of employment or a change of control of the Company, see the discussion below.
Terms of LePore Employment Agreement*
Mr. LePore, who has been a director of the Company since May 18, 2006, was appointed as the Company’s President and Chief Executive Officer on September 26, 2006. In connection with his appointment, the Company entered into a one year employment agreement with him (the “LePore Agreement”) on November 10, 2006. Mr. LePore’s compensation consists of an annual base salary of $620,400, plus a discretionary bonus as determined by the Board. In connection with his employment, Mr. LePore is entitled to participate in the Company’s long-term incentive plans commensurate with his title and position, including the stock option, restricted stock and similar equity plans of the Company. In connection with his appointment, Mr. LePore was granted 35,000 shares of restricted stock of the Company and options to purchase 120,000 shares of Common Stock of the Company. Mr. LePore’s restricted stock and stock options will vest 25% per year over the course of four years, provided that Mr. LePore and the Company enter into another employment agreement after the one year employment term has expired. If Mr. LePore remains employed for his entire employment term but does not enter into a new employment agreement with the Company, then all of his restricted stock would vest on the day immediately following the expiration of his employment term and all stock options will be cancelled. In the event that Mr. LePore does not complete his employment term for any reason, then all restricted stock and options granted to Mr. LePore will be cancelled. Additionally, the Company will pay the premiums for a term life insurance policy for Mr. LePore with death benefits in the amount of $3,000,000 throughout his employment term for the benefit of Mr. LePore’s estate.
Terms of Martino Employment Agreement*
Mr. Martino entered into an employment agreement (the “Martino Agreement”) with the Company dated as of February 10, 2006, to serve as Executive Vice President and Chief Financial Officer of the Company, effective March 16, 2006. Pursuant to the Martino Agreement, Mr. Martino is employed for an initial three-year term, with automatic renewals for successive one-year terms thereafter (unless a notice of non-renewal of any subsequent employment period is provided in advance by the Company or Mr. Martino), for which he was paid an annual base salary of $337,000 in 2006, subject to review and increase by the Board, in its discretion, and in any event, to be increased each October 1 in a percentage amount commensurate with the increase, if any, of the Consumer Price Index for New York City. Additionally, Mr. Martino was paid a $115,000 signing bonus and will be entitled to an annual bonus as determined by the Board, in its discretion, and was paid a guaranteed bonus for 2006 in an amount equal to at least 50% of his base salary. In connection with his appointments, Mr. Martino has been granted 15,000 shares of restricted Common Stock of the Company and options to purchase 50,000 shares of the Common Stock of the Company (the “Sign-On Equity Award”).
Terms of Haughey Employment Agreement
The Company entered into an employment agreement with Mr. Haughey (the “Haughey Agreement”), dated as of September 15, 2005, that replaced Mr. Haughey’s previous employment agreement, dated November 2003. Pursuant to the Haughey Agreement, Mr. Haughey continues to hold the positions of Vice President, General Counsel and Secretary of the Company for an initial three-year term, with automatic renewals for successive one-year terms thereafter (unless a notice of non-renewal of any subsequent employment period is provided in advance by the Company or Mr. Haughey). Mr. Haughey

*	This discussion relates to the executive’s employment agreement in effect on December 31, 2006. The executive entered into a new employment agreement in August 2007.

received an annual base salary of $330,000 in 2006, subject to review and increase by the Board, in its discretion. Mr. Haughey is eligible to participate in the Company’s executive benefits commensurate with his titles and positions. In addition, while Mr. Haughey is employed by the Company, the Company is obligated to pay the premiums on a $1,000,000 term life insurance policy for the benefit of Mr. Haughey’s estate. Mr. Haughey is eligible for annual bonuses based on performance criteria to be determined by the Board, including his performance and the performance and financial condition of the Company.
Terms of MacPhee Employment Agreement
On January 6, 2006, the Company entered into a five year employment agreement (the “MacPhee Agreement”) with Mr. MacPhee, the President, Branded Products Division of Par Pharmaceutical, pursuant to which he received an annual base salary of $338,000 in 2006, subject to review and increase by the Board, in its discretion, and in any event, to be increased each October 1 in a percentage amount commensurate with the increase, if any, of the Consumer Price Index for New York City. Additionally, Mr. MacPhee is entitled to an annual bonus, determined by the Board in its discretion, and is entitled to participate in the Company’s long-term incentive plans commensurate with his title and position.
Terms of Tarriff Employment Agreement
The Company had a three year employment agreement with Mr. Tarriff, the Company’s former President and Chief Executive Officer, dated as of February 9, 2004. Pursuant to his employment agreement, Mr. Tarriff was paid an annual base salary of $620,400, subject to review and increase by the Board, in its discretion, and annual adjustments to reflect increases in the Consumer Price Index, and was eligible for annual bonuses, equity grants, and to participate in the Company’s benefit plans. Mr. Tarriff’s employment agreement also contained severance provisions in the event his employment with the Company was terminated under certain circumstances.
Terms of O’Connor Employment Agreement
The Company had entered into a three year employment agreement with Mr. O’Connor, the Company’s former Chief Financial Officer, under which he received a base salary of $322,608, subject to increases at the discretion of the Board. Pursuant to his employment agreement, Mr. O’Connor was entitled to an annual bonus to be determined by the Board in its discretion, and was eligible to participate in stock option and similar equity plans of the Company. Additionally, he had the option to participate in the Company’s medical plans and benefit programs, and he was entitled to severance upon termination of his employment in the amount of any unpaid but earned base salary, or 1.5 or 2 times his base salary, depending on the circumstances of his termination.
Terms of Auerbach Employment Agreement
The Company had a three year employment agreement with Mr. Auerbach, the Company’s former Executive Chairman of the Board, dated as of September 16, 2003. Pursuant to his employment agreement, Mr. Auerbach was paid an annual base salary of $310,200, subject to review and increase by the Board, in its discretion, and annual adjustments to reflect increases in the Consumer Price Index, and was eligible for annual bonuses, equity grants, and to participate in the Company’s benefit plans. Mr. Auerbach’s employment agreement also contained severance provisions in the event his employment with the Company was terminated under certain circumstances.
Terms of Hariharan Employment Agreement
The Company had a three year employment agreement with Dr. Hariharan, the Company’s former Executive Vice President and Chief Scientific Officer, dated as of May 28, 2004. Pursuant to his employment agreement, Dr. Hariharan was paid an annual base salary of $421,000, subject to review and increase by the Board, in its discretion, and was eligible for annual bonuses and to participate in the Company’s long-term incentive plan and other similar equity plans commensurate with his position and title. Additionally, the agreement provided for the Company to pay the premiums for a term life insurance policy for Dr. Hariharan with death benefits in the amount of $1,000,000 throughout his employment term for the benefit of his estate. Dr. Hariharan’s employment agreement also contained severance provisions in the event his employment with the Company was terminated under certain circumstances.
Potential Payments Upon Termination or Change of Control
The following sets forth the payments and benefits that would be payable to each of the Named Executives upon the termination of their employment or a change of control, assuming for such purpose that the Named Executives’ employment terminated on December 31, 2006 (except in the case of Named Executives who are no longer employed with the Company, in which case the following sets forth the payments and benefits to which they actually became entitled in connection with the termination of their employment).

Named Executives Who Are Still Employed with the Company
Mr. LePore*
Should Mr. LePore’s employment terminate prior to expiration of the LePore Agreement, Mr. LePore will receive severance in the amount of any unpaid but earned base salary. In the event that Mr. LePore’s employment is terminated by the Company without cause or by Mr. LePore upon the Company’s material breach (as such terms are defined in the LePore Agreement), the Company will pay to Mr. LePore his base salary for the remainder of the term, but he will not receive any additional compensation or benefits. However, these salary payments will cease if Mr. LePore provides any services to a competitor of the Company. Upon completion of his employment term, if the LePore Agreement is not renewed, then all of Mr. LePore’s restricted stock will vest and all of his stock options will be cancelled. However, should Mr. LePore’s employment terminate prior to its expiration, then all of his restricted stock and options previously granted will be cancelled. Pursuant to the LePore Agreement, Mr. LePore has agreed for one year following his termination not to solicit business or employees away from the Company and not to provide any services that may compete with the business of the Company. The non-compete restriction, however, will not apply if his employment term is terminated either by the Company without cause or upon the Company’s material breach.
Mr. Martino*
In the event that Mr. Martino’s employment is terminated (a) by the Company without cause or upon non-renewal of the Martino Agreement or death or disability, or (b) by Mr. Martino upon material breach by the Company of the Martino Agreement, then Mr. Martino will be entitled to a payment of two times his base salary in effect at the applicable time plus (if Mr. Martino’s non-renewal is not the result of his performance) an amount equal to his last cash bonus. Should his employment be terminated (i) by the Company for cause (as such term is defined in the Martino Agreement), or (ii) by Mr. Martino without cause or upon non-renewal of the Martino Agreement by Mr. Martino, then Mr. Martino will receive severance in the amount of any unpaid but earned base salary. If Mr. Martino’s employment is terminated other than for cause within 12 months following a change of control (as such term is defined in the Martino Agreement) then Mr. Martino will have 24 months from the date of such termination to exercise any vested equity awards, so long as the applicable plan underlying the awards is still in effect and the awards shall have not expired at the time of the exercise. If Mr. Martino’s employment is not renewed after its initial term, the Sign-On Equity Award shall immediately vest and Mr. Martino shall have 24 months from the date of such termination to exercise any equity awards granted pursuant to it. Pursuant to the Martino Agreement, Mr. Martino has agreed for one year following his termination not to solicit business or employees away from the Company and not to provide any services that may compete with the business of the Company. The non-compete restriction, however, will not apply if his employment term is terminated either by the Company without cause or upon the Company’s material breach.
Mr. Haughey
In the event that Mr. Haughey’s employment is (a) terminated by the Company without cause (as such term is defined in the Haughey Agreement) or by death or disability, or by Mr. Haughey upon a material breach (as such term is defined in the Haughey Agreement) of the Haughey Agreement by the Company or (b) not renewed by the Company, Mr. Haughey is entitled to receive a severance payment equal to two times his annual base salary in effect at the applicable time plus (if, in respect of clause (b) above, Mr. Haughey’s non-renewal is not the result of his performance) an amount equal to his last cash bonus. Should Mr. Haughey terminate his employment without cause or choose not to renew, then he is entitled to receive a severance payment equal to any earned and unpaid base salary. If Mr. Haughey’s employment is terminated other than for cause within 12 months following a change of control (as such term is defined in the Haughey Agreement), then Mr. Haughey will have 24 months from the date of such termination to exercise any vested equity awards, so long as the applicable plan underlying the awards is still in effect and the awards shall have not expired at the time of the exercise. Additionally, if Mr. Haughey’s employment is terminated by the Company without cause, as such term is defined in the Haughey Agreement) or by Mr. Haughey upon a material breach of the Haughey Agreement by the Company, then all equity awards previously granted to Mr. Haughey will vest, and he will have 24 months to exercise any equity awards granted.
Mr. MacPhee
In the event that Mr. MacPhee’s employment is (a) terminated by the Company without cause (as such term is defined in the MacPhee Agreement) or by Mr. MacPhee upon a material breach of the MacPhee Agreement by the Company or (b) not renewed by the Company, Mr. MacPhee is entitled to a severance payment equal to twice his annual base salary plus, in certain circumstances, an amount equal to his last cash bonus. Should Mr. MacPhee terminate his employment without cause or choose

*	This discussion relates to the executive’s employment agreement in effect on December 31, 2006. The executive entered into a new employment agreement in August 2007.

not to renew, then he is entitled to receive a severance payment equal to any earned and unpaid base salary. If Mr. MacPhee’s employment is terminated other than for cause within 12 months following a change of control of the Company, then Mr. MacPhee will have 24 months from the date of such termination to exercise any vested equity awards. Additionally, if Mr. MacPhee’s employment is terminated by the Company without cause (as such term is defined in the MacPhee Agreement) or by Mr. MacPhee upon a material breach of the MacPhee Agreement by the Company, then all equity awards previously granted to Mr. MacPhee will vest and he will have 24 months to exercise any equity awards granted. Pursuant to the MacPhee Agreement, Mr. MacPhee has agreed for one year following his termination not to solicit business or employees away from the Company and not to provide any services that may compete with the business of the Company. The non-compete restriction, however, will not apply if his employment term is terminated either by the Company without cause or upon the Company’s material breach.
Estimated Value of Benefits to Be Received Upon Involuntary Separation Not Related to a Change of Control or Upon Qualifying Termination Following a Change of Control
The following table shows the estimated value of payments and other benefits to be received by the Named Executives who were current executive officers as of December 31, 2006 under the terms of their respective employment agreements or arrangements, assuming the employment of such officers terminates under one of the following circumstances as of December 31, 2006.

Potential Payments Upon Involuntary Separation

			By the								Upon
			Executive		By the					By the	Termination
	By the		upon		Company				By the	Executive	other than for
	Company		Company’s		upon Non-			By the	Executive	upon Non-	Cause after
Compensation	without		Material		renewal of	Death or		Company	without	renewal of	Change of
Program	Cause		Breach		Agreement	Disability		for Cause	Cause	Agreement	Control
A. Cash Severance
Mr. LePore	$465,300	[1]	$$465,300	[1]	$0	$0		$0	$0	$0		[6]
Mr. Martino	$874,000	[2,3]	$874,000	[2]	$874,000 [2,3]	$874,000	[2,4]	$0	$0	$0		[6]
Mr. Haughey	$810,000	[2,3]	$810,000	[2]	$810,000 [2,3]	$810,000	[2,4]	$0	$0	$0		[6]
Mr. MacPhee	$761,000	[5,3]	$761,000	[5]	$761,000 [5,3]	$761,000	[5,4]	$0	$0	$0		[6]
Mr. DiMaio[12]	$0		$0		$0	$0		$0	$0	$0	$0

B. Equity Value[11]
Mr. LePore	$0	[7]	$0	[7]	$838,875 [8]	$0		$0	$0	$838,875 [8]	$1,216,525	[10]
Mr. Martino	$$939,540	[9]	$939,540	[9]	$0	$0		$0	$0	$0	$939,540	[10]
Mr. Haughey	$1,510,629	[9]	$1,510,629	[9]	$0	$0		$0	$0	$0	$1,510,629	[10]
Mr. MacPhee	$1,053,694	[9]	$1,053,694	[9]	$0	$0		$0	$0	$0	$1,053,694	[10]
Mr. DiMaio[12]	$0		$0		$0	$0		$0	$0	$0	$677,744	[10]

C. Medical and Welfare Plans
Mr. LePore	$0		$0		$0	$0		$0	$0	$0	$0
Mr. Martino	$17,271		$17,271		$17,271	$17,271		$0	$0	$0	$0
Mr. Haughey	$17,046		$17,046		$17,046	$17,046		$0	$0	$0	$0
Mr. MacPhee	$16,176		$16,176		$16,176	$16,176		$0	$0	$0	$0
Mr. DiMaio[12]	$0		$0		$0	$0		$0	$0	$0	$0

D. Perquisites
Mr. LePore	$0		$0		$0	$0		$0	$0	$0	$0
Mr. Martino	$0		$0		$0	$0		$0	$0	$0	$0
Mr. Haughey	$0		$0		$0	$0		$0	$0	$0	$0
Mr. MacPhee	$0		$0		$0	$0		$0	$0	$0	$0
Mr. DiMaio[12]	$0		$0		$0	$0		$0	$0	$0	$0
Notes:

[1]	Upon termination, the Company shall pay to executive, in a single lump sum, an amount equal to his base salary for remainder of the term, only if executive does not provide services to a competitor.

[2]	Upon termination, the Company shall pay to executive two times base salary plus an amount equal to his last cash bonus. Payments shall be made in 24 equal monthly installments from the executive’s termination date in accordance with the Company’s regular payroll practices.

[3]	Executive shall not receive an amount equal to his last cash bonus if termination is a result of executive’s performance.

[4]	The Company shall deduct any life insurance and/or disability insurance received by executive from the amount payable to executive upon termination.

[5]	Upon termination, the Company shall pay to executive two times base salary plus an amount equal to his last cash bonus. Payments shall be made in 24 equal monthly installments from the executive’s termination date in accordance with the Company’s regular payroll practices, or upon the agreement of the Company and executive, in a lump sum within 30 days of executive’s termination date.

[6]	If a named executive officer is terminated after a change of control, the severance amounts are the same as before the change of control and are determined based on the trigger event for termination.

[7]	Pursuant to Mr. LePore’s employment agreement, all restricted stock and options previously granted shall be cancelled.

[8]	Upon completion of employment term and non-renewal, all restricted stock will vest and all stock options will be cancelled.

[9]	Upon termination, provided the reason for such termination is not related to Executive’s performance, all unvested equity awards previously granted to Executive shall vest, and Executive shall have 24 months from the date of termination to exercise such options.

[10]	Upon a change of control, all unvested equity awards are immediately vested and accelerated in full. Additionally, under each Named Executive’s respective employment agreement (if any), if a Named Executive is terminated within 12 months of a change of control, other than for cause, and if the termination is not a result of executive’s performance, then the options’ exercise period is extended to 24 months from the date of termination.

[11]	Assumes the triggering event took place on the last day of the fiscal year, December 31, 2006, and the price per share is the closing market price as of that date.

[12]	Mr. DiMaio did not enter into an employment agreement with the Company.

Named Executives Who Are No Longer Employed with the Company
Mr. Tarriff
In connection with the termination of Mr. Tarriff’s employment with the Company, he entered into a separation and release agreement with the Company on January 4, 2007. The Company agreed to pay Mr. Tarriff $1,284,228 in six equal installments beginning in the seventh month after October 31, 2006, his separation date. Additionally, the Company agreed to maintain in effect for Mr. Tarriff coverage under the Company’s welfare benefit plans for two years following his separation date. Consistent with the terms of his employment agreement with the Company, options to purchase shares of the Company’s Common Stock granted to Mr. Tarriff prior to September 16, 2003 will continue to vest and be exercisable in accordance with their terms. Shares of restricted stock granted to Mr. Tarriff and options to purchase Common Stock of the Company granted to Mr. Tarriff after September 16, 2003 vested as of January 4, 2007 and October 31, 2006, respectively, and Mr. Tarriff will have 24 months in which to exercise those stock options. Additionally, Mr. Tarriff waived any claim that he may have had against the Company in connection with his employment relationship and acknowledged the obligations under his employment agreement that, for one year following his separation date, he will not solicit any business away from the Company, and for two years following his separation date, he will not interfere with the Company’s relationship with its employees, consultants or contractors. Consistent with his separation agreement, the value of Mr. Tarriff’s separation payments include $1,446,912 in cash, $32,602 in health and welfare benefits and $1,180,381 in equity awards, totaling $2,659,895.
Mr. O’Connor
Mr. O’Connor stepped down as Chief Financial Officer of the Company in March 2006. Pursuant to his separation agreement with the Company, effective September 29, 2006, the Company agreed to pay Mr. O’Connor $601,788 over a period of 18 months, with the first payment occurring in the seventh month after the separation date and continuing for seventeen months thereafter. The Company will maintain in effect for Mr. O’Connor coverage under the Company’s group life insurance and medical plans for two years from his separation date. All other benefits, except those in which Mr. O’Connor has vested rights, terminated as of his separation date. Certain options to purchase shares of Common Stock and certain shares of restricted stock of the Company previously granted to Mr. O’Connor were cancelled as of his separation date. However, Mr. O’Connor has 24 months from the date of his separation agreement in which to exercise previously vested stock options with the Company. Consistent with his separation agreement, the value of Mr. O’Connor’s separation payments include $604,741 in cash and $27,377 in health and welfare benefits, totaling $632,118.
Mr. Auerbach
Effective October 31, 2006, the Company entered into a separation agreement with Mr. Auerbach in connection with his resignation. The Company agreed to pay Mr. Auerbach $642,114 in six equal installments beginning in the seventh month after his separation date and continuing for five months thereafter. Additionally, the Company agreed, for 24 months following his separation date, to maintain in effect for Mr. Auerbach coverage under the Company’s medical plan, and to vest all of Mr. Auerbach’s options to purchase shares of the Company’s Common Stock. Mr. Auerbach will have 24 months from his separation date to exercise all his stock options. In addition, Mr. Auerbach waived any claim that he may have against the Company in connection with his employment relationship, and agreed that, for two years following his separation date, he will not solicit any business or employees away from the Company, and for one year following his separation date, he will not provide any services that may compete with the business of the Company. Consistent with his separation agreement, the value of Mr. Auerbach’s separation payments include $659,290 in cash, $21,435 in health and welfare benefits and $1,606,643 in equity awards, totaling $2,287,368.
Mr. Hariharan
Mr. Hariharan and the Company entered into a separation and release agreement with respect to the termination of his employment with the Company, effective November 22, 2006. The Company agreed to pay Mr. Hariharan $842,000 in twelve equal installments beginning in the seventh month after his separation date and continuing for eleven months thereafter. Additionally, the Company agreed to maintain in effect for Mr. Hariharan coverage under the Company’s life insurance and medical plans for two years following the separation date. Consistent with the terms of Mr. Hariharan’s employment agreement with the Company, a number of options to purchase shares of Common Stock of the Company and a number of the shares of restricted stock previously granted to Mr. Hariharan will continue to vest and be exercisable. In addition, Mr. Hariharan waived any claim that he may have had against the Company in connection with his employment relationship and agreed that, for one year following his separation date, he will not solicit any business or employees away from the Company or provide any services that may compete with the business of the Company. Consistent with his separation agreement, the value of

Mr. Hariharan’s separation payments include $842,000 in cash, $36,323 in health and welfare benefits and $642,551 in equity awards, totaling $1,520,874.
Mr. DiMaio
On June 1, 2007, in connection with Mr. DiMaio’s termination of employment with the Company, he and the Company entered into a separation agreement pursuant to which the Company paid Mr. DiMaio $169,000. Additionally, Mr. DiMaio received his anticipated and earned bonus for the 2006 calendar year, and the Company has agreed to maintain in effect for Mr. DiMaio coverage under the Company’s life insurance and medical plans for one year following his separation date, unless Mr. DiMaio becomes eligible for comparable benefits from another employer. For those stock options and shares of restricted stock previously granted to Mr. DiMaio that vested on his separation date, Mr. DiMaio had 90 days in which to exercise those options. However, any stock options that had not vested as of his separation date were cancelled. Consistent with his separation agreement, the value of Mr. DiMaio’s separation payments included $182,462 in cash, $11,853 in health and welfare benefits and $748,473 in equity awards, totaling $942,788.
Director Compensation
Directors who are employees of the Company (and/or any of its subsidiaries) receive no additional remuneration for serving as directors or members of committees of the Board. All directors are entitled to reimbursement for out-of-pocket expenses incurred by them in connection with their attendance at Board and committee meetings. In 2006, directors who were not employees of the Company (or any of its subsidiaries) received an annual retainer fee of $30,000 for their service on the Board.
In addition, in 2006, each director who served as a chairman of a committee (other than the Audit Committee) received an additional annual retainer fee of $7,500 for each chairmanship. The director who serves as the chairman of the Audit Committee received an additional annual retainer fee of $15,000. Except for members of the Audit Committee, each director who served as a member (excluding the chairman) of a committee received an additional annual retainer fee of $5,000 for each committee membership. Each director who served as a member (excluding the chairman) of the Audit Committee received an additional annual retainer fee of $10,000. Until his election as Chairman in September 2006, John D. Abernathy was designated as the Lead Director and received an additional annual retainer fee of $10,000. The Lead Director is designated as such by the independent directors to preside at all executive sessions of independent directors, with such directors to meet at least twice a year with no members of the Company’s management present. In August 2007, Joseph E. Smith was designated Lead Director.
Non-employee directors may elect to have up to 100% of their annual retainer fees and committee membership retainer fees treated as deferred stock units, which units are to be converted into shares of Common Stock and distributed to the directors within 180 days after their retirement from the Board. The deferred units are converted into shares of Common Stock at the fair market value of such stock as of the date of conversion.
In addition, in 2006, directors were entitled to receive $2,000 per day for each in-person Board meeting attended, $500 for each telephonic Board meeting attended, $1,500 per day for each in-person committee meeting attended and $500 for each telephonic committee meeting attended. However, the maximum fee that a director was entitled to receive for attendance at in-person Board and committee meetings in any one day was $2,000 and the maximum fee that a director was entitled to receive for attendance at telephonic Board and committee meetings in any one day was $1,000.
Under the Directors’ Plan, each non-employee director receives an annual grant of restricted stock units (covering a total of 2,500 shares of Common Stock) and options to purchase 5,000 shares of Common Stock on the earliest of: (a) the date on which the Company’s stockholders elect directors at an Annual Meeting of Stockholders or any adjournment thereof, (b) the date in January of each year on which the first meeting of the Compensation Committee occurs or (c) the last business day of January of such fiscal year.
In February 2007, the Compensation Committee retained Watson Wyatt Worldwide, Inc. to review the current compensation of its directors who are not employees of the Company. After review and evaluation of Watson Wyatt’s report, the Compensation Committee recommended to the Board, and the Board approved, eliminating Board and committee meeting fees in favor of an annual retainer for the Chairman of the Board of $120,000, increasing the annual retainer for non-employee directors to $50,000, and increasing the annual retainer for each committee chairmanship (excluding the Audit Committee) to $10,000. These changes became effective April 1, 2007. In addition, the Board approved and adopted, subject to stockholder approval, amendments to the Directors’ Plan pursuant to which annual equity compensation grants would be targeted to convey a certain level of economic value rather than a certain number of shares and options so that the amount of equity compensation provided to directors would be consistent from year to year. See Proposal Number 2 above.
The following table sets forth the total 2006 compensation of each of the Company’s directors who earned director compensation in 2006 and who is not also a Company employee:

	Fees Earned or
	Paid in Cash(2)(3)			Total
Name(1)	($)	Stock Awards(4)(5) ($)	Option Awards(6) ($)	($)
(a)	(b)	(c)	(d)	(e)
John D. Abernathy	88,250	46,832	100,323	$235,405
Peter S. Knight	0	96,176	100,323	$196,499
Ronald M. Nordmann	69,000	46,832	100,323	$216,155
L. William Seidman	59,500	46,832	100,323	$206,655
Joseph E. Smith	0	121,313	100,323	$221,636
Peter W. Williams	70,750	46,832	100,323	$217,905

(1)	Dr. Sharoky was not a member of the Board in fiscal year 2006. While Mr. LePore earned compensation as a director in 2006, he ceased earning director compensation when he became the Company’s President and Chief Executive Officer in September 2006. Mr. LePore’s total compensation for 2006, including his compensation as a director, is reported in the Summary Compensation Table that appears under the “Executive Compensation” section below.

(2)	Fees earned in cash by Messrs. Knight and Smith were deferred, at their election, into stock units and are reflected in the column entitled “Stock Awards.”

(3)	Includes cash retainer, meeting fees and committee chairman fees.

(4)	On January 9, 2006, each director who is not an employee received 2,500 restricted stock units, or RSUs, that are to be distributed only upon termination of the services of the director. The grant date fair value of each RSU was $33.62. Dollar values represent the expense recognized for financial statement purposes for the year ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”). As such, these amounts include amounts from awards granted in or prior to 2006. The assumptions made in calculating the dollar values of the expenses recognized and the grant date fair values are set forth in Note 2 to the Company’s financial statements for the year ended December 31, 2006, which is located on page F-12 of the Company’s Annual Report on Form 10-K for the year 2006.

(5)	On a quarterly basis during 2006, Messrs. Knight and Smith deferred compensation they earned in cash into stock units, or SUs, that are to be distributed only upon termination of the services of the director. Dollar values represent the expense recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123R. The grant date fair value of each RSU grant was $32.27 per share on January 3, 2006 for the first quarter, $28.17 per share on April 3, 2006 for the second quarter, $18.75 per share on July 3, 2006 for the third quarter, and $18.05 per share on October 2, 2006 for the last quarter of 2006. The assumptions made in calculating the dollar values of the expenses recognized and the grant date fair values are set forth in Note 2 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year 2006.

(6)	Dollar values represent the expense recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123R disregarding any estimates of forfeitures relating to service-based vesting conditions, and, therefore, include amounts from awards granted prior to 2006. The grant date fair value of the 2006 option grant was $20.19 per share on January 9, 2006. The assumptions made in calculating the dollar values of the expenses recognized and the grant date fair values are set forth in Note 2 to the Company’s Annual Report on Form 10-K for the year 2006.
Compensation Committee Interlocks and Insider Participation
None of the Compensation Committee members is, or was ever, an officer or employee of the Company or any of its subsidiaries, nor did any of the Compensation Committee members have any relationship requiring disclosure by the Company under any subsection of Item 404 of Regulation S-K promulgated by the SEC. During the last fiscal year, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on the Board.
Compensation Committee Report
The Compensation Committee, comprised of independent directors, reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the proxy statement.
COMPENSATION COMMITTEE:
Peter S. Knight (Chairman)
Ronald M. Nordmann
Joseph E. Smith
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The following table sets forth, as of August 15, 2007, certain information regarding the persons that are known by the Company to own beneficially more than 5% of the Common Stock (based solely upon filings made by such persons with the SEC on Schedule 13G (and any amendment(s) thereto) pursuant to Section 13(d) or (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, where any such filing is believed by the Company to be outdated, upon filings made by such persons as of August 15, 2007, on Schedule 13F pursuant to Section 13(f) of the Exchange Act. Pursuant to rules promulgated under the Exchange Act, a person is deemed to be a beneficial owner of an equity security if such person has or shares the power to vote or to direct the voting of such security and/or to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In general, a person is deemed to be a beneficial owner of any equity security that such person has the right to acquire within 60 days of a determination date.

	Number of Shares Beneficially
Name of Beneficial Owner	Owned (1)	Percent of Common Stock
Steven A. Cohen(2)	3,590,800	9.9%
S.A.C. Capital Advisors, LLC
S.A.C. Capital Management, LLC
S.A.C Capital Associates, LLC
CR Intrinsic Investors, LLC
Sigma Capital Management, LLC

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	According to, and as further explained by, a Schedule 13G, as last amended and filed with the SEC on February 1, 2007: The business address of Steven A. Cohen, S.A.C. Capital Advisors, LLC and CR Intrinsic Investors, LLC is 72 Cummings Point Road, Stamford, CT 06902; the business address of S.A.C. Capital Management, LLC and Sigma Capital Management, LLC is 540 Madison Avenue, New York, NY 10022; and the business address of S.A.C. Capital Associates, LLC is P.O. Box 58, Victoria House, the Valley, Anguilla, BWI. Pursuant to an investment management agreement, S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC share all investment and voting power with respect to the securities held by S.A.C. Capital Associates, LLC. Pursuant to an investment management agreement, CR Intrinsic Investors, LLC maintains investment and voting power with respect to the securities held by CR Intrinsic Investments, LLC. Pursuant to an investment management agreement, Sigma Capital Management, LLC maintains investment and voting power with respect to the securities held by Sigma Capital Associates, LLC. Mr. Cohen controls each of S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, CR Intrinsic Investors, LLC and Sigma Capital Management, LLC. CR Intrinsic Investments, LLC is a wholly owned subsidiary of S.A.C. Capital Associates, LLC. By reason of the provisions of Rule 13d-3 of the Exchange Act, (i) each of S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC and S.A.C. Capital Associates, LLC may be deemed to own beneficially 2,120,000 shares of Common Stock (constituting approximately 5.9% of the shares outstanding), (ii) CR Intrinsic Investors, LLC may be deemed to own beneficially 1,030,800 shares (constituting approximately 2.9% of the shares outstanding), (iii) Sigma Capital Management, LLC may be deemed to own beneficially 440,000 shares (constituting approximately 1.2% of the shares outstanding) and (iv) Mr. Cohen may be deemed to own beneficially 3,590,800 shares (constituting approximately 9.9% of the shares outstanding). Such shares of Common Stock includes call options held by S.A.C. Capital Associates, LLC on 100,000 shares, call options held by CR Intrinsic Investments, LLC on 368,300 shares and call options held by Sigma Capital Associates, LLC on 100,000 shares.
Security Ownership of Directors and Management
The following table sets forth, as of August 15, 2007, the beneficial ownership of the Common Stock by: (i) each current director, including the two nominees named herein, of the Company, (ii) each of the Named Executives, as defined in the “Executive Compensation” section of the Proxy Statement, and (iii) all current directors and current executive officers of the Company as a group (based in respect of each of clauses (i), (ii) and (iii) solely upon information furnished to the Company by such persons). Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Percentages are based on 35,476,199 shares of Common Stock outstanding as of August 15, 2007.

Name of					Deferred/
Beneficial			Exercisable	Restricted	Restricted		Percentage of
Owner	Shares Owned		Stock Options	Stock(1)	Stock Units	Total	Class
Scott L. Tarriff(2)	97,561	(3)	592,330	0	0	689,891	1.9%
Mark Auerbach(2)	38,362		243,816	0	0	282,178	*
Nicholas DiMaio(2)	24,061		150,272	0	0	174,333	*

Name of				Deferred/
Beneficial		Exercisable	Restricted	Restricted		Percentage of
Owner	Shares Owned	Stock Options	Stock(1)	Stock Units	Total	Class
Dennis J. O’Connor(2)	7,275	161,750	0	0	169,025	*
Thomas J. Haughey(5)	16,291	51,215	75,817	0	143,323	*
Patrick G. LePore(4)(5)	0	5,000	137,600	625	143,225	*
John A. MacPhee (5)	8,407	34,579	40,921	0	83,907	*
Peter S. Knight(4)	1,000	55,000	0	8,318	64,318	*
John D. Abernathy(4)	6,500	54,500	0	1,875	62,875	*
Gerard A. Martino (5)	3,750	12,500	45,050	0	61,300	*
Ronald M. Nordmann(4)	2,000	55,000	0	1,875	58,875	*
Joseph E. Smith(4)	20,000	15,000	0	9,813	44,813	*
Shankar Hariharan(2)	0	25,000	18,750	0	43,750	*
L. William Seidman(4)	1,000	20,000	0	1,875	22,875	*
Dr. Melvin A. Sharoky(4)	0	0	0	738	738	*
All current directors and current executive officers as a group (6)	70,722	378,272	365,484	41,319	855,797	2.4%

*	Less than 1%

(1)	Holders of restricted shares of Common Stock granted under the Company’s 2004 Plan have current voting rights, even though such shares may not vest on or before October 14, 2007.

(2)	A “Named Executive,” as defined in the “Executive Compensation” section of the Proxy Statement. This individual is no longer employed by the Company.

(3)	Includes 1,500 shares held by Mr. Tarriff’s spouse.

(4)	A current director of the Company.

(5)	A “Named Executive,” as defined in the “Executive Compensation” section of the Proxy Statement. This individual is currently employed by the Company.

(6)	Includes Messrs. Haughey, LePore, MacPhee, Knight, Abernathy, Martino, Nordmann, Smith, Seidman and Sharoky, Paul V. Campanelli and Veronica A. Lubatkin.
For the purposes of the above table, the business address of each director of the Company and each Named Executive is c/o Par Pharmaceutical Companies, Inc., 300 Tice Boulevard, Woodcliff Lake, NJ 07677.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2006, information regarding the shares of Common Stock authorized for grant under the equity compensation plans of the Company.

	Number of shares of
	Common Stock issuable	Weighted average
	upon exercise of	exercise price of	Number of shares of
	outstanding options,	outstanding options,	Common Stock
	warrants and other	warrants and other	remaining available for
Plan	rights (#)	rights ($)	future grant (#)
(a)	(b)	(c)	(d)
Equity compensation plans approved by the Company’s stockholders:

2004 Performance Equity Plan (as amended)	2,312,000	$32.48	4,831,000
2001 Performance Equity Plan (1)	2,639,000	$41.31	481,000
1997 Directors’ Stock and Deferred Fee Plan	295,000	$37.84	14,000
1990 Stock Incentive Plan	1,000	$4.13	—

Equity compensation plan not approved by the Company’s stockholders:

2000 Performance Equity Plan (2)	223,000	$7.06	100,000

Total : (3)	5,470,000	$36.00	5,426,000	(2)

(1)	The 2004 Plan, which became effective upon stockholder approval at the Company’s 2004 Annual Meeting of Stockholders, replaced the Company’s 2001 Performance Equity Plan (the “2001 Plan”). On December 5, 2005, the Company filed Post-Effective Amendment No. 1 to its Registration Statement on Form S-8 (File No. 333-106681) and to its Registration Statement on Form S-8 (File No. 333-38456) (together, the “2001 Plan Registration Statements”) for the purpose of disclosing that it had (i) replaced the 2001 Plan with the 2004 Plan and (ii) filed a new Registration Statement on Form S-8 (also on December 5, 2005) for the 2004 Plan (the “2004 Plan Registration Statement”). The 2004 Plan Registration Statement registered 5,159,972 shares of Common Stock. The Company carried forward to the 2004 Plan Registration Statement (and such Registration Statement is deemed to register and apply to) an additional 4,090,480 shares of Common Stock previously registered under the 2001 Plan Registration Statements, but not issued or otherwise allocated to outstanding awards under the 2001 Plan (the “Unallocated Shares”). As a result of this transfer, the Unallocated Shares were not available for offer and sale under the 2001 Plan after the effective date of such Post-Effective Amendment.

(2)	In 2000, the Board adopted the 2000 Plan, which was subsequently amended in order to make it a non-qualified, broad-based plan that was not subject to stockholder approval. The 2000 Plan provides for the grant of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective on March 23,

2000 and will continue until March 22, 2010 unless earlier terminated. The Company initially reserved 1,025,000 shares of Common Stock for grant under the 2000 Plan. Vesting and other terms of the stock options are determined in each case by the Compensation Committee. The maximum term of a stock option under the 2000 Plan is ten years. The maximum term is five years if an incentive stock option is granted to a holder of more than 10% of the combined voting power of the capital stock of the Company.

(3)	Included in the total number of securities remaining available for future grant were 3,678,000 shares of Common Stock subject to future stock option grants and 1,748,000 shares of Common Stock subject to future grants of restricted stock and restricted stock units.
ITEM 13. Certain Relationships and Related Transactions
In April 1999, the Company entered into an agreement with FineTech Laboratories, Ltd. (“FineTech”) (the predecessor of FineTech which subsequently became a wholly owned subsidiary of the Company) for the right to use a process for the pharmaceutical bulk active latanoprost. Pursuant to this agreement, the Company paid FineTech an aggregate of approximately $2,000,000 in fiscal years 2000 and 2001 for a completed process, along with its technology transfer package and patent. The Company subsequently purchased all of the outstanding capital stock of FineTech and, pursuant to the aforementioned agreement, the Company was obligated to pay royalties on gross profits from sales of all products developed under this agreement to the President of FineTech, Dr. Arie Gutman, who is a former director and officer of the Company. In addition, Dr. Gutman was entitled to royalties on the gross profits generated from any sales of several other products pursuant to agreements made by the Company with FineTech prior to its acquisition by the Company. In fiscal year 2005, Dr. Gutman earned an aggregate of $362,286 in such royalties from the Company, of which $241,932 was paid in 2005 and $120,894 in 2006.
The Company entered into a Share Transfer Agreement, dated as of January 20, 2006 and effective as of December 31, 2005, with Dr. Gutman, pursuant to which the Company transferred to Dr. Gutman, for nominal consideration, all of the issued and outstanding shares of capital stock of FineTech. Dr. Gutman resigned from the Board as of January 19, 2006. Also, the Company permitted acceleration of the vesting of a total of 138,771 unvested stock options and 5,655 shares of restricted stock of the Company held by certain employees of FineTech, including Dr. Gutman, for whom acceleration was permitted with respect to 94,271 unvested stock options and 5,655 shares of restricted stock.
The Company acquired a leasehold interest and bargain purchase option as part of its acquisition in 2004 of Kali Laboratories, Inc. (“Kali”), now a subsidiary of the Company. Kali leases, with a purchase option, a 45,000-square foot manufacturing facility located in Somerset, New Jersey, for $8,333 per month. The building is subject to a triple net lease between VGS Holdings, Inc. (“VGS”) and Kali that was set to terminate on June 9, 2006. In January 2007, the Company and VGS entered into an agreement pursuant to which the Company agreed to waive the purchase option in consideration for staying on the premises at $0 base rent until October 1, 2007 and a payment of $1,450,050 from the landlord for equipment, furniture, fixtures and improvements made to the premises.
VGS is owned by former stockholders of Kali, one of whom is a former executive officer of the Company. Also in connection with the Kali acquisition, former Kali stockholders are entitled to receive payments from the Company of up to $10,000,000 if certain product-related performance criteria are met during the four-year period after the closing of the acquisition in 2004. The former Kali stockholders earned and received $5,000,000 of these contingent payments by December 31, 2005, and earned the remaining $5,000,000 of these contingent payments in 2006.
Review and Approval or Ratification of Transactions with Related Persons
The Company currently does not have any formal policies or procedures for the review, approval and/or ratification of transactions with related persons, such as are disclosed immediately above. Instead, related party transactions are reviewed on an ad hoc basis as they arise. Related party transactions are identified by the directors themselves and may be identified by management pursuant to a director notification policy that the Company implemented in November 2006. Pursuant to this policy, the Company maintains a list of companies and other organizations with which each director has a relationship and a list of the Company’s significant customers, suppliers and service providers, and directors are required to inform the Secretary of the Company prior to accepting a new position, such as a position as a corporate director or officer of a business, a director of a charitable or non-profit organization, or a position affiliated with a law firm or audit firm that provides services to the Company or a significant supplier, customer, service provider or competitor of the Company. This will permit the Company to review the lines of business of the other company, or to monitor the level of contributions to charitable organizations, to assure that no conflict exists between the companies and to evaluate the Company’s business relationship, if any, with the other company. This notification policy was implemented by the Board in order to evaluate whether a position that a director proposes to take may affect his or her independence. Such notifications will also alert the Company about related party transactions so that the Audit Committee may review them, as appropriate.
ITEM 14. Principal Accountant Fees and Services.
The fees payable for services provided by Deloitte & Touche to the Company in fiscal years 2006 and 2005 were separately approved by the Audit Committee in accordance with the Sarbanes-Oxley Act of 2002 and were as follows:

	2006	2005
Audit Fees	$1,984,620	$877,400
Audit-Related Fees	—	—
Tax Fees	$26,640	$95,120
All Other Fees	—	—

Total Fees	$2,011,260	$972,520
Audit Fees. Represents fees for professional services rendered by Deloitte & Touche with respect to the audit of the Company’s annual consolidated financial statements and reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, services associated with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, services associated with the process of restating certain of its financial information included in the Company’s originally-filed Annual Report on Form 10-K for the year ended December 31, 2005, and in the Company’s originally-filed Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and assistance provided in reviewing documents filed by the Company with the Securities and Exchange Commission (the “SEC”).
Tax Fees. Represents fees for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.
The Audit Committee has adopted a written policy that requires the advance approval of all audit, audit-related, tax and other tax services performed by the Company’s independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless a specific service has been previously pre-approved with respect to a given year, the Audit Committee must approve such service before the independent auditors may be engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to approve permitted services so long as the Chairman reports any such decisions to the Audit Committee at its next regularly scheduled meeting.
The Audit Committee approved, in advance, all audit and tax services provided for a fee by Deloitte & Touche in fiscal years 2006 and 2005. The Audit Committee will continue to pre-approve all audit and non-audit services provided to the Company by the Company’s auditors in compliance with the Sarbanes-Oxley Act. The Audit Committee has considered whether the provision of non-audit services by Deloitte & Touche was compatible with maintaining its independence and determined that the nature and substance of the non-audit services did not impair the status of Deloitte & Touche as the Company’s independent auditors.

PART IV
ITEM 15. (a) (1) FINANCIAL STATEMENTS
ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES
     All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.
ITEM 15. (a) (3) EXHIBITS
3.1	Agreement and Plan of Merger, dated as of May 12, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, dated May 9, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.3	By-Laws of the Company, as last amended on June 18, 2003 — previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

4.1	Rights Agreement, dated as of October 27, 2004, by and between the Company and American Stock Transfer & Trust Company — previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.1	1989 Employee Stock Purchase Program of the Company – previously filed as an exhibit to the Company’s proxy statement, dated August 16, 1990, and incorporated herein by reference. ***

10.2	1990 Stock Incentive Plan of the Company, as amended – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference. ***

10.3	Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference. ***

10.4	2000 Performance Equity Plan – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference. ***

10.5	2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference. ***

10.6	Form of Retirement Plan of Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference. ***

10.6.1	First Amendment to Par Pharmaceutical, Inc.’s Retirement Plan, dated October 26, 1984 – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the 1990 fiscal year and incorporated herein by reference. ***

10.7	Form of Retirement Savings Plan of Par Pharmaceutical, Inc – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.7.1	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated July 26, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.7.2	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated November 1, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.7.3	Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated September 30, 1985 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.8	Par Pharmaceutical, Inc. Pension Plan, effective October 1, 1984 – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1991 and incorporated herein by reference. ***

10.9.1	Employment Agreement, dated as of June 29, 2007, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin.***

10.9.2	Employment Agreement, dated as of August 9, 2007, by and between Par Pharmaceutical, Inc. and the Company and Patrick LePore. ***

10.9.3	Employment Agreement, dated as of March 27, 2007, by and between Par Pharmaceutical, Inc. and Paul Campanelli.***

10.9.4	Employment Agreement, dated as of June 20, 2007, by and between Par Pharmaceutical, Inc. and Gerard Martino.***

10.9.5	Employment Agreement, dated as of January 6, 2006, by and between the Company and John MacPhee – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 12, 2006, and incorporated herein by reference.***

10.9.6	Employment Agreement, dated as of September 15, 2005, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 21, 2005, and incorporated herein by reference. ***

10.9.7	Employment Agreement, dated as of May 28, 2004, by and between Par Pharmaceutical, Inc. and Shankar Hariharan – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 and incorporated herein by reference. ***

10.9.8	Employment Agreement, dated as of February 9, 2004, by and between the Company and Scott L. Tarriff – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference. ***

10.9.9	Employment Agreement, dated as of February 6, 2003, by and between the Company and Dennis J. O’Connor — previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. ***

10.9.9.1	First Amendment to Employment Agreement, dated as of February 20, 2004, by and between the Company and Dennis J. O’Connor – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference. ***

10.9.10	Employment Agreement, dated as of December 18, 2002, by and between the Company and Dr. Arie Gutman — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference. ***

10.9.11	Separation and Release Agreement by and between Par Pharmaceutical, Inc. and the Company and Scott Tarriff.*/***

10.9.12	Separation Agreement, dated as of November 10, 2006, by and between the Company and Michael Graves — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.13	Separation Agreement, dated as of November 2, 2006, by and between the Company and Shankar Hariharan — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference. ***

10.9.14	Separation Agreement, dated as of October 30, 2006, by and between Par Pharmaceutical, Inc. and the Company and Mark Auerbach — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.15	Separation and Release Agreement by and between the Company and Dennis O’Connor.***

10.9.16	Terms of Separation from Employment, Consulting, and Post-Employment Obligations, dated as of June 18, 2003, between the Company and Kenneth I. Sawyer — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference. ***

10.10	Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.10.1	Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.10.2	Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.11	Agreement of Lease, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.12	Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.13	Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.14	Services Agreement, dated June 26, 1998, between the Company and Merck KGaA – previously filed as an exhibit to Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.15	Services Agreement, dated June 26, 1998, between the Company and Genpharm, Inc – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

10.16	Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.17	Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.18	License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.19	First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.20	Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.21	Manufacturing and Supply Agreement, dated as of March 17, 1999, between Par Pharmaceutical, Inc. and Halsey Drug Co., Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.22	Manufacturing and Supply Agreement, dated April 30, 1997, between Par Pharmaceutical, Inc. and BASF Corporation – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 and incorporated herein by reference.

10.23	License Agreement, dated as of July 2, 2007, between BioAlliance Pharma SA and Par Pharmaceutical, Inc.*

10.24	License Agreement, dated as of August 6, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.25	Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.26	Patent and Know How License Agreement dated, June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.27	Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.28	Amendment No. 1 to the Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.29	License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.30	License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.31	Release and Amendment Agreement, dated as of May 1, 1998, among the Company, Par Pharmaceutical, Inc., Sano Corporation and Elan Corporation, plc – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.32	Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.33	First Amendment to Development and Commercialization Agreement, dated December 14, 2004, by and between the Company and Advancis Pharmaceutical Corporation– previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.34	Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.35	Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.36	Termination Agreement, dated December 20, 2002, relating to Development, License and Supply Agreement, dated as of December 11, 2001, between Elan Corporation PLC. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.37	11 Product Development Agreement, effective April 2002, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.38	Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.39	First Amendment to the Supply and Marketing Agreement, dated as of November 12, 2002, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.40	Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.41	Letter Agreement, dated as of December 28, 2001, among the Company, ISP Hungary Holdings Limited, ISP Investments, Inc., ISP Chemicals, Inc. and ISP Technologies Inc. (with the attached form of Purchase Agreement) – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 11, 2002, and incorporated herein by reference.

10.42	Letter Agreement, dated as of January 21, 1999, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.43	SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., UDF LP and the other parties named therein – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.44	Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. — previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.45	Purchase Agreement among ISP Hungary Holdings Limited, ISP Investments Inc., ISP Chemco Inc. and Par Pharmaceutical, Inc., dated April 17, 2002 – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 17, 2002, and incorporated herein by reference.

10.46	Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.47	Asset Purchase Agreement, dated December 5, 2002, by and between Israel Pharmaceutical Resources L.P. and Trima, Israel Pharmaceutical Products, Maabarot LTD – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference.

10.48	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.49	Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.50	Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.51	First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.52	Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.53	Series C Preferred Stock Purchase Agreement, dated May 2, 2005, by and between the Company and Optimer Pharmaceuticals, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.

10.54	Securities Purchase Agreement, dated as of November 18, 2004, by and between the Company and Abrika, LLLP. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.

10.55	Share Transfer Agreement, dated as of January 20, 2006 and effective December 31,2005, by and between the Company and Dr. Arie Gutman — previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.56	Purchase Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 — previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.57	Indenture between the Company and American Stock Transfer & Trust Company, dated September 30, 2003 — previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.57.1	First Supplemental Indenture between the Company and American Stock Transfer & Trust Company, dated March 31, 2006 — previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 31, 2006, and incorporated herein by reference.

10.58	Registration Rights Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003- previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

21	List of subsidiaries of the Company and incorporated by reference.

31.1	Certification of Principal Executive Officer (attached herewith).

31.2	Certification of Principal Financial Officer (attached herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

*	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in any such filing.

***	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2007	PAR PHARMACEUTICAL COMPANIES, INC.
(Company)

/s/ Patrick G. LePore

Patrick G. LePore
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Smith Joseph E. Smith	Lead Director	August 30, 2007

/s/ Patrick G. LePore Patrick G. LePore	President, Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	August 30, 2007

/s/ Gerard A. Martino Gerard A. Martino	Executive Vice President and Chief Operating Officer	August 30, 2007

/s/ Veronica A. Lubatkin Veronica A. Lubatkin	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	August 30, 2007

/s/ Peter S. Knight Peter S. Knight	Director	August 30, 2007

/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	August 30, 2007

/s/ L. William Seidman L. William Seidman	Director	August 30, 2007

/s/ John D. Abernathy John Abernathy	Director	August 30, 2007

/s/ Dr. Melvin Sharoky Dr. Melvin Sharoky	Director	August 30, 2007

PAR PHARMACEUTICAL COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-K
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.
We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), ‘‘Share-Based Payment.”
We have also audited in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Parsippany, NJ
August 30, 2007

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In Thousands, Except Share Data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$120,991	$93,477
Available for sale debt and marketable equity securities	92,120	103,066
Accounts receivable, net	94,784	62,362
Inventories	106,322	96,393
Prepaid expenses and other current assets	15,833	18,759
Deferred income tax assets	72,105	69,256
Income taxes receivable	12,422	18,859
Assets held for sale	—	1,944

Total current assets	514,577	464,116

Property, plant and equipment, at cost less accumulated depreciation and amortization	89,155	87,570
Available for sale debt and marketable equity securities	7,652	3,741
Investment in joint venture	5,292	4,153
Other investments	16,588	21,741
Intangible assets, net	47,880	36,235
Goodwill	63,729	58,729
Deferred charges and other assets	16,000	8,828
Non-current deferred income taxes, net	49,545	50,917

Total assets	$810,418	$736,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$204,469	$3,011
Accounts payable	48,297	56,412
Payables due to distribution agreement partners	89,585	46,937
Accrued salaries and employee benefits	15,510	12,780
Accrued expenses and other current liabilities	14,574	25,739
Income taxes payable	16,974	9,683
Liabilities held for sale	—	1,944

Total current liabilities	389,409	156,506

Long-term debt, less current portion	—	202,001
Other long-term liabilities	—	335

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	—	—
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 35,901,276 and 35,114,026 shares	359	351
Additional paid-in-capital	254,013	217,403
Retained earnings	200,256	193,515
Accumulated other comprehensive loss	(431)	(1,903)
Treasury stock, at cost 889,245 and 848,588 shares	(33,188)	(32,178)

Total stockholders’ equity	421,009	377,188

Total liabilities and stockholders’ equity	$810,418	$736,030

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands, Except Per Share Amounts)

	2006	2005	2004
Revenues:
Net product sales	$705,378	$412,126	$626,477
Other product related revenues	19,790	20,130	21,498

Total revenues	725,168	432,256	647,975
Cost of goods sold	507,220	277,554	435,988

Gross margin	217,948	154,702	211,987

Operating expenses:
Research and development	62,442	62,497	47,533
Selling, general and administrative	148,488	92,309	67,954
Acquired in-process research and development	—	—	84,000
Intangible assets impairment	1,100	6,999	—
Settlements, net	(1,804)	—	(2,846)
Gain on sale of facility	—	—	(2,812)

Total operating expenses	210,226	161,805	193,829

Operating income (loss)	7,722	(7,103)	18,158

Other income (expense), net	126	(831)	63
Equity in loss of joint venture	(663)	(534)	(795)
Net investment (loss) gain	(583)	16,013	—
Interest income	8,974	5,343	4,869
Interest expense	(6,781)	(6,793)	(6,804)

Income from continuing operations before provision (benefit) for income taxes	8,795	6,095	15,491
Provision (benefit) for income taxes	2,054	(5,726)	4,918

Income from continuing operations	6,741	11,821	10,573

Discontinued operations:
Loss from discontinued operations	—	(4,957)	(4,942)
Loss from disposal	—	(38,018)	—
Benefit for income taxes	—	(15,845)	(1,927)

Loss from discontinued operations	—	(27,130)	(3,015)

Net income (loss)	$6,741	$(15,309)	$7,558

Basic earnings (loss) per share of common stock:
Income from continuing operations	$0.20	$0.35	$0.31
Loss from discontinued operations	—	(0.79)	(0.09)

Net income (loss)	$0.20	$(0.44)	$0.22

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$0.19	$0.35	$0.30
Loss from discontinued operations	—	(0.79)	(0.09)

Net income (loss)	$0.19	$(0.44)	$0.21

Weighted average number of common shares outstanding:
Basic	34,422	34,191	34,142

Diluted	34,653	34,435	34,873

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

					Accumulated
			Additional		other		Total
	Common Stock		paid-in	Retained	comprehensive	Treasury	stockholders’
	Shares	Amount	capital	earnings	income/(loss)	stock	equity
Balance, December 31, 2003	34,318	$343	$171,930	$201,266	$(1,627)	$—	$371,912

Comprehensive income:
Net income	—	—	—	7,558	—	—	7,558
Defined benefit pension plan, $100 net of tax of $39	—	—	—	—	(61)	—	(61)
Unrealized gain on marketable securities, $1,758 net of tax of $674	—	—	—	—	1,084	—	1,084
Total comprehensive income	—	—	—	—	—	—	8,581
Exercise of stock options	384	4	8,933	—	—	—	8,937
Warrants – Kali acquisition	—	—	2,530	—	—	—	2,530
Tax benefit from exercise of stock options	—	—	7,136	—	—	—	7,136
Employee stock purchase program	12	—	421	—	—	—	421
Purchase of treasury stock	—	—	—	—	—	(32,026)	(32,026)
Compensatory arrangements	—	—	1,281	—	—	—	1,281
Restricted stock grant	45	1	(1)	—	—	—	—
Balance, December 31, 2004	34,759	$348	$192,230	$208,824	$(604)	$(32,026)	$368,772

Comprehensive loss:
Net loss	—	—	—	(15,309)	—	—	(15,309)
Defined benefit pension plan, $218 net of tax of $84	—	—	—	—	(134)	—	(134)
Unrealized loss on marketable securities, $1,926 net of tax of $761	—	—	—	—	(1,165)	—	(1,165)
Total comprehensive loss	—	—	—	—	—	—	(16,608)
Exercise of stock options	114	1	2,203	—	—	—	2,204
Resolution of tax contingencies	—	—	16,819	—	—	—	16,819
Tax benefit from exercise of stock options	—	—	591	—	—	—	591
Employee stock purchase program	18	—	448	—	—	—	448
Purchase of treasury stock	—	—	—	—	—	(152)	(152)
Compensatory arrangements	—	—	4,791	—	—	—	4,791
Restricted stock grants	223	2	(2)	—	—	—	—
Other	—	—	323	—	—	—	323
Balance, December 31, 2005	35,114	$351	$217,403	$193,515	$(1,903)	$(32,178)	$377,188

Comprehensive income:
Net income	—	—	—	6,741	—	—	6,741
Defined benefit pension plan, $435 net of tax of $168	—	—	—	—	267	—	267
Unrealized gain on marketable securities, $1,994 net of tax of $789	—	—	—	—	1,205	—	1,205
Total comprehensive income	—	—	—	—	—	—	8,213
Exercise of stock options	402	4	8,568	—	—	—	8,572
Tax benefit from exercise of stock options	—	—	741	—	—	—	741
Resolution of tax contingencies	—	—	2,495	—	—	—	2,495
Employee stock purchase program	15	—	392	—	—	—	392
Purchase of treasury stock	—	—	—	—	—	(1,010)	(1,010)
Compensatory arrangements	—	—	24,001	—	—	—	24,001
Restricted stock grants	471	4	(4)	—	—	—	—
Forfeiture of restricted stock	(101)	—	—	—	—	—	—
Other	—	—	417	—	—	—	417

Balance, December 31, 2006	35,901	$359	$254,013	$200,256	$(431)	$(33,188)	$421,009

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005
(In Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$6,741	$(15,309)	$7,558
Deduct: (Loss) from discontinued operations, net of tax	—	(27,130)	(3,015)

Income from continuing operations	6,741	11,821	10,573

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,438)	(748)	(51,710)
Acquired in-process research and development	—	—	84,000
Resolution of tax contingency	—	(7,218)	—
Depreciation and amortization	22,583	15,251	11,897
Investment impairment	3,773	8,280	—
Equity in loss of joint venture	663	534	795
Intangible asset impairments	1,100	16,177	—
Allowances against accounts receivable	2,126	(15,504)	39,710
Share-based compensation expense	24,001	4,791	1,280
Gain on sale of investments	(3,224)	(24,293)	—
Tax benefit on exercise of nonqualified stock options	741	591	7,136
Excess tax benefit on exercise of nonqualified stock options	(726)	—	—
Other	795	157	(2,812)

Changes in assets and liabilities, net of the effects of divestitures:
(Increase) decrease in accounts receivable	(34,548)	22,466	8,563
Increase in inventories	(9,929)	(8,078)	(20,542)
Decrease (increase) in prepaid expenses and other assets	4,841	1,310	(5,626)
(Decrease) increase in accounts payable	(1,996)	3,155	24,950
Increase (decrease) in payables due to distribution agreement partners	42,648	11,873	(53,561)
(Decrease) increase in accrued expenses and other liabilities	(12,621)	15,987	(13,999)
Increase (decrease) in income taxes payable/receivable	17,228	(16,686)	3,553

Net cash provided by operating activities	60,758	39,866	44,207
Net cash provided by operating activities from discontinued operations	—	7,980	1,553

Cash flows from investing activities:
Capital expenditures	(18,856)	(33,801)	(15,351)
Purchases of intangibles	(26,135)	(13,000)	(15,700)
Purchases of available for sale debt and marketable equity securities	(9,673)	(51,988)	(385,484)
Proceeds from sale of available for sale debt and marketable equity securities	18,395	95,359	428,493
Purchases of long-term investments		(12,000)	(15,362)
Proceeds from sale of other investments	4,910	31,299	—
Issuance of promissory note receivable	—	—	(3,000)
Acquisition of subsidiary, net of cash acquired	—	98	(141,604)
Acquisition of subsidiary, contingent payment	(2,500)	(2,500)	—
Advance for product rights	(9,000)	—	—
Capital contributions to joint venture	(557)	(2,158)	(929)
Proceeds from sale of fixed assets	38	35	5,036

Net cash (used in) provided by investing activities	(43,378)	11,344	(143,901)
Net cash used in investing activities from discontinued operations	—	(3,145)	(4,271)

	2006	2005	2004
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	8,572	2,204	8,937
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	392	448	421
Excess tax benefits on exercise of nonqualified stock options	726	—	—
Purchase of treasury stock	(1,010)	(152)	(32,026)
Borrowings related to financed insurance premium liabilities	7,234	5,909	6,623
Payments of short-term debt related to financed insurance premiums	(5,521)	(7,359)	(7,115)
Principal payments under long-term and other borrowings	(259)	(300)	(295)

Net cash provided by (used in) financing activities	10,134	750	(23,455)

Net increase (decrease) in cash and cash equivalents	27,514	56,795	(125,867)
Cash and cash equivalents at beginning of year	93,477	36,682	162,549

Cash and cash equivalents at end of year	$120,991	$93,477	$36,682

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes, net	$890	$4,682	$42,811

Interest	$5,862	$5,749	$5,917

Non-cash investing and financing transactions:
Issuance of warrants	$—	$—	$2,530

Increase (decrease) in fair value of available for sale securities	$1,994	$(4,751)	$1,758

Capital expenditures incurred but not yet paid	$922	$4,564	$1,204

Acquired intangibles not yet paid	$—	$2,000	$—

Capital lease obligation	$—	$—	$2,183

Capital contribution to joint venture not yet paid	$1,244	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(In thousands, except per share amounts or as otherwise noted)
     Par Pharmaceutical Companies, Inc. (the “Company”) operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (“Par”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States. The Company also wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products, certain products in the semi-solid form of a cream, and an inhaler product.
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
     The FineTech divestiture is being reported as a discontinued operation in all applicable periods presented.
     On June 10, 2004, the Company purchased all of the capital stock of Kali. The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”) and the accompanying consolidated financial statements include the operating results of Kali from the date of acquisition.
 Basis of Financial Statement Presentation:
     The accounting and reporting policies of the Company conform to the generally accepted accounting principles in the United States of America (U.S. GAAP). Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the Company’s 2006 presentation.
 Use of Estimates:
     The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, excess inventory, and amounts recorded for contingencies and accruals. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.
  Cash and Cash Equivalents:
     The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates market value. At December 31, 2006, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of the Company’s money market funds at December 31, 2006 were maintained with one financial institution. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions. However, it has significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
Investments in Debt and Marketable Equity Securities:
     The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company, in accordance with Emerging Issues Task Force 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”), assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors. Because the Company has determined that all of its debt and marketable equity securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventories:
     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition. The Company records provisions for inventory to cost of goods sold.
Property, Plant and Equipment:
     Property, plant and equipment are carried at cost less accumulated depreciation. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.
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
Impairment of Long-lived Assets:
     The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment periodically, but at least annually, or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, the Company regularly evaluates its computer-related and other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.
Costs of Computer Software:
     The Company capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the American Institute of Certified Public Accountants (AICPA). The Company capitalizes those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. The Company capitalizes certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred. All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.
Research and Development Agreements:
     Research and development costs are expensed as incurred. These expenses include the costs of the Company’s internal product development efforts, acquired in-process research and development, as well as costs incurred in connection with the Company’s third party collaboration efforts. Pre-approved milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval are expensed when the milestone is achieved. Once the product receives regulatory approval the Company records any subsequent milestone payments as intangible assets. The Company makes the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on its ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. The Company regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.
Costs for Patent Litigation and Legal Proceedings:
     Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:
     The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at time of their acquisition in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.
     The Company reviews the carrying value of its long-term assets for impairment periodically and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.
     As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates for the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company determined through its estimates that goodwill and intangible assets were recoverable at December 31, 2006. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.
Income Taxes:
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.
Pension Benefits:
     The determination of the Company’s obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 16 -“Commitments, Contingencies and Other Matters” to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. The Company believes that its assumptions are appropriate. The Company, upon the recommendation of the Audit Committee of its Board of Directors (the “Board”), determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The termination is further discussed in Note 16 -“Commitments, Contingencies and Other Matters.”
Revenue Recognition and Accounts Receivable Reserves and Allowances:
     The Company recognizes revenues for product sales when title and risk of loss transfer to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectibility is reasonably assured. Included in the Company’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see “Notes to Consolidated Financial Statements- Note 5 — Accounts Receivable”). In addition, the Company records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. The Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the Company’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.
Distribution Costs:
     The Company records distribution costs related to shipping product to the Company’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for 2006, 2005 and 2004 were approximately $3,700, $2,600 and $2,700, respectively.

Earnings / (Loss) Per Common Share Data:
     Earnings / (loss) per common share were computed by dividing net income by the weighted average number of common shares outstanding. Earnings / (loss) per common share assuming dilution were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares under the treasury stock method.
Fair Value of Financial Instruments:
     The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market values based upon the relatively short-term nature of these financial instruments. The fair value of the senior subordinated convertible notes is discussed in Note 12.
Concentration of Credit Risk:
     Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors. The Company believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see Note 5 - “Accounts Receivable — Major Customers”).
Concentration of Suppliers of Distributed Products and Internally Manufactured Products:
     The Company has entered into distribution agreements with several companies to develop, distribute and promote certain generic pharmaceutical products. For the year ended December 31, 2006, approximately 66% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements could materially adversely affect its business, condition (financial and other), prospects or results of operations.
     The Company produces almost all of its internally manufactured products at a single manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on its business, financial position and results of operations.
Stock-Based Compensation:
     As more fully discussed below in Note 2, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. The Company adopted the modified prospective transition method provided under SFAS No. 123R and, consequently, has not retroactively adjusted results for prior periods. Under this method, compensation expense is recorded for all non-vested options over the related vesting period beginning in the quarter of adoption based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for employee stock-based compensation and complied with the disclosure provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”).
Segments of an Enterprise:
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of financial information about operating segments in annual financial statements. The Company’s management considers its business to be in two reportable business segments, generic and brand pharmaceuticals.
Recent Accounting Pronouncements:
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 on its Condensed Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 amends SFAS 87 Employers’ Accounting for Pension (SFAS 87), SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R Employers’ Disclosures about Pensions and Other Postretirement Benefits. Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The Company’s defined benefit plan was fully settled in the second quarter of 2007. As such, there was no financial impact relating to the adoption of SFAS 158. Refer to Note 16 below for further details.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company currently expects that adoption of FIN 48 will not have a material effect on the Company’s consolidated financial position and results of operations.
Note 2 - Share-Based Compensation:
     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments made to employees, including grants of employee stock options and shares issued pursuant to employee stock purchase plans, to be recognized in a company’s income statement based on their grant-date fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Under this method, compensation expense is recorded for all nonvested options over the related vesting period beginning in the quarter of adoption. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for employee stock-based compensation and complied with the disclosure provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed by SAB 107 in connection with its adoption of SFAS 123R.
     Prior to 2006, compensation costs related to stock options granted at fair value under plans were not recognized in the Company’s consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations.
     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. Prior periods have not been restated to reflect the impact of adopting the new Standard. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. As a result of the adoption of SFAS 123R, $726 of excess tax benefits for the year ended December 31, 2006 has been classified as both an operating cash outflow and financing cash inflow.
     The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.

     As of December 31, 2006, there were approximately 3.7 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.
     The following table illustrates the effects on net income and net income per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the years ended December 31, 2005 and 2004:

	For the year ended December 31,
	2005	2004
Net (loss) income	$(15,309)	$7,558
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,546	146
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(34,862)	(16,625)

Pro forma net loss	$(47,625)	$(8,921)

Net (loss) income per share of common stock :

As reported – basic	$(0.44)	$0.22
As reported – diluted	$(0.44)	$0.21

Pro forma – basic	$(1.39)	$(0.26)
Pro forma – diluted	$(1.39)	$(0.26)
     In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all of its stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grant, was approximately $27,869. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16,552, net of related tax effects. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $7,333. This action increased pro forma compensation expense in the third quarter of 2005 by approximately $3,139, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R.
     During 2006, the Company accelerated the vesting of 394 outstanding non-vested stock options and extended the exercise period of 783 vested shares in connection with the termination of certain executives, including the former Executive Chairman, the former President and Chief Executive Officer, the former Chief Scientific Officer, the former President of the Generic Product Division, and the former Chief Financial Officer. For the year ended December 31, 2006, the Company recorded a total of $4,264 additional compensation expense as a result of these modifications. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record total compensation expense of $1,115, of which $806 was recorded for the year ended December 31, 2006. The remaining $309 will be amortized over the remaining vesting period of the modified options.
     As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of nonvested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of $179 in loss on the sale of discontinued operations in 2005 due to the acceleration of the restricted stock. The exercise prices of 120 of the accelerated stock options were below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of $1,118 in loss on sale of discontinued operations which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the then closing price. The acceleration of these options increased pro forma compensation expense by approximately $271, net of related tax expense.

Stock Options
     The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.5%	3.8%	3.9%
Expected life (in years)	6.2	5.0	4.9
Expected Volatility	57.9%	58.6%	60.1%
Dividend	0%	0%	0%
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair value of options granted in 2006, 2005, and 2004 were $16.95, $18.57 and $31.33, respectively.
     Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the year ended December 31, 2006:

Year Ended
December 31, 2006
Cost of sales	$886
Research and development	2,217
Selling, general and administrative	12,040

Total, pre-tax	15,143
Tax benefit of share-based compensation	(5,906)

Total, net of tax	$9,237

     The incremental stock based compensation expense decreased both basic and diluted earnings per share by $0.27 per share for the year ended December 31, 2006.

     The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at December 31, 2005	5,134	$37.86
Granted	1,348	28.35
Exercised	(402)	21.26
Forfeited	(610)	44.56

Balance at December 31, 2006	5,470	36.00	6.57	$5,580

Exercisable at December 31, 2006	3,549	$38.33	5.42	$3,969

Vested and expected to vest at December 31, 2006	5,214	$35.72	6.50	$5,473

     The total fair value of shares vested during the three-month and twelve-month periods ended December 31, 2006 was $861 and $9,093, respectively. As of December 31, 2006, the total compensation cost related to all nonvested stock options granted to employees but not yet recognized was approximately $20.4 million. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.8 years.
Restricted Stock/Restricted Stock Units
     Restricted stock and restricted stock units generally vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant. In the year ended December 31, 2006, the Company accelerated the vesting of 129 outstanding non-vested restricted shares in connection with the termination of certain executives including the former Executive Chairman, the former President and Chief Executive Officer, the former Chief Financial Officer, the former Chief Scientific Officer and the former President of the Generic Product Division. The effect of these accelerations resulted in additional compensation expense of $3,702 in the year ended December 31, 2006.
     The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2006, 2005 and 2004 was as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cost of sales	$342	$185	$—
Research and development	1,348	619	—
Selling, general and administrative	7,107	2,155	239

Total, pre-tax	8,797	2,959	239
Tax benefit of stock-based compensation	(3,430)	(1,120)	(93)

Total, net of tax	$5,367	$1,839	$146

     The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	256	$40.03
Granted	471	31.03
Vested	(131)	38.15
Forfeited	(101)	35.32

Nonvested balance at December 31, 2006	495	$32.92	$11,061

     The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Nonvested balance at December 31, 2005	17	$42.08
Granted	238	22.46
Vested	(10)	30.77
Forfeited	—	—

Nonvested balance at December 31, 2006	245	$23.46	$5,467

     As of December 31, 2006, the total compensation cost related to all nonvested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $15.3 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.2 years. At December 31, 2006, approximately 1.7 million shares remain available for restricted stock and restricted stock unit grants.
Employee Stock Purchase Program:
     The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount of 15% of the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company as a result of the Company’s announcement to restate prior period consolidated financial statements. As a result, there was no Program activity during the third and fourth quarters of 2006. Employees purchased 15 shares during the twelve-month period ended December 31, 2006 and the Company recorded expense of $58, reflecting their 15% discount from fair market value. At December 31, 2006, 762 shares remain available for issuance under the Program.
Note 3 - Available for Sale Debt and Marketable Equity Securities:
     At December 31, 2006 and 2005, all of the Company’s investments in debt and marketable equity securities were classified as available for sale, and, as a result, were reported at their fair values on the consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at December 31, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by government agencies	$66,238	$—	$(341)	$65,897
Debt securities issued by various state and local municipalities and agencies	13,945	—	(190)	13,755
Other debt securities	16,103	211	(444)	15,870
Auction rate securities	4,250	—	—	4,250

Available for sale debt securities	$100,536	$211	$(975)	$99,772
     The unrealized loss as of December 31, 2006 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary as defined by EITF 03-01 due to its ability and intent to hold the related available for sale debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment. In 2006, the Company sold approximately $18,395 of these securities and realized a $34 net gain. Refer to Note 21, “Subsequent Events”, for discussion of 2007 events affecting the carrying value of an investment in a fund included in other debt securities in the above table.
Auction Rate Securities
     Auction rate securities have been classified as short-term available for sale debt securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.
     The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at December 31, 2005:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by government agencies	$80,778	$—	$(892)	$79,886
Debt securities issued by various state and local municipalities and agencies	13,947	—	(226)	13,721
Other debt securities	14,440	—	(1,240)	13,200

Available for sale debt securities	109,165	—	(2,358)	106,807

Marketable equity securities available for sale (see Note 4)	1,720	—	(340)	1,380

Total	$110,885	$—	$(2,698)	$108,187

     The following is a summary of the contractual maturities of the Company’s available for sale debt securities at December 31, 2006:

		Estimated
	Cost	Fair Value
Less than one year	$47,776	$47,703
Due in 1-2 years	15,232	15,011
Due in 2-5 years	21,238	21,100
Due after 5 years	10,192	9,652
Other	6,098	6,306

Total	$100,536	$99,772

     Other is comprised of an investment in a fund with no specific maturity date, that invests in various floating rate structured finance securities.
     Refer to Note 21 – “Subsequent Events”, for a discussion of investment loss related to the fund that invests in various floating rate structured finance securities.
Note 4 - Other Investments:

	Carrying	Unrealized
Balance at December 31, 2006	Value	Gain	Loss	Fair Value
Abrika Pharmaceuticals, LLLP	$4,588	$—	$—	$4,588
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$16,588	$—	$—	$16,588

	Carrying	Unrealized
Balance at December 31, 2005	Value	Gain	Loss	Fair Value
Advancis Pharmaceutical Corporation	$1,720	$—	$(340)	$1,380
Abrika Pharmaceuticals, LLLP	8,361	—	—	8,361
Optimer Pharmaceuticals, Inc.	12,000	—	—	12,000

Total other investments	$22,081	$—	$(340)	$21,741

     The Company holds investments in Abrika Pharmaceuticals, LLLP (“Abrika”) and Optimer Pharmaceuticals, Inc. (“Optimer”). The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions. Because the Company had determined that its investment in Advancis Pharmaceutical Corporation (“Advancis”) was available for sale, unrealized gains and losses were reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity at December 31, 2005.
     In April 2005, the Company acquired shares of the Series C preferred stock of Optimer, a then privately-held biotechnology company located in San Diego, California, for $12,000. The Company and Optimer also had signed a collaboration agreement where the Company receives a license to develop, market and distribute the antibiotic compound known as PAR-101. The Company subsequently returned the marketing rights to the antibiotic compound know as PAR-101 to Optimer. Refer to Note 21 – Subsequent Events for further details. Because Optimer was privately-held and accounted for under the cost method, the Company had monitored its investment periodically to evaluate whether any declines in fair value had become other-than-temporary prior to Optimer becoming a public company. In February 2007, Optimer became a public company via an initial public offering. The Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and will recognize a pre-tax gain of approximately $1.4 million, in the first quarter of 2007. The Company continues to hold approximately 1.26 million shares of Optimer common stock. The Company also returned the marketing rights to Difimicin, an investigational drug to treat Clostridium difficile-associated diarrhea (CDAD), to Optimer.
     In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company received approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in 2007.
     In October 2003, the Company paid $10,000 to purchase 1,000 shares of the common stock of Advancis, a pharmaceutical company based in Germantown, Maryland, at $10 per share in its initial public offering of 6,000 shares. In the second quarter of 2005, the Company recorded an investment impairment of $8,280 related to its investment in Advancis. In June and July 2005, Advancis announced that it had failed to achieve the desired microbiological and clinical endpoints in its Amoxicillin PULSYS phase III clinical trials for the treatment of pharyngitis/tonsillitis. Due to the results of the clinical trials and the continued significant decline in the stock price of Advancis, the Company determined that the decline in fair market value of its investment was other-than-temporary and, as such, wrote the investment down to its fair market value as of July 2, 2005, which was $1,720 based on the market value of the common stock of Advancis at that date. In October 2006, the Company sold its investment in Advancis for $4,910 and recognized a pre tax gain of $3,190. As of December 31, 2005, the fair market value of the Advancis common stock held by the Company was $1,380 based on the market value of Advancis’ common stock at that date. The Company included an unrealized loss of $340 for 2005 based on the value of the common stock at December 31, 2005.
     During 2005, the Company sold all of its investment in New River Pharmaceuticals, Inc. (“New River”) common stock for $31,299 and recorded a gain on the sale of $24,293.
Note 5 - Accounts Receivable:
     The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

	December 31,	December 31,
	2006	2005
Gross trade accounts receivable	$300,230	$265,682
Chargebacks	(56,150)	(102,256)
Rebates and incentive programs	(85,888)	(50,991)
Returns	(42,905)	(32,893)
Cash discounts and other	(18,038)	(15,333)
Doubtful accounts	(2,465)	(1,847)

Accounts receivable, net	$94,784	$62,362

Allowance for doubtful accounts

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Balance at beginning of period	$(1,847)	$(1,847)	$(1,756)
Additions – charge to expense	(10,458) (a)	—	(150)
Adjustments and/or deductions	9,840	—	59

Balance at end of period	$(2,465)	$(1,847)	$(1,847)

(a)	The Company records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale. Customers often take deductions for these items from their payment of invoices. The Company validates the customer deductions and for valid deductions a credit is issued. For invalid deductions the Company pursues collection from its customers. In the second quarter of 2006, the Company determined that approximately $10.0 million of invalid customer deductions would not be pursued for collection. Accordingly, the related $10.0 million was reserved for in the second quarter of 2006 and subsequently written off.

     The following tables summarize the activity for the years ended December 31, 2006, 2005 and 2004 in the accounts affected by the estimated provisions described below:

	For the year ended December 31, 2006
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(102,256)	$(343,970)	$— (1)	$390,076	$(56,150)
Rebates and incentive programs	(50,991)	(201,993)	—	167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)	34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	—	46,029	(18,038)

Total	$(201,473)	$(631,306)	$(7,686)	$637,484	$(202,981)

Accrued liabilities
Medicaid rebates	$(9,040)	$(15,269)	$82	$18,074	$(6,153)

	For the year ended December 31, 2005
			(Provision)
		Provision	reversal
		recorded	recorded
	Beginning	for current	for prior	Credits	Ending
Accounts receivable reserves	balance	period sales	period sales	processed	balance
Chargebacks	$(91,986)	$(486,113)	$— (1)	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727)	1,489	151,965	(50,991)
Returns	(61,986)	(24,010)	(5,568)	58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	—	58,582	(15,333)

Total	$(216,977)	$(725,478)	$(4,079)	$745,061	$(201,473)

Accrued liabilities
Medicaid rebates	$(8,755)	$(22,847)	$—	$22,562	$(9,040)

	For the year ended December 31, 2004
		Provision	(Provision)
		recorded	reversal
		for current	recorded
	Beginning	period	for prior	Credits	Ending
Accounts receivable reserves	balance	sales	period sales	processed	balance
Chargebacks	$(69,060)	$(482,689)	$— (1)	$459,763	$(91,986)
Rebates and incentive programs	(61,059)	(225,319)	643	236,017	(49,718)
Returns	(29,943)	(57,535)	(12,137)	37,629	(61,986)
Cash discounts and other	(17,296)	(85,394)	—	89,403	(13,287)

Total	$(177,358)	$(850,937)	$(11,494)	$822,812	$(216,977)

Accrued liabilities
Medicaid rebates	$(15,861)	$(35,588)	$—	$42,694	$(8,755)

(1)	The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis: however, based upon analysis of activity in subsequent periods, the Company has determined its chargeback estimates remain reasonable.
     The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 50% and 42% of the Company’s net product sales were derived from the wholesale distribution channel for the years ended December 31, 2006 and 2005, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.
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
     The Company may at its discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on customers’ existing inventory levels. There are circumstances under which the Company may not provide price adjustments to certain customers and consequently, as a matter of business strategy, may lose future sales volume to competitors rather than reduce its pricing.
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
Major Customers
     The amounts due from the Company’s four largest customers, McKesson Drug Co., Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 29%, 17%, 10%, and 14%, respectively, of the gross accounts receivable balance at December 31, 2006 and approximately 32%, 18%, 17%, and 9%, respectively, of the gross accounts receivable balance at December 31, 2005.
Note 6 -Inventories:

	December 31,	December 31,
	2006	2005
Raw materials and supplies	$32,713	$35,190
Work in process	5,779	8,830
Finished goods	67,830	52,373

	$106,322	$96,393

     Inventory write-offs were $22,084 for 2006 and $13,836 for 2005. The increases in inventory write-offs in 2006 were due primarily to the Company’s determination that excess inventory existed where estimated future sales demand for certain products was less than the inventory on hand and the write-off of inventory related to a delayed product launch. At December 31, 2006, the Company had inventories related to products that were not available to be marketed (pre-launch) and research and development inventories of $17,759.
Note 7 - Property, Plant and Equipment, net:

	December 31,	December 31,
	2006	2005
Land	$1,888	$2,434
Buildings	27,512	33,938
Machinery and equipment	55,192	50,318
Office equipment, furniture and fixtures	6,572	7,027
Computer software and hardware	30,333	24,690
Leasehold improvements	15,604	7,486

	137,101	125,893
Less accumulated depreciation and amortization	47,946	38,323

	$89,155	$87,570

     Depreciation and amortization expense related to the property, plant and equipment was $11,192, $9,415 and $6,534, for the years ended December 31, 2006, 2005 and 2004, respectively. In March 2004, the Company sold its Congers Facility to Ivax Pharmaceuticals, LLC for $4,980 and recorded a gain on the sale of $2,812.

Note 8 - Intangible Assets, net:

	December 31,	December 31,
	2006	2005
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $917 and $115	$9,084	$9,885
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,421 and $0	7,067	—
Ivax License Agreement, net of accumulated amortization of $1,845 and $132	6,155	7,868
Paddock Licensing Agreement, net of accumulated amortization of $250 and $0	5,750	—
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	—
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $6,138 and $5,416	4,695	5,417
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $8,078 and $6,407	3,621	5,293
FSC Laboratories Agreement, net of accumulated amortization of $2,756 and $2,143	3,066	3,679
Intellectual property, net of accumulated amortization of $667 and $431	2,023	2,259
Other intangible assets, net of accumulated amortization of $3,229 and $0	1,419	—
Product license fees, net of accumulated amortization of $6,005 and $4,172	—	1,834

	$47,880	$36,235

     Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized on a straight-line basis over the products’ estimated useful lives of three to 15 years or over the estimated useful lives in which the related cash flows are expected to be generated. The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. The Company’s intangible assets included on its consolidated balance sheet at December 31, 2006 include the following:
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
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement
     In January 2006, the Company reached an agreement with Teva Pharmaceutical Industries, Inc. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that are currently marketed in the United States by Teva or Ivax for $8,487.
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
Paddock Licensing Agreement
     In September 2006, the Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone gel 1%, a generic version of Unimed Pharmaceutical (“Unimed”), a wholly-owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”), product Androgel®. Androgel® is indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone. Under the terms of the agreement with Paddock, the Company paid $6.0 million in the fourth quarter of 2006 for all rights to Paddock’s ANDA for testosterone gel 1%, including all intellectual property associated with the product. The license agreement also permits the Company to launch the generic version of the product no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the related patent issue. This license will be amortized over the six-year term of the associated co-promotion arrangement with Solvay.
Spectrum Development and Marketing Agreement
     In November 2006, the Company and Spectrum Pharmaceuticals (“Spectrum”) amended their Development and Marketing Agreement (the “Marketing Agreement”). The Company agreed to purchase and distribute sumatriptan products and GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5.0 million during the fourth quarter. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute and sell sumatriptan products and GSK supplied product. This license will be amortized over a useful life of three years commencing with the launch of the product.
Genpharm Distribution Agreement
     On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company’s common stock to Merck KGaA, through its subsidiary EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 11 – “Distribution and Supply Agreements”). The Company determined the fair value of the common stock sold to Merck KGaA to be $27,300, which exceeded the cash consideration of $20,800 received by the Company by $6,500. That $6,500 was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $4,333 and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, “Accounting for Income Taxes.” The aggregate amount of $10,833 assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.
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
FSC Laboratories Agreement
     In December 2004, the Company entered into an agreement with FSC and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15,000. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. In the fourth quarter of 2005, the Company recorded an impairment charge of $9,178 related to this intangible asset. The impairment charge is included in cost of goods sold. The Company introduced this product based on a projected market share of approximately 20%. Upon introduction, the two main competitors continually reduced their pricing in order to maintain their shares of the market. At the same time, the Company failed to capture any significant portion of the market. Based on the Company’s current long-term projections for sales and gross margins of the drug, the Company determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of $3,679 was determined based on the discounted expected future cash flows of the asset.
Intellectual property
     The intellectual property was acquired in the purchase of Kali and is being amortized on a straight-line basis over their estimated useful life of ten years.
Other
     In January 2006, the Company acquired the rights to three products for $1.5 million from Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors. The Company was marketing these products under which Dr. Gutman was entitled to royalties under a prior agreement with FineTech.
     In July 2004, the Company entered into a license agreement with NovaDel Pharma Inc. (“NovaDel”) whereby the Company has the exclusive rights to market, sell and distribute NovaDel’s nitroglycerin lingual spray, NitroMist®, in the United States and Canada. In November 2006, the FDA approved the nitroglycerin lingual spray and the Company paid NovaDel the $1,000 milestone payment. The Company evaluated the potential market for this product and determined that the level of competition would not yield sufficient profits and that the product no longer fit the Company’s long-term strategy and therefore the Company recorded an impairment charge for approximately $1.0 million in the generic business during the fourth quarter of 2006.
     The Company acquired the rights to distribute Fluticasone in the U.S., including the Commonwealth of Puerto Rico for $2.0 million. GSK has agreed to manufacture Fluticasone and the Company will pay GSK a percentage of the Company’s net sales of the product.
Product License fees
     The Company acquired the right to market certain cephalosporin and non-cephalosporin products including cephalexin tablets and cefprozil (Cefzil®) products in the fourth quarter of 2005 for $2 million, which was capitalized as product license fees. The Company introduced these products into the market in the fourth quarter of 2005. In June 2007, the Company terminated the agreements related to these products. Refer to Note 21. The Company accelerated the amortization of the related intangible asset based on actual gross margin generated from sales of these products to fully amortize the intangible asset as of December 31, 2006. There were no significant gross margins generated from these products in 2007.

     In November 2001, the Company entered into a joint development and marketing agreement with Breath Ltd. of the Arrow Group (“Breath”) to pursue the worldwide distribution of latanoprost ophthalmic solution 0.005%, the generic equivalent of Pharmacia Corporation’s (“Pharmacia”) Xalatan®, a glaucoma medication. Pursuant to the agreement, the Company has the right to market the product upon FDA approval in the United States and certain U. S. territories while Breath has the rights to all worldwide markets outside of the United States and such territories. As a result of this agreement, the Company filed an Abbreviated New Drug Application (“ANDA”) for latanoprost, including a Paragraph IV certification that the existing patents for the product will not be infringed by the Company’s generic product. The Company has reason to believe that its ANDA is the first to be filed for this drug with a Paragraph IV certification. Pursuant to this agreement, the Company made payments of $2,500 in 2001 and $2,500 in the first quarter of 2002 to Breath, which was included in intangible assets as product license fees. In December 2001, Pharmacia, among others, initiated a patent infringement action against the Company. In August of 2005, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal and affirmed the lower court’s decision that the Company’s products infringed Pharmacia’s patent (see Note 16 – “Commitments, Contingencies and Other Matters”). Due to the above action and the fact that the Company had not yet received tentative approval for the ANDA filed for latanoprost, the Company recorded an impairment charge in the third quarter of 2005 of $6,999 related to the amounts paid to FineTech and Breath for latanoprost.
     The Company recorded amortization expense related to intangible assets of $11,390, $5,836 and $5,363, for 2006, 2005 and 2004, respectively and are included in cost of goods sold. Amortization expense related to intangibles is expected to total approximately $11,695 in 2007, $11,050 in 2008, $7,567 in 2009, $7,122 in 2010, $6,146 in 2011 and $4,300 thereafter.
Note 9 – Goodwill:
     On June 10, 2004, the Company acquired all of the capital stock of Kali, a generic pharmaceutical research and development company, for $142,763 in cash and warrants to purchase 150,000 shares of the Company’s common stock valued at $2,530. The former Kali stockholders earned an additional $10,000 for meeting certain product-related performance criteria. As of December 31, 2005, the former Kali stockholders had earned $5,000 of these contingent payments which were included in the December 31, 2005 goodwill balance. In December 2006, the former Kali shareholders completed the performance criteria and earned the remaining $5,000, which the Company recorded as additional goodwill. This amount was subsequently paid in January 2007.
     In accordance with SFAS 142, the goodwill is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation, for impairment using a fair value approach. Impairment of goodwill is determined to exist when the fair value is less than the carrying value of the net assets being tested. As of December 31, 2006, the Company determined through its estimates that no impairment of goodwill existed.

	December 31,	December 31,
	2006	2005
Goodwill	$63,729	$58,729

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
Optimer Pharmaceutical Corporation
     In April 2005, the Company and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”). Under the terms of the joint development and collaboration agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while the Company will be responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately cleared for marketing, the Company will manufacture and have exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada. The Company was to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer. In February 2007, management decided to terminate the agreement and return the marketing rights to Optimer. The Company will however, continue to receive royalty payments on the global sales of the product.
Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)
     In April 2001, the Company entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Aveva filed an ANDA for the product with the FDA earlier in 2001, including a

Paragraph IV certification, certifying that the product did not infringe the branded product’s formulation patent, which expired in May 2003. Under the agreement, Aveva is responsible for the development and manufacture of the products, while the Company is responsible for their marketing, sales and distribution. The Company has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. Pursuant to the agreement, the Company incurred $357 in 2006, which was charged to research and development expenses. In addition, the Company has agreed to pay to Aveva $1,000 upon FDA approval of the product, and a royalty on all future sales of the product.
Intellipharmaceutics Corp
     In November 2005, the Company executed a license and commercialization agreement with Intellipharmaceutics Corp. (“IPC”) for the development of Dexmethylphenidate XR (Focalin XR®). Initial development costs included a milestone payment of $250, payable in January 2006. Subsequent milestones for $250 are payable upon passing all bio studies and another $250 upon FDA’s acceptance for filing the ANDA. IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs which shall be borne by the Company. The Company incurred $1,196 in 2006 which was charged to research and development expenses. Upon launch, if the Company has 180 days exclusivity, the Company will pay IPC a pro-rated amount of $2,500; if there is an authorized generic launched during the exclusivity period, the Company will pay a pro-rated amount of $1,000. In addition the Company has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of product.
Actavis Group (formerly Abrika Pharmaceuticals)
     The Company executed a Collaboration Agreement with Abrika Pharmaceuticals (now Actavis Group ) in November 2004 for the development of four generic extended release products – Nifedipine XR (Addalat CC®), Methylphenidate LA (Ritalin LA®), Zolpidem CR (Ambien CR®), and Alfuzosin (Uroxatral®). Initial development costs included a down-payment of $375 for each development project and if research and development costs exceeded $750, the Company would reimburse Abrika for 50% of such developmental costs. The Company incurred $1,722 in 2006 which was charged to research and development expenses. Alfuzosin and Nifedipine XL are to be developed and marketed by Abrika and Methylphenidate LA and Zolpidem CR will be marketed by the Company. The agreement is set for a fifteen year term from commercial launch. Net profits are to be split equally between the parties.
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
AstraZeneca LP (“AstraZeneca”)
     On August 10, 2006, the Company and AstraZeneca entered into a distribution agreement (“the AstraZeneca Agreement”), pursuant to which the Company is marketing Metoprolol Succinate (“Metoprolol”), supplied and licensed from AstraZeneca. Under this agreement, AstraZeneca has agreed to manufacture the product and the Company has agreed to pay AstraZeneca a percentage of the Company’s profit for the product, as defined in the agreement.
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
GlaxoSmithKline plc (“GSK”)
     In December 2005, in conjunction with Ivax/Teva agreements, the Company was also assigned a supply agreement (the “GSK Amoxicillin Supply Agreement”) with GSK, dated June 22, 2004. Under the GSK Amoxicillin Supply Agreement, GSK has agreed to manufacture the product and the Company has agreed to pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement.
     On July 14, 2004, the Company and GSK and certain of its affiliates entered into a supply and distribution agreement (the “GSK Fluticasone Supply Agreement”), pursuant to which the Company is marketing Fluticasone, supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico. Under the GSK Fluticasone Agreement, GSK has agreed to manufacture the product and the Company has agreed pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement.

     The Company and GSK and certain of its affiliates entered into a license and supply agreement (the “GSK Paroxetine Supply Agreement”), dated April 16, 2003, pursuant to which the Company is marketing paroxetine, supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico. Under the GSK Paroxetine Supply Agreement, GSK has agreed to manufacture the product and the Company has agreed to pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement. Pursuant to the GSK Paroxetine Supply Agreement, GSK is entitled to suspend the Company’s right to distribute paroxetine if at any time another generic version of Paxil® is not being marketed. Effective January 15, 2007, the GSK Paroxetine Supply Agreement was terminated. The Company’s obligation to pay GSK a percentage of net sales of the product continues through September 30, 2007.
Pentech Pharmaceuticals, Inc.
     In November 2002, the Company amended its agreement (the “Pentech Supply and Marketing Agreement”) with Pentech Pharmaceuticals, Inc. (“Pentech”), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2,000, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2,000 were fully creditable against profit payments to Pentech. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company and Pentech are currently in litigation regarding a dispute over the gross profit share amount. See Note 16 - “Commitments, Contingencies and Other Matters.”
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
Genpharm, Inc.
     Pursuant to the Genpharm Distribution Agreement, the Company had the exclusive distribution rights within the U.S. and certain U.S. territories to approximately 40 generic pharmaceutical products. In August 2006, the Company and Genpharm entered into a settlement agreement and release of claims (“Settlement Agreement”), pursuant to which 19 products have been terminated. Refer to Note 16 below. To date, 14 of such remaining products have obtained FDA approval and are currently being marketed by the Company. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are five ANDAs for potential products (four of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.
Payables Due To Supply and Distribution Agreement Partners
     Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits or a percentage of net sales, as defined in each agreement. As of December 31, 2006 and 2005, the Company had payables due to distribution agreement partners of $89,585 and $46,937, respectively.
Note 12 - Short-Term and Long-Term Debt:
Short-Term Debt
     The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of December 31, 2006 and 2005, the Company had recorded $4,404 and $2,693, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt

	December 31,	December 31,
	2006	2005
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	65	2,319

	200,065	202,319
Less current portion	(200,065)	(318)

	$—	$202,001

(a)	Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased. The Company may not redeem the notes prior to their maturity date. On December 31, 2006, the senior subordinated convertible notes had a quoted market value of $185,250. See “Legal Proceedings” in Note 16, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability as of December 31, 2006 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

(b)	Includes primarily amounts due under capital leases for computer equipment.
     Long-term debt maturities during the next five years, including the portion classified as current, are as follows: $65 in 2007. In addition, the Company has senior subordinated convertible notes in the aggregate principal amount of $200,000 that will mature on September 30, 2010, unless earlier converted, accelerated or repurchased.
     During 2006, 2005 and 2004, the Company incurred interest expense of $6,781, $6,793 and $6,804, respectively. Interest accrued on the senior subordinated convertible notes since September 30, 2006 is payable on March 30, 2007.
Note 13 - Earnings Per Share:
     The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2006	2005	2004
Income from continuing operations	$6,741	$11,821	$10,573
Loss from discontinued operations	—	(4,957)	(4,942)
Loss from disposal	—	(38,018)	—
Benefit for income taxes	—	(15,845)	(1,927)

Loss from discontinued operations	—	(27,130)	(3,015)

Net income (loss)	$6,741	$(15,309)	$7,558

Basic:
Weighted average number of common shares outstanding	34,422	34,191	34,142

Income from continuing operations	$0.20	$0.35	$0.31
Loss from discontinued operations	—	(0.79)	(0.09)

Net income (loss) per share of common stock	$0.20	$(0.44)	$0.22

	For the Years Ended December 31,
	2006	2005	2004

Assuming dilution:
Weighted average number of common shares outstanding	34,422	34,191	34,142
Effect of dilutive securities	231	244	731

Weighted average number of common and common equivalent shares outstanding	34,653	34,435	34,873

Income from continuing operations	$0.19	$0.35	$0.30
Loss from discontinued operations	—	(0.79)	(0.09)

Net income (loss) per share of common stock	$0.19	$(0.44)	$0.21
     Outstanding options and warrants of 4,950, 3,612, and 1,479 as of December 31, 2006, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share because their exercise prices were greater than the average market price of the common stock and would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes were not included in the computation of diluted earnings per share as of December 31, 2006. The warrants are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share.
Note 14 - Stockholders’ Equity:
Preferred Stock
     In 1990, the Company’s stockholders authorized 6,000 shares of preferred stock, par value $.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance. At December 31, 2006 and 2005, the Company did not have any preferred stock issued and outstanding.
Dividends
     The Company did not pay any dividends to holders of its common stock in 2006, 2005 or 2004. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its future earnings and available cash to fund the growth of its business and does not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of its Board of Directors.
Comprehensive (loss) income

	For the Years Ended December 31,
	2006	2005	2004
Net income (loss)	$6,741	$(15,309)	$7,558

Other comprehensive gains (losses):
Defined benefit pension plan, net of tax	267	(134)	(61)
Unrealized gain (loss) on marketable securities, net of tax	1,205	(1,165)	1,084

Other comprehensive gains (losses)	1,472	(1,299)	1,023

Comprehensive income (loss)	$8,213	$(16,608)	$8,581

     The following table summarizes the reclassification adjustments for gains (losses) on marketable securities that were realized for each year and included in net income:

	2006	2005	2004
Unrealized gain on marketable securities, net of tax	$3,171	$8,603	$1,084
Add: reclassification adjustment for net gains included in net income, net of tax	(1,966)	(9,768)	—

Net unrealized gain (loss) on marketable securities, net of tax	$1,205	$(1,165)	$1,084

The reconciliation of the minimum pension liability for years ended December 31, 2006 and 2005 is as follows:

	Minimum pension liability for defined benefit pension plan
	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount
Balance, December 31, 2004	$(217)	$84	$(133)
(Decrease) increase in minimum pension liability	(218)	84	(134)

Balance, December 31, 2005	$(435)	$168	$(267)
Increase (decrease) in minimum pension liability	435	(168)	267

Balance, December 31, 2006	$—	$—	$—

The reconciliation of the unrealized gains and losses on marketable securities for years ended December 31, 2006 and 2005 is as follows:

	Unrealized (Loss) / Gain on Marketable Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2004	$(772)	$301	$(471)
Unrealized (loss) on marketable securities	(1,926)	761	(1,165)

Balance, December 31, 2005	$(2,698)	$1,062	$(1,636)
Unrealized gain on marketable securities	1,994	(789)	1,205

Balance, December 31, 2006	$(704)	$273	$(431)

Treasury Stock
     In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 shares of its common stock for approximately $32.2 million pursuant to the program. The Company may still repurchase up to approximately $17.8 million of its common stock under the above plan. In the 2006, 41 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
Purchased Call Options
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

Stock Options
     The following is a summary of stock option activity in each of the periods as indicated:

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,134	$37.86	4,217	$37.78	3,376	$28.83
Granted	1,348	28.35	1,218	37.21	1,382	56.30
Exercised	(402)	21.26	(113)	19.24	(385)	23.24
Canceled	(610)	44.56	(188)	43.08	(156)	44.81
Outstanding at end of year	5,470	$36.00	5,134	$37.86	4,217	$37.78
          At December 31, 2006, 2005 and 2004, exercisable options amounted to 3,549, 3,392 and 1,232, respectively. The weighted average exercise prices of the options for these periods were $38.33, $39.37 and $29.89, respectively.
     In 2004, the Company’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”). The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of the Company or others. The 2004 Plan became effective on April 8, 2004 and will continue until April 8, 2014 unless terminated sooner. The Company has reserved 5,393 shares of common stock for issuance of stock options and reserved an additional 2,597 shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years. In 2005, the Company granted 223 restricted shares of common stock to certain key employees and 18 restricted stock units to certain directors. In 2004, the Company issued 45 restricted shares of common stock to an employee and two restricted stock units to a director. The restricted stock and the restricted stock units vest over four years.
     In 2001, the Company’s stockholders approved the 2001 Performance Equity Plan (the “2001 Plan”), which was subsequently amended at the Company’s 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company or to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless earlier terminated. After adopting the 2004 Plan, the Company decreased the shares of common stock reserved for issuance under the 2001 Plan to 4,917. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board.
     In 2000, the Board adopted the 2000 Performance Equity Plan (the “2000 Plan”), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company has reserved 1,025 shares of common stock for issuance under the 2000 Plan. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Stock Option Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.
     In 1998, the Company’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors’ Plan became effective October 28, 1997 and will continue until October 28, 2013 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years. Pursuant to the 2003 amendment, the Company increased the number of shares of common stock for issuance under the 1997 Directors’ Plan to 650 and extended the expiration date of the 1997 Directors’ Plan from October 28, 2007 to October 28, 2013.
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
Note 15 - Income Taxes:
     The components of the Company’s (benefit) provision for income taxes on income from continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Current income tax (benefit) provision:
Federal	$3,016	$(4,197)	$49,129
State	2,476	(781)	7,499

	5,492	(4,978)	56,628

Deferred income tax (benefit) provision:
Federal	(1,301)	(931)	(45,198)
State	(2,137)	183	(6,512)

	(3,438)	(748)	(51,710)

	$2,054	$(5,726)	$4,918

Deferred tax assets and (liabilities) as of December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable	$52,546	$52,831
Inventories	9,133	9,870
Accrued expenses	2,109	524
Purchased call options	11,523	14,098
Intangible assets	29,153	29,992
Net operating loss carryforwards	4,297	7,076
Investments	275	4,077
Asset impairments	6,738	6,323
BMS asset purchase agreement	1,648	1,247
Stock options and restricted shares	10,535	3,234
Investment in joint venture	1,609	1,354
Deferred income	688	836
Other	2,703	206

Total deferred tax assets	132,957	131,668

Deferred tax liabilities:
Fixed assets	(5,658)	(5,810)
Distribution agreements	(1,831)	(2,113)

Total deferred tax liabilities	(7,489)	(7,923)

Less valuation allowance	(3,818)	(3,572)

Net deferred tax asset	$121,650	$120,173

     The Company had net operating loss (“NOL”) carryforwards at December 31, 2006 of approximately $78 million for state income tax purposes, which begin expiring in 2010. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. The valuation allowance, which consists of state NOLs, was increased in 2006 by $246 for state NOL carryforwards which may not be realizable due to expected operations of certain subsidiaries in those states.
     The exercise of stock options in 2006 and 2005, respectively, resulted in tax benefits of $741 and $591, which were credited to additional paid-in capital. In 2006, the Company recorded a credit of $2,495 in additional paid-in-capital due to the resolution of certain tax contingencies. In the third quarter of 2005, the Company recorded a tax benefit of $7,218 and recorded a credit in additional paid-in-capital of $16,819 due to the resolution of certain tax contingencies. The Company has certain reserves for tax contingencies for other specified matters.
     The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	3	4	4
Research and development tax credit benefit	(19)	(3)	—
Resolution of tax contingencies	—	(118)	—
Other	4	(12)	(7)

Effective tax rate	23%	(94)%	32%

Note 16 - Commitments, Contingencies and Other Matters:
  Leases
     At December 31, 2006, the Company had minimum rental commitments aggregating $23,344 under non-cancelable operating leases expiring through 2014. Amounts payable there under are $5,061 in 2007, $5,061 in 2008, $4,813 in 2009, $4,129 in 2010, $1,926 in 2011 and $2,354 thereafter. Rent expense charged to operations in 2006, 2005 and 2004 was $4,389, $3,211 and $2,977, respectively.
  Retirement Savings Plan
     The Company has a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”). Participants in the Retirement Savings Plan become vested with respect to 20% of the Company’s contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. The Company incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1,217 in 2006, $1,011 in 2005, $876 in 2004. The Company did not make a discretionary contribution to the Retirement Savings Plan for 2006. The Company did make discretionary contributions to the Retirement Savings Plan of approximately $2,700 for 2005 and $2,057 for 2004.
Defined Benefit Plan
     The Company had maintained a defined benefit plan (the “Pension Plan”) that covered eligible employees, as defined in the Pension Plan. The Company, upon the recommendation of the Audit Committee of its Board, determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service.
     The Pension Plan has been settled in the second quarter of 2007. The Company received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and has filed the appropriate notice with the Pension Benefit Guaranty Corporation. Concurrent with the approval of the termination, the Company distributed benefits or purchased annuities to cover each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. The Company recorded a loss of $88 in the fourth quarter of 2006 related to the settlement. No further financial impacts are anticipated in 2007 related to the settlement.
     The Pension Plan had been frozen since October 1, 1989. Because the benefits under the Pension Plan were based on the participants’ length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal

Revenue Service limitations), service costs subsequent to October 1, 1989 were excluded from benefit accruals under the Pension Plan. The funding policy for the Pension Plan was to contribute amounts that are actuarially determined as necessary to provide sufficient assets to meet the benefit requirements of the Pension Plan retirees. The measurement date of November 1 was used to value the assets and liabilities each year.
     The primary investment objectives of the Pension Plan were: (i) to obtain a reasonable long-term return consistent with the level of risk assumed (specific return objectives may include fund performance that exceeds the rate of inflation, the assumed actuarial discount rate and/or the total fund policy return, which is typically defined as the return of a passively managed benchmark comprised of the target portfolio weights to each asset class); (ii) to control the cost of funding the Pension Plan within prudent levels of risk through the investment of Pension Plan assets; and (iii) to provide diversification of assets in an effort to avoid the risk of large losses and to maximize the investment return to the Pension Plan consistent with market and economic risk.
     Throughout 2006, the majority of the Pension Plan assets were invested in short-term, high quality debt securities including money market funds, stable value funds and guaranteed interest arrangements. The fair value of the assets of the Pension Plan at December 31, 2006 and 2005 are set forth in the table below.

	December 31,	December 31,
	2006	2005
Equity securities	$—	$861
Debt securities	2,103	1,252

Total assets	$2,103	$2,113

     Net pension expense (benefit) for 2006, 2005 and 2004 included the components set forth in the table below.

	For the Years Ended December 31,
	2006	2005	2004
Interest cost	$117	$122	$124
Expected return on Pension Plan assets	(100)	(129)	(135)

Net pension expense (benefit)	17	$(7)	$(11)

     The weighted-average assumptions used to determine benefit obligations for the Pension Plan at December 31, 2006 and 2005 included discount rates of 5.00% and 5.00%, respectively. The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 included discount rates of 5.00%, 5.50% and 5.75%, respectively, and the expected long-term rates of return on Plan assets of 5.00%, 6.25% and 6.50%, respectively.
     The following provides a reconciliation of the Pension Plan’s benefit obligations, assets and funded status.

	December 31,	December 31,
	2006	2005
Change in Benefit Obligations
Benefit obligation at the beginning of the year	$2,451	$2,309
Interest cost	117	122
Actuarial (gain) loss	(313)	161
Benefits paid	(152)	(141)

Benefit obligation at the end of the year	$2,103	$2,451

Change in Plan Assets
Fair value of Pension Plan assets at the beginning of the year	$2,113	$2,154
Actual return on assets	135	73
Employer contributions	7	27
Benefits paid	(152)	(141)

Fair value of Pension Plan assets at the end of the year	$2,103	$2,113

Funded Status of Plan
Over (under) funded status	$—	$(337)
Unrecognized net actuarial (gain) loss	—	435

Net amount recognized	$—	$98

     Amounts recognized in the consolidated balance sheets consist of:

	December 31,	December 31,
	2006	2005
Prepaid benefit cost	$—	$—
Accrued benefit cost	—	(337)
Accumulated other comprehensive loss	—	435

Net amount recognized	$—	$98

     The Company recorded an additional minimum pension liability for under funded plans of $435 at December 31, 2005 representing the excess of under funded accumulated benefit obligations over previously recorded pension cost liabilities. The excess minimum pension liability resulted in a cumulative charge to equity of $0 and $435 as of December 31, 2006 and 2005, respectively. The Pension Plan covered 48 active and 24 terminated vested participants at December 31, 2006.
Legal Proceedings
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
     In an agreement dated September 7, 2006, the Company and Three Rivers Pharmaceuticals, LLC (“Three Rivers”) terminated their relationship related to certain agreements, licenses and other undertakings pertaining to the development, manufacture, and distribution of pharmaceutical products containing ribavirin as an active ingredient (Riba-Pak and the generic equivalents of Rebetol and Copegus, known as Ribasphere). The Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including certain assets and the assumption of certain liabilities, to Three Rivers for $6.6 million. The Company recognized a pre-tax gain of approximately $3 million in the third quarter of 2006. As a result of the agreement, a wholesaler returned inventory to the Company, which resulted in a pre-tax loss of approximately $1.9 million in the third quarter of 2006. The agreement provides for certain milestone payments on future sales of ribavirin related products, up to $3 million.
     The Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however, the Company at this time is not able to estimate the possible loss or range of loss, if any associated with these legal proceedings. Accordingly, no assurances can be given that such litigations will not have a material adverse effect on the Company’s financial condition, results of operations, prospects or business.
          Corporate Litigation
     As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement that it will restate certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its proposed restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested in December 2006. The SEC has not contacted the Company about its informal investigation since the Company filed its Annual Report on Form 10-K/A for 2005 on March 13, 2007.
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
     The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. Under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.
     After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. Until the matter is resolved, the Company is recording the payment obligations as a current liability on the consolidated balance sheet as of December 31, 2006 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.
   Patent Related Matters
          On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph

IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. The Company intends to defend vigorously this action and pursue its counterclaims against Valeant, if the settlement agreement is not finalized within the allotted time period.
     On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company’s motion the Court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.
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
     On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the “2002 Litigation”). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the “‘221 Patent”), containing original claim 6 from the ‘691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the “2006 Litigation”). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali’s and the Company’s motions for summary judgment that claim 6 of the ‘221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company’s ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil’s motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining ‘221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company’s counterclaims for invalidity, unenforceability and intervening rights as to the ‘221 Patent. Ortho-McNeil has opposed the Company’s requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, The Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.
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
     In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GSK filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK’s sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.
     On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company denies Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

     On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and Par and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. The Company intends to defend vigorously this action and pursue its counterclaims against Abbott and Astellas.
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
     On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the ‘887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company’s 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the ‘887 patent.
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
     Finally, on April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys’ fees, experts’ fees, and costs; and other relief deemed just and equitable by the Court.
          Other
     The Company is, from time to time, a party to certain other litigations, including product liability litigations. The Company believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. The Company intends to defend or, in cases where the Company is plaintiff, to prosecute these litigations vigorously.
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
     The following table shows revenues and pre-tax loss from the discontinued operations:

	For the Years Ended December 31,
	2005	2004
Revenues	$150	$909
Pre-tax loss from operations	(4,957)	(4,942)
Pre-tax loss on sale of discontinued operations	(38,018)	—
      The following table shows the carrying amount of the assets and liabilities of FineTech as of December 31, 2005:

December 31,
2005
Inventory	$838
Other current assets	134
Property, plant and equipment, net	972
Intangibles	—
Goodwill	—
Deferred tax applicable to discontinued operations	—

Total assets held for sale	1,944

December 31,
2005
Accounts payable	1,381
Accrued expenses	563

Total liabilities	1,944

Net assets held for sale	$—

Note 18- Segment Information:
     As of the third quarter of 2005, the Company operates in two reportable business segments: generic pharmaceuticals and brand pharmaceuticals. Brand products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.
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
     The financial data for the business segments are as follows:

	2006	2005	2004
Revenues:
Generic	$675,938	$417,384	$647,975
Brand	49,230	14,872	—

Total revenues	725,168	432,256	647,975

Gross margin:
Generic	183,543	143,736	211,987
Brand	34,405	10,966	—

Total gross margin	217,948	154,702	211,987

Operating income (loss):
Generic	39,028	34,159	44,640
Brand	(31,306)	(41,262)	(26,482)

Total operating income (loss)	7,722	(7,103)	18,158
Other income (expense), net	126	(831)	63
Equity loss from joint venture	(663)	(534)	(795)
Net investment (loss) gain	(583)	16,013	—
Interest income	8,974	5,343	4,869
Interest expense	(6,781)	(6,793)	(6,804)
Provision (benefit) for income taxes	2,054	(5,726)	4,918

Income from continuing operations	$6,741	$11,821	$10,573
     The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its brand operations. Therefore, such allocations by segment are not provided.

     The Company’s top selling products were as follows:

	2006	2005	2004
Product
Generic
Fluticasone (Flonase® )	$235,454	$—	$—
Various amoxicillin products (Amoxil®)	59,257	—	—
Cabergoline (Dostinex®)	34,824	2,347	—
Tramadol HCl and acetaminophen tablets (Ultracet®)	26,524	67,817	—
Quinapril (Accupril®)	20,049	15,372	1,623
Fluoxetine (Prozac®)	19,315	23,463	49,662
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	17,224	18,308	16,445
Lovastatin (Mevacor®)	16,314	16,650	28,302
Megestrol oral suspension (Megace® )	14,990	24,699	65,439
Cefprozil (Cefzil®)	11,879	563	—
Paroxetine (Paxil®)	11,034	37,449	213,781
Mercatopurine (Purinethol®)	10,652	16,107	24,315
Glyburide & Metformin HCl (Glucovance®)	7,613	8,023	35,268
Metformin ER (Glucophage XR®)	6,347	4,751	23,185
Ranitidine (Zantac®)	6,058	7,713	22,359
Tizanidine (Zanaflex®)	2,317	1,156	10,772
Other product related revenues (2)	17,290	20,130	21,498
Other (1)	158,797	152,836	135,326

Total generic revenues	$675,938	$417,384	$647,975

Brand
Megace® ES	$43,379	$13,908	$—
Other	3,351	964	—
Other product related revenues (2)	2,500	—	—

Total brand revenues	$49,230	$14,872	$—

(1)	The further detailing of annual revenues of the other approximately 65 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2006.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa®, and quinapril, the generic version of Accupril®. Other product related revenues included in the Brand business relate to a co-promotion arrangement with Solvay. For 2005, other product related revenues also included a $6,000 payment from a business partner to compensate the Company for lost revenue on a terminated product manufacturing and supply agreement.
Major Customers
     The Company’s top four customers, McKesson Drug Co., Cardinal Health, Inc., AmerisourceBergen and Walgreens, accounted for approximately 14%, 12%, 7% and 10%, respectively, of its total revenues in 2006, 14%, 9%, 9% and 8%, respectively, of its total revenues in 2005 and 15%, 13%, 13% and 9%, respectively, of its total revenues in 2004.
Note 19 – Investment in Joint Venture:
     On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of December 31, 2006, the Company’s net investment in SVC totaled $5,292. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted.

Note 20 – Restructuring Costs:
     In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. During the fourth quarter of 2006, the Company recorded a restructuring charge of approximately $1.0 million related to employee termination benefits that were paid out during the first half of 2007. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. The restructuring charge is reflected as part of research and development and selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2006 and primarily related to the generic business.
Note 21 – Subsequent Events:
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
     In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale debt and marketable equity securities, experienced a severe reduction in value. As of December 31, 2006, this investment had a cost basis of $6.0 million and an associated fair value of approximately $6.3 million. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. There is a high probability of a total loss in this investment. The Company accordingly will record an investment loss in 2007.
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
     In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007.
     In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20.0 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.
     In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. Under terms of the agreement, the Company made a $5.0 million equity investment in Hana. In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product’s pharmacokinetic profile and resubmit the NDA to the FDA. In addition, as part of the Company’s strategy to continue to concentrate resources on supportive care in AIDS and oncology, the Company has returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.

     In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a Delaware company. The stock purchase represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. Concurrently, the Company announced that it entered into a separate agreement with IPC Corp. to collaborate in the development and marketing of four modified release generic drug products. IPC Corp. is a Toronto-based specialty pharmaceutical company with which the Company previously has entered into single-product agreements covering the development and marketing of two modified release generic drug products. Under the terms of the new agreement, IPC Corp. will develop the four modified release products and the Company will provide development, regulatory and legal support for the applications. IPC Corp. will be eligible to receive development and post-launch milestone payments. The Company will have exclusive rights to market, sell and distribute the products in the U.S. and receive a majority share of the profits from the sales of each product.
Note 22- Unaudited Selected Quarterly Financial Data:
     Unaudited selected quarterly financial data for 2006 and 2005 are summarized below:

	Fiscal Quarters Ended
	April 1,					December 31,
	2006	July 1, 2006		September 30, 2006		2006
		As previously		As previously
		reported	Restated	reported	Restated
Total revenues	$172,318	$195,238	$195,238	$173,979	$173,979	$183,633
Gross margin	49,168	54,767	54,767	55,060	55,060	58,953
Total operating expenses	42,194	60,498	61,748	52,627	49,573	56,711
Operating income (loss)	6,974	(5,731)	(6,981)	2,433	5,487	2,242
Non-operating (expense) income	(3)	(4,826)	(3,576)	3,415	361	4,291
Income (loss) for continuing operations	4,514	(7,205)	(7,205)	4,387	4,387	5,045
Loss from discontinued operations	—	—	—	—	—	—
Net income (loss)	$4,514	$(7,205)	$(7,205)	$4,387	$4,387	$5,045

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.13	$(0.21)	$(0.21)	$0.13	$0.13	$0.15
Loss from discontinued operations	—	—	—	—	—	—

Net income (loss)	$0.13	$(0.21)	$(0.21)	$0.13	$0.13	$0.15
Diluted:
Income (loss) for continuing operations	$0.13	$(0.21)	$(0.21)	$0.13	$0.13	$0.15
Loss from discontinued operations	—	—	—	—	—	—

Net income (loss)	$0.13	$(0.21)	$(0.21)	$0.13	$0.13	$0.15
     Subsequent to the issuance of the Company’s quarterly reports on Form 10-Q/A for the quarterly periods ended July 1, 2006 and September 30, 2006, the Company identified errors in the classification of certain expenses and gains relating to contractual settlements which are described in Note 16. Accordingly, the consolidated statement of operations for the quarter ended July 1, 2006 has been restated to correctly classify $1,250 related to the settlement with Genpharm as operating expense rather than non-operating expense as previously reported. The consolidated statement of operations for the quarter ended September 30, 2006 has been restated to correctly classify the gain on sale of certain product rights to Three Rivers of $3,054 as operating income rather than non-operating income as previously reported.

	Fiscal Quarters Ended
	April 2, 2005	July 2, 2005	Oct. 1, 2005	Dec. 31, 2005
Total revenues	$102,974	$131,600	$99,604	$98,078
Gross margin	37,295	63,714	33,172	20,521
Total operating expenses	35,761	42,978	44,167	38,899
Operating income (loss)	1,534	20,736	(10,995)	(18,378)
Non-operating income (expense)	907	(7,373)	20,473	(809)
Income (loss) for continuing operations	1,656	8,052	12,809	(10,696)
Loss from discontinued operations	(717)	(830)	(566)	(25,017)
Net income (loss)	$939	$7,222	$12,243	$(35,713)

Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.05	$0.24	$0.37	$(0.31)
Loss from discontinued operations	(0.02)	(0.03)	(0.02)	(0.73)

Net income (loss)	$0.03	$0.21	$0.35	$(1.04)
Diluted:
Income (loss) for continuing operations	$0.05	$0.23	$0.37	$(0.31)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.73)

Net income (loss)	$0.03	$0.21	$0.35	$(1.04)