Form 10-Q
period 2007-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-11-21
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of November 9, 2007: 33,823,950

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and April 1, 2006	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and April 1, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)
ASSETS	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$141,477	$120,991
Available for sale debt and marketable equity securities	119,754	92,120
Accounts receivable, net	147,030	99,043
Inventories	87,674	106,322
Prepaid expenses and other current assets	23,215	15,833
Deferred income tax assets	72,104	72,105
Income taxes receivable	6,608	12,422
Total current assets	597,862	518,836

Property, plant and equipment, at cost less accumulated depreciation and amortization	86,354	89,155
Available for sale debt and marketable equity securities	4,710	7,652
Investment in joint venture	5,304	5,292
Other investments	4,588	16,588
Intangible assets, net	44,674	47,880
Goodwill	63,729	63,729
Deferred charges and other assets	6,917	16,000
Non-current deferred income tax assets, net	49,278	49,545
Total assets	$863,416	$814,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$202,632	$204,469
Accounts payable	33,690	48,297
Payables due to distribution agreement partners	89,635	89,585
Accrued salaries and employee benefits	12,444	15,510
Accrued expenses and other current liabilities	22,154	18,833
Income taxes payable	20,815	16,974
Total current liabilities	381,370	393,668

Long-term debt, less current portion	-	-
Other long-term liabilities	13,246	-
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 36,335,215 and 35,901,276 shares	364	359
Additional paid-in-capital	257,394	254,013
Retained earnings	241,766	200,256
Accumulated other comprehensive gain (loss)	3,209	(431)
Treasury stock, at cost 920,558 and 889,245 shares	(33,933)	(33,188)
Total stockholders’ equity	468,800	421,009
Total liabilities and stockholders’ equity	$863,416	$814,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended
	March 31, 2007	April 1, 2006

Revenues:
Net product sales	$222,589	$169,037
Other product related revenues	11,621	3,281
Total revenues	234,210	172,318
Cost of goods sold	146,521	123,150
Gross margin	87,689	49,168
Operating expenses:
Research and development	14,039	13,852
Selling, general and administrative	32,557	28,342
Settlements, net	(578)	-
Total operating expenses	46,018	42,194
Gain on sale of product rights	(20,000)	-
Operating income	61,671	6,974
Other expense, net	(19)	(39)
Equity in loss of joint venture	(148)	(253)
Realized gain on sale of marketable securities	1,397	-
Interest income	2,684	1,983
Interest expense	(1,718)	(1,694)
Income before provision for income taxes	63,867	6,971
Provision for income taxes	22,353	2,457
Net income	$41,514	$4,514

Earnings per share of common stock:
Basic	$1.20	$0.13
Diluted	$1.19	$0.13

Weighted average number of common shares outstanding:
Basic	34,618	34,259
Diluted	34,997	34,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$41,514	$4,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	-	(6,720)
Depreciation and amortization	7,347	5,279
Equity in loss of joint venture	148	253
Allowances against accounts receivable	7,978	16,703
Share-based compensation expense	3,702	5,543
Gain on sale of investments	(1,397)	-
Tax benefit on exercise of nonqualified stock options	138	655
Excess tax benefit on exercise of nonqualified stock options	(138)	(640)
Tax deficiency related to vesting of restricted stock	(683)	-
Other	102	25
Changes in assets and liabilities:
Increase in accounts receivable	(55,965)	(105,703)
Decrease (increase) in inventories	18,648	(11,169)
Decrease in prepaid expenses and other assets	1,858	4,888
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(7,458)	694
Increase in payables due to distribution agreement partners	50	52,814
Increase in income taxes payable/receivable	20,843	9,422
Net cash provided by (used in) operating activities	36,687	(23,442)

Cash flows from investing activities:
Capital expenditures	(1,719)	(6,110)
Purchases of intangibles	(600)	(14,137)
Purchases of available for sale debt and marketable equity securities	(36,415)	-
Proceeds from sale of available for sale debt and marketable equity securities	31,085	-
Acquisition of subsidiary, contingent payment	(5,000)	(2,500)
Capital contributions to joint venture	(1,244)	(261)
Advance for product rights	-	(9,000)
Net cash used in investing activities	(13,893)	(32,008)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	124	8,756
Excess tax benefits on exercise of nonqualified stock options	138	640
Purchase of treasury stock	(745)	(567)
Payments of short-term debt related to financed insurance premiums	(1,805)	(1,059)
Principal payments under long-term and other borrowings	(20)	(95)
Net cash (used in) provided by financing activities	(2,308)	7,675

Net increase (decrease) in cash and cash equivalents	20,486	(47,775)
Cash and cash equivalents at beginning of period	120,991	93,477
Cash and cash equivalents at end of period	$141,477	$45,702

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$2,056	$139
Interest	$2,926	$2,901

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$6,022	$2,338
Capital expenditures incurred but not yet paid	$112	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 31, 2007 and for the three-month periods ended March 31, 2007 and April 1, 2006 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements. Accordingly, these statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 – Recent Accounting Pronouncements:

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Earlier adoption is not permitted. The Company will adopt the provisions of EITF 07-3 prospectively, beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  The Company is currently evaluating the potential impact of adopting SFAS 159 on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.

In June 2006, the FASB issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which is effective as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption on January 1, 2007, the Company analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. See Note 10, “Income Taxes.”

Note 3 – Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value. Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. In accordance with SFAS 123R, $138 and $640 of excess tax benefits for the three months ended March 31, 2007 and April 1, 2006, respectively, have been classified as both an operating cash outflow and financing cash inflow.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.

As of March 31, 2007, there were approximately 3.5 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $415 in the quarter ended April 1, 2006. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record total compensation expense of $1,115, of which $695 was recorded for the three months ended April 1, 2006 and $806 for the full year of 2006. The Company recorded $33 for the three months ended March 31, 2007 and the remaining $276 will be amortized over the remaining vesting period of the modified options.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three months ended March 31, 2007	For the three months ended April 1, 2006
Risk-free interest rate	4.6%	4.4%
Expected life (in years)	6.2	6.23
Expected Volatility	53.8%	58.3%
Dividend	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month periods ended March 31, 2007 and April 1, 2006 were $13.86 and $19.47, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month periods ended March 31, 2007 and April 1, 2006:

	For the three months ended
	March 31, 2007	April 1, 2006

Cost of sales	$168	$304
Research and development	422	759
Selling, general and administrative	1,518	2,883
Total, pre-tax	$2,108	$3,946
Tax benefit of share-based compensation	(822)	(1,539)
Total, net of tax	$1,286	$2,407

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.04 per share for the three-month period ended March 31, 2007 and by $0.07 per share for the three-month period ended April 1, 2006.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance at December 31, 2006	5,470	$36.00
Granted	399	24.45
Exercised	(19)	6.61
Forfeited	(258)	34.54
Balance at March 31, 2007	5,592	$35.32	6.53	$7,018
Exercisable at March 31, 2007	3,792	$38.23	5.40	$4,311
Vested and expected to vest at March 31, 2007	5,304	$35.34	6.38	$6,841

The total fair value of shares vested during the three-month periods ended March 31, 2007 and April 1, 2006 was $6,501 and $4,192, respectively. As of March 31, 2007, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $22,769. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.7 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.

In the quarter ended March 31, 2007, the Company accelerated the vesting of 7 outstanding non-vested restricted shares in connection with the termination of an executive. The effect of this acceleration resulted in additional compensation expense of $154 in the quarter ended March 31, 2007.

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 31, 2007 and April 1, 2006 was as follows:

	For the three months ended
	March 31, 2007	April 1, 2006

Cost of sales	$115	$89
Research and development	288	528
Selling, general and administrative	1,191	949
Total, pre-tax	$1,594	$1,566
Tax benefit of stock-based compensation	(622)	(610)
Total, net of tax	$972	$956

The following is a summary of the Company’s restricted stock activity (shares in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2006	494	$32.92
Granted	409	24.27
Vested	(145)	36.10
Forfeited	(13)	27.73
Non-vested balance at March 31, 2007	745	$27.65	$18,726

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2006	245	$23.46
Granted	16	26.13
Vested	(9)	35.82
Forfeited	-	-
Non-vested balance at March 31, 2007	252	$23.21	$6,328

As of March 31, 2007, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $22,780; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.1 years. At March 31, 2007, approximately 1.3 million shares remain available for restricted stock and restricted stock unit grants.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company. As a result, there was no Program activity during the three months ended March 31, 2007. Employees purchased 7 shares during the three-month period ended April 1, 2006 and the Company recorded expense of $27, reflecting a 15% discount from fair market value, in accordance with the terms of the Program at that time.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At March 31, 2007 and December 31, 2006, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at March 31, 2007:
				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by government agencies	$46,239	$-	$(188)	46,051
Debt securities issued by various state and local municipalities and agencies	13,858	-	(95)	13,763
Other debt securities	20,996	186	(365)	20,817
Auction rate securities	31,551	-	-	31,551
Available for sale debt securities	112,644	186	(648)	112,182

Marketable equity securities available for sale (see Note 5)	6,562	5,720	-	12,282

Total	$119,206	$5,906	$(648)	$124,464

Of the $648 of unrealized loss as of March 31, 2007, $624 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment. Refer to Note 16, “Subsequent Events”, for discussion of events affecting the carrying value of an investment in a fund included in other debt securities in the above table.

Auction Rate Securities

Auction rate securities have been classified as short-term available for sale debt securities. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset. All of the Company’s auction rate securities are tax-exempt or tax-advantaged. All of the Company's auction rate securities are tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities are insured by AAA rated insurance companies.

The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	Loss	Value
Securities issued by government agencies	$66,238	$-	$(341)	$65,897
Debt securities issued by various state and local municipalities and agencies	13,945	-	(190)	13,755
Other debt securities	16,103	211	(444)	15,870
Auction rate securities	4,250	-	-	4,250
Available for sale debt securities	$100,536	$211	$(975)	$99,772

The following table summarizes the contractual maturities of the Company’s available for sale debt securities at March 31, 2007:

	March 31, 2007
	Cost	Estimated Fair Value
Less than one year	$36,489	$36,450
Due between 1-2 years	21,490	21,288
Due between 2-5 years	15,000	14,957
Due after 5 years	33,624	33,260
Other	6,041	6,227
Total	$112,644	$112,182

“Other” is comprised of an investment in a fund that invests in various floating rate structured finance securities.

Refer to Note 16 - “Subsequent Events,” for discussion of investment loss related to the fund that invests in various floating rate structured finance securities.

Note 5 - Other Investments:

		Unrealized
Balance at March 31, 2007	Carrying Value	Gain	Loss	Fair Value
Abrika Pharmaceuticals, LLLP	$4,588	$-	$-	$4,588

		Unrealized
Balance at December 31, 2006	Carrying Value	Gain	Loss	Fair Value
Abrika Pharmaceuticals, LLLP	$4,588	-	-	$4,588
Optimer Pharmaceuticals, Inc.	12,000	-	-	12,000
Total other investments	$16,588	$-	$-	$16,588

The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer Pharmaceuticals (“Optimer”), a privately-held biotechnology company located in San Diego, California, for $12,000. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million for the three-month period ended March 31, 2007. As of March 31, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $12.3 million based on the market value of Optimer’s common stock at that date. The Company recognized an unrealized gain of $5.7 million for the three months ended March 31, 2007, which was included in other comprehensive income. In October 2007, the Company sold its remaining investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of February 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Difimicin (PAR 101/ OPT-80), an investigational drug to treat Clostridium difficle- associated diarrhea to Optimer. The Company recognized a gain on the sale of product rights of $20,000 related to this transaction for the three months ended March 31, 2007.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika Pharmaceuticals, LLLP (“Abrika”), a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. As part of the merger agreement, the Company has the potential for future “Earnout” payments. The “Earnout” payments would be triggered if the post merger entity achieves certain gross profit targets in each of the calendar years 2007, 2008, and/or 2009. The maximum potential “Earnout” payments that the Company could receive are $6.25 million. The Company does not attribute any value to the “Earnout” payments because the Company believes the likelihood of achievement is remote. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in April 2007.

Note 6 – Accounts Receivable:

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

	March 31, 2007	December 31, 2006
		(a)
Gross trade accounts receivable	$356,195	$300,230
Chargebacks	(47,724)	(51,891)
Rebates and incentive programs	(87,492)	(85,888)
Returns	(48,370)	(42,905)
Cash discounts and other	(25,557)	(18,038)
Doubtful accounts	(22)	(2,465)
Accounts receivable, net	$147,030	$99,043

(a)	Restated to reflect a reclassification to accrued expenses of $4,259 for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

Allowance for doubtful accounts

	For the three month period ended
	March 31, 2007	April 1, 2006
Balance at beginning of period	$(2,465)	$(1,847)
Additions - charge to expense	-	-
Adjustments and/or deductions	2,443	325
Balance at end of period	$(22)	$(1,522)

The following tables summarize the activity for the three months ended March 31, 2007 and April 1, 2006, respectively, in the accounts affected by the estimated provisions described below:

	For the three months ended March 31, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(88,364)	$-	(1)	$92,531	$(47,724)
Rebates and incentive programs	(85,888)	(55,192)	2,699		50,889	(87,492)
Returns	(42,905)	(10,770)	(794)		6,099	(48,370)
Cash discounts and other	(18,038)	(14,382)	211		6,652	(25,557)
Total	$(198,722)	$(168,708)	$2,116		$156,171	$(209,143)

Accrued liabilities (2)	$(10,412)	$(4,644)	$-		$708	$(14,348)

	For the three months ended April 1, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(110,309)	$- (1)	$112,735	$(99,830)
Rebates and incentive programs	(50,991)	(55,165)	-	39,207	(66,949)
Returns	(32,893)	(8,013)	(1,473)	6,523	(35,856)
Cash discounts and other	(15,333)	(11,863)	-	11,330	(15,866)
Total	$(201,473)	$(185,350)	$(1,473)	$169,795	$(218,501)

Accrued liabilities (2)	$(9,040)	$(10,353)	$-	$4,391	$(15,002)

(1)
The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)	Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.

(3)	Restated to reflect a reclassification to accrued expenses of $4,259 for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 55% and 46% of the Company’s net product sales were derived from the wholesale distribution channel for the three months ended March 31, 2007 and April 1, 2006, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under the Medicaid program. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount the Company considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.

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

In February 2007, the Company launched propranolol HCl ER. As is customary and in the ordinary course of business, the Company’s first quarter shipments included initial trade inventory stocking that the Company believes was commensurate with a new product introduction of this magnitude. At the time of launch, the Company was able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar generic product launches and significant existing demand for the product.

Major Customers
The amounts due from the Company’s four largest customers, McKesson Corporation, Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 28%, 20%, 11% and 12%, respectively, of the gross accounts receivable balance at March 31, 2007 and approximately 29%, 17%, 10%, and 14%, respectively, of the gross accounts receivable balance at December 31, 2006.

Note 7 - Inventories:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$22,556	$32,713
Work-in-process	6,802	5,779
Finished goods	58,316	67,830
	$87,674	$106,322

Inventory write-offs were $4,579 and $5,686 for the three month periods ended March 31, 2007 and April 1, 2006, respectively. At March 31, 2007, the Company had inventories related to products that were not available to be marketed of $10,278, comprised of pre-launch inventories of $6,591 and research and development inventories of $3,687.

Note 8 – Property, Plant and Equipment, net:

	March 31, 2007	December 31, 2006
Land	$1,888	$1,888
Buildings	27,402	27,372
Machinery and equipment	55,386	55,210
Office equipment, furniture and fixtures	6,526	6,524
Computer software and hardware	29,587	29,464
Leasehold improvements	15,363	15,393
Construction in progress	1,649	1,250
	137,801	137,101
Less accumulated depreciation and amortization	51,447	47,946
	$86,354	$89,155

Depreciation and amortization expense related to property, plant and equipment was $3,541 and $2,416 for the three months ended March 31, 2007 and April 1, 2006, respectively.

Note 9 - Intangible Assets, net:

	March 31, 2007	December 31, 2006
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $1,230 and $917	$8,771	$9,084
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,640 and $1,421	6,848	7,067
Ivax License Agreement, net of accumulated amortization of $3,504 and $1,845	4,496	6,155
Paddock Licensing Agreement, net of accumulated amortization of $500 and $250	5,500	5,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $6,319 and $6,138	4,514	4,695
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $8,496 and $8,078	3,204	3,621
FSC Laboratories Agreement, net of accumulated amortization of $2,909 and $2,756	2,912	3,066
Intellectual property, net of accumulated amortization of $735 and $667	1,955	2,023
Other intangible assets, net of accumulated amortization of $3,774 and $3,229	1,474	1,419
	$44,674	$47,880

The Company recorded amortization expense related to intangible assets of $3,806 and $2,864, respectively, for the three month periods ended March 31, 2007 and April 1, 2006 and are included in cost of goods sold. During the three-month period ended March 31, 2007, the Company made a $600 milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in “other intangible assets.” Amortization expense related to the intangible assets currently being amortized is expected to total approximately $8,322 for the remainder of 2007, $10,745 in 2008, $7,764 in 2009, $7,197 in 2010, $6,218 in 2011 and $4,428 thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. As of March 31, 2007, the Company believes its net intangible assets are recoverable.

Note 10 - Income Taxes:

On January 1, 2007, the Company adopted FIN 48. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of tax liabilities from current to non-current and did not require adjustment to retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of March 31, 2007. Of this amount $8.8 million, if recognized, would lower the Company’s effective tax rate in future periods. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. Accrued interest and penalties of $3.6 million related to uncertain tax positions as of January 1, 2007 did not change materially and are included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2007.

The IRS is currently examining the Company’s 2003-2005 federal income tax returns. Prior periods have either been audited or are no longer subject to IRS audit. The Company is currently under audit in one state jurisdiction for the years 2003-2005. In most other state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

Current deferred income tax assets at March 31, 2007 and December 31, 2006 consisted of temporary differences primarily related to accounts receivable reserves. Non-current deferred income tax assets at March 31, 2007 and December 31, 2006 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for the three month periods ended March 31, 2007 and April 1, 2006 were 35% and 35%, respectively.

Note 11 – Short-Term and Long-Term Debt:

Short-Term Debt
The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of March 31, 2007 and December 31, 2006, the Company had recorded $2,587 and $4,404, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt
	March 31, 2007	December 31, 2006
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	45	65
	200,045	200,065
Less current portion	(200,045)	(200,065)
	$-	$-

(a) Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to their maturity date. On March 31, 2007, the senior subordinated convertible notes had a quoted market value of $185,500. See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability as of March 31, 2007 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.
(b) Includes primarily amounts due under capital leases for computer equipment.

Note 12 – Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income (loss) accounts during the three-month period ended March 31, 2007 were as follows:
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (loss)
Balance, December 31, 2006	35,901	$359	$254,013	$(431)
Unrealized gain on available for sale securities, net of tax	-	-	-	3,640
Exercise of stock options	19	-	124	-
Tax benefit from exercise of stock options	-	-	138	-
Tax deficiency related to vesting of restricted stock	-	-	(683)	-
Forfeitures of restricted stock	(13)	-	-	-
Issuances of restricted stock	409	5	(5)	-
Compensatory arrangements	-	-	3,702	-
Other	19	-	105	-
Balance, March 31, 2007	36,335	$364	$257,394	$3,209

	Three months ended
	March 31, 2007	April 1, 2006
Comprehensive Income:
Net income	$41,514	$4,514
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	3,640	1,397
Comprehensive Income	$45,154	$5,911

In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the program. As of March 31, 2007, the Company was still able to repurchase up to approximately $17.8 million of its common stock under the above plan. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:
	Three months ended
	March 31, 2007	April 1, 2006

Net income	$41,514	$4,514

Basic:
Weighted average number of common shares outstanding	34,618	34,259

Net income per share of common stock	$1.20	$0.13

Assuming dilution:
Weighted average number of common shares outstanding	34,618	34,259
Effect of dilutive securities	379	507
Weighted average number of common shares outstanding	34,997	34,766

Net income per share of common stock	$1.19	$0.13

Outstanding options and warrants of 4,788 and 3,960 as of March 31, 2007 and April 1, 2006, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of March 31, 2007 and April 1, 2006. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

Note 14 - Commitments, Contingencies and Other Matters:

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

The Pension Plan has been settled in the second quarter of 2007. During the second quarter of 2007, the Company received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and has filed the appropriate notice with the Pension Benefit Guaranty Corporation. Concurrent with the approval of the termination, the Company distributed benefits or purchased annuities to cover each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. The Company recorded a loss of $88 in the fourth quarter of 2006 related to the settlement. No further financial impacts are anticipated in 2007 or beyond related to the settlement.

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

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to allege stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

On September 1, 2006, the Company received a notice of default from the American Stock Transfer & Trust Company, as trustee (the “Trustee”) of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and the Trustee, relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.

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

After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. Until the matter is resolved, the Company is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. On October 16, 2007, the parties submitted a stipulated dismissal of the litigation which was entered by Judge Chesler on October 23, 2007, terminating the lawsuit. The settlement terms also permitted the Company, through its marketing partner Barr Laboratories, Inc., ("Barr") to introduce generic versions of the Diastat products on or after September 1, 2010. Profits from the sale of these products will be split between the Company and Barr.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company's motion the Court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.

On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement.

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the "2002 Litigation"). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the "'221 Patent"), containing original claim 6 from the '691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the "2006 Litigation"). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali's and the Company's motions for summary judgment that claim 6 of the '221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company's ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil's motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining '221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company's counterclaims for invalidity, unenforceability and intervening rights as to the '221 Patent. Ortho-McNeil has opposed the Company's requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, The Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.

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

On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U. S. Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company was granted a stay and the action was terminated without prejudice pending final resolution of the Roxane appeal.

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

In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5ml infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK's sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and Par and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. On September 27, 2007, the Company's motion for stipulated substitution of Orchid Chemicals & Pharmaceuticals Ltd for Par was entered and the Company's involvement in the case was terminated.

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

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol.

On September 13, 2007, Santarus, Inc., and The Curators of the University of Missouri filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

   On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

   On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC filed a lawsuit against the Company and Actavis South Atlantic LLC ("Actavis") in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company and Actavis are preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

On September 24, 2007, Sanofi-Aventis filed a lawsuit against the Company and its development partner, Actavis, in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company and Actavis will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

On October 1, 2007, Elan filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. Par and IPC will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

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

With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants' joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand to State Court is currently pending.

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

The Company's motion to dismiss the Commonwealth of Massachusetts' First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth's First Amended Complaint on November 14, 2005.

With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.

With respect to the Illinois action, after removing the action brought by the State of Illinois, the defendants filed a motion to dismiss the State's First Amended Complaint on October 18, 2006. This motion is currently pending, as is a motion to remand that has been filed by the State. The action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.

The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006.

With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants' motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters' recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State's motion to remand is pending.

With respect to the Hawaii matter, the State's motion to remand the action was granted on November 30, 2006. On January 12, 2007, the defendants filed a joint motion to dismiss the State's First Amended Complaint. This motion was denied on April 11, 2007, and the Company answered the First Amended Complaint on April 23, 2007.

The State of Alaska filed an Amended Complaint on October 17, 2006, naming the Company and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys' fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The defendants filed a joint motion to dismiss the State's Amended Complaint on January 5, 2007. This motion was denied on May 7, 2007. The Company intends to defend this action vigorously.

The State of South Carolina filed two related actions against the Company and other pharmaceutical companies on December 1, 2006. One of these Complaints seeks relief on behalf of the South Carolina Medicaid Agency and the other seeks relief on behalf of the South Carolina State Health Plan. Both South Carolina Complaints plead causes of action for (i) violation of the South Carolina Unfair Trade Practices Act; (ii) unjust enrichment; and (iii) injunctive relief. Both Complaints seek monetary damages and prejudgment interest; treble damages, attorneys' fees, and costs; civil penalties; disgorgement; injunctive relief; and other relief deemed just and equitable by the Court. On January 26, 2007, the Company moved to dismiss each Complaint or, in the alternative, for a more definite statement with respect to each Complaint. These motions are currently pending.

The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys' fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State's Complaint. This motion is currently pending.

On April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court.

On September 21, 2007, the State of Utah filed a Complaint against the Company and various other pharmaceutical companies. The Utah Complaint pleads causes of action for (i) violations of the Utah False Claims Act and (ii) common law fraudulent misrepresentation. The State seeks actual, statutory, and treble damages, including prejudgment interest; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court.

Finally, on October 9, 2007, the State of Iowa filed a Complaint against the Company and various other pharmaceutical companies. The Iowa Complaint pleads causes of action for (i) violations of the Iowa Consumer Fraud Act, (ii) common law fraudulent misrepresentation, (iii) common law unjust enrichment and (iv) reporting of false best price information in violation of 42 USC Sec 1396R-8. The State seeks (i) a declaration that the Company committed the alleged violations, (ii) injunctive relief against the continuation of the alleged violations, (iii) actual, statutory damages, including prejudgment interest for the claim of unjust enrichment, (iv) actual, statutory damages, including prejudgment interest for the claim of fraudulent misrepresentation, (v) actual and punitive damages for alleged fraud, (vi) an accounting of alleged illegal profits and a disgorgement of same, restitution, attorneys' fees, experts' fees, and costs and other relief deemed just and equitable by the Court.

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

Note 15 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of March 31, 2007, the Company’s net investment in SVC totaled approximately $5,304. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted. As of March 31, 2007, the Company believes its investment in SVC was not impaired.

Note 16 – Subsequent Events:

In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale debt and marketable equity securities, experienced a severe reduction in value. As of March 31, 2007, this investment had a cost basis of $6.0 million and an associated fair value of approximately $6.2 million. During the second quarter, the underlying assets of the fund were affected by the lack of liquidity in and deterioration of the collateralized debt obligation market that includes financial instruments derived from subprime home mortgage bonds. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. In August 2007, the Company received a second notice from the fund that the Company was not going to receive any proceeds from the liquidation of the fund. The Company accordingly recorded a realized investment loss for the entire cost basis of the investment in the fund as of June 30, 2007.

In June 2007, the Company announced it entered into an exclusive licensing agreement under which it will receive commercialization rights in the U.S. to Immtech Pharmaceuticals' (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million. The Company will also pay Immtech as much as $29.0 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and U.S. regulatory review and approval.  In addition to royalties on sales, Immtech may receive milestone payments on future sales and will retain the right to co-market pafuramidine in the U.S.

In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007.

In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20.0 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. Under terms of the agreement, the Company made a $5.0 million equity investment in Hana at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007. In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel Pharma, Inc. (“NovaDel”) to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA. In addition, as part of the Company’s strategy to continue to concentrate resources on supportive care in AIDS and oncology, the Company has returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.

In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a Delaware company. The Company made a $5.0 million stock purchase that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. Concurrently, the Company announced that it entered into a separate agreement with IPC Corp. to collaborate in the development and marketing of four modified release generic drug products. IPC Corp. is a Toronto-based specialty pharmaceutical company with which the Company previously has entered into single-product agreements covering the development and marketing of two modified release generic drug products. Under the terms of the new agreement, IPC Corp. will develop the four modified release products and the Company will provide development, regulatory and legal support for the applications. IPC Corp. will be eligible to receive development and post-launch milestone payments. The Company will have exclusive rights to market, sell and distribute the products in the U.S. and receive a majority share of the profits from the sales of each product.

On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007.

In October 2007, the Company entered into a product development, manufacturing and supply agreement with Aveva Drug Delivery Systems, Inc. (“Aveva”) under which the Company received an exclusive license to commercialize in the United States a generic drug product to be developed by Aveva. Under the terms of the agreement, the Company paid Aveva an initial development payment. The Company will also pay Aveva milestone payments if certain development milestones are achieved, and the Company will pay Aveva a portion of the net profits of any future sales of the product.

Note 17 - Restructuring Costs:

In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. During the fourth quarter of 2006, the Company recorded a restructuring charge primarily to its generic business of approximately $1.0 million related to employee termination benefits. During the three month period ended March 31, 2007, no additional restructuring charges were incurred and $700 of benefits were paid out. The remaining benefits are expected to be paid out during the remainder of 2007.

Note 18 - Segment Information:

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

The financial data for the two business segments are as follows:

	Three months ended
	March 31, 2007	April 1, 2006
Revenues:
Generic	$214,736	$164,116
Brand	19,474	8,202
Total revenues	$234,210	$172,318

Gross margin:
Generic	$73,483	$43,123
Brand	14,206	6,045
Total gross margin	$87,689	$49,168

Operating income (loss):
Generic	$43,850	$16,212
Brand	17,821	(9,238)
Total operating income	$61,671	$6,974
Other expense, net	(19)	(39)
Equity in loss of joint venture	(148)	(253)
Realized gain on sale of marketable securities	1,397	-
Interest income	2,684	1,983
Interest expense	(1,718)	(1,694)
Provision (benefit) for income taxes	22,353	2,457
Net income	$41,514	$4,514

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

Product	For the three months ended March 31, 2007	For the three months ended April 1, 2006
Generic
Fluticasone (Flonase®)	$49,930	$56,265
Propranolol HCl ER (Inderal LA®)	31,252	-
Various amoxicillin products (Amoxil®)	19,711	17,646
Metoprolol succinate ER (Toprol-XL®)	12,342	-
Cabergoline (Dostinex®)	11,395	2,551
Tramadol HCl and acetaminophen tablets (Ultracet®)	5,687	8,951
Polyethylene glycol (Miralax®)	4,293	-
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	4,288	3,867
Ranitidine HCl Syrup (Zantac®)	4,151	-
Lovastatin (Mevacor®)	3,774	3,795
Fluoxetine (Prozac®)	3,325	4,118
Minocycline (Minocin®)	2,458	1,961
Mercatopurine (Purinethol®)	2,424	2,141
Quinapril (Accupril®)	2,157	5,150
Paroxetine (Paxil®)	1,373	5,853
Megestrol oral suspension (Megace®)	806	3,104
Cefprozil (Cefzil®)	563	5,090
Other product related revenues (2)	9,121	3,281
Other (1)	45,686	40,343
Total Generic Revenues	$214,736	$164,116

Product	For the three months ended March 31, 2007	For the three months ended April 1, 2006

Branded
Megace® ES	$16,974	$7,781
Other	-	421
Other product related revenues (2)	2,500	-
Total Branded Revenues	$19,474	$8,202

(1)
The further detailing of revenues of the Company’s other approximately 65 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for three month periods ended March 31, 2007 or April 1, 2006.

(2)
Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as ondansetron ODT, the generic version of Zofran ODT®, doxycycline monohydrate, the generic version of Adoxa®, and quinapril, the generic version of Accupril®. Other product related revenues included in the Brand business relate to a co-promotion arrangement with Solvay.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed herein and in the Company’s other reports on Form 8-K filed with the SEC. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company's filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.

The financial data contained in this section is in thousands or as otherwise noted.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

OVERVIEW
Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal development program and various strategic alliances and relationships, seeks to introduce new products that have less competition and to broaden its product list. The Company plans to continue to invest in its internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout fiscal year 2007 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace. The Company pays a percentage of the gross profits or net sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

These efforts resulted in new product introductions in the first three months of 2007, including propranolol HCl extended release (“ER”) capsules, which is an outcome of the Company’s strategic partnership with Nortec Development Associates, Inc, ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK, the launch of metoprolol succinate ER 25 mg in the fourth quarter of 2006, pursuant to a supply and distribution agreement with Astra Zeneca (“AZ”), and polyethylene glycol, an owned product. Additionally, in accordance with the development, sales, marketing and supply agreement with Barr, the Company receives royalties from the sales of ondansetron tablets, which were launched in the fourth quarter of 2006.

The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”). In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years. As compensation for its marketing and sales efforts, the Company will receive $10 million annually, paid quarterly, for the six-year period. The Company has progressed on its business plan during 2007 by acquiring the rights to additional branded products currently in Phase III clinical trials. In June 2007, the Company acquired the commercialization rights in the U.S. to Immtech’s lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. In July 2007, the Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA.

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

The following table shows the revenues, gross margin, and operating income by segment for the three-months ended March 31, 2007 and April 1, 2006:

	Three months ended
	March 31, 2007	April 1, 2006
Revenues:
Generic	$214,736	$164,116
Brand	19,474	8,202
Total revenues	$234,210	$172,318

Gross margin:
Generic	$73,483	$43,123
Brand	14,206	6,045
Total gross margin	$87,689	$49,168

Operating income (loss):
Generic	$43,850	$16,212
Brand	17,821	(9,238)
Total operating (loss) income	$61,671	$6,974

Total revenues and gross margin dollars increased $61,892, or 35.9%, and $38,521, or 78.3%, respectively, for the three months ended March 31, 2007 from the three months ended April 1, 2006. Generic revenues and gross margins increased $50,620, or 30.8%, and $30,360, or 70.4%, respectively, for the three months ended March 31, 2007 from the three months ended April 1, 2006. Increased generic sales and gross margins in 2007 were primarily due to new product launches including the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, the 2006 second quarter launch of polyethylene glycol, higher cabergoline and amoxicillin product sales and royalties earned related to the sales of ondansetron tablets, which were launched in the fourth quarter of 2006. The increases are offset by lower sales attributed to declining market prices for fluticasone, paroxetine, tramadol APAP and cefprozil, lower sales volume for cefprozil due to customers switching to other generic manufacturers as well as the absence of pharmaceutical products containing ribavirin as an active ingredient, the rights to which were sold to Three Rivers in the third quarter of 2006. The increase in gross margin percentage for the generic business from 26.3% to 34.2% was driven primarily by the introduction of propranolol and increased sales of cabergoline, which have higher gross margin percentages, and lower sales of cefprozil which has lower gross margin percentages, tempered by lower sales of high margin ribavirin related products. Branded revenues and gross margin dollars for the first quarter of 2007 of $19,474 and $14,206, respectively, were driven by increased sales of Megace® ES and payments related to the co-promotion of Androgel®.

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

The increase in operating income from the generic business was impacted in the first three months of 2007 by the sales and gross margins discussed above offset by higher research and development of approximately $3,300. Branded operating income was favorably impacted in the first three months of 2007 due to higher gross margin on higher sales, lower research and development costs of approximately $3,100 and the recognition of $20,000 income related to the return of marketing rights to a product that was being co-developed with another company; these increases were tempered by higher costs for marketing and a field force expansion to promote and support the Company’s branded products.

RESULTS OF OPERATIONS

Revenues
Total revenues for the three months ended March 31, 2007 were $234,210, increasing $61,892, or 35.9%, from total revenues of $172,318 for the three months ended April 1, 2006. Revenues for generic products for the three months ended March 31, 2007 were $214,736, increasing $50,620, or 30.8%, from generic revenues of $164,116 for the three months ended April 1, 2006, due primarily to the introduction of new products. Increased generic revenues in 2007 were primarily due to new product launches including the first quarter 2007 launches of propranolol HCl ER (net sales of $31,252), and ranitidine HCl syrup (net sales of $4,151), the 2006 launches of metoprolol succinate ER 25 mg (net sales of $12,342) and polyethylene glycol (net sales of $4,293), royalties of $5,276 earned related to the sales of ondansetron tablets, which were launched in the fourth quarter of 2006 and higher cabergoline and amoxicillin product sales of $8,844 and $2,065, respectively. Partially offsetting these increases were lower sales of certain existing products due to competitive pressures, including fluticasone, which decreased by $6,335, cefprozil, which decreased by $4,527, paroxetine, which decreased by $4,480, tramadol HC1 and acetaminophen tablets, which decreased by $3,264, quinapril, which decreased by $2,993, and megestrol oral suspension, which decreased by $2,298 from the first quarter of 2006, as well as the absence of pharmaceutical products containing ribavirin as an active ingredient. Net sales of distributed products were approximately $118,830 or 51% of the Company’s total product revenues in the first quarter of 2007, and $116,417, or 68% of the Company’s total revenues in the first quarter of 2006. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $19,474 for the three months ended March 31, 2007, increasing $11,272, or 137.4%, from branded revenues of $8,202 for the three months ended April 1, 2006, due to increased sales of Megace® ES and the co-promotion fee for Androgel®.

In February 2007, the Company began shipping propranolol HCl ER. As in the ordinary course of business, the Company’s first quarter shipments included initial trade inventory stocking that the Company believes was commensurate with a new product introduction of this magnitude. As a result of the above and the entry of a competitor in March 2007, the Company’s second quarter 2007 revenues declined to approximately $10,383, significantly below the first quarter sales of $31,252.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $405,446 for the three months ended March 31, 2007 compared to $369,494 for the three months ended April 1, 2006. Deductions from gross revenues were $171,236 for the three months ended March 31, 2007 compared to $197,176 for the three months ended April 1, 2006. These deductions are discussed in the Notes to condensed consolidated financial statements - Note 6 - “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 42.2% for the three months ended March 31, 2007 compared to 53.4% for the three months ended April 1, 2006, primarily due to a decrease in wholesaler acquisition costs in 2006, the lack of competition for fluticasone, and higher royalties in 2007, which are not impacted by deductions. Among the top selling products that did not have sales in the corresponding prior year three month period were propranolol HCl ER, metoprolol succinate ER 25 mg, ranitidine HCl syrup and polyethylene glycol.

As detailed above, the Company has the experience and the access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two - to four-month period, on average.

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

The following tables summarize the activity for the three months ended March 31, 2007 and April 1, 2006 in the accounts affected by the estimated provisions described below:
	For the three months ended March 31, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(88,364)	$-	(1)	$92,531	$(47,724)
Rebates and incentive programs	(85,888)	(55,192)	2,699		50,889	(87,492)
Returns	(42,905)	(10,770)	(794)		6,099	(48,370)
Cash discounts and other	(18,038)	(14,382)	211		6,652	(25,557)
Total	$(198,722)	$(168,708)	$2,116		$156,171	$(209,143)

Accrued liabilities (2)	$(10,412)	$(4,644)	$-		$708	$(14,348)

	For the three months ended April 1, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(110,309)	$- (1)	$112,735	$(99,830)
Rebates and incentive programs	(50,991)	(55,165)	-	39,207	(66,949)
Returns	(32,893)	(8,013)	(1,473)	6,523	(35,856)
Cash discounts and other	(15,333)	(11,863)	-	11,330	(15,866)
Total	$(201,473)	$(185,350)	$(1,473)	$169,795	$(218,501)

Accrued liabilities (2)	$(9,040)	$(10,353)	$-	$4,391	$(15,002)

(1) The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)	Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.

(3)	Restated to reflect a reclassification to accrued expenses of $4,259 for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

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

Gross Margin
The Company’s gross margin of $87,689 (37.4% of total revenues) for the three months ended March 31, 2007 increased $38,521 from $49,168 (28.5% of total revenues) for the three months ended April 1, 2006. This increase in gross margin is attributed to the increased sales of products with higher gross margin, increased royalty income and revenues related to the co-promotion of Androgel. The generic products gross margin of $73,483 (34.2% of generic revenues) for the three months ended March 31, 2007 increased $30,360 from $43,123 (26.3% of generic revenues) for the three months ended April 1, 2006 primarily due to new product launches including the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, the 2006 second quarter launch of polyethylene glycol, higher cabergoline and amoxicillin product sales, partially offset by lower sales of fluticasone, cefprozil, paroxetine, and tramadol HC1 and acetaminophen tablets, as well as the absence of pharmaceutical products containing ribavirin as an active ingredient, the rights to which were sold to Three Rivers in the third quarter of 2006. The Company’s gross margin percentage increased from 28.5% to 37.4%. The increased percentage is attributed to the launch of propranolol, increased sales of cabergoline (which has higher margin percentages), increased sales of Megace® ES, royalties related to the sales of ondansetron and the co-promotion fee for Androgel. These increases are partially offset by lower sales of higher margin ribavirin related products.

Operating Expenses

 Research and Development
The Company’s research and development expenses of $14,039 (6.0% of total revenues) for the three months ended March 31, 2007 increased $187, or 1.3%, from $13,852 (8.0% of total revenues) for the three months ended April 1, 2006. The results reflect increased development costs in support of the portfolio of products for the generic market, offset by lower branded clinical costs related to Megace® ES clinical development program for Oncology, which was terminated in 2006, and Par 101, which was terminated in the first quarter of 2007 with the return of the marketing rights to Optimer, as well as lower personnel cost due to a restructuring of the research and development organization.

Although there can be no such assurance, research and development expenses for fiscal year 2007, including payments to be made to unaffiliated companies, are expected to be approximately 25% to 30% higher than fiscal year 2006.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $32,557 (13.9% of total revenues) for the three months ended March 31, 2007 increased $4,215, or 14.9%, from $28,342 (16.4% of total revenues) for the three months ended April 1, 2006. The increase in 2007 is primarily attributable to higher selling and marketing costs of $2,275 related to the Company’s branded division, and increased general and administrative costs of $2,036, primarily due to the expansion of finance and accounting functions and increased professional costs related to the Company’s restatement of prior periods. The higher selling costs are primarily due to the expansion of the field force to promote the Company’s branded products.

Although there can be no such assurance, selling, general and administrative expenses in the fiscal year 2007 are expected to decrease by 10% to 15% from fiscal year 2006 primarily due to the reduction of one-time charges in 2006 such as the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection, severance costs associated with the termination of executive officers, and restructuring expenses.

Settlements, net

In August 2003, the Company and Perrigo Pharmaceuticals Company entered into a product development manufacturing and supply agreement to commercialize various products. In March 2007, the parties terminated the agreement. The terms of the settlement resulted in a net gain for the Company in the amount of $378 for the three months ended March 31, 2007.

In September 1999, the Company entered into an agreement to develop, manufacture and market the pharmaceutical formulation naturbinol with Resolution Chemicals Limited (“Resolution”). In February 2007, the parties agreed to terminate this agreement. The terms of the settlement resulted in a net gain for the Company in the amount of $200 for the three months ended March 31, 2007.

Gain on Sale of Product Rights

In May 2005 the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101/ OPT-80), an investigational drug to treat Clostridium difficle- associated diarrhea. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Optimer. The Company recognized a gain on the sale of product rights of $20,000 related to this transaction for the three months ended March 31, 2007.

Realized Gain on Sale of Marketable Securities

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and recognized a pre-tax gain of approximately $1.4 million for the three month period ended March 31, 2007. The Company held 1.3 million shares of Optimer common stock as of March 31, 2007.

Equity in Loss of Joint Venture

Equity in loss of joint venture for the first quarter was $148 and $253 for the three months ended March 31, 2007 and April 1, 2006, respectively. The amount represents the Company’s share of loss in the SVC joint venture which primarily relates to pre-production activities.

Interest Income

Interest income was $2,684 and $1,983 for the three months ended March 31, 2007 and April 1, 2006, respectively. Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

Interest expense was $1,718 and $1,694 for the three months ended March 31, 2007 and April 1, 2006, respectively. Interest expense for 2007 and 2006 principally includes interest payable on the Company’s convertible notes.

Income Taxes

The Company recorded a provision for income taxes of $22,353 and $2,457 for the three months ended March 31, 2007 and April 1, 2006, respectively. The Company’s effective tax rates for the three months ended March 31, 2007 and April 1, 2006 were 35% and 35%, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents were $141,477 at March 31, 2007 which represented an increase of $20,486 from $120,991 at December 31, 2006. Cash provided by operations was $36,687 for the three month period ended March 31, 2007 driven by net income of $41,514 and adjusted for depreciation and amortization of $7,347, share-based compensation of $3,702 and accounts receivable reserves of $7,978 offset somewhat by an increase in accounts receivable of $55,965 from higher sales in the quarter primarily driven by the first quarter 2007 launch of propranolol HCl ER and to a lesser extent a decrease in accounts payable. Cash flows used in investing activities were $13,893 for the three months ended March 31, 2007, principally due to the net purchases of available for sale securities and other investments of $5,330 and capital contributions to a joint venture of $1,244. Cash used in financing activities was $2,308 related to payments of short-term debt related to finance insurance premiums and principal payments under long-term debt and other borrowings of $1,825 and the purchase of treasury stock for $745, partially offset by proceeds from issuance of common stock of $124.

The Company’s working capital, current assets minus current liabilities, of $216,492 at March 31, 2007 increased $91,324, from $125,168 at December 31, 2006. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.57x at March 31, 2007 compared to 1.32x at December 31, 2006. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program was $17.8 million as of March 31, 2007. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

Available for sale debt and marketable equity securities of $119,754 included in current assets at March 31, 2007 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.

As of March 31, 2007, the Company had payables due to distribution agreement partners of $89,635 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech with respect to paroxetine. The Company paid these amounts, with the exception of the payables due to Pentech as a result of current litigation with it, out of its working capital during the second quarter of 2007. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

Upon the adoption of FIN 48, the Company has not updated the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K, as the Company is unable to make reasonable estimates as to the period(s) in which cash will be paid related to the unrecognized tax benefits. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of certain tax liabilities from current to non-current. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of March 31, 2007. Accrued interest and penalties of $3.6 million related to uncertain tax positions as of January 1, 2007 are included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2007. We do not expect a significant tax payment related to these other long-term liabilities within the next year. There have been no other material changes to contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $3,000 as of March 31, 2007. See “Subsequent Events” below.

As part of the consideration for the acquisition of Kali, the former Kali stockholders were entitled to up to $10,000 from the Company if certain product-related performance criteria were met over a four year period. As of December 31, 2005, the former Kali stockholders had earned $5,000 of this contingent payout of which $2,500 was paid in January 2005 and an additional $2,500 was paid in January 2006. During the fourth quarter of 2006, the Kali stockholders earned the final $5,000 of these contingent payments, which was paid in January 2007.

The Company expects to continue to fund its operations, including its research and development activities, capital projects, in-licensing product activity and obligations under its existing distribution and development arrangements discussed herein, out of its working capital. Implementation of the Company’s business plan may require additional debt and/or equity financing; there can be no assurance that the Company will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.

Financing

At March 31, 2007, the Company’s total outstanding short and long-term debt, including the current portion, was $202,632. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s condensed consolidated balance sheet as of March 31, 2007. Refer to notes to condensed consolidated financial statements - Note 14 - “Commitments, Contingencies and Other Matters.”

Critical Accounting Policies and Use of Estimates

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2006, except as discussed below.

In June 2006, the FASB issued FIN 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which is effective as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption the Company analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Refer to notes to condensed consolidated financial statements - Note 10 - “Income Taxes.”

Subsequent Events

Refer to notes to condensed consolidated financial statements - Note 14 - “Commitments, Contingencies and Other Matters” and Item 1 of Part II - “Legal Proceedings.”

In June 2007, the Company’s investment in a fund that invests in various floating rate structured finance securities, included in the Company’s available for sale debt and marketable equity securities, experienced a severe reduction in value. As of March 31, 2007, this investment had a cost basis of $6.0 million and an associated fair value of approximately $6.2 million. During the second quarter, the underlying assets of the fund were affected by the lack of liquidity in and deterioration of the collateralized debt obligation market that includes financial instruments derived from subprime home mortgage bonds. In July 2007, the Company received notice from the fund that the fund’s fair value is estimated to be less than 10% of its cost basis and that the fund would be liquidated over the next few months. In August 2007, the Company received a second notice from the fund that the Company was not going to receive any proceeds from the liquidation of the fund. There is a high probability of a total loss in this investment. The Company accordingly recorded a realized investment loss for the entire cost basis of the investment in the fund as of June 30, 2007.

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

In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million. The Company will also pay BioAlliance $20.0 million upon FDA approval. In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana. Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. Under terms of the agreement, the Company made a $5.0 million equity investment in Hana at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007. In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA. In addition, as part of the Company’s strategy to continue to concentrate resources on supportive care in AIDS and oncology, the Company has returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.

In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IPC Ltd., a Delaware company. The $5.0 million stock purchase that represents a 4.2 percent equity interest in IPC Corp., the operating subsidiary of IPC Ltd. Concurrently, the Company announced that it entered into a separate agreement with IPC Corp. to collaborate in the development and marketing of four modified release generic drug products. IPC Corp. is a Toronto-based specialty pharmaceutical company with which the Company previously has entered into single-product agreements covering the development and marketing of two modified release generic drug products. Under the terms of the new agreement, IPC Corp. will develop the four modified release products and the Company will provide development, regulatory and legal support for the applications. IPC Corp. will be eligible to receive development and post-launch milestone payments. The Company will have exclusive rights to market, sell and distribute the products in the U.S. and receive a majority share of the profits from the sales of each product.

In September 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007.

In October 2007, the Company entered into a product development, manufacturing and supply agreement with Aveva under which the Company received an exclusive license to commercialize in the United States a generic drug product to be developed by Aveva. Under the terms of the agreement, the Company paid Aveva an initial development payment. The Company will also pay Aveva milestone payments if certain development milestones are achieved, and the Company will pay Aveva a portion of the net profits of any future sales of the product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk primarily from changes in the market values of its investments in debt securities including governmental agency securities and auction rate securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at March 31, 2007. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures. For cash, cash equivalents and available for sale debt securities, a 10 percent decrease in interest rates would decrease interest income by approximately $1.0 million. The Company does not have any financial obligations exposed to variability in interest rates.

     The following table summarizes the available for sale securities that subject the Company to market risk at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Securities issued by government agencies	$46,051	$65,897
Debt securities issued by various state and local municipalities and agencies	13,763	13,755
Other debt securities	20,818	15,870
Auction rate securities	31,550	4,250
Marketable equity securities	12,282	-

Total	$124,464	$99,772

Available for Sale Securities and Other Investments

     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $124,464, as of March 31, 2007, in available for sale securities that have a maturity greater than one year. Included in the $124,464 is an investment in a fund that invests in various floating rate structured finance securities which in June 2007 experienced a severe reduction in value. As of March 31, 2007, this investment had a fair value of approximately $6.2 million. The Company received notice from the fund manager that based on the liquidating procedures, there was no remaining equity for limited partners. The Company recorded an investment loss of $6,040 in June 2007.

     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Abrika and Optimer, as described below.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold approximately 1.050 million shares for approximately $6.8 million and recognized a pre-tax gain of $1.4 million for the three-month period ended March 31, 2007. As of March 31, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $12.3 million based on the market value of Optimer’s common stock at that date. The Company included an unrealized gain of $5.7 million for the three-months ended March 31, 2007, which was included in “other comprehensive income.” In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of March 31, 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note are recorded in deferred charges and other assets, and were subsequently collected by the Company in the second quarter of 2007. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in April 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2007. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2006 in the Company’s Form 10-K have been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended March 31, 2007, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weaknesses identified above. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

•
Increased the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance, particularly in the areas of accounts receivable reserves and the accounting for certain of the Company’s non-routine transactions.

•	Revised its methodologies with respect to sales cut-off procedures and enhanced controls around spreadsheets used for calculating certain components of its rebate reserves.

•	Formalized the level of approval and communication required for granting and estimating price adjustments to customers.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to alleged stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

On September 1, 2006, the Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and Trustee, relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.

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

After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. Until the matter is resolved, the Company is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of the Kali ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. On October 16, 2007, the parties submitted a stipulated dismissal of the litigation which was entered by Judge Chesler on October 23, 2007, terminating the lawsuit. The settlement terms also permitted the Company, through its marketing partner Barr Laboratories, Inc., ("Barr") to introduce generic versions of the Diastat products on or after September 1, 2010. Profits from the sale of these products will be split between the Company and Barr.

On November 1, 2004, Morton Grove filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company is asserting counterclaims that the Morton Grove product infringes three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. Certain of the Company’s claims of infringement by Morton Grove’s product are subject to the finding of non-enablement in the Roxane lawsuit discussed below, while others are not. On the Company's motion the Court entered a partial stay on issues related to the Roxane decision, pending final resolution of the Roxane appeal. Discovery is proceeding on issues unaffected by Roxane. The Company intends to defend vigorously this action and pursue its counterclaims against Morton Grove including its infringement claims affected by the Roxane lawsuit once its appeal is resolved.

On July 15, 2003, the Company filed a lawsuit against Roxane in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement.

On November 25, 2002, Ortho-McNeil filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the "2002 Litigation"). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the "'221 Patent"), containing original claim 6 from the '691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco (the "2006 Litigation"). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali's and the Company's motions for summary judgment that claim 6 of the '221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company's ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil's motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining '221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company's counterclaims for invalidity, unenforceability and intervening rights as to the '221 Patent. Ortho-McNeil has opposed the Company's requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. In accordance with the settlement and license agreement, the pending patent litigation between Ortho-McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.

The Company entered into a licensing agreement with developer Paddock to market testosterone 1% gel, a generic version of Unimed product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Besins, co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million. The lawsuit was resolved by settlement. The settlement and license agreement terminates all on-going litigation. The settlement and license agreement also permits the Company to launch the generic version of the product no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue. On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia. The Bureau of Competition for the FTC is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act. The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.

On March 10, 2005, Apotex filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U. S. Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company was granted a stay and the action was terminated without prejudice pending final resolution of the Roxane appeal.

On April 28, 2006, CIMA and Schwarz Pharma, filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD)(ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

In February 2006, the Company entered into a collaborative agreement with Spectrum to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a Paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GSK filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5mL infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch date during GSK's sumatriptan pediatric exclusivity period which begins on August 6, 2008, but with the launch occurring no later than November 2008.

On October 4, 2006, Novartis filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company, Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. It is anticipated that a trial date will be scheduled for the summer of 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On April 10, 2007, Abbott and Astellas, filed an amended complaint against the Company and Par and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. On September 27, 2007, the Company's motion for stipulated substitution of Orchid Chemicals & Pharmaceuticals Ltd for Par was entered and the Company's involvement in the case was terminated.

On December 19, 2006, Reliant filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify Par’s counsel. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol.

On September 13, 2007, Santarus, Inc., and The Curators of the University of Missouri filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

    On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

     On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC filed a lawsuit against the Company and Actavis South Atlantic LLC ("Actavis") in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company and Actavis are preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

On September 24, 2007, Sanofi-Aventis filed a lawsuit against the Company and its development partner, Actavis, in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company and Actavis will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

On October 1, 2007, Elan filed a lawsuit against the Company and its development partner, IPC in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN, in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

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

With respect to the Erie action, on September 7, 2006, the New York Supreme Court for the County of Erie granted the defendants' joint motion to dismiss in part and denied it in part. The defendants then removed the Erie action for a second time to the United States District Court for the Western District of New York on October 11, 2006, and the case was subsequently transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. A motion to remand to State Court is currently pending.

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

The Company's motion to dismiss the Commonwealth of Massachusetts' First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth's First Amended Complaint on November 14, 2005.

With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court.

With respect to the Illinois action, after removing the action brought by the State of Illinois, the defendants filed a motion to dismiss the State's First Amended Complaint on October 18, 2006. This motion is currently pending, as is a motion to remand that has been filed by the State. The action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings.

The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006.

With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants' motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters' recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State's motion to remand is pending.

With respect to the Hawaii matter, the State's motion to remand the action was granted on November 30, 2006. On January 12, 2007, the defendants filed a joint motion to dismiss the State's First Amended Complaint. This motion was denied on April 11, 2007, and the Company answered the First Amended Complaint on April 23, 2007.

The State of Alaska filed an Amended Complaint on October 17, 2006, naming the Company and other pharmaceutical companies as defendants. The Alaska complaint pleads causes of action for (i) violation of the Alaska Unfair Trade Practices and Consumer Protection Act and (ii) unjust enrichment. The complaint seeks monetary damages; declarative relief; injunctive relief; compensatory, restitution, and/or disgorgement damages; civil penalties; punitive damages; costs, attorneys' fees, and prejudgment interest; and other relief deemed just and equitable by the Court. The defendants filed a joint motion to dismiss the State's Amended Complaint on January 5, 2007. This motion was denied on May 7, 2007. The Company intends to defend this action vigorously.

The State of South Carolina filed two related actions against the Company and other pharmaceutical companies on December 1, 2006. One of these Complaints seeks relief on behalf of the South Carolina Medicaid Agency and the other seeks relief on behalf of the South Carolina State Health Plan. Both South Carolina Complaints plead causes of action for (i) violation of the South Carolina Unfair Trade Practices Act; (ii) unjust enrichment; and (iii) injunctive relief. Both Complaints seek monetary damages and prejudgment interest; treble damages, attorneys' fees, and costs; civil penalties; disgorgement; injunctive relief; and other relief deemed just and equitable by the Court. On January 26, 2007, the Company moved to dismiss each Complaint or, in the alternative, for a more definite statement with respect to each Complaint. These motions are currently pending.

The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys' fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State's Complaint. This motion is currently pending.

On April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court.

On September 21, 2007, the State of Utah filed a Complaint against the Company and various other pharmaceutical companies. The Utah Complaint pleads causes of action for (i) violations of the Utah False Claims Act and (ii) common law fraudulent misrepresentation. The State seeks actual, statutory, and treble damages, including prejudgment interest; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court.

Finally, on October 9, 2007, the State of Iowa filed a Complaint against the Company and various other pharmaceutical companies. The Iowa Complaint pleads causes of action for (i) violations of the Iowa Consumer Fraud Act, (ii) common law fraudulent misrepresentation, (iii) common law unjust enrichment and (iv) reporting of false best price information in violation of 42 USC Sec 1396R-8. The State seeks (i) a declaration that the Company committed the alleged violations, (ii) injunctive relief against the continuation of the alleged violations, (iii) actual, statutory damages, including prejudgment interest for the claim of unjust enrichment, (iv) actual, statutory damages, including prejudgment interest for the claim of fraudulent misrepresentation, (v) actual and punitive damages for alleged fraud, (vi) an accounting of alleged illegal profits and a disgorgement of same, restitution, attorneys' fees, experts' fees, and costs and other relief deemed just and equitable by the Court.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2006 Annual Report on Form 10-K. Please refer to that section for disclosures regarding certain risks and uncertainties related to the Company’s business and operations.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending March 31, 2007
Period	Total Number of Shares of Common Stock Purchased (3)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2007 through January 27, 2007	31,313	N/A	-	709,475

January 28, 2007 through February 24, 2007	-	N/A	-	709,475

February 25, 2007 through March 31, 2007	-	N/A	-	709,475

Total	31,313	N/A	-

(1)
In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program was $17.8 million, as of March 31, 2007. The repurchase program has no expiration date. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

(2)	Based on the closing price of the Company’s common stock on the New York Stock Exchange $25.12 at March 30, 2007.

(3)	The total number of shares purchased represents shares surrendered to the registrant to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer (filed herewith.)

31.2	Certification of the Principal Financial Officer (filed herewith.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

November 21, 2007	/s/ Patrick G. LePore
Patrick G. LePore
Chairman, President and Chief Executive Officer

November 21, 2007	/s/ Gerard A. Martino
Gerard A. Martino
Executive Vice President and Chief Operating Officer

November 21, 2007	/s/ Veronica A. Lubatkin
Veronica A. Lubatkin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.