Form 10-Q
period 2007-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-11-21
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of November 9, 2007: 33,823,950

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$184,238	$120,991
Available for sale debt and marketable equity securities	169,243	92,120
Accounts receivable, net	47,123	99,043
Inventories	83,779	106,322
Prepaid expenses and other current assets	22,225	15,833
Deferred income tax assets	72,104	72,105
Income taxes receivable	6,605	12,422
Total current assets	585,317	518,836

Property, plant and equipment, at cost less accumulated depreciation and amortization	85,012	89,155
Available for sale debt securities	4,680	7,652
Investment in joint venture	5,387	5,292
Other investments	-	16,588
Intangible assets, net	41,371	47,880
Goodwill	63,729	63,729
Deferred charges and other assets	3,027	16,000
Non-current deferred income tax assets, net	49,714	49,545
Total assets	$838,237	$814,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$200,824	$204,469
Accounts payable	32,801	48,297
Payables due to distribution agreement partners	73,754	89,585
Accrued salaries and employee benefits	13,443	15,510
Accrued expenses and other current liabilities	23,112	18,833
Income taxes payable	4,438	16,974
Total current liabilities	348,372	393,668

Long-term debt, less current portion	-	-
Other long-term liabilities	13,482	-
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 36,345,466 and 35,901,276 shares	364	359
Additional paid-in-capital	263,446	254,013
Retained earnings	244,568	200,256
Accumulated other comprehensive gain (loss)	2,526	(431)
Treasury stock, at cost 941,035 and 889,245 shares	(34,521)	(33,188)
Total stockholders’ equity	476,383	421,009
Total liabilities and stockholders’ equity	$838,237	$814,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Revenues:
Net product sales	$160,014	$190,583	$382,603	$359,620
Other product related revenues	7,626	4,655	19,247	7,937
Total revenues	167,640	195,238	401,850	367,557
Cost of goods sold	111,085	140,471	257,606	263,621
Gross margin	56,555	54,767	144,244	103,936
Operating expenses:
Research and development	14,277	17,557	28,316	31,409
Selling, general and administrative	33,999	42,941	66,556	71,283
Settlements, net	-	1,250	(578)	1,250
Total operating expenses	48,276	61,748	94,294	103,942

Gain on sale of product rights	-	-	(20,000)	-

Operating income (loss)	8,279	(6,981)	69,950	(6)

Other expense, net	(30)	142	(49)	104
Equity in loss of joint venture	(80)	(225)	(228)	(479)
Loss on marketable securities, net	(6,040)	(3,773)	(4,643)	(3,773)
Interest income	3,901	1,973	6,585	3,956
Interest expense	(1,727)	(1,693)	(3,445)	(3,388)
Income (loss) before provision (benefit) for income taxes	4,303	(10,557)	68,170	(3,586)
Provision (benefit) for income taxes	1,505	(3,352)	23,858	(896)

Net income (loss)	$2,798	$(7,205)	$44,312	$(2,690)

Earnings (loss) per share of common stock:
Basic	$0.08	$(0.21)	$1.28	$(0.08)
Diluted	$0.08	$(0.21)	$1.27	$(0.08)

Weighted average number of common shares outstanding:
Basic	34,676	34,454	34,647	34,368
Diluted	34,943	34,454	34,970	34,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$44,312	$(2,690)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	-	(6,720)
Depreciation and amortization	13,940	10,777
Loss on marketable securities, net	4,643	3,773
Equity in loss of joint venture	228	479
Allowances against accounts receivable	(12,477)	37,893
Share-based compensation expense	9,420	10,453
Loss on disposal of fixed assets	30	220
Tax benefit on exercise of nonqualified stock options	362	691
Excess tax benefit on exercise of nonqualified stock options	(362)	(676)
Tax deficiency related to vesting of restricted stock	(739)	-
Other	184	(25)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	64,397	(101,455)
Decrease (increase) in inventories	22,543	(12,912)
(Increase) decrease in prepaid expenses and other assets	(5,262)	8,247
Decrease in accounts payable, accrued expenses and other liabilities	(6,517)	(12,927)
(Decrease) increase in payables due to distribution agreement partners	(15,831)	56,999
Increase in income taxes payable/receivable	4,705	5,374
Net cash provided by (used in) operating activities	123,576	(2,499)

Cash flows from investing activities:
Capital expenditures	(3,599)	(11,235)
Purchases of intangibles	(600)	(14,137)
Purchases of available for sale debt and marketable equity securities	(124,013)	(268)
Proceeds from maturity of available for sale debt and marketable equity securities	62,066	5,000
Proceeds from sale of other investments, advance for product rights and the redemption of a promissory note	16,588	(9,000)
Acquisition of subsidiary, contingent payment	(5,000)	(2,500)
Capital contributions to joint venture	(1,392)	(550)
Proceeds from sale of fixed assets	14	-
Net cash used in investing activities	(55,936)	(32,690)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	211	8,898
Excess tax benefits on exercise of nonqualified stock options	362	676
Purchase of treasury stock	(1,333)	(567)
Payments of short-term debt related to financed insurance premiums	(3,600)	(2,118)
Principal payments under long-term and other borrowings	(33)	(153)
Net cash (used in) provided by financing activities	(4,393)	6,736

Net increase (decrease) in cash and cash equivalents	63,247	(28,453)
Cash and cash equivalents at beginning of period	120,991	93,477
Cash and cash equivalents at end of period	$184,238	$65,024

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$19,530	$890
Interest	$2,986	$2,927

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$4,906	$1,788
Capital expenditures incurred but not yet paid	$224	$254

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and July 1, 2006 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Note 2 - Recent Accounting Pronouncements:

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

In June 2006, the FASB issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which is effective as of January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption on January 1, 2007, the Company analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. See Note 10, “Income Taxes”.

Note 3 - Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value. Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. In accordance with SFAS 123R, $362 and $676 of excess tax benefits for the six months ended June 30, 2007 and July 1, 2006, respectively, has been classified as both an operating cash outflow and financing cash inflow.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.

As of June 30, 2007, there were approximately 3.9 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $415 in the quarter ended April 1, 2006. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record total compensation expense of $1,115, of which $754 was recorded for the six months ended July 1, 2006 and $806 for the full year of 2006. The Company recorded $33 and $66 for the three and six months ended June 30, 2007 and the remaining $243 will be amortized over the remaining vesting period of the modified options.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Risk-free interest rate	4.7%	5.0%	4.6%	4.4%
Expected life (in years)	6.3	6.2	6.2	6.2
Expected Volatility	51.3%	56.9%	53.7%	58.2%
Dividend	0%	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month periods ended June 30, 2007 and July 1, 2006 were $15.38 and $15.79, respectively. The weighted average per share fair values of options granted in the six month periods ended June 30, 2007 and July 1, 2006 were $13.95 and $19.11, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and six-month periods ended June 30, 2007 and July 1, 2006:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Cost of sales	$190	$271	$358	$575
Research and development	474	678	896	1,437
Selling, general and administrative	1,709	2,499	3,227	5,382
Total, pre-tax	$2,373	$3,448	$4,481	$7,394
Tax benefit of share-based compensation	(925)	(1,345)	(1,747)	(2,884)
Total, net of tax	$1,448	$2,103	$2,734	$4,510

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.04 and $0.06 for the three-month periods ended June 30, 2007 and July 1, 2006, respectively, and $0.08 and $0.13 for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.

The following is a summary of the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate IntrinsicValue

Balance at December 31, 2006	5,470	$36.00
Granted	425	24.65
Exercised	(43)	4.97
Forfeited	(665)	35.66
Balance at June 30, 2007	5,187	$35.37	6.30	$9,727
Exercisable at June 30, 2007	3,633	$38.22	5.27	$4,906
Vested and expected to vest at June 30, 2007	4,955	$35.37	6.18	$9,449

The total fair value of shares vested during the three-month periods ended June 30, 2007 and July 1, 2006, was $2,794 and $1,348, respectively. The total fair value of shares vested during the six-month periods ended June 30, 2007 and July 1, 2006, was $9,295 and $5,540, respectively. As of June 30, 2007, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $20,647. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.7 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.

The Company accelerated the vesting of 60 and 67 outstanding non-vested restricted shares in connection with the termination of certain executives in the three-month and six-month periods ended June 30, 2007, respectively. The effect of this acceleration resulted in additional compensation expense of $1,328 and $1,482 in the three-month and six-month periods ended June 30, 2007, respectively.

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three and six month periods ended June 30, 2007 and July 1, 2006 was as follows:

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Cost of sales	$163	$114	$278	$203
Research and development	406	285	694	813
Selling, general and administrative	2,776	1,032	3,967	1,981
Total, pre-tax	$3,345	$1,431	$4,939	$2,997
Tax benefit of stock-based compensation	(1,305)	(558)	(1,927)	(1,169)
Total, net of tax	$2,040	$873	$3,012	$1,828

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	495	$32.92
Granted	439	24.55
Vested	(190)	35.78
Forfeited	(74)	28.29
Non-vested balance at June 30, 2007	670	$27.14	$18,911

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	245	$23.46
Granted	17	26.03
Vested	(29)	27.94
Forfeited	-	-
Non-vested balance at June 30, 2007	233	$23.27	$6,582

As of June 30, 2007, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $21,646; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.1 years. At June 30, 2007, approximately 1.4 million shares remain available for restricted stock and restricted stock unit grants.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company. As a result, there was no Program activity during the six months ended June 30, 2007. Employees purchased 9 shares and 15 shares during the three-month and six-month periods ended July 1, 2006 and the Company recorded expense of $31 and $58, respectively, reflecting a 15% discount from fair market value, in accordance with the terms of the Program at that time.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At June 30, 2007 and December 31, 2006, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at June 30, 2007:

		Unrealized
	Cost	Gain	Loss	Estimated Fair Value
Securities issued by government agencies	$46,240	$-	$(177)	46,063
Debt securities issued by various state and local municipalities and agencies	11,849	-	(79)	11,770
Other debt securities	15,031	-	(412)	14,619
Auction rate securities	90,100	-	-	90,100
Available for sale debt securities	163,220	-	(668)	162,552

Marketable equity securities available for sale (see Note 5)	6,561	4,810	-	11,371

Total	$169,781	$4,810	$(668)	$173,923

Of the $668 of unrealized loss as of June 30, 2007, $636 has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.

As of June 30, 2007, the Company held an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities that experienced a severe reduction in value. The Company received notice from the fund manager that based on the liquidating procedures, there was no remaining equity for limited partners. Accordingly, the Company recorded an investment loss of $6,040 in the three months ended June 30, 2007. The estimated fair value of this investment was in an unrealized gain position at March 31, 2007.

Auction Rate Securities

Auction rate securities have been classified as short-term available for sale debt securities. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset. All of the Company’s auction rate securities are tax-exempt or tax-advantaged. All of the Company’s auction rate securities are tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities are insured by AAA rated insurance companies.

The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2006:

		Unrealized
	Cost	Gain	Loss	Estimated Fair Value
Securities issued by government agencies	$66,238	$-	$(341)	$65,897
Debt securities issued by various state and local municipalities and agencies	13,945	-	(190)	13,755
Other debt securities	16,103	211	(444)	15,870
Auction rate securities	4,250	-	-	4,250
Available for sale debt securities	$100,536	$211	$(975)	$99,772

The following table summarizes the contractual maturities of the Company’s available for sale debt securities at June 30, 2007:

	June 30, 2007
	Cost	Estimated Fair Value
Less than one year	$38,506	$38,400
Due between 1-2 years	16,510	16,390
Due between 2-5 years	10,000	9,977
Due after 5 years	98,204	97,785
Total	$163,220	$162,552

Note 5 - Other Investments:

Unrealized
Balance at June 30, 2007	Carrying Value	Gain	Loss	Fair Value
	$-	$-	$-	$-

		Unrealized
Balance at December 31, 2006	Carrying Value	Gain	Loss	Fair Value
Abrika Pharmaceuticals, LLLP	$4,588	-	-	$4,588
Optimer Pharmaceuticals, Inc.	12,000	-	-	12,000
Total other investments	$16,588	$-	$-	$16,588

The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer Pharmaceuticals (“Optimer”), a privately-held biotechnology company located in San Diego, California, for $12,000. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million in the first quarter of 2007. As of June 30, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $11.4 million based on the market value of Optimer’s common stock at that date. The Company recognized an unrealized gain of $4.8 million for the six months ended June 30, 2007, which was included in other comprehensive income. In October 2007, the Company sold its remaining investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of February 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Difimicin (PAR 101), an investigational drug to treat Clostridum difficle- associated diarrhea to Optimer. The Company recognized a gain on the sale of product rights of $20,000 related to this transaction in the three month period ended March 31, 2007.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika Pharmaceuticals, LLLP (“Abrika”), a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. Abrika will earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika has agreed to repay the advance if it does not receive FDA approval within two years of the amendment. The Company also holds a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. In 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. Both the $9,000 advance and the $3,000 promissory note were recorded in deferred charges and other assets, and were collected by the Company in the second quarter of 2007. Because Abrika is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement the Company is to receive approximately $4.6 million for its equity stake in Abrika. As part of the merger agreement, the Company has the potential for future “Earnout” payments. The “Earnout” payments would be triggered if the post merger entity achieves certain gross profit targets in each of the calendar years 2007, 2008, and/or 2009. The maximum potential “Earnout” payments that the Company could receive are $6.25 million. The Company does not attribute any value to the “Earnout” payments. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in April 2007.

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

	June 30,	December 31,
	2007	2006
		(a)
Gross trade accounts receivable	$235,833	$300,230
Chargebacks	(40,677)	(51,891)
Rebates and incentive programs	(73,608)	(85,888)
Returns	(54,407)	(42,905)
Cash discounts and other	(19,997)	(18,038)
Doubtful accounts	(21)	(2,465)
Accounts receivable, net	$47,123	$99,043

(a) Restated to reflect a reclassification to accrued expenses of $4,259 for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

Allowance for doubtful accounts

	For the six-month period ended
	June 30, 2007	July 1, 2006
Balance at beginning of period	$(2,465)	$(1,847)
Additions - charge to expense	-	(10,442)
Adjustments and/or deductions	2,444	1,688
Balance at end of period	$(21)	$(10,601)

The following tables summarize the activity for the six months ended June 30, 2007 and July 1, 2006, respectively, in the accounts affected by the estimated provisions described below:

	For the six months ended June 30, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(51,891)	$(168,087)	$- (1)	$179,301	$(40,677)
Rebates and incentive programs	(85,888)	(100,867)	2,699	110,448	(73,608)
Returns	(42,905)	(22,573)	(3,164)	14,235	(54,407)
Cash discounts and other	(18,038)	(33,439)	211	31,269	(19,997)
Total	$(198,722)	$(324,966)	$(254)	$335,253	$(188,689)

Accrued liabilities (2)	$(10,412)	$(8,611)	$-	$3,818	$(15,205)

	For the six months ended July 1, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(191,301)	$- (1)	$205,608	$(87,949)
Rebates and incentive programs	(50,991)	(111,987)	-	79,135	(83,843)
Returns	(32,893)	(17,959)	(7,686)	15,143	(43,395)
Cash discounts and other	(15,333)	(24,566)	-	24,474	(15,425)
Total	$(201,473)	$(345,813)	$(7,686)	$324,360	$(230,612)

Accrued liabilities (2)	$(9,040)	$(8,934)	$85	$11,328	$(6,561)

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

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 57% and 49% of the Company’s net product sales were derived from the wholesale distribution channel for the three months ended June 30, 2007 and July 1, 2006, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Major Customers
The amounts due from the Company’s four largest customers, McKesson Corporation, Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 20%, 25%, 12% and 13%, respectively, of the gross accounts receivable balance at June 30, 2007 and approximately 29%, 17%, 10%, and 14%, respectively, of the gross accounts receivable balance at December 31, 2006.

Other
In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007.

Note 7 - Inventories:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$22,333	$32,713
Work-in-process	6,178	5,779
Finished goods	55,268	67,830
	$83,779	$106,322

Inventory write-offs were $12,262 and $13,951 for the six-month periods ended June 30, 2007 and July 1, 2006, respectively. At June 30, 2007, the Company had inventories related to products that were not available to be marketed of $14,252, comprised of pre-launch inventories of $10,656 and research and development inventories of $3,596.

Note 8 - Property, Plant and Equipment, net:

	June 30,	December 31,
	2007	2006
Land	$1,888	$1,888
Buildings	27,501	27,372
Machinery and equipment	55,303	55,210
Office equipment, furniture and fixtures	6,571	6,524
Computer software and hardware	29,984	29,464
Leasehold improvements	15,357	15,393
Construction in progress	3,005	1,250
	139,609	137,101
Less accumulated depreciation and amortization	54,597	47,946
	$85,012	$89,155

Depreciation and amortization expense related to property, plant and equipment was $3,288 and $2,433 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $6,831 and $4,849 for the six months ended June 30, 2007 and July 1, 2006, respectively.

Note 9 - Intangible Assets, net:

	June 30,	December 31,
	2007	2006
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $1,538 and $917	$8,463	$9,084
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,758 and $1,421	6,730	7,067
Ivax License Agreement, net of accumulated amortization of $4,842 and $1,845	3,158	6,155
Paddock Licensing Agreement, net of accumulated amortization of $750 and $250	5,250	5,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $6,499 and $6,138	4,334	4,695
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $8,913 and $8,078	2,786	3,621
FSC Laboratories Agreement, net of accumulated amortization of $3,062 and $2,756	2,760	3,066
Intellectual property, net of accumulated amortization of $803 and $667	1,887	2,023
Other intangible assets, net of accumulated amortization of $4,245 and $3,229	1,003	1,419
	$41,371	$47,880

The Company recorded amortization expense related to intangible assets of $7,109 and $5,929, respectively, for the six-month periods ended June 30, 2007 and July 1, 2006 and are included in “cost of goods sold.” During the first quarter of 2007, the Company made a $600 milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in “other intangible assets.” Amortization expense related to the intangible assets currently being amortized is expected to total $5,222 for the remainder of 2007, $10,708 in 2008, $7,720 in 2009, $7,155 in 2010, $6,177 in 2011 and $4,389 thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. As of June 30, 2007, the Company believes its net intangible assets are recoverable.

 Note 10 - Income Taxes:

On January 1, 2007, the Company adopted FIN 48. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of tax liabilities from current to non-current and did not require adjustment to retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of June 30, 2007. Of this amount $8.8 million, if recognized, would lower the Company’s effective tax rate in future periods. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. Accrued interest and penalties of $3.6 million related to uncertain tax positions as of January 1, 2007 did not change materially and are included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2007.

The IRS is currently examining the Company’s 2003-2005 federal income tax returns. Prior periods have either been audited or are no longer subject to IRS audit. The Company is currently under audit in one state jurisdiction for the years 2003-2005. In most other state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

Current deferred income tax assets at June 30, 2007 and December 31, 2006 consisted of temporary differences primarily related to accounts receivable reserves. Non-current deferred income tax assets at June 30, 2007 and December 31, 2006 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for the three months ended June 30, 2007 and July 1, 2006 were 35% and 32%, respectively. The Company’s effective tax rates for the six months ended June 30, 2007 and July 1, 2006 were 35% and 25%, respectively.

Note 11 - Short-Term and Long-Term Debt:

Short-Term Debt

The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of June 30, 2007 and December 31, 2006, the Company had recorded $791 and $4,404, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt

	June 30,	December 31,
	2007	2006
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	33	65
	200,033	200,065
Less current portion	(200,033)	(200,065)
	$-	$-

(a)
Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to their maturity date. On June 30, 2007, the senior subordinated convertible notes had a quoted market value of $186,564. See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

(b)	Includes primarily amounts due under capital leases for computer equipment.

Note 12 - Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income (loss) accounts during the six-month period ended June 30, 2007 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (loss)
Balance, December 31, 2006	35,901	$359	$254,013	$(431)
Unrealized gain on available for sale securities, net of tax	-	-	-	2,957
Exercise of stock options	43	-	211	-
Tax benefit from exercise of stock options	-	-	362	-
Tax deficiency related to vesting of restricted stock	-	-	(739)	-
Forfeitures of restricted stock	(75)	-	-	-
Issuances of restricted stock	457	5	-	-
Compensatory arrangements	-	-	9,420	-
Other	19	-	179	-
Balance, June 30, 2007	36,345	$364	$263,446	$2,526

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Comprehensive Income:
Net (loss) income	$2,798	$(7,205)	$44,312	$(2,690)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities, net of tax	(683)	(316)	2,957	1,081
Comprehensive Income	$2,115	$(7,521)	$47,269	$(1,609)

In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company has repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the program. As of June 30, 2007, the Company was still able to repurchase up to approximately $17.8 million of its common stock under the above plan. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net (loss) income	$2,798	$(7,205)	$44,312	$(2,690)

Basic:
Weighted average number of common shares outstanding	34,676	34,454	34,647	34,368

Net (loss) income per share of common stock	$0.08	$(0.21)	$1.28	$(0.08)

Assuming dilution:
Weighted average number of common shares outstanding	34,676	34,454	34,647	34,368
Effect of dilutive securities	267	-	323	-
Weighted average number of common shares outstanding	34,943	34,454	34,970	34,368

Net (loss) income per share of common stock	$0.08	$(0.21)	$1.27	$(0.08)

Outstanding options of 3,887 and 5,143 as of June 30, 2007 and July 1, 2006, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of June 30, 2007 and July 1, 2006. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

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

 On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD) (ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

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

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

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

Note 15 - Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of June 30, 2007, the Company’s net investment in SVC totaled approximately $5,387. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted. As of June 30, 2007, the Company believes its investment in SVC was not impaired.

Note 16 - Subsequent Events:

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

Note 17 - Restructuring Costs:

In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. During the fourth quarter of 2006, the Company recorded a restructuring charge primarily to its generic business of approximately $1.0 million related to employee termination benefits. During the six-month period ended June 30, 2007, no additional restructuring charges were incurred and $988 thousand of benefits were paid out. The remaining benefits are expected to be paid out during the remainder of 2007.

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

The financial data for the two business segments are as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues:
Generic	$146,044	$185,711	$360,779	$349,827
Brand	21,596	9,527	41,071	17,730
Total revenues	$167,640	$195,238	$401,850	$367,557

Gross margin:
Generic	$40,904	$47,950	$114,386	$91,074
Brand	15,651	6,817	29,858	12,862
Total gross margin	$56,555	$54,767	$144,244	$103,936

Operating income (loss):
Generic	$11,345	$3,833	$55,191	$20,046
Brand	(3,066)	(10,814)	14,759	(20,052)
Total operating income (loss)	8,279	(6,981)	69,950	(6)
Other expense, net	(30)	142	(49)	104
Equity in loss of joint venture	(80)	(225)	(228)	(479)
Realized loss on sale of marketable securities	(6,040)	(3,773)	(4,643)	(3,773)
Interest income	3,901	1,973	6,585	3,956
Interest expense	(1,727)	(1,693)	(3,445)	(3,388)
(Benefit) provision for income taxes	1,505	(3,352)	23,858	(896)
Net (loss) income	$2,798	$(7,205)	$44,312	$(2,690)

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
Product	2007	2006	2007	2006
Generic
Fluticasone (Flonase®)	$50,338	$77,244	$100,268	$133,508
Metoprolol succinate ER (Toprol-XL®)	17,276	-	29,618	-
Propranolol HCl ER (Inderal LA®)	10,383	-	41,635	-
Cabergoline (Dostinex®)	7,387	11,859	18,782	14,410
Fluoxetine (Prozac®)	3,950	5,080	7,275	9,198
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,527	4,791	7,814	8,658
Nabumetone (Relafen®)	3,340	1,789	5,225	3,023
Megestrol oral suspension (Megace®)	3,308	5,027	4,114	8,131
Methimazole (Tapazole®)	2,911	3,255	5,720	5,635
Ranitidine HCl Syrup (Zantac®)	2,324	-	6,475	-
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,173	3,838	6,860	12,789
Paroxetine (Paxil®)	986	709	2,359	6,562
Quinapril (Accupril®)	603	4,275	2,760	9,425
Various amoxicillin products (Amoxil®)	537	8,255	20,248	25,901
Cefprozil (Cefzil®)	(471)	2,793	91	7,884
Lovastatin (Mevacor®)	(814)	4,383	2,960	8,178
Other product related revenues (2)	5,126	4,655	14,247	7,937
Other (1)	34,160	47,758	84,328	88,588
Total Generic Revenues	$146,044	$185,711	$360,779	$349,827

Branded
Megace® ES	$19,096	$8,543	$36,071	$16,325
Other	-	984	-	1,405
Other product related revenues (2)	2,500	-	5,000	-
Total Branded Revenues	$21,596	$9,527	$41,071	$17,730

(1)
The further detailing of revenues of the Company’s other approximately 65 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for the three-month or six-month periods ended June 30, 2007 or July 1, 2006.

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

Note 19 - Research and Development Agreements:

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

These efforts resulted in new product introductions in the first six months of 2007, including propranolol HCl extended release (“ER”) capsules, which is an outcome of the Company’s strategic partnership with Nortec Development Associates, Inc, ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK and the launch of metoprolol succinate ER 25 mg in the fourth quarter of 2006, pursuant to a supply and distribution agreement with Astra Zeneca (“AZ”). Additionally, in accordance with the development, sales, marketing and supply agreement with Barr, the Company receives royalties from the sales of ondansetron tablets, which were launched in the fourth quarter of 2006.

The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”). In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years. As compensation for its marketing and sales efforts, the Company will receive $10 million annually, paid quarterly, for the six-year period. The Company has progressed on its business plan during 2007 by acquiring the rights to additional branded products currently in Phase III clinical trials. In June 2007, the Company acquired the commercialization rights in the U.S. to Immtech's lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. In July 2007, the Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA.

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

The following table shows the revenues, gross margin, and operating income by segment for the three months and six months ended June 30, 2007 and July 1, 2006:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues:
Generic	$146,044	$185,711	$360,779	$349,827
Brand	21,596	9,527	41,071	17,730
Total revenues	$167,640	$195,238	$401,850	$367,557

Gross margin:
Generic	$40,904	$47,950	$114,386	$91,074
Brand	15,651	6,817	29,858	12,862
Total gross margin	$56,555	$54,767	$144,244	$103,936

Operating income (loss):
Generic	$11,345	$3,833	$55,191	$20,046
Brand	(3,066)	(10,814)	14,759	(20,052)
Total operating income (loss)	$8,279	$(6,981)	$69,950	$(6)

Total revenues decreased $27,598, or 14.1%, for the three months ended June 30, 2007 from the three months ended July 1, 2006. Total gross margin dollars increased $1,788, or 3.3%, for the three months ended June 30, 2007 from the three months ended July 1, 2006. Generic revenues and gross margins decreased $39,667 or 21.4%, and $7,046, or 14.7%, respectively, for the three months ended June 30, 2007 from the three months ended July 1, 2006. Decreased generic sales in 2007 were primarily due to lower sales of fluticasone, lovastatin, cabergoline, quinapril, cefprozil, various amoxicillin products, and lower tramadol HCl and acetaminophen tablets, as well as the absence of pharmaceutical products containing ribavirin as an active ingredient, the rights to which were sold to Three Rivers in the third quarter of 2006. These decreases were partially offset by the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, and royalties earned related to the sales of ondansetron tablets (launched in fourth quarter 2006). The decrease in gross margin was primarily due to the lower sales described above, partially offset by lower inventory write-offs of finished products in the three months ended June 30, 2007 compared to the same period in 2006. Branded revenues and gross margin dollars for the second quarter of 2007 of $21,596 and $15,651, respectively, were driven by increased sales of Megace® ES and payments related to the co-promotion of Androgel®.

Total revenues and gross margin dollars increased $34,293, or 9.3%, and $40,308, or 38.8%, respectively, for the six months ended June 30, 2007 from the six months ended July 1, 2006. Generic revenues and gross margin dollars increased $10,952, or 3.1%, and $23,312 or 25.6%, respectively for the six months ended June 30, 2007 from the six months ended July 1, 2006. Increased generic sales in the first six months of 2007 were primarily due to new product launches including the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, the 2006 second quarter launch of polyethylene glycol, higher cabergoline product sales, and royalties earned related to the sales of ondansetron tablets, which were launched in the fourth quarter of 2006. These increases were partially offset by lower sales of fluticasone, cefprozil, quinapril, tramadol HC1 and acetaminophen tablets, and lovastatin, as well as the absence of pharmaceutical products containing ribavirin as an active ingredient, the rights to which were sold to Three Rivers in the third quarter of 2006. The increase in gross margin was primarily due to the higher sales described above and lower inventory write-offs of finished products in the six months ended June 30, 2007 compared with the same period in 2006. Branded revenues and gross margin dollars for the first six months of 2007 of $41,071 and $29,858, respectively, were driven by increased sales of Megace® ES and payments related to the co-promotion of Androgel®.

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

The increase in operating income from the generic business was impacted in the first six months of 2007 by the sales and gross margins discussed above, and the non-recurrence of the second quarter write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection. The increase in the operating income for the branded division is due to higher gross margin on higher sales, lower research and development costs of approximately $3,300, net of the payment of $3,000 made to Immtech as part of the joint development and commercialization agreement for pafuramidine maleate, and the recognition of $20,000 income related to the return of marketing rights to a product that was being co-developed with another company; these increases were tempered by higher costs for marketing and a field force expansion to promote and support the Company’s branded products.

RESULTS OF OPERATIONS

Revenues - Three Months Ended June 30, 2007

Total revenues for the three months ended June 30, 2007 were $167,640, decreasing $27,598 or 14.1%, from total revenues of $195,238 for the three months ended July 1, 2006. Revenues for generic products for the three months ended June 30, 2007 were $146,044, decreasing $39,667, or 21.4%, from generic revenues of $185,711 for the three months ended July 1, 2006. Decreased generic sales for the three months ended June 30, 2007 were primarily due to lower sales of fluticasone, which decreased by $26,906, various amoxicillin products, which decreased by $7,718, lovastatin, which decreased by $5,197, cabergoline, which decreased by $4,472, quinapril, which decreased by $3,672, and cefprozil, which decreased by $3,264. Increased competition adversely affected both the volume and pricing on the above existing products. These decreases were partially offset by the 2007 first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, and royalties earned related to the sales of ondansetron tablets launched in fourth quarter 2006. Among the top selling products in 2007 that did not have sales in the corresponding three-month period in 2006 were metoprolol succinate ER 25 mg (net sales of $17,276), propranolol HCl ER caps (net sales of $10,383), and ranitidine HCl syrup (net sales of $2,324). Net sales of distributed products were approximately $88,693 or 52.9% of the Company’s total revenues in the second quarter of 2007, and $130,081, or 66.6% of the Company’s total revenues in the second quarter of 2006. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $21,596 for the three months ended June 30, 2007, increasing $12,069, or 126.7%, from branded revenues of $9,527 for the three months ended July 1, 2006, due to increased sales of Megace® ES and the co-promotion fee for Androgel®.

Revenues - Six Months Ended June 30, 2007

Total revenues for the six months ended June 30, 2007 were $401,850, increasing $34,293, or 9.3%, from total revenues of $367,557 for the six months ended July 1, 2006. Revenues for generic products for the six months ended June 30, 2007 were $360,779, increasing $10,952, or 3.1%, from generic revenues of $349,827 for the six months ended July 1, 2006, due primarily to the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, the 2006 fourth quarter launch of metoprolol succinate ER 25 mg, and higher royalties driven by the 2006 fourth quarter launch of ondansetron tablets. Among the top selling products in 2007 that did not have revenues in the corresponding six-month period in 2006 were propranolol HCl ER caps (net sales of $41,635), metoprolol succinate ER 25 mg (net sales of $29,618), ranitidine HCl syrup (net sales of $6,475) and royalties earned from the sale of ondansetron tablets ($8,619). These increases were partially offset by lower sales of fluticasone, which decreased by $33,240, cefprozil, which decreased by $7,793, quinapril, which decreased by $6,665, tramadol HC1 and acetaminophen tablets, which decreased by $5,929, various amoxicillin products, which decreased by $5,653, lovastatin, which decreased by $5,218, paroxetine, which decreased by $4,203, and megestrol oral suspension, which decreased by $4,017. Increased competition adversely affected both the volume and pricing on these existing products. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $207,523, or 51.6% of the Company’s total revenues for the six months ended June 30, 2007, and $246,498 or 67.1% of the Company’s total revenues for the six months ended July 1, 2006. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the branded segment were $41,071 for the six months ended June 30, 2007, increasing $23,341, or 131.6%, primarily due to increased sales of Megace® ES and the co-promotion fee for Androgel®.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $735,681 for the six months ended June 30, 2007 compared to $729,905 for the six months ended July 1, 2006. Deductions from gross revenues were $333,831 for the six months ended June 30, 2007 compared to $362,348 for the six months ended July 1, 2006. These deductions are discussed in the Notes to condensed consolidated financial statements - Note 6 - “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 45.4% for the six months ended June 30, 2007 compared to 49.6% for the six months ended July 1, 2006, primarily due to a decrease in wholesaler acquisition costs in 2006, the lack of competition for fluticasone, and higher royalties in 2007, which are not impacted by deductions. Among the top selling products that did not have sales in the corresponding prior year six-month period were propranolol HCl ER, metoprolol succinate ER 25 mg, ranitidine HCl syrup and polyethylene glycol.

As detailed above, the Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two- to four-month period, on average.

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

The following tables summarize the activity for the six months ended June 30, 2007 and July 1, 2006 in the accounts affected by the estimated provisions described below:

	For the six months ended June 30, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(51,891)	$(168,087)	$- (1)	$179,301	$(40,677)
Rebates and incentive programs	(85,888)	(100,867)	2,699	110,448	(73,608)
Returns	(42,905)	(22,573)	(3,164)	14,235	(54,407)
Cash discounts and other	(18,038)	(33,439)	211	31,269	(19,997)
Total	$(198,722)	$(324,966)	$(254)	$335,253	$(188,689)

Accrued liabilities (2)	$(10,412)	$(8,611)	$-	$3,818	$(15,205)

	For the six months ended July 1, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(191,301)	$- (1)	$205,608	$(87,949)
Rebates and incentive programs	(50,991)	(111,987)	-	79,135	(83,843)
Returns	(32,893)	(17,959)	(7,686)	15,143	(43,395)
Cash discounts and other	(15,333)	(24,566)	-	24,474	(15,425)
Total	$(201,473)	$(345,813)	$(7,686)	$324,360	$(230,612)

Accrued liabilities (2)	$(9,040)	$(8,934)	$85	$11,328	$(6,561)

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

Gross Margin - Three Months Ended June 30, 2007

The Company’s gross margin of $56,555 (33.7% of total revenues) for the three months ended June 30, 2007 increased $1,788 from $54,767 (28.1% of total revenues) for the three months ended July 1, 2006. This increase in gross margin is attributed to the increased sales of products with higher gross margin, increased royalty income and revenues related to the co-promotion of Androgel. The generic products gross margin of $40,904 (28.0% of generic revenues) for the three months ended June 30, 2007 decreased $7,046 from $47,950 (25.8% of generic revenues) for the three months ended July 1, 2006 primarily due to lower sales of cabergoline and tramadol HCl and acetaminophen tablets (which have higher margin percentages) and lower sales of quinapril and fluoxetine, tempered by the introduction of propranolol HCl ER, a lower write-off of finished product inventory and royalties earned from the sales of ondansetron tablets, which launched in fourth quarter 2006. The branded products gross margin of $15,651 (72.5% of branded revenues) for the three months ended June 30, 2007 increased by $8,834 from $6,817 (71.5% of branded revenues) for the three months ended July 1, 2006 due to higher sales of Megace® ES and a co-promotion fee for selling Androgel®, which was commenced in the fourth quarter of 2006. The Company’s gross margin percentage increased from 28.1% to 33.7%. The increased percentage is attributed to the launch of propranolol HCl ER, increased sales of Megace® ES, lower inventory write-offs of finished products, royalties related to the sales of ondansetron and the co-promotion fee for Androgel®. These increases are partially offset by higher sales of metoprolol succinate ER 25 mg, which has a lower gross margin percentage than the Company’s overall gross margin percentage.

Gross Margin - Six Months Ended June 30, 2007

The Company’s gross margin of $144,244 (35.9% of total revenues) in the first six months of 2007 increased $40,308 from $103,936 (28.3% of total revenues) in the corresponding period of 2006. This increase in gross margin is attributed to the increased sales of products with higher gross margin, increased royalty income and revenues related to the co-promotion of Androgel. Generic product gross margins of $114,386 (31.7% of generic revenues) in the six months ended June 30, 2007 increased $23,312 from $91,074 (26.0% of generic revenues) in the corresponding period of 2006. The increase in generic gross margins were primarily due to the introduction of propranolol HCl ER, sales of metoprolol succinate ER 25 mg, which was launched in the fourth quarter of 2006, lower inventory write-offs, and royalties earned from the sales of ondansetron tablets, which were launched in the fourth quarter 2006. These increases were partially offset by lower sales of tramadol HCl with acetaminophen, megestrol oral suspension and quinapril. The branded products gross margin of $29,858 (72.7% of branded revenues) for the six months ended June 30, 2007 increased by $16,996 from $12,862 (72.5% of branded revenues) for the six months ended July 1, 2006 due to higher sales of Megace® ES and a co-promotion fee for selling Androgel®, which was commenced in the fourth quarter of 2006. The Company’s gross margin percentage increased from 28.3% to 35.9%. The increased percentage is attributed to the launch of propranolol HCl ER, increased sales of cabergoline, increased sales of Megace® ES, lower inventory write-offs of finished products, royalties related to the sales of ondansetron and the co-promotion fee for Androgel®. These increases are partially offset by higher sales of metoprolol succinate ER 25 mg, which has a lower gross margin percentage than the Company’s overall gross margin percentage.

Operating Expenses

Research and Development - Three Months Ended June 30, 2007

The Company’s research and development expenses of $14,277 (8.5% of total revenues) for the three months ended June 30, 2007 decreased $3,280, or 18.7%, from $17,557 (9.0% of total revenues) for the three months ended July 1, 2006. The decrease was primarily attributable to lower branded clinical costs related to Megace® ES clinical development program for Oncology, which was terminated in 2006, and PAR 101, which was terminated in the first quarter of 2007, and lower personnel cost due to the restructuring of the R&D organization coupled with lower costs for active pharmaceutical ingredients used in R&D processes. The reductions are partially offset by a $3,000 payment to Immtech for the commercialization rights in the U.S. to pafuramidine maleate.

Research and Development - Six Months Ended June 30, 2007

The Company’s research and development expenses of $28,316 (7.0% of total revenues) for the six months ended June 30, 2007 decreased $3,093, or 9.8%, from $31,409 (8.5% of total revenues) for the six months ended July 1, 2006. The decrease was primarily attributable to lower branded clinical costs related to Megace® ES clinical development program for Oncology, which was terminated in 2006, and PAR 101, which was terminated in the first quarter of 2007 and lower personnel cost due to the restructuring of the R&D organization coupled with lower costs for active pharmaceutical ingredients used in R&D processes. The reductions are partially offset by a $3,000 payment to Immtech for the commercialization rights in the U.S. to pafuramidine maleate.

Although there can be no such assurance, research and development expenses for fiscal year 2007, including payments to be made to unaffiliated companies, are expected to be approximately 25% to 30% higher than fiscal year 2006.

Selling, General and Administrative Expenses - Three months ended June 30, 2007

Total selling, general and administrative expenses of $33,999 (20.3% of total revenues) for the three months ended June 30, 2007 decreased $8,942, or 20.8%, from $42,941 (22.0% of total revenues) for the three months ended July 1, 2006. The decrease in 2007 was primarily due to the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection and decreased legal fees of $1,278, partially offset by severance costs associated with the termination of certain selling & marketing executives, costs associated with the expansion of finance and accounting functions and increased professional costs related to the Company’s restatement of prior periods.

Selling, General and Administrative Expenses - Six months ended June 30, 2007

Total selling, general and administrative expenses of $66,556 (16.6% of total revenues) for the six months ended June 30, 2007 decreased $4,727, or 6.6%, from $71,283 (19.4% of total revenues) for the six months ended July 1, 2006. The decrease in 2007 was primarily due to the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection and decreased legal fees, partially offset by severance costs associated with the termination of certain selling & marketing executives, higher selling & marketing costs mainly driven by expansion of the field force to promote the Company’s branded products and costs associated with the expansion of finance and accounting functions and increased professional costs related to the Company’s restatement of prior periods.

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

Gain on Sale of Product Rights

In May 2005 the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridum difficle- associated diarrhea. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Optimer. The Company recognized a gain on the sale of product rights of $20,000 related to this transaction in the three month period ended March 31, 2007.

Settlements, net

In August 2003, the Company and Perrigo Pharmaceuticals Company entered into a product development manufacturing and supply agreement to commercialize various products. In March 2007, the parties terminated the agreement. The terms of the settlement resulted in a net gain for the Company in the amount of $378 for the three months ended March 31, 2007.

In September 1999 the Company and Resolution Chemicals (“Resolution”) entered into a development, manufacture and marketing agreement. On February 8, 2007, the Company and Resolution agreed to terminate the development, manufacture and marketing agreement. For consideration of $200, the Company returned all rights and was relieved of its obligations established under the initial agreements. The terms of the settlement resulted in a gain of $200.

The loss of $1.25 million for the three months and six months ended July 1, 2006 relates to the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of the settlement, of which $1.25 million was recorded in settlements, net. The remaining $0.25 million was recorded in research and development expenses.

Realized loss on sale of marketable securities, net

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and recognized a pre-tax gain of $1,397 for the three month period ended March 31, 2007. The Company held 1.3 million shares of Optimer common stock as of June 30, 2007.

As of June 30, 2007, the Company held an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities that experienced a severe reduction in value. In August 2007, the Company received notice from the fund manager that based on the liquidating procedures; there was no remaining equity for limited partners. The Company recorded a realized investment loss in the three months ended June 30, 2007 of $6,040.

Equity in Loss of Joint Venture

Equity in loss of joint venture for the second quarter was $80 and $225 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $228 and $479 for the six months ended June 30, 2007 and July 1, 2006, respectively. The amount represents the Company’s share of loss in the SVC joint venture which primarily relates to pre-production activities.

Interest Income

Interest income was $3,901 and $1,973 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $6,585 and $3,956 for the six months ended June 30, 2007 and July 1, 2006, respectively. Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

Interest expense was $1,727 and $1,693 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $3,445 and $3,388 for the six months ended June 30, 2007 and July 1, 2006, respectively. Interest expense for 2007 and 2006 principally includes interest payable on the Company’s convertible notes.

Income Taxes

The Company recorded a provision for income taxes of $1,505 and a benefit for income taxes of $3,352 for the three months ended June 30, 2007 and July 1, 2006, respectively. The Company’s effective tax rates for the three months ended June 30, 2007 and July 1, 2006 were 35.0% and 31.8%, respectively. For the six-month periods ended June 30, 2007 and July 1, 2006, the Company recorded a provision for income taxes of $23,858 and a benefit for income taxes of $896, respectively. The Company’s effective tax rates for the six months ended June 30, 2007 and July 1, 2006 were 35.0% and 25.0%, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents were $184,238 at June 30, 2007 which represented an increase of $63,247 from $120,991 at December 31, 2006. In the six-month period ended June 30, 2007, cash provided by operations was $123,576 for the six month period ended June 30, 2007 driven by net income of $44,312 and adjusted for depreciation and amortization of $13,940, share-based compensation of $9,420 and a decrease in accounts receivable of $64,397 primarily due to higher cash collections partially offset by a decrease in accounts receivable reserves of $12,477. The decrease in accounts receivable was driven by collections related to first quarter revenues (driven by the launch of propranolol) coupled with second quarter revenue declines described in the “Overview” and “Results of Operations” sections above. Cash flows used in investing activities were $55,936 for the six months ended June 30, 2007, principally due to the net purchases of available for sale securities and other investments of $57,359 and capital contributions to a joint venture of $1,392. Cash used in financing activities was $4,393 related to payments of short-term debt related to finance insurance premiums and principal payments under long-term debt and other borrowings of $3,633 and the purchase of treasury stock for $1,333, partially offset by proceeds from issuance of common stock of $211.

The Company’s working capital, current assets minus current liabilities, of $236,945 at June 30, 2007 increased $111,777 from $125,168 at December 31, 2006. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.68x at June 30, 2007 compared to 1.32x at December 31, 2006. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program was $17.8 million as of June 30, 2007. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

Available for sale debt and marketable equity securities of $169,243 included in current assets at June 30, 2007 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.

As of June 30, 2007, the Company had payables due to distribution agreement partners of $73,754 related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation with it, out of its working capital during the third quarter of 2007. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

Upon the adoption of FIN 48, the Company has not updated the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K, as the Company is unable to make reasonable estimates as to the period(s) in which cash will be paid related to the unrecognized tax benefits. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of certain tax liabilities from current to non-current. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of June 30, 2007. Accrued interest and penalties of $3.6 million related to uncertain tax positions as of January 1, 2007 are included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2007. We do not expect a significant tax payment related to these other long-term liabilities within the next year. There have been no other material changes to contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $32,000 as of June 30, 2007. See “Subsequent Events” below.

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

Financing

At June 30, 2007, the Company’s total outstanding short and long-term debt, including the current portion, was $200,824. The amount consisted primarily of senior subordinated convertible notes, financing for product liability insurance and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s condensed consolidated balance sheet as of June 30, 2007. Refer to notes to condensed consolidated financial statements - Note 14 - “Commitments, Contingencies and Other Matters.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency securities and auction rate securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at June 30, 2007. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures. For cash, cash equivalents and available for sale debt securities, a 10 percent decrease in interest rates would decrease interest income by approximately $1.0 million. The Company does not have any financial obligations exposed to variability in interest rates.

The following table summarizes the available for sale securities that subject the Company to market risk at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Securities issued by government agencies	$46,063	$65,897
Debt securities issued by various state and local municipalities and agencies	11,770	13,755
Other debt securities	14,619	15,870
Auction rate securities	90,100	4,250
Marketable equity securities	11,371	-
Total	$173,923	$99,772

Available for Sale Securities and Other Investments

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $173,923, as of June 30, 2007, in available for sale securities that have a maturity greater than one year. Included in the $173,923 is an investment in a fund that invests in various floating rate structured finance securities which in June 2007 experienced a severe reduction in value. The Company received notice from the fund manager that based on the liquidating procedures, there was no remaining equity for limited partners. The Company recorded an investment loss of $6,040 in June 2007.

In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Abrika and Optimer, as described below.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12,000. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million in the first quarter of 2007. As of June 30, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $11.4 million based on the market value of Optimer’s common stock at that date. The Company included an unrealized gain of $4.8 million for the six months ended June 30, 2007, which was included in other comprehensive income. In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of June 30, 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika, a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8,361, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9,000 to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9,000. The Company also held a convertible promissory note in the principal amount of $3,000, plus interest accruing at 8.0% annually for money loaned to Abrika. Both the $9,000 advance and the $3,000 promissory note were recorded in deferred charges and other assets, and were collected by the Company in the second quarter of 2007. In 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company no longer has an obligation to pay Abrika the $9,000 upon FDA approval of the transdermal fentanyl patch. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. Based on the terms of the merger agreement, the Company received approximately $4.6 million for its equity stake in Abrika after the merger transaction was completed in April 2007. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based upon the terms of the merger agreement between Abrika and the Actavis group that indicated that its investment was impaired.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2007. Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2006 in the Company’s Form 10-K have been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended June 30, 2007, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

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

Patent Related Matters

On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. On October 16, 2007, the parties submitted a stipulated dismissal of the litigation which was entered by Judge Chesler on October 23, 2007, terminating the lawsuit. The settlement terms also permitted the Company, through its marketing partner Barr to introduce generic versions of the Diastat products on or after September 1, 2010. Profits from the sale of these products will be split between the Company and Barr.

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

On March 10, 2005, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U.S. Patent 6,593,318. However, as a result of a ruling of non-enablement of that claim in the Roxane lawsuit, the Company has withdrawn its motion for a preliminary injunction. The Company was granted a stay and the action was terminated without prejudice pending final resolution of the Roxane appeal.

On April 28, 2006, CIMA and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey (CIMA Labs, Inc. et al. v. Par Pharmaceutical Companies, Inc. et al., (Civil Action Nos. 06-CV-1970, 1999 (DRD)(ES)). CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee. The two lawsuits were consolidated on January 29, 2007. In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. The parties have exchanged written discovery. All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006. The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding. The Company will continue to monitor these ongoing reexamination proceedings. CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al., (Civil Action No. 07-CV-0893 (DRD) (ES)). A hearing on these motions was held on May 30, 2007. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

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

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC filed a lawsuit against the Company and Actavis in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company and Actavis are preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity of the patents.

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

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. Par and MN will assert all available defenses and counterclaims including seeking a declaration of non-infringement and invalidity of the patents.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending June 30, 2007

Period	Total Number of Shares of Common Stock Purchased (3)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2007 through April 28, 2007	-	N/A	-	631,315
April 29, 2007 through May 26, 2007	20,477	N/A	-	631,315
May 27, 2007 through June 30, 2007	-	N/A	-	631,315
Total	20,477	N/A	-

(1)
In April 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program was $17.8 million, as of June 30, 2007. The repurchase program has no expiration date. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

(2)	Based on the closing price of the Company’s common stock on the New York Stock Exchange $28.23 at June 30, 2007.

(3)	The total number of shares purchased represents shares surrendered to the registrant to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer (filed herewith.)

31.2	Certification of the Principal Financial Officer (filed herewith.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

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