Form 10-Q
period 2007-09-29
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2007-12-20
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2007
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

Number of shares of the Registrant’s common stock outstanding as of December 14, 2007: 33,829,054

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2007

ITEM 1. FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 29,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$114,161	$120,991
Available for sale debt and marketable equity securities	173,544	92,120
Accounts receivable, net	108,182	99,043
Inventories	81,049	106,322
Prepaid expenses and other current assets	13,623	15,833
Deferred income tax assets	72,105	72,105
Income taxes receivable	6,605	12,422
Total current assets	569,269	518,836

Property, plant and equipment, at cost less accumulated depreciation and amortization	81,902	89,155
Available for sale debt and marketable equity securities	7,233	7,652
Investment in joint venture	5,774	5,292
Other investments	2,500	16,588
Intangible assets, net	38,719	47,880
Goodwill	63,729	63,729
Deferred charges and other assets	2,879	16,000
Non-current deferred income tax assets, net	57,485	49,545
Total assets	$829,490	$814,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$200,019	$204,469
Accounts payable	30,546	48,297
Payables due to distribution agreement partners	65,586	89,585
Accrued salaries and employee benefits	13,413	15,510
Accrued expenses and other current liabilities	25,168	18,833
Income taxes payable	58	16,974
Total current liabilities	334,790	393,668

Long-term debt, less current portion	-	-
Other long-term liabilities	13,718	-
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 36,421,650 and 35,901,276 shares	364	359
Additional paid-in-capital	267,994	254,013
Retained earnings	245,837	200,256
Accumulated other comprehensive income (loss)	1,351	(431)
Treasury stock, at cost 942,716 and 889,245 shares	(34,564)	(33,188)
Total stockholders’ equity	480,982	421,009
Total liabilities and stockholders’ equity	$829,490	$814,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues:
Net product sales	$206,923	$168,951	$589,526	$528,571
Other product related revenues	5,753	5,028	25,000	12,964
Total revenues	212,676	173,979	614,526	541,535
Cost of goods sold	146,248	118,919	403,854	382,540
Gross margin	66,428	55,060	210,672	158,995
Operating expenses:
Research and development	32,815	12,574	61,131	43,983
Selling, general and administrative	33,910	40,053	100,466	111,337
Settlements, net	(367)	-	(945)	1,250
Total operating expenses	66,358	52,627	160,652	156,570
Gain on sale of product rights	-	3,054	20,000	3,054
Operating income	70	5,487	70,020	5,479
Other (expense) income, net	-	(38)	(49)	66
Equity in loss of joint venture	(107)	(18)	(335)	(497)
Loss on marketable securities, net	-	-	(4,643)	(3,773)
Interest income	3,680	2,098	10,265	6,055
Interest expense	(1,691)	(1,681)	(5,136)	(5,069)
Income before provision for income taxes	1,952	5,848	70,122	2,261
Provision for income taxes	683	1,461	24,541	565
Net income	$1,269	$4,387	$45,581	$1,696

Earnings per share of common stock:
Basic	$0.04	$0.13	$1.31	$0.05
Diluted	$0.04	$0.13	$1.30	$0.05

Weighted average number of common shares outstanding:
Basic	34,738	34,468	34,677	34,401
Diluted	34,906	34,566	34,949	34,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$45,581	$1,696
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(7,020)	(6,720)
Depreciation and amortization	19,941	15,986
Loss on marketable securities, net	4,643	3,773
Equity in loss of joint venture	335	497
Allowances against accounts receivable	(27,540)	34,583
Share-based compensation expense	13,756	18,750
Loss on disposal of fixed assets	37	220
Tax benefits on exercise of nonqualified stock options	459	694
Excess tax benefits on exercise of nonqualified stock options	(459)	(679)
Other	170	123
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18,401	(74,943)
Decrease (increase) in inventories	25,273	(14,731)
Decrease in prepaid expenses and other assets	3,488	8,680
Decrease in accounts payable, accrued expenses and other liabilities	(6,800)	(16,693)
(Decrease) increase in payables due to distribution agreement partners	(23,999)	53,612
(Decrease) increase in income taxes payable/receivable	(178)	6,831
Net cash provided by operating activities	66,088	31,679

Cash flows from investing activities:
Capital expenditures	(5,272)	(15,006)
Purchases of intangibles	(600)	(14,137)
Purchases of available for sale debt securities	(225,389)	(419)
Purchases of available for sale marketable equity securities	(3,850)	-
Purchases of long term investments	(2,500)	-
Proceeds from maturity and sale of available for sale debt and marketable equity securities	158,511	5,000
Proceeds from sale of other investments, advance for product rights and the redemption of a promissory note	16,588	(9,000)
Acquisition of subsidiary, contingent payment	(5,000)	(2,500)
Capital contributions to joint venture	(1,943)	(550)
Proceeds from sale of fixed assets	1,551	-
Net cash used in investing activities	(67,904)	(36,612)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	341	8,902
Excess tax benefits on exercise of nonqualified stock options	459	679
Purchase of treasury stock	(1,376)	(641)
Payments of short-term debt related to financed insurance premiums	(4,391)	(2,889)
Borrowings related to financed insurance premium liabilities	-	2,274
Principal payments under long-term and other borrowings	(47)	(190)
Net cash (used in) provided by financing activities	(5,014)	8,135

Net (decrease) increase in cash and cash equivalents	(6,830)	3,202
Cash and cash equivalents at beginning of period	120,991	93,477
Cash and cash equivalents at end of period	$114,161	$96,679

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$31,284	$890
Interest	$5,883	$5,811

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$2,979	$5,802
Capital expenditures incurred but not yet paid	$334	$670

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at September 29, 2007 and for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Restatement of previously issued financial statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified a balance sheet reclassification whereby the Company had included certain discounts due to customers for which no underlying receivables exist in accounts receivable, rather than presenting such amounts in accrued expenses. Accordingly, such presentation in the accompanying condensed consolidated financial statements has been restated to increase accounts receivable, net and accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2006 by $4.3 million. This restatement had no effect on the condensed consolidated statements of operations nor on the overall condensed consolidated statements of cash flows as previously reported.

Note 2 - Recent Accounting Pronouncements:

On December 12, 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The key elements of EITF 07-1 relate to: (a) the scope of the issue; (b) the income statement presentation of transactions with third parties; (c) the income statement presentation of payments between parties to the collaborative arrangement; (d) the disclosures about collaborative arrangements that should be required in the financial statements of the parties to the collaborative arrangements; and (e) the transition method. A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement. Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable. EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified. EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so. The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilized the impracticability exception. The Company is currently evaluating the potential impact of adopting EITF 07-1 on its condensed consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will be required to record and disclose business combinations following existing GAAP until January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 141R on its condensed consolidated financial statements.

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Earlier adoption is not permitted. The Company will adopt the provisions of EITF 07-3 prospectively, beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities. The Company is currently evaluating the potential impact of adopting SFAS 159 on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.

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

Note 3 - Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards not vested at the date of adoption based on the grant date fair value. Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. In accordance with SFAS 123R, $0.5 million and $0.7 million of excess tax benefits for the nine months ended September 29, 2007 and September 30, 2006, respectively, has been classified as both an operating cash outflow and financing cash inflow.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.

As of September 29, 2007, there were approximately 4.3 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

In the quarter ended April 1, 2006, the Company accelerated the vesting of 50 outstanding non-vested stock options in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of $0.4 million in the quarter ended April 1, 2006. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company will record total compensation expense of $1.1 million, of which $0.8 million was recorded for the nine months ended September 30, 2006 and $0.8 million for the full year of 2006. The Company recorded $0.03 million and $0.1 million for the three and nine months ended September 29, 2007 and the remaining $0.2 million will be amortized over the remaining vesting period of the modified options of approximately 2 years.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.6%	4.8%	4.6%	4.5%
Expected life (in years)	6.3	6.3	6.2	6.2
Expected Volatility	49.4%	57.0%	52.5%	58.0%
Dividend	0%	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month periods ended September 29, 2007 and September 30, 2006 were $11.06 and $9.27, respectively. The weighted average per share fair values of options granted in the nine month periods ending September 29, 2007 and September 30, 2006 were $13.18 and $17.72, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006:

	For the three months ended		For the nine months ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Cost of sales	$167	$227	$525	$802
Research and development	416	568	1,313	2,005
Selling, general and administrative	1,499	4,872	4,725	10,254
Total, pre-tax	$2,082	$5,667	$6,563	$13,061
Tax benefit of share-based compensation	(812)	(2,210)	(2,560)	(5,094)
Total, net of tax	$1,270	$3,457	$4,003	$7,967

The incremental share-based compensation expense decreased both basic and diluted earnings per share by $0.04 and $0.10 for the three-month periods ended September 29, 2007 and September 30, 2006, respectively, and $0.12 for basic earnings per share and $0.11 for diluted earnings per share for the nine-month period ended September 29, 2007 and $0.23 for both basic and diluted earnings per share for the nine-month period ended September 30, 2006.

The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at December 31, 2006	5,470	$36.00
Granted	573	20.41
Exercised	(59)	8.02
Forfeited	(1,145)	37.25
Balance at September 29, 2007	4,839	$34.81	6.18	$2,511
Exercisable at September 29, 2007	3,286	$38.00	5.01	$2,244
Vested and expected to vest at September 29, 2007	4,370	$34.60	5.88	$2,473

The total fair value of shares vested during the three-month periods ended September 29, 2007 and September 30, 2006, was $0.4 million and $2.7 million, respectively. The total fair value of shares vested during the nine-month periods ended September 29, 2007 and September 30, 2006, was $9.7 million and $8.2 million, respectively. As of September 29, 2007, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $17.7 million. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.6 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.

The Company accelerated the vesting of 67 outstanding non-vested restricted shares in connection with the termination of certain executives in the nine-month period ended September 29, 2007. The effect of this acceleration resulted in additional compensation expense of $1.5 million in the nine-month period ended September 29, 2007.

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three and nine month periods ended September 29, 2007 and September 30, 2006 was as follows:

	For the three months ended		For the nine months ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Cost of sales	$180	$59	$458	$262
Research and development	451	226	1,145	1,039
Selling, general and administrative	1,622	2,345	5,590	4,326
Total, pre-tax	$2,253	$2,630	$7,193	$5,627
Tax benefit of stock-based compensation	(879)	(1,026)	(2,805)	(2,195)
Total, net of tax	$1,374	$1,604	$4,388	$3,432

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	495	$32.92
Granted	533	23.81
Vested	(195)	35.40
Forfeited	(108)	27.82
Non-vested balance at September 29, 2007	725	$26.32	$13,454

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	245	$23.46
Granted	19	26.39
Vested	(36)	27.60
Forfeited	(5)	21.68
Non-vested balance at September 29, 2007	223	$23.08	$4,123

As of September 29, 2007, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $20.5 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.0 years. At September 29, 2007, approximately 1.3 million shares remain available for restricted stock and restricted stock unit grants.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company. As a result, there was no Program activity during the nine months ended September 29, 2007. Employees purchased 0 shares and 15 shares during the three-month and nine-month periods ended September 30, 2006 and the Company recorded expense of $0 and $0.06 million, respectively, reflecting a 15% discount from fair market value, in accordance with the terms of the Program at that time.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At September 29, 2007 and December 31, 2006, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the condensed consolidated balance sheets. The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at September 29, 2007:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,242	$-	$(5)	$41,237
Debt securities issued by various state and local municipalities and agencies	11,839	-	(43)	11,796
Other debt securities	15,070	-	(712)	14,358
Auction rate securities	100,000	-	-	100,000
Available for sale debt securities	168,151	-	(760)	167,391

Marketable equity securities available for sale
Hana Biosciences, Inc.	3,850	-	(975)	2,875
Optimer Pharmaceuticals, Inc. (see Note 5)	6,561	3,950	-	10,511

Total	$178,562	$3,950	$(1,735)	$180,777

Of the $1.7 million of unrealized loss as of September 29, 2007, $0.8 million has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1/ 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.

The Company held an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities that experienced a severe reduction in value. In August 2007, the Company received notice from the fund manager that based on the liquidating procedures; there was no remaining equity for limited partners. The Company recorded a realized investment loss in the three months ended June 30, 2007 of $6.0 million. The estimated fair value of this investment was in an unrealized gain position at March 31, 2007.

In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery. The terms of the agreement contain multiple elements, including a $5 million investment in Hana at a contractually agreed $1.2 million premium. The Company recorded its investment in Hana at $3.8 million based on the prevailing market prices and charged the $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. In addition, Hana will receive milestone payments and royalties on future sales of ZensanaTM. The Company also announced that it has entered into an agreement with NovaDel Pharma, Inc. (“NovaDel”) to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the New Drug Application (“NDA”) to the FDA. The Company has classified its investment in Hana as a noncurrent asset on its condensed consolidated balance sheet as of September 29, 2007 due to its contractual obligations with Hana and its intent to hold the investment for period of time greater than 12 months. The Company evaluated the near-term prospects of Hana in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at September 29, 2007. The Company recorded an unrealized loss of $1.0 million for the nine months ended September 29, 2007, which was included in other comprehensive income to reflect the estimated fair value of its investment in Hana.

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

The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$66,238	$-	$(341)	$65,897
Debt securities issued by various state and local municipalities and agencies	13,945	-	(190)	13,755
Other debt securities	16,103	211	(444)	15,870
Auction rate securities	4,250	-	-	4,250
Available for sale debt securities	$100,536	$211	$(975)	$99,772

The following table summarizes the contractual maturities of the Company’s available for sale debt securities at September 29, 2007:

	September 29, 2007
		Estimated Fair
	Cost	Value
Less than one year	$42,468	$42,399
Due between 1-2 years	12,613	12,616
Due between 2-5 years	10,000	10,018
Due after 5 years	103,070	102,358
Total	$168,151	$167,391

Note 5 - Other Investments:

		Unrealized
Balance at September 29, 2007	Carrying Value	Gain	(Loss)	Fair Value
IntelliPharmaCeutics Ltd.	$2,500	$-	$-	$2,500
Total other investments	$2,500	$-	$-	$2,500

		Unrealized
Balance at December 31, 2006	Carrying Value	Gain	Loss	Fair Value
Abrika Pharmaceuticals, LLLP	$4,588	$-	$-	$4,588
Optimer Pharmaceuticals, Inc.	12,000	-	-	12,000
Total other investments	$16,588	$-	$-	$16,588

The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions.

In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company. The terms of the agreement contain multiple elements, including a $5 million private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. The Company recorded its investment in IPC Corp. at $2.5 million based on the Company’s assessment of the fair value of its investment and charged $2.5 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. Concurrently, the Company announced that it entered into a separate agreement with IPC Corp. to collaborate in the development and marketing of four modified release generic drug products. IPC Corp. is a Toronto-based specialty pharmaceutical company with which the Company previously has entered into single-product agreements covering the development and marketing of two modified release generic drug products. Under the terms of the new agreement, IPC Corp. will develop the four modified release products and the Company will provide development, regulatory and legal support for the applications. IPC Corp. will be eligible to receive development and post-launch milestone payments. The Company will have exclusive rights to market, sell and distribute the products in the U.S. and receive a majority share of the profits from the sales of each product. Because IPC Ltd. is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer Pharmaceuticals, Inc. (“Optimer”), a privately-held biotechnology company located in San Diego, California, for $12.0 million. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million in the first quarter of 2007. As of September 29, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $10.5 million based on the market value of Optimer’s common stock at that date. The Company recognized an unrealized gain of $4.0 million for the nine months ended September 29, 2007, which was included in other comprehensive income. In October 2007, the Company sold its remaining investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of February 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet. On February 27, 2007 in exchange for $20.0 million the Company returned the marketing rights to Difimicin (PAR 101), an investigational drug to treat Clostridium difficle-associated diarrhea to Optimer. The Company recognized a gain on the sale of product rights of $20.0 million related to this transaction in the three month period ended March 31, 2007.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika Pharmaceuticals, LLLP, (“Abrika”), a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8.4 million, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product is expected to be a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to the agreement, the Company was required to pay up to $9.0 million to Abrika at the time of the commercial launch of this product, subject to the attainment of certain profit targets. In February 2006, the Company and Abrika amended their collaboration agreement and the Company advanced Abrika $9.0 million. Under the amendment, Abrika would earn the funds only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika agreed to repay the advance if it did not receive FDA approval within two years of the amendment. The Company also held a convertible promissory note in the principal amount of $3.0 million, plus interest accruing at 8.0% annually for money loaned to Abrika. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company was no longer obligated to pay Abrika the $9.0 million upon FDA approval of the transdermal fentanyl patch. Both the $9.0 million advance and the $3.0 million promissory note were recorded in deferred charges and other assets, and were collected by the Company in the second quarter of 2007. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in April 2007. Based on the terms of the merger agreement in the second quarter of 2007, the Company received approximately $4.6 million for its equity stake in Abrika. As part of the merger agreement, the Company has the potential to earn future “Earnout” payments. The “Earnout” payments would be triggered if the post merger entity achieves certain gross profit targets in each of the calendar years 2007, 2008, and/or 2009. The maximum potential “Earnout” payments that the Company could receive are $6.25 million. The Company does not attribute any value to the “Earnout” payments.

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

	September 29,	December 31,
	2007	2006
		(a)
Gross trade accounts receivable	$281,829	$300,230
Chargebacks	(39,160)	(51,891)
Rebates and incentive programs	(61,085)	(85,888)
Returns	(52,003)	(42,905)
Cash discounts and other	(21,372)	(18,038)
Doubtful accounts	(27)	(2,465)
Accounts receivable, net	$108,182	$99,043

(a)	Restated to reflect a reclassification to accrued expenses of $4.3 million for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

Allowance for doubtful accounts
	For the nine-month period ended
	September 29, 2007	September 30, 2006
Balance at beginning of period	$(2,465)	$(1,847)
Additions - charge to expense	-	(10,442)
Adjustments and/or deductions	2,438	1,831
Balance at end of period	$(27)	$(10,458)

The following tables summarize the activity for the nine months ended September 29, 2007 and September 30, 2006, respectively, in the accounts affected by the estimated provisions described below:

	For the nine months ended September 29, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(253,057)	$-	(1)	$265,788	$(39,160)
Rebates and incentive programs	(85,888)	(150,480)	3,109		172,174	(61,085)
Returns	(42,905)	(24,646)	(3,164)		18,712	(52,003)
Cash discounts and other	(18,037)	(55,144)	211		51,598	(21,372)
Total	$(198,721)	$(483,327)	$156		$508,272	$(173,620)

Accrued liabilities (2)	$(10,412)	$(13,006)	$-		$7,332	$(16,086)

	For the nine months ended September 30, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(268,630)	$- (1)	$290,633	$(80,253)
Rebates and incentive programs	(50,991)	(156,674)	-	123,565	(84,100)
Returns	(32,893)	(29,757)	(7,686)	21,508	(48,828)
Cash discounts and other	(15,333)	(35,722)	-	36,790	(14,265)
Total	$(201,473)	$(490,783)	$(7,686)	$472,496	$(227,446)

Accrued liabilities (2)	$(9,040)	$(11,943)	$85	$11,858	$(9,040)

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

(3) Restated to reflect a reclassification to accrued expenses of $4.3 million for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 59% and 50% of the Company’s net product sales were derived from the wholesale distribution channel for the nine months ended September 29, 2007 and September 30, 2006, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

In February 2007 and in August 2007, the Company launched propranolol HCl ER and metoprolol succinate ER, respectively. As is customary and in the ordinary course of business, the Company’s first quarter shipments for propranolol and the third quarter shipments for metoprolol included initial trade inventory stocking that the Company believed was commensurate with new product introductions. At the time of each launch, the Company was able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar generic product launches and significant existing demand for the products.

Major Customers

The amounts due from the Company’s four largest customers, McKesson Corporation, Cardinal Health Inc., AmerisourceBergen Corporation and Walgreen Co., accounted for approximately 28%, 19%, 16% and 11%, respectively, of the gross accounts receivable balance at September 29, 2007 and approximately 29%, 17%, 10%, and 14%, respectively, of the gross accounts receivable balance at December 31, 2006.

Other

In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007.

Note 7 - Inventories:

	September 29,	December 31,
	2007	2006
Raw materials and supplies	$23,238	$32,713
Work-in-process	5,681	5,779
Finished goods	52,130	67,830
	$81,049	$106,322

Inventory write-offs were $14.9 million and $20.5 million for the nine month periods ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007, the Company had inventories related to products that were not available to be marketed of $9.0 million, comprised of pre-launch inventories of $6.2 million and research and development inventories of $2.8 million.

Note 8 - Property, Plant and Equipment, net:

	September 29,	December 31,
	2007	2006
Land	$1,888	$1,888
Buildings	26,574	27,372
Machinery and equipment	52,957	55,210
Office equipment, furniture and fixtures	6,287	6,524
Computer software and hardware	30,306	29,464
Leasehold improvements	15,114	15,393
Construction in progress	3,721	1,250
	136,847	137,101
Less accumulated depreciation and amortization	54,945	47,946
	$81,902	$89,155

Depreciation and amortization expense related to property, plant and equipment was $3.4 million and $2.7 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $10.2 million and $7.6 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Note 9 - Intangible Assets, net:

	September 29,	December 31,
	2007	2006
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $1,940 and $917	$8,060	$9,084
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $2,086 and $1,421	6,402	7,067
Ivax License Agreement, net of accumulated amortization of $4,939 and $1,845	3,061	6,155
Paddock Licensing Agreement, net of accumulated amortization of $1,000 and $250	5,000	5,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $6,680 and $6,138	4,153	4,695
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $9,332 and $8,078	2,368	3,621
FSC Laboratories Agreement, net of accumulated amortization of $3,688 and $2,756	2,134	3,066
Intellectual property, net of accumulated amortization of $871 and $667	1,819	2,023
Other intangible assets, net of accumulated amortization of $4,527 and $3,229	722	1,419
	$38,719	$47,880

The Company recorded amortization expense related to intangible assets of $9.8 million and $8.4 million, respectively, for the nine-month periods ended September 29, 2007 and September 30, 2006 and are included in cost of goods sold. During the first quarter of 2007, the Company made a $0.6 million milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in other intangible assets. Amortization expense related to the intangible assets currently being amortized is expected to total $2.5 million for the remainder of 2007, $12.0 million in 2008, $8.0 million in 2009, $6.7 million in 2010, $5.2 million in 2011 and $4.3 million thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. As of September 29, 2007, the Company believes its net intangible assets are recoverable.

 Note 10 - Income Taxes:

On January 1, 2007, the Company adopted FIN 48. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of tax liabilities from current to non-current and did not require adjustment to retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of September 29, 2007. Of this amount $8.8 million, if recognized, would lower the Company’s effective tax rate in future periods. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons including the expiration of statutes of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. As of January 1, 2007, the Company had accrued $3.6 million of interest and penalties related to uncertain tax positions. As of September 29, 2007, this amount increased to $4.3 million and is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The IRS is currently examining the Company’s 2003-2005 federal income tax returns. Prior periods have either been audited or are no longer subject to IRS audit. The Company is currently under audit in one state jurisdiction for the years 2003-2005. In most other state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

Current deferred income tax assets at September 29, 2007 and December 31, 2006 consisted of temporary differences primarily related to accounts receivable reserves. Non-current deferred income tax assets at September 29, 2007 and December 31, 2006 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for the three months ended September 29, 2007 and September 30, 2006 were 35% and 25%, respectively. The Company’s effective tax rates for the nine months ended September 29, 2007 and September 30, 2006 were 35% and 25%, respectively.

Note 11 - Short-Term and Long-Term Debt:

Short-Term Debt

The Company finances a portion of its insurance premiums and classifies the amounts due as short-term debt. As of September 29, 2007 and December 31, 2006, the Company had recorded $0.0 million and $4.4 million, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt

	September 29,	December 31,
	2007	2006
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	19	65
	200,019	200,065
Less current portion	(200,019)	(200,065)
	$-	$-

(a)
Senior subordinated convertible notes in the aggregate principal amount of $200.0 million. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted or repurchased.  The Company may not redeem the notes prior to their maturity date. On September 29, 2007, the senior subordinated convertible notes had a quoted market value of $176.5 million. See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

(b)	Includes primarily amounts due under capital leases for computer equipment.

Note 12 - Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income (loss) accounts during the nine-month period ended September 29, 2007 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (loss)
Balance, December 31, 2006	35,901	$359	$254,013	$(431)
Unrealized gain on available for sale securities, net of tax	-	-	-	1,782
Exercise of stock options	59	-	341	-
Tax benefit from exercise of stock options	-	-	459	-
Tax deficiency related to vesting of restricted stock	-	-	(739)	-
Forfeitures of restricted stock	(108)	-	-	-
Issuances of restricted stock	550	5	-	-
Compensatory arrangements	-	-	13,756	-
Other	20	-	164	-
Balance, September 29, 2007	36,422	$364	$267,994	$1,351

	Three months ended		Nine months ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Comprehensive Income:
Net income	$1,269	$4,387	$45,581	$1,696
Other comprehensive income:
Unrealized (loss) gain on available for sale securities, net of tax	(1,174)	2,448	1,782	3,529
Comprehensive Income	$95	$6,835	$47,363	$5,225

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

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$1,269	$4,387	$45,581	$1,696

Basic:
Weighted average number of common shares outstanding	34,738	34,468	34,677	34,401

Net income per share of common stock	$0.04	$0.13	$1.31	$0.05

Assuming dilution:
Weighted average number of common shares outstanding	34,738	34,468	34,677	34,401
Effect of dilutive securities	168	98	272	235
Weighted average number of common shares outstanding	34,906	34,566	34,949	34,636

Net income per share of common stock	$0.04	$0.13	$1.30	$0.05

Outstanding options of 4,281 and 5,074 as of September 29, 2007 and September 30, 2006, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of senior subordinated convertible notes in September 2003 were not included in the computation of diluted earnings per share as of September 29, 2007 and September 30, 2006. The warrants are exercisable for an aggregate of 2,253 shares at an exercise price of $105.20 per share.

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

The Pension Plan has been settled in the second quarter of 2007. During the second quarter of 2007, the Company received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and has filed the appropriate notice with the Pension Benefit Guaranty Corporation. Concurrent with the approval of the termination, the Company distributed benefits or purchased annuities to cover each of the participants in the Pension Plan. Finally, the Company has met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and has notified each party affected by this termination, as required by the SEPPAA. The Company recorded a loss of $0.09 million in the fourth quarter of 2006 related to the settlement. No further financial impacts are anticipated in 2007 or beyond related to the settlement.

Legal Proceedings

Unless otherwise indicated in the details provided below, the Company cannot predict with certainty the outcome or the effects on the Company of the litigations described below. The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated, the Company at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted. A trial date has not yet been set. The Company intends to defend vigorously this action.

Corporate Litigation

As previously disclosed in the Company’s Current Report on Form 8-K, filed July 24, 2006, the Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007. The Company intends and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement. Additionally, the Company has been informed by a letter from the Staff of the SEC dated July 7, 2006, that the SEC is conducting an informal investigation of the Company related to its restatement. The Company intends to fully cooperate with and assist the SEC in this investigation. The letter from the SEC states that the investigation should not be construed as an indication by the SEC or its Staff that any violation of law has occurred or as a reflection upon any person, entity or security. In addition, on September 6, 2006, in connection with this informal investigation, the SEC also requested certain information with respect to the Company’s internal review of its accounting for historical stock option grants. The Company has provided the information that the SEC has requested in December 2006. The SEC has not contacted the Company about its informal investigation since the Company filed its Annual Report on Form 10-K/A for 2005 on March 13, 2007.

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

Patent Related Matters

On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. On October 16, 2007, the parties submitted a stipulated dismissal of the litigation which was entered on October 23, 2007, terminating the lawsuit. The settlement terms also permitted the Company, through its marketing partner Barr Laboratories, Inc., ("Barr") to introduce generic versions of the Diastat products on or after September 1, 2010. Profits from the sale of these products will be split between the Company and Barr.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company asserted counterclaims that the Morton Grove product infringed three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. On November 29, 2007, a stipulated dismissal with prejudice was signed by the judge with each party only liable for its own costs and attorneys’ fees.

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

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the "2002 Litigation"). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the "'221 Patent"), containing original claim 6 from the '691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the "2006 Litigation"). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali's and the Company's motions for summary judgment that claim 6 of the '221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company's ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil's motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining '221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company's counterclaims for invalidity, unenforceability and intervening rights as to the '221 Patent. Ortho-McNeil has opposed the Company's requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006 through November 15, 2007 by which time the Company will cease selling its generic product. Commensurate with the level of sales of tramadol HCl and acetaminophen tablets, the Company has reflected these payments in its condensed consolidated financial statements as of and for the periods ended September 29, 2007. In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.

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

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. The Company filed its answer and counterclaims on November 13, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On September 13, 2007, Santarus, Inc. ("Santarus") and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 7, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC ("Sanofi-Aventis") filed a lawsuit against the Company and its development partner, Actavis South Atlantic ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene, and Novartis.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. The Company and MN intend to defend this action vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity.

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

Note 15 - Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of September 29, 2007, the Company’s net investment in SVC totaled approximately $5.8 million. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted. As of September 29, 2007, the Company believes its investment in SVC was not impaired.

Note 16 - Subsequent Events:

In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007.

In November 2007, the Company announced a tender offer for certain unvested stock options granted to employees having an exercise price in excess of $33.61. The tender offer expires on December 21, 2007. The Company may recognize up to approximately $4.6 million pre-tax compensation expense in the fourth quarter of 2007 that otherwise would have been recognized ratably in 2008 and 2009 depending on the level of acceptance of the tender offer. The cash outlay of the tender offer may be up to approximately $0.9 million on a pre-tax basis.

Note 17 - Restructuring Costs:

In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. During the fourth quarter of 2006, the Company recorded a restructuring charge primarily to its generic business of approximately $1.0 million related to employee termination benefits. During the nine-month period ended September 29, 2007, no additional restructuring charges were incurred and substantially all of the benefits were paid out.

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

The financial data for the two business segments are as follows:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues:
Generic	$188,092	$159,727	$548,872	$509,554
Brand	24,584	14,252	65,654	31,981
Total revenues	$212,676	$173,979	$614,526	$541,535

Gross margin:
Generic	$47,150	$45,331	$161,536	$136,404
Brand	19,278	9,729	49,136	22,591
Total gross margin	$66,428	$55,060	$210,672	$158,995

Operating income (loss):
Generic	$12,310	$11,554	$67,501	$31,599
Brand	(12,240)	(6,067)	2,519	(26,120)
Total operating income	$70	$5,487	$70,020	$5,479
Other (expense) income, net	-	(38)	(49)	66
Equity in loss of joint venture	(107)	(18)	(335)	(497)
Realized loss on sale of marketable securities	-	-	(4,643)	(3,773)
Interest income	3,680	2,098	10,265	6,055
Interest expense	(1,691)	(1,681)	(5,136)	(5,069)
Provision for income taxes	683	1,461	24,541	565
Net income	$1,269	$4,387	$45,581	$1,696

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
Product	2007	2006	2007	2006
Generic
Metoprolol succinate ER (Toprol-XL®)	$71,719	$-	$101,337	$-
Fluticasone (Flonase®)	29,846	48,064	130,114	181,572
Propranolol HCl ER (Inderal LA®)	12,134	-	53,769	-
Cabergoline (Dostinex®)	7,475	9,651	26,258	24,061
Various amoxicillin products (Amoxil®)	6,840	15,487	27,088	41,388
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	6,127	3,732	13,942	12,391
Tramadol HCl and acetaminophen tablets (Ultracet®)	4,553	4,876	11,413	17,666
Ranitidine HCl Syrup (Zantac®)	4,389	-	10,864	-
Meclizine HCl (Antivert®)	3,503	1,224	5,809	3,902
Methimazole (Tapazole®)	3,292	2,734	9,013	8,368
Fluoxetine (Prozac®)	2,722	5,079	9,997	14,277
Megestrol oral suspension (Megace®)	1,307	5,198	5,421	13,329
Lovastatin (Mevacor®)	1,037	3,581	3,997	11,759
Paroxetine (Paxil®)	898	2,798	3,257	9,360
Doxycycline monohydrate (Adoxa®)	540	6,289	5,253	10,991
Cefprozil (Cefzil®)	359	900	451	8,784
Quinapril (Accupril®)	(629)	5,456	2,131	14,881
Other product related revenues (2)	3,253	5,028	17,500	12,964
Other (1)	28,727	39,630	111,258	123,861
Total Generic Revenues	$188,092	$159,727	$548,872	$509,554

Branded
Megace® ES	$22,084	$12,664	$58,154	$28,990
Other	-	1,588	-	2,991
Other product related revenues (2)	2,500	-	7,500	-
Total Branded Revenues	$24,584	$14,252	$65,654	$31,981

(1)   The further detailing of revenues of the Company’s other approximately 65 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for the three-month or nine-month periods ended September 29, 2007 or September 30, 2006.

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

Refer to Note 4 - “Available for Sale Debt and Marketable Equity Securities” and Note 5 - “Other Investments” for a description of agreements with Hana and IPC Corp, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development, and research and development joint ventures, (iv) research and development project delays or delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, (x) general industry and economic conditions and (xi) the extent and impact of the accounting and restatement issues, as discussed in the Company’s past reports filed with the SEC. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company's filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.

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

These efforts resulted in new product introductions in the first nine months of 2007, including propranolol HCl extended release (“ER”) capsules, which is an outcome of the Company’s strategic partnership with Nortec Development Associates, Inc, ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK and the launch of metoprolol succinate ER 25 mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with Astra Zeneca (“AZ”). Additionally, in accordance with the development, sales, marketing and supply agreement with Barr, the Company receives royalties from the sales of ondansetron tablets, which were launched in the fourth quarter of 2006.

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

The following table shows the revenues, gross margin, and operating income by segment for the three months and nine months ended September 29, 2007 and September 30, 2006:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues:
Generic	$188,092	$159,727	$548,872	$509,554
Brand	24,584	14,252	65,654	31,981
Total revenues	$212,676	$173,979	$614,526	$541,535

Gross margin:
Generic	$47,150	$45,331	$161,536	$136,404
Brand	19,278	9,729	49,136	22,591
Total gross margin	$66,428	$55,060	$210,672	$158,995

Operating income (loss):
Generic	$12,310	$11,554	$67,501	$31,599
Brand	(12,240)	(6,067)	2,519	(26,120)
Total operating income	$70	$5,487	$70,020	$5,479

Total revenues increased $38.7 million, or 22.2%, for the three months ended September 29, 2007 from the three months ended September 30, 2006. Total gross margin dollars increased $11.4 million, or 20.6%, for the three months ended September 29, 2007 from the three months ended September 30, 2006. Generic revenues and gross margins increased $28.4 million or 17.8%, and $1.8 million, or 4.0%, respectively, for the three months ended September 29, 2007 from the three months ended September 30, 2006. Increased generic sales in 2007 were primarily due to the introduction of additional strengths of metoprolol succinate ER (50mg, 100mg, and 200mg), the first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, and the 2006 fourth quarter launch of metoprolol succinate ER 25mg. These increases were partially offset by lower sales of fluticasone, various amoxicillin products, quinapril, megestrol oral suspension, and doxycycline. The increase in gross margin was primarily due to the higher sales described above and lower inventory write-offs of finished products in the three months ended September 29, 2007 compared to the same period in 2006. Branded revenues and gross margin dollars increased for the third quarter of 2007 by $10.3 million or 72.5% and $9.5 million, or 98.1%, respectively, driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®.

Total revenues and gross margin dollars increased $73.0 million, or 13.5%, and $51.7 million, or 32.5%, respectively, for the nine months ended September 29, 2007 from the nine months ended September 30, 2006. Generic revenues and gross margin dollars increased $39.3 million, or 7.7%, and $25.1 million or 18.4%, respectively for the nine months ended September 29, 2007 from the nine months ended September 30, 2006. Increased generic sales in the first nine months of 2007 were primarily due to new product introductions including metoprolol succinate ER (25mg, 50mg, 100mg, and 200mg), propranolol HCl ER caps and ranitidine HCl syrup, and royalties earned related to the sales of ondansetron tablets, which were launched in the fourth quarter of 2006. These increases were partially offset by lower sales of existing products including fluticasone, various amoxicillin products, quinapril, cefprozil, megestrol oral suspension, doxycycline, paroxetine, tramadol HC1 and acetaminophen tablets, and lovastatin. The increase in gross margin was primarily due to the higher sales described above and lower inventory write-offs of finished products in the nine months ended September 29, 2007 compared with the same period in 2006. Branded revenues and gross margin dollars for the first nine months of 2007 increased $33.7 million or 105.3% and $26.5 million or 117.5%, respectively, driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®.

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

RESULTS OF OPERATIONS

Revenues - Three months ended September 29, 2007

Total revenues for the three months ended September 29, 2007 were $212.7 million, increasing $38.7 million or 22.2%, from total revenues of $174.0 million for the three months ended September 30, 2006. Revenues for generic products for the three months ended September 29, 2007 were $188.1 million, increasing $28.4 million, or 17.8%, from generic revenues of $159.7 million for the three months ended September 30, 2006. Increased generic sales for the three months ended September 29, 2007 were primarily due to the third quarter launch of additional strengths of metoprolol succinate ER (50mg, 100mg, and 200mg), first quarter launches of propranolol HCl ER caps and ranitidine HCl syrup, and the 2006 fourth quarter launch of metoprolol succinate ER 25 mg. These increases were partially offset by lower sales of existing products including fluticasone, which decreased by $18.2 million, various amoxicillin products, which decreased by $8.6 million, quinapril, which decreased by $6.1 million, megestrol oral suspension, which decreased by $3.9 million, and doxycycline which decreased by $5.7 million. Increased competition adversely affected both the volume and pricing on the above existing products. Among the top selling products in 2007 that did not have sales in the corresponding three-month period in 2006 were metoprolol succinate ER (25mg, 50mg, 100mg and 200mg) (net sales of $71.7 million), propranolol HCl ER caps (net sales of $12.1 million), and ranitidine HCl syrup (net sales of $4.4 million). Net sales of distributed products were approximately $134.0 million or 63.0% of the Company’s total revenues in the third quarter of 2007, and $107.6 million or 61.9% of the Company’s total revenues in the third quarter of 2006. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s branded segment were $24.6 million for the three months ended September 29, 2007, increasing $10.3 million, or 72.5%, from branded revenues of $14.3 million for the three months ended September 30, 2006, due to increased sales of Megace® ES and the co-promotion fees for Androgel®.

Revenues - Nine months ended September 29, 2007

Total revenues for the nine months ended September 29, 2007 were $614.5 million, increasing $73.0 million, or 13.5%, from total revenues of $541.5 million for the nine months ended September 30, 2006. Revenues for generic products for the nine months ended September 29, 2007 were $548.9 million, increasing $39.3 million, or 7.7%, from generic revenues of $509.6 million for the nine months ended September 30, 2006, due primarily to the launches of metoprolol succinate ER 25 mg, 50mg, 100mg, and 200mg (net sales of $101.3 million), propranolol HCl ER caps (net sales of $53.8 million), and ranitidine HCl syrup (net sales of $10.9 million), and higher royalties driven by the 2006 fourth quarter launch of ondansetron tablets ($8.4 million). These increases were partially offset by lower sales of existing products including fluticasone, which decreased by $51.5 million, various amoxicillin products, which decreased by $14.3 million, quinapril, which decreased by $12.8 million, cefprozil, which decreased by $8.3 million, megestrol oral suspension, which decreased by $7.9 million, lovastatin, which decreased by $7.8 million, tramadol HC1 and acetaminophen tablets, which decreased by $6.3 million, and paroxetine, which decreased by $6.1 million. Increased competition adversely affected both the volume and pricing on these existing products. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $341.6 million, or 55.6% of the Company’s total revenues for the nine months ended September 29, 2007, and $366.0 million, or 67.6% of the Company’s total revenues for the nine months ended September 30, 2006. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the branded segment were $65.7 million for the nine months ended September 29, 2007, increasing $33.7 million, or 105.3%, primarily due to increased sales of Megace® ES and the co-promotion fees for Androgel®.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $1,110.8 million for the nine months ended September 29, 2007 compared to $1,051.9 million for the nine months ended September 30, 2006. Deductions from gross revenues were $496.2 million for the nine months ended September 29, 2007 compared to $510.3 million for the nine months ended September 30, 2006. These deductions are discussed in the notes to condensed consolidated financial statements - Note 6 - “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 44.7% for the nine months ended September 29, 2007 compared to 48.5% for the nine months ended September 30, 2006, primarily due to a decrease in wholesaler acquisition costs in 2006, less price competition for the Company's new products and for Megace® ES, lower return levels, and higher royalties in 2007, which are not impacted by deductions, tempered by pricing pressure for certain existing products. Among the top selling products that did not have sales in the corresponding prior year nine-month period were propranolol HCl ER, metoprolol succinate ER, and ranitidine HCl syrup.

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

The following tables summarize the activity for the nine months ended September 29, 2007 and September 30, 2006 in the accounts affected by the estimated provisions described below:

	For the nine months ended September 29, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(253,057)	$-	(1)	$265,788	$(39,160)
Rebates and incentive programs	(85,888)	(150,480)	3,109		172,174	(61,085)
Returns	(42,905)	(24,646)	(3,164)		18,712	(52,003)
Cash discounts and other	(18,037)	(55,144)	211		51,598	(21,372)
Total	$(198,721)	$(483,327)	$156		$508,272	$(173,620)

Accrued liabilities (2)	$(10,412)	$(13,006)	$-		$7,332	$(16,086)

	For the nine months ended September 30, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(102,256)	$(268,630)	$- (1)	$290,633	$(80,253)
Rebates and incentive programs	(50,991)	(156,674)	-	123,565	(84,100)
Returns	(32,893)	(29,757)	(7,686)	21,508	(48,828)
Cash discounts and other	(15,333)	(35,722)	-	36,790	(14,265)
Total	$(201,473)	$(490,783)	$(7,686)	$472,496	$(227,446)

Accrued liabilities (2)	$(9,040)	$(11,943)	$85	$11,858	$(9,040)

(1)
The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis: however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined its chargeback estimates remain reasonable.

(2)	Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.

(3)	Restated to reflect a reclassification to accrued expenses of $4.3 million for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

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

Gross Margin - Three months ended September 29, 2007

The Company’s gross margin of $66.4 million (31.2% of total revenues) for the three months ended September 29, 2007 increased $11.4 million from $55.0 million (31.6% of total revenues) for the three months ended September 30, 2006. The generic products gross margin of $47.1 million (25.1% of generic revenues) for the three months ended September 29, 2007 increased $1.8 million from $45.3 million (28.4% of generic revenues) for the three months ended September 30, 2006 primarily due to product launches of propranolol HC1 ER and metoprolol succinate ER and lower write-off of finished product inventory, tempered by lower sales of existing products including various amoxicillin products, fluticasone and lovastatin. The branded products gross margin of $19.3 million (78.4% of branded revenues) for the three months ended September 29, 2007 increased by $9.5 million from $9.7 million (68.3% of branded revenues) for the three months ended September 30, 2006 due to higher sales of Megace® ES and co-promotion fees for selling Androgel®, which commenced in the fourth quarter of 2006. The rate of gross margin in 2007 is impacted by lower margin sales of metoprolol succinate ER, tempered by higher margin propranolol, lower inventory write-offs, and reduced sales on lower margin existing products including lovastatin, fluticasone, and various amoxicillin products.

Gross Margin - Nine months ended September 29, 2007

The Company’s gross margin of $210.7 million (34.3% of total revenues) in the first nine months of 2007 increased $51.7 million from $159.0 million (29.4% of total revenues) in the corresponding period of 2006. Generic product gross margins of $161.5 million (29.4% of generic revenues) in the nine months ended September 29, 2007 increased $25.1 million from $136.4 million (26.8% of generic revenues) in the corresponding period of 2006 primarily due to the introduction of new product launches including propranolol HCl ER and metoprolol succinate ER, royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter of 2006, and lower inventory write-offs. The branded products gross margin of $49.1 million (74.8% of branded revenues) for the nine months ended September 29, 2007 increased by $26.5 million from $22.6 million (70.6% of branded revenues) for the nine months ended September 30, 2006 due to higher sales of Megace® ES and co-promotion fees for selling Androgel®, which was commenced in the fourth quarter of 2006. The rate of gross margin in 2007 reflects the launch of higher margin propranolol HC1 ER, lower inventory write-offs of finished product, lower sales of lower margin existing products including fluticasone and lovastatin, and royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter 2006, tempered by the launch of lower margin metoprolol succinate ER.

Operating Expenses

Research and Development Expenses - Three Months Ended September 29, 2007

The Company’s research and development expenses of $32.8 million (15.4 % of total revenues) for the three months ended September 29, 2007 increased $20.2 million or 161.0%, from $12.6 million (7.2% of total revenues) for the three months ended September 30, 2006. The increase was primarily attributable to costs incurred in connection with the in-license of two compounds in late-stage development in support of the Company’s strategy to expand its brand segment. In July 2007, the Company acquired the U.S. commercialization rights from BioAlliance Pharma (“BioAlliance”) to Loramyc (micronazole Lauriad), an innovative antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. The Company paid Bio Alliance $15.0 million upon the execution of the agreement. In August 2007, the Company acquired the North American commercial rights from Hana Biosciences, Inc. (“Hana”) to ZensanaTM (ondansetron HCl) oral spray, which is used to prevent nausea and vomiting after chemotherapy, radiation and surgery. Under the terms of this agreement, the Company made a $5.0 million equity investment in Hana at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million, representing the premium paid, was charged to Research and Development expense in the quarter.

In support of its generic segment, the Company entered into an agreement with IntelliPharmaCeutics Ltd (“IPC”), a privately held corporation, to develop and market four controlled release generic drug products in August 2007. Under the terms of this agreement, the Company made a $5.0 million private placement equity investment, of which $2.5 million was charged to Research and Development in the quarter. These increases were partially offset by a reduction in personnel cost of approximately $1.4 million principally the result of the restructuring of the R&D organization, which occurred during the first half of 2007.

Research and Development Expenses - Nine Months Ended September 29, 2007

The Company’s research and development expenses of $61.1 million (9.9% of total revenues) for the nine months ended September 29, 2007 increased $17.1 million, or 39.0% from $44.0 million (8.1% of total revenues) for the nine months ended September 30, 2006. The increase is primarily attributed to costs incurred in the third quarter in connection with the BioAlliance, Hana, and IPC collaborations discussed above. In addition, during the second quarter the Company executed an exclusive licensing agreement with Immtech Pharmaceuticals (“Immtech”) for the U.S. commercial rights to parfuramidine maleate for the treatment of pneumocystis pneumonia in AIDS patients. The Company paid Immtech $3.0 million upon the execution of this agreement, which is in support of the Company’s brand segment. These increases were partially offset by the decrease in branded clinical costs related to the Megace® ES clinical development program for oncology, which was terminated in 2006, and PAR 101, which was terminated in the first quarter of 2007, as well as lower personnel cost due to the restructuring of the R&D organization.

Although there can be no such assurance, research and development expenses for fiscal year 2007, including payments to be made to unaffiliated companies, are expected to be approximately 20% to 25% higher than fiscal year 2006, driven by investments made in connection with the Company’s strategy to expand its brand segment.

Selling, General and Administrative Expenses - Three months ended September 29, 2007

Total selling, general and administrative expenses of $33.9 million (15.9% of total revenues) for the three months ended September 29, 2007 decreased $6.1 million or 15.3%, from $40.1 million (23.0% of total revenues) for the three months ended September 30, 2006. The decrease in 2007 was primarily due to the non-recurrence of severance costs incurred in 2006 for executives of $7.1 million, partially offset by increased costs associated with the expansion of finance and accounting functions and increased professional costs related to the Company’s restatement of prior periods.

Selling, General and Administrative Expenses - Nine months ended September 29, 2007

Total selling, general and administrative expenses of $100.5 million (16.3% of total revenues) for the nine months ended September 29, 2007 decreased $10.9 million, or 9.8% from $111.3 million (20.4 % of total revenues) for the nine months ended September 30, 2006. The decrease in 2007 was primarily due to the non-recurrence of the second quarter 2006 write-off of approximately $10.0 million in bad debts for invalid customer deductions that the Company determined would not be pursued for collection, lower net severance costs of approximately $4.8 million, partially offset by costs associated with the expansion of finance and accounting functions and increased professional costs related to the Company’s restatement of prior periods.

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

Settlements, net

In August 2007, the Company received $0.4 million and recorded a corresponding gain related to the settlement of a class action law suit against a former supplier of raw materials that was found guilty of anti-competitive activities.

In August 2003, the Company and Perrigo Pharmaceuticals entered into a product development, manufacturing and supply agreement to commercialize various products. In March 2007, the parties terminated the agreement. The terms of the settlement resulted in a net gain for the Company in the amount of $0.4 million for the three months ended March 31, 2007.

In September 1999 the Company and Resolution Chemicals (“Resolution”) entered into a development, manufacture and marketing agreement. On February 8, 2007, the Company and Resolution agreed to terminate the development, manufacture and marketing agreement. For consideration of $0.2 million, the Company returned all rights and was relieved of its obligations established under the initial agreements. The terms of the settlement resulted in a gain of $0.2 million.

The loss of $1.25 million for the nine months ended September 30, 2006, relates to the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies. The Company recorded approximately $1.5 million of expenses in the second quarter of 2006 as a result of the settlement, of which $1.25 million was recorded in settlements, net. The remaining $0.25 million was recorded in research and development expenses.

Gain on Sale of Product Rights

In May 2005 the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridum difficle-associated diarrhea. On February 27, 2007 in exchange for $20.0 million the Company returned the marketing rights to Optimer. The Company recognized a gain on the sale of product rights of $20.0 million related to this transaction in the three month period ended March 31, 2007.

In September 2006 the Company sold, transferred and conveyed the Company’s rights associated with ribavirin products, including certain assets and the assumption of certain liabilities to Three Rivers Pharmaceuticals LLC for $6.6 million. The Company recorded a gain of $3.1 million for the three months ended September 30, 2006 relating to this agreement.

Equity in Loss of Joint Venture

Equity in loss of joint venture for the third quarter was $0.1 million and $0.02 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $0.3 million and $0.5 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The amount represents the Company’s share of loss in the SVC joint venture which primarily relates to pre-production activities.

Realized loss on sale of marketable securities, net

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and recognized a pre-tax gain of $1.4 million for the three month period ended March 31, 2007. The Company held 1.3 million shares of Optimer common stock as of September 29, 2007.

As of June 30, 2007, the Company held an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities that experienced a severe reduction in value. In August 2007, the Company received notice from the fund manager that based on the liquidating procedures; there was no remaining equity for limited partners. The Company recorded a realized investment loss in the three months ended June 30, 2007 of $6.0 million.

Interest Income

Interest income was $3.7 million and $2.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $10.3 million and $6.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

Interest expense was $1.7 million and $1.7 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $5.1 million and $5.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Interest expense for 2007 and 2006 principally includes interest payable on the Company’s convertible notes.

Income Taxes

The Company recorded a provision for income taxes of $0.7 million and $1.5 million for the three months ended September 29, 2007 and September 30, 2006, respectively. The Company’s effective tax rates for the three months ended September 29, 2007 and September 30, 2006 were 35.0% and 25.0%, respectively. For the nine-month periods ended September 29, 2007 and September 30, 2006, the Company recorded a provision for income taxes of $24.5 million and $0.6 million, respectively. The Company’s effective tax rates for the nine months ended September 29, 2007 and September 30, 2006 were 35.0% and 25.0%, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents were $114.2 million at September 29, 2007 which represented a decrease of $6.8 million from $121.0 million at December 31, 2006. In the nine-month period ended September 29, 2007, cash provided by operations was $66.1 million driven by net income of $45.6 million and adjusted for depreciation and amortization of $19.9 million, share-based compensation of $13.8 million and a decrease in inventories of $25.3 million primarily driven by improved inventory turns for purchased finished goods, the sell-out of launch quantities on hand at the end of 2006 including for metoprolol succinate ER and propranolol HCl ER, lower inventory related to terminated products, and increased material usage of megestrol raw materials mainly from higher sales of Megace® ES, and a decrease in accounts receivable of $18.4 million primarily due to higher cash collections. The factors that increased operating cash flows in the nine-month period ended September 29, 2007 were partially offset by a decrease in accounts receivable reserves of $29.3 million driven by net improvements in the Company's lag for processing customer credits, as well as lower trade inventory for future chargebacks and the improvements in the gross to net rate discussed previously, and decrease in payables due to distribution agreement partners of $24.0 million mainly due to decreased sales of distributed products such as fluticasone and amoxicillin, tempered by higher sales of metoprolol due to third quarter product launches. Cash flows used in investing activities were $67.9 million for the nine months ended September 29, 2007, principally due to the net purchases of available for sale securities of $70.7 million. Cash used in financing activities was $5.0 million primarily related to payments of short-term debt related to finance insurance premiums of $4.4 million.

The Company’s working capital, which is calculated as current assets minus current liabilities, of $234.5 million at September 29, 2007 increased $109.3 million, from $125.2 million at December 31, 2006. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.70x at September 29, 2007 compared to 1.32x at December 31, 2006. The Company believes that its strong working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

Available for sale debt and marketable equity securities of $173.5 million included in current assets at September 29, 2007 were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, entering into product license arrangements, potentially acquiring complementary businesses and products and for general corporate purposes.

As of September 29, 2007, the Company had payables due to distribution agreement partners of $65.6 million related primarily to amounts due under profit sharing agreements, particularly including amounts owed to GSK with respect to fluticasone and to Pentech with respect to paroxetine. The Company expects to pay these amounts, with the exception of the payables due to Pentech as a result of current litigation with it, out of its working capital during the third quarter of 2007. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share. The decrease in payables due to distribution agreement partners from December 31, 2006 can be primarily attributed to lower payables associated with fluticasone partially offset by higher payables associated with propranolol.

Upon the adoption of FIN 48, the Company has not updated the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K, as the Company is unable to make reasonable estimates as to the period(s) in which cash will be paid related to the unrecognized tax benefits. The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $13.0 million of certain tax liabilities from current to non-current. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. The total amount of unrecognized tax benefits as of January 1, 2007 was $9.4 million, excluding interest and penalties, and did not change materially as of September 29, 2007. As of January 1, 2007, the Company had accrued $3.6 million of interest and penalties related to uncertain tax positions. As of September 29, 2007, $4.2 million of interest and penalties related to uncertain tax positions is included in other long-term liabilities in the Company’s condensed consolidated balance sheet. We do not expect a significant tax payment related to these other long-term liabilities within the next year. There have been no other material changes to contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table presented as of December 31, 2006 in the Company’s Form 10-K. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $61 million as of September 29, 2007. See “Subsequent Events” below.

As part of the consideration for the acquisition of Kali, the former Kali stockholders were entitled to up to $10.0 million from the Company if certain product-related performance criteria were met over a four year period. As of December 31, 2005, the former Kali stockholders had earned $5.0 million of this contingent payout of which $2.5 million was paid in January 2005 and an additional $2.5 million was paid in January 2006. During the fourth quarter of 2006, the Kali stockholders earned the final $5.0 million of these contingent payments, which was paid in January 2007.

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

Financing

At September 29, 2007, the Company’s total outstanding short and long-term debt, including the current portion, was $200.0 million. The amount consisted primarily of senior subordinated convertible notes and capital leases of computer equipment. In 2003, the Company sold an aggregate principal amount of $200.0 million of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier accelerated, converted or repurchased.  The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the notes as a current liability on the Company’s condensed consolidated balance sheet as of September 29, 2007. Refer to notes to condensed consolidated financial statements - Note 14 - “Commitments, Contingencies and Other Matters.”

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

In June 2006, the FASB issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which is effective as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition. Upon adoption the Company analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Refer to notes to condensed consolidated financial statements - Note 10- “Income Taxes.”

Subsequent Events

Refer to notes to condensed consolidated financial statements - Note 14 - “Commitments, Contingencies and Other Matters” and Item 1 of Part II - “Legal Proceedings.”

In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007.

In November 2007, the Company announced a tender offer for certain unvested stock options granted to employees having an exercise price in excess of $33.61. The tender offer expires on December 21, 2007. The Company may recognize up to approximately $4.6 million pre-tax compensation expense in the fourth quarter of 2007 that otherwise would have been recognized ratably in 2008 and 2009 depending on the level of acceptance of the tender offer. The cash outlay of the tender offer may be up to approximately $0.9 million on a pre-tax basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency securities and auction rate securities. These instruments are classified as available for sale securities for financial reporting purposes and have minimal interest risk due to their short-term natures. Professional portfolio managers managed 100% of these available for sale securities at September 29, 2007. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes and also have minimal or no interest risk due to their short-term natures. For cash, cash equivalents and available for sale debt securities, a 10 percent decrease in interest rates would decrease interest income by approximately $1.3 million. The Company does not have any financial obligations exposed to variability in interest rates.

     The following table summarizes the available for sale securities that subject the Company to market risk at September 29, 2007 and December 31, 2006:

	September 29,	December 31,
	2007	2006
Securities issued by government agencies	$41,237	$65,897
Debt securities issued by various state and local municipalities and agencies	11,796	13,755
Other debt securities	14,358	15,870
Auction rate securities	100,000	4,250
Marketable equity securities available for sale	13,386	-
Total	$180,777	$99,772

Available for Sale Securities and Other Investments

     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve a relatively high rate of return while, at the same time, retaining safety of principal. The Company’s investment policy limits investments to certain types of instruments issued by institutions and U.S. governmental agencies with investment-grade credit ratings. A significant change in prevailing interest rates could affect the market value of the portion of the $180.8 million, as of September 29, 2007, in available for sale securities that have a maturity greater than one year.

     In addition to the investments described above, the Company is also subject to market risk in respect to its investments in Optimer and Hana, as described below.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer, a privately-held biotechnology company located in San Diego, California, for $12.0 million. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million in the first quarter of 2007. As of September 29, 2007, the Company held 1.3 million shares of Optimer common stock and the fair market value of the Optimer common stock held by the Company was $10.5 million based on the market value of Optimer’s common stock at that date. The Company included an unrealized gain of $4.0 million for the nine months ended September 29, 2007, which was included in other comprehensive income. In October 2007, the Company sold its investment in Optimer common stock for $9.6 million and will recognize a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. As of September 29, 2007, the Company reclassified its investment in Optimer common stock from “Other investments” (noncurrent asset) to “Available for sale debt and marketable equity securities” as part of current assets on the condensed consolidated balance sheet.

In August 2007, the Company made an equity investment in Hana for $5.0 million at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007. The Company has classified its investment in Hana as a noncurrent asset on its condensed consolidated balance sheet as of September 29, 2007 due to its contractual obligations with Hana and its ability and intent to hold the investment for a reasonable period of time (not anticipated to be less than 12 months) sufficient for a recovery of fair value up to (or beyond) the cost of the investment. The Company recorded an unrealized loss of $1.0 million for the nine months ended September 29, 2007, which was included in other comprehensive income to reflect the estimated fair value of its investment in Hana.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of September 29, 2007. Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 29, 2007 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2006 in the Company’s Form 10-K have been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended September 29, 2007, except for the implementation of measures described below under “Remediation of Material Weaknesses.”

Remediation of Material Weaknesses

The Company has implemented, or plans to implement, certain measures to remediate the material weaknesses identified in the Company’s 2006 Form 10-K. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract, and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted. A trial date has not yet been set. The Company intends to defend vigorously this action.

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

After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions. Until the matter is resolved, the Company is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

On July 7, 2004, Xcel Pharmaceuticals, Inc. (now known as Valeant Pharmaceuticals, North America (“Valeant”)) filed a lawsuit against Kali Laboratories, Inc. (“Kali”), a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey. Valeant alleged that Kali infringed U.S. Patent No. 5,462,740 (“the ‘740 patent”) by submitting a Paragraph IV certification to the FDA for approval of a generic version of Diastat brand of diazepam rectal gel. Kali has denied Valeant’s allegation, asserting that the ‘740 patent was not infringed and is invalid and/or unenforceable. Kali also has counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘740 patent as well as a judgment that the ‘740 patent was unenforceable due to patent misuse. The parties conducted fact and expert discovery through April 2006. The parties submitted their proposed final pretrial order in June 2006 and appeared before the Court for pretrial conferences on June 13, 2006 and November 16, 2006. Under applicable law and regulations, the filing of the lawsuit triggered an automatic 30-month stay of FDA approval of Kali’s Abbreviated New Drug Application, or ANDA. That stay expired on November 29, 2006. The parties appeared before the Court for settlement conferences on May 17, 2007 and June 28, 2007. At the June 28 settlement conference the parties entered into an agreement in principle to settle the action. Immediately thereafter, the Court entered an order dismissing the action without prejudice to its being reinstated if the parties have not finalized their settlement agreement within 60 days. On October 16, 2007, the parties submitted a stipulated dismissal of the litigation which was entered on October 23, 2007, terminating the lawsuit. The settlement terms also permitted the Company, through its marketing partner Barr Laboratories, Inc., ("Barr") to introduce generic versions of the Diastat products on or after September 1, 2010. Profits from the sale of these products will be split between the Company and Barr.

On November 1, 2004, Morton Grove Pharmaceuticals, Inc. (“Morton Grove”) filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that four Company patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by a Morton Grove product that was launched in the fourth quarter of 2004. Morton Grove acknowledges that its product is covered by the Company’s patent claims. The Company asserted counterclaims that the Morton Grove product infringed three patents and that such infringement was willful. Morton Grove amended its complaint to allege antitrust violations. On November 29, 2007, a stipulated dismissal with prejudice was signed by the judge with each party only liable for its own costs and attorneys’ fees.

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

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against Par in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. The Company filed its answer and counterclaims on November 13, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On September 13, 2007, Santarus, Inc. ("Santarus") and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 7, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

 On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC ("Sanofi-Aventis") filed a lawsuit against the Company and its development partner, Actavis South Atlantic ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene, and Novartis.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. The Company and MN intend to defend this action vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets. The Company is preparing to answer and counterclaim and will assert all available defenses in addition to seeking a declaration of non-infringement and invalidity.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending September 29, 2007

Period	Total Number of Shares of Common Stock Purchased (3)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 through July 28, 2007	-	N/A	-	N/A
July 29, 2007 through August 25, 2007	419	N/A	-	N/A
August 26, 2007 through September 29, 2007	1,262	N/A	-	4,040,948
Total	1,681	N/A	-

(1)
In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. The authorized amount remaining for stock repurchases under the repurchase program was $75 million, as of September 29, 2007. The repurchase program has no expiration date. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.

(2)	Based on the closing price of the Company’s common stock on the New York Stock Exchange of $18.56 at September 28, 2007.

(3)	The total number of shares purchased represents shares surrendered to the registrant to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer (filed herewith.)

31.2	Certification of the Principal Financial Officer (filed herewith.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC. (Registrant)

December 20, 2007	/s/ Patrick G. LePore
Patrick G. LePore Chairman, President and Chief Executive Officer

December 20, 2007	/s/ Gerard A. Martino
Gerard A. Martino Executive Vice President and Chief Operating Officer

December 20, 2007	/s/ Veronica A. Lubatkin
Veronica A. Lubatkin Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification by the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.