Form 10-K
period 2007-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2008-02-29
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007
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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates as of June 29, 2007 (the last business day of the Registrant’s completed second fiscal quarter in 2007) was approximately $978,559,000. For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 29, 2007.

Number of shares of the Registrant’s common stock outstanding as of February 15, 2008: 34,554,814.

PART I

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, and (x) general industry and economic conditions. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed under Item 1A Risk Factors and from time to time in other of the Company's filings with the SEC, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business

GENERAL and RECENT DEVELOPMENTS

Par Pharmaceutical Companies, Inc. is a Delaware holding company that, principally through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as the “Company”), is in the business of developing, manufacturing and distributing generic and branded drugs in the United States. In January 2006, the Company announced its divestiture of one of its subsidiaries, FineTech Laboratories, Ltd. (“FineTech”), effective December 31, 2005 to a former officer and director of the Company. As a result of the divestiture, the business is being reported as a discontinued operation for all periods presented, as applicable. On June 10, 2004, the Company acquired Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey, which has been integrated with the Company’s internal research and development program. The Company’s fiscal year ends on December 31 of each year presented. The Company’s fiscal quarters end on the Saturday closest to each calendar quarter end. The Company’s principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000. Additional information concerning the Company can be found on the Company’s website at www.parpharm.com.

The Company makes its electronic filings with the SEC, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, available through its website, free of charge, as soon as reasonably practicable after the Company electronically files or furnishes them with the SEC. Information on the website is not, and should not be construed to be, part of this Annual Report on Form 10-K. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, charters for the Audit, Compensation and Management Development and Nominating and Corporate Governance Committees of the Company’s Board of Directors (the “Board”) and the Company’s Code of Ethics.

  Prescription pharmaceutical products are sold as either generic products or brand products. In the third quarter of 2005, the Company shipped its first brand product, Megace® ES and is now in two reportable business segments: generic pharmaceuticals and brand pharmaceuticals. In 2007, the Company began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals. See Notes to Consolidated Financial Statements –“Note 19 – Segment Information.”

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

The Company’s product line comprises generic prescription drugs consisting of approximately 180 products representing various dosage strengths for approximately 80 separate drugs. The Company’s products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule). In addition, the Company markets several oral suspension products and products in the semi-solid form of a cream. The Company develops and manufactures some of its own internally developed products and has strategic alliances and relationships with several pharmaceutical and chemical companies that provide the Company with products for sale through various distribution, manufacturing, development and licensing agreements. The Company is continuing its efforts in developing generic equivalents of existing brand drugs, exploring potential acquisitions of complementary products and businesses and seeking additional strategic alliances and relationships.

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

Brand Segment

Brand products are marketed under trademarked brand names designed to create an association between the products and their intended uses. This builds awareness of the products with healthcare providers, as well as loyalty among consumers. Brand products usually benefit from patent protection, which greatly reduces competition and provides a significant amount of market exclusivity for the products. This exclusivity generally allows a brand product to remain profitable for a relatively long period of time as compared to generic products. In addition, due to the public awareness of the brand name and resulting consumer and physician loyalty, brand products may remain profitable even after the cessation of their patent related market exclusivity.

Our branded products are sold by our specialty field force, which communicates the therapeutic and health economic benefits of our products, versus our competitors, to healthcare providers and managed care organizations.

As part of the Company’s business plan to sustain future growth, the Company has created a proprietary products division focused on commercialization of Megace® ES and the licensing and commercialization of other proprietary, specialty products. Megace® ES, the Company’s first brand product, is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS. To provide the branded products division with a unique and recognizable identity in the marketplace, the Company named the proprietary products division Strativa Pharmaceuticals in September 2007.

The Company believes that brand products generally have more limited competition, longer product life cycles and long-term higher profitability than generic products. The Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line.

The Company submitted its first New Drug Application (“NDA”) in June 2004, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”), for megestrol acetate oral suspension NanoCrystal® Dispersion (“NCD”). This NDA was approved by the Food and Drug Administration (the “FDA”) in July 2005 and the Company began marketing megestrol acetate oral suspension NCD, under the brand name Megace® ES, soon thereafter. In 2007, net sales of Megace® ES increased 74% to $75.3 million as compared to 2006. In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years. As compensation for its marketing and sales efforts, the Company will receive up to $10 million annually, paid quarterly, for the six-year period. The Company has progressed on its business plan during 2007 by acquiring the rights to additional branded products currently in Phase III clinical trials. In July 2007, the Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma S.A's (“BioAlliance”) Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel Pharma Inc. (“NovaDel”), to collaborate on the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA. On January 14, 2008, the Company entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”) under which the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  ONCONASE® is currently in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos. In June 2007, the Company had acquired the U.S. commercialization rights to Immtech Pharmaceuticals, Inc.’s (“Immtech”) lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients, but Immtech terminated its development program for pafuramidine in February 2008 after Immtech had received reports of adverse events related to abnormal kidney function that resulted in hospitalization of several volunteers from a safety study. See below for details on the termination of the pafuramidine program.

It is anticipated that growth of the brand segment of the Company’s business will be based largely on the in-licensing of new compounds and approval of existing new compounds licensed, as well as increasing the number of prescriptions on the Company’s current brand products.

Other

The Company has adopted a Code of Ethics that applies to all of its directors, officers, employees and representatives. This code is publicly available on the Company’s website. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on the Company’s website. The Company’s corporate governance principles and the charters of the Audit, Nominating and Corporate Governance and Compensation and Management Development Committees of its Board are also available on the Company’s website. Any of these materials may also be requested in print by writing to the Company, Attention: Thomas Haughey, Executive Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

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

The financial data and share amounts contained in Parts I and II are in thousands, except per share data, employee, drug and stockholder numbers.

PRODUCT INFORMATION

The Company distributes approximately 80 products, representing various dosage strengths for approximately 40 separate drugs that are manufactured by the Company and approximately 100 additional products representing various dosage strengths for approximately 40 separate drugs that are manufactured for it by other companies. The Company holds the Abbreviated New Drug Applications (“ANDAs”) and NDAs for the drugs that it manufactures. Set forth below is a list of the drugs manufactured and/or distributed by the Company, including the brand name product Megace® ES, for which the Company holds the NDA. The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked. The holders of the trademarks are non-affiliated pharmaceutical manufacturers.

Name	Competitive Brand Name Drug
Generic:

Acebutolol	Sectral
Acyclovir	Zovirax
Allopurinol	Zyloprim

Name	Competitive Brand Name Drug
Amiloride Hydrochloride	Midamor
Amiodarone Hydrochloride	Cordarone
Amoxicillin Oral Suspension	Amoxil
Amoxicillin Tabs	Amoxil
Amoxicillin/Clavalunate (Chew Tabs)	Amoxil
Amoxicillin/Clavalunate (Oral Susp.)	Amoxil
Amoxicillin/Clavalunate (Tabs)	Amoxil
Aspirin (zero order release)	Zorprin
Benztropine Mesylate	Cogentin
Buspirone	BuSpar
Cabergoline	Dostinex
Captopril	Capoten
Captopril HCTZ	Capozide
Carisoprodol and Aspirin	Soma Compound
Chlordiazepoxide and Amitripylene	Librium DS
Chlordiazepoxide HCl	Librium
Cholestyramine & Light (Generic)	Questran & Light
Cholestyramine (Brand)	Questran
Cholestyramine Light (Brand)	Questran Light
Citalopram	Celexa
Clomiphene	Clomid
Clonazepam ODT	Klonopin
Clozapine	Clozaril
Cyproheptadine Hydrochloride	Periactin
Diphenoxylate Hydrochloride and Antropine Sulfate	Lomotil
Doxepin Hydrochloride	Sinequan, Adapin
Doxycycline Monohydrate	Adoxa, Monodox
Enalapril	Vasotec
Enalapril Maleate HCTZ	Vaseretic
Estazolam	Prosom
Famotidine	Pepcid
Flecainide	Tambocor
Fluoxetine	Prozac
Fluoxetine Syrup	Prozac
Fluphenazine Hydrochloride	Prolixin
Flutamide	Eulexin
Fluticasone Nasal Spray	Flonase
Glycopyrrolate	Robinul
Glycopyrrolate Forte	Robinul Forte
Guanfacine	Tenex
Hydralazine Hydrochloride	Apresoline
Hydra-Zide	Apresazide
Hydroquinone HCL	Eldoquin
Hydroxurea	Hydrea
Ibuprofen	Advil, Nuprin, Motrin
Imipramine Hydrochloride	Tofranil
Isosorbide Dinitrate	Isordil
Leflunomide	Arava
Lovastatin	Mevacor
Meclizine Hydrochloride	Antivert
Megestrol Acetate	Megace
Megestrol Acetate Oral Suspension	Megace Oral Suspension
Mercaptopurine	Purinethol
Metaproterenol Sulfate	Alupent
Methimazole	Tapazole
Metoprolol Succinate	Toprol-XL
Metronidazole	Flagyl

Name	Competitive Brand Name Drug
Minocycline	Minocin
Minoxidil	Loniten
Nabumetone	Relafen
Nizatidine	Axid
Nystatin Powder	Mycostatin
Ondansetron ODT	Zofran ODT
Paroxetine	Paxil
Pravastatin	Pravachol
Propoxyphene Hydrochloride	Darvon
Propranolol ER	Inderal LA
Quinapril	Accupril
Ranitidine Syrup	Zantac
Ranitidine	Zantac
Silver Sulfadiazine (SSD)	Silvadene
Sotalol	Betapace
Ticlopidine Hydrochloride	Ticlid
Tizanidine	Zanaflex
Torsemide	Demadex
Tranylcypromine Sulfate	Parnate

Brand:

Megace® ES

The Company seeks to introduce new products through its internal research and development program and through joint venture, distribution and other agreements, including licensing of authorized generics and branded products, with pharmaceutical companies located in various parts of the world. As such, the Company has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products. The Company’s distribution and supply agreements that it believes are material to its business are described in the Notes to Consolidated Financial Statements – Note 12 – “Distribution and Supply Agreements.” The Company entered into several recent agreements, which are described in the Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and – Note 22 – “Subsequent Events.”

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

The Company contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost from approximately $0.2 million to $1.1 million for each biostudy. Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation”). During 2007, the Company contracted with outside laboratories, expending approximately $9.7 million to conduct biostudies for 12 potential new products. The Company intends to continue to contract for additional biostudies in the future.

In addition to its own internal development program, the Company, from time to time, enters into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies. The Company’s product development agreements that it believes are material to its business are described in Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and Note 22 – “Subsequent Events.” Pursuant to these agreements, the Company has advanced funds to several unaffiliated companies for products in various stages of development. As a result of its product development program, the Company or its strategic partners currently have approximately 45 ANDAs pending with the FDA.

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

It is the Company’s intention to bypass the substantial investments associated with INDs and NDAs and support the continued sales growth of its existing brand product (Megace® ES), and to add to its portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development or currently marketed products.

In July 2005, the Company received FDA approval and began shipping Megace® ES, its first brand product. The Company has also made strategic investments related to the in-licensing of the products described below and the Company expects to spend significant amounts related to development and sales milestones and royalties related to these in-licensed products in the future.

In June 2007, the Company entered into an exclusive licensing agreement under which it received the U.S. commercialization rights to Immtech Pharmaceuticals’ lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million, with additional payments subject to pafuramidine advancing successfully through Phase III clinical trials and regulatory approval. In December 2007, Immtech announced that the pafuramidine program had been placed on clinical hold, due to preliminary findings of abnormal laboratory values found in several volunteers following treatment with pafuramidine in an ongoing safety study. In February 2008, Immtech announced that it had chosen to discontinue the development program for pafuramidine, due to additional reports of adverse events in several volunteers in the safety study. Due to Immtech’s termination of the development program, the Company has no further monetary obligations under the licensing agreement.

In July 2007, the Company entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance's Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. Under the terms of the agreement, the Company paid BioAlliance an initial payment of $15.0 million and will pay BioAlliance $20.0 million upon FDA approval. Additionally, the Company will pay BioAlliance royalties on sales, BioAlliance may receive milestone payments on future sales.

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

On January 14, 2008, the Company entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”).  Under the agreement, the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  ONCONASE® is currently in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  In exchange for the U.S. commercialization rights, the Company made an initial payment to Alfacell of $5 million and will make a subsequent payment of up to $30 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If ONCONASE® receives FDA approval, the Company will commercialize the product in the United States and pay Alfacell royalties on net sales of the product, and Alfacell will be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for ONCONASE®.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of ONCONASE® to the Company.

The Company’s product development agreements that it believes are material to its Strativa brand business are described in Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and Note 22 – “Subsequent Events.”

No assurances can be given that the Company or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

MARKETING AND CUSTOMERS

The Company markets its products under the Par Pharmaceutical label principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through its internal staff. Some of the Company’s wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

The Company has approximately 86 customers, some of which are part of larger buying groups. In 2007, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., AmerisourceBergen Corporation, Cardinal Health, Inc. and Walgreen Co., accounted for approximately 22%, 12%, 11% and 10%, respectively, of its total revenues. In 2006, the Company’s four largest customers in terms of net sales dollars, McKesson Drug Co., Cardinal Health, Inc., Walgreen Co., and AmerisourceBergen Corporation, accounted for approximately 14%, 12%, 10% and 7%, respectively, of its total revenues. The Company does not have written agreements that guarantee future business with any of these major customers and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on the Company’s operating results, prospects and financial condition. See Notes to Consolidated Financial Statements – Note 19 – “Segment Information.”

ORDER BACKLOG

The approximate dollar amount of open orders (net sales basis), believed by management to be firm, at December 31, 2007, was approximately $24.6 million, as compared to approximately $18.1 million at December 31, 2006, and approximately $18.6 million at December 31, 2005. These orders represent unfilled orders as of December 31, 2007 along with orders that were scheduled to be shipped at December 31, 2007. Open orders are subject to cancellation without penalty.

COMPETITION

The pharmaceutical industry is highly competitive. At times, the Company may not be able to differentiate its products from its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The Company believes that its principal generic competitors are the Actavis Group (“Actavis”), Mylan Laboratories, Inc. (“Mylan”), Teva Pharmaceutical Industries, Inc. (“Teva”), Watson Pharmaceuticals, Inc. (“Watson”), Barr Laboratories, Inc. (“Barr”), Apotex Pharmaceutical Healthcare, Inc. (“Apotex”), Sandoz Pharmaceuticals, Inc. (“Sandoz”), Roxane Laboratories, Inc. (“Roxane”) and Ranbaxy Laboratories, Ltd. (“Ranbaxy”). The Company’s principal strategy in addressing its competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable the Company to compete successfully in the industry or that it will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generics, which occur when manufacturers of brand name drugs and/or their affiliates introduce generic pharmaceutical products equivalent to their brand name drugs at relatively lower prices or partner with generic companies to introduce equivalent generic products. This is a significant source of competition for the Company because brand-name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and authorized generics may be sold during the Company’s exclusivity period significantly affecting the profits the Company could receive as an exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of generic products developed by the Company and may inhibit it from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs. The Company has also marketed authorized generics during the exclusivity period of competitors.

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

EMPLOYEES

At December 31, 2007, the Company had 716 employees. None of the Company’s employees are covered by any collective bargaining agreement. The Company considers its employee relations to be good.

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

Pricing Regulation

Successful commercialization of the Company’s products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of the Company’s products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs. This has led to an increase in federal and state legislative initiatives around drug prices which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand. With respect to the Medicaid program, certain proposed provisions of the Deficit Reduction Act of 2005 went into effect January 1, 2007, and a final rule went into effect as of October 1, 2007 that resulted in changes to certain formulas used to calculate pharmacy reimbursement under Medicaid. These changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If the Company’s products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for the Company’s products.

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

Fraud and Abuse Regulation

Pharmaceutical companies are subject to various federal and state laws relating to sales and marketing practices intended to combat health care fraud and abuse. These include anti-kickback laws, false claims laws and FDA regulation of advertising and promotion of pharmaceutical products. The Company has and will continue to incur costs to comply with these laws. While the Company intends to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level and, due to the breadth of regulation and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion from federal health care programs. Any such violations could have a material adverse effect on the Company’s business.

AWP Litigation

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.” In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments for prescription drugs. The Company, as well as numerous other pharmaceutical companies, was named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and additional actions are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business. Refer to Notes to Consolidated Financial Statements – Note 17 – “Commitments, Contingencies and Other Matters” for further information.

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

The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Hatch-Waxman amendments also provide for extensions of up to five years for certain patents covering drugs to compensate the patent holder for the reduction in the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.

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

The FDA issued a final rule on June 18, 2003 (the “final rule”), clarifying the types of patents that innovators must submit for listing and prohibiting the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in a NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information that is required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

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

MANAGEMENT INFORMATION SYSTEMS

The Company’s Management Information Systems (“MIS”) vision is to contribute innovative ideas to accelerate business performance, develop business-driven solutions that drive profitable growth, and maintain best-in-class infrastructure for reliable and sustainable operations.

The Company’s MIS Department is organized into two major groups: business systems and technical operations. The business systems team purchases, develops, and maintains application business systems jointly with internal business department members. Major business systems are grouped by business area as follows:

Major scientific systems include IBM SCORE electronic submissions, Waters Empower data acquisition, Labware LIMS, and TrackWise compliance tracking. Major Commercial Systems include JDEdwards financials, Hyperion financial consolidation, and iMany wholesaler chargebacks. Major Supply Chain Systems include JDEdwards enterprise resource planning and Inovis electronic data interchange. Major Human Resource Systems include PeopleSoft human resources and ADP payroll.

The Business Systems team follows industry practices in the areas of Project Management, Systems Development Life Cycle, IT Change Management, Account Management, Computer Systems Validation, and Data Archiving.

The Technical Operations team purchases, develops, and maintains technical infrastructure systems to support the Company. Major infrastructure areas addressed are electronic mail, multiple data centers, network management, telecommunications, and web services. The Technical Operations team follows industry best practices (e.g., IT Infrastructure Library – ITIL) in the areas of configuration management, incident/problem management, capacity planning, disaster recovery, backup and restore, data center operations, and security management.

COMPANY STRENGTHS AND STRATEGIES

It is the Company’s intention to successfully manage both its generic and proprietary businesses for the long term. The Company is striving to achieve sustainable long-term growth with enhanced profitability and improved cash flow.

The Company’s Generic Products Division is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients. The Company ranked 6th in U.S. sales among all generic drug companies in 2007, according to IMS Health, and currently manufactures, markets or licenses approximately 80 prescription drugs.

The Company’s pipeline includes approximately 45 products awaiting FDA approval and approximately 35 others under active development. In recent years, the Company introduced generic versions of several major pharmaceutical products, including Toprol-XL®, Flonase®, Ultracet®, Paxil®, Prozac® and Megace® Oral Suspension. In January 2007, the Company received approval for and launched propranolol extended release capsules, a generic version of Inderal® LA. The Company’s was the first generic version of this modified release product to be approved and reach the marketplace.

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

Building a Leading Proprietary Pharmaceutical Business Focused on Specialty Markets

In 2005, the Company received approval for and introduced the appetite stimulant Megace® ES (megestrol acetate) 625 mg/5 mL oral suspension, its first proprietary pharmaceutical product. In the near term, it is the Company’s intention to support the continued sales growth of Megace® ES, and to add to its portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development or currently marketed products. In July 2007, the Company announced it entered into an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance’s Loramyc (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. The ongoing pivotal Phase III trial for Loramyc involves 540 patients at 40 sites in the U.S., Canada and South Africa. In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana. Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA. On January 14, 2008, the Company entered into an exclusive license agreement with Alfacell under which the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  ONCONASE® is currently in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of ONCONASE® to the Company.

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
• legal actions brought by our brand competitors and challenges to our intellectual property rights by generic competitors;
• delays or unanticipated costs, including delays associated with the FDA listing and/or approval process; and
• the avoidance of competitors’ intellectual property rights.

As a result of these and other difficulties, products currently in development by the Company may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by the Company or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of the Company’s products, when acquired or developed and approved, cannot be successfully or timely commercialized, the Company’s operating results could be adversely affected. The Company cannot guarantee that any investment it makes in developing products will be recouped, even if it is successful in commercializing those products.

The Company faces intense competition in the pharmaceutical industry from brand name and generic manufacturers, which could significantly limit its growth and materially adversely affect its financial results.

The pharmaceutical industry is highly competitive. Many of the Company’s competitors have longer operating histories and greater financial, research and development, marketing and other resources than the Company. Consequently, many of its competitors may be able to develop products and/or processes competitive with, or superior to, its own. Furthermore, the Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce new products that are less costly than those of its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors. The markets in which the Company competes and intends to compete are undergoing, and are expected to continue to undergo, rapid and significant change. The Company expects competition to intensify as technological advances and consolidations continue. New developments by other manufacturers could render its products uncompetitive or obsolete.

The Company believes that its principal generic competitors are Actavis, Mylan, Teva, Watson, Barr, Apotex, Sandoz, Roxane and Ranbaxy. These companies, among others, collectively compete with the majority of the Company’s products. The Company also faces price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups, any of which, in turn, could result in reductions in sales prices and gross margin. This price competition has led to an increase in customer demands for downward price adjustments by the manufacturers of generic pharmaceutical products, including the Company, for certain products that have already been delivered. The Company cannot provide assurance that such price reductions will not continue, or even increase, with a consequent material adverse effect on its revenues and gross margin.

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
• legal actions brought by our brand competitors and challenges to our intellectual property rights by generic competitors;
• price erosion/customer consolidation; and
• significant payments (such as milestones) earned under collaboration, licensing, and development agreements by our partners before the related product has received FDA approval.

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

In certain circumstances, the Company issues price adjustments and other sales allowances to its customers. Although the Company establishes reserves in connection with these credits, if estimates of the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on the Company’s financial position and results of operations.

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

The Company establishes reserves for chargebacks, rebates and incentives, and other sales allowances, as well as product returns at the time of sale. Although the Company believes its reserves are adequate as of the date of this report, it cannot provide assurances that its reserves will prove to be adequate. Increases in sales allowances may exceed what was estimated due to a variety of reasons, including unanticipated competition or an unexpected change in one or more of its contractual relationships. The Company will continue to evaluate the effects of competition and will record a price adjustment reserve if and when it deems it necessary. Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on its financial position and results of operations.

The use of legal, regulatory and legislative strategies by brand name competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase the Company’s costs associated with the introduction or marketing of its generic products, delay or prevent such introduction and/or significantly reduce its profit potential.

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
• seeking to obtain new patents on drugs for which patent protection is about to expire;
• seeking temporary restraining orders and injunctions against generics who have received final approval and attempt to "launch at risk”;
• reducing the sales force detailing the product to healthcare providers, thereby reducing the brand drug's commercial exposure and market growth rate; and
• converting brand prescription drugs that are facing potential generic competition to over-the-counter varieties, thereby significantly impeding the growth of the generic market.

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

As a result of the 180-day marketing exclusivity period granted to generic pharmaceutical companies that are first to file an ANDA, generic pharmaceutical products, at their launch, often are priced to yield relatively high gross margins. During certain periods, a large portion of the Company’s revenues have been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products with which it has limited competition. ANDAs containing certifications challenging patents, however, generally become the subject of patent infringement and validity litigation that can be both lengthy and costly. In addition, there is no certainty that the ANDA applicant will prevail in the litigation or that the applicant will be the first to file and, therefore, be a candidate for the 180-day marketing exclusivity period. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in an ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not receive the 180-day marketing exclusivity period.

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

The Company continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line. Any growth of the brand segment of the Company’s business will largely be based on the in-licensing of new compounds and approval of existing new compounds licensed. The Company’s current and future investments in license arrangements may not lead to expected, adequate or any returns on investment. For example, in 2007, the Company invested in license arrangements for three products under development, and the development program for one of the three, parfuramidine maleate, has already been terminated as of February 2008. The Company may also not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain its brand business segment.

Due to its dependence on a limited number of products, the Company’s business will be materially adversely affected if these products do not perform as well as expected.

The Company generates a significant portion of its total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2007, the Company’s top selling products, metoprolol (Toprol-XL®), fluticasone (Flonase®), propranolol ER (Inderal LA®), cabergoline (Dostinex®), various amoxicillin products (Amoxil®), ibuprofen Rx (Advil®, Nuprin®, Motrin®), tramadol HCl and acetaminophen tablets (Ultracet® ), megestrol oral suspension (generic) and Megace® ES (brand), fluoxetine (Prozac®), and methimazole (Tapazole®) accounted for approximately 70% of its total net revenues and a significant portion of its gross margin. Any material adverse developments, including increased competition, with respect to the sale or use of these products, or the failure of the Company to successfully introduce other key products, could have a material adverse effect on its revenues and gross margin.

The Company’s profitability depends on its major customers. If these relationships do not continue as expected, the Company’s business, condition (financial and otherwise), prospects and results of operation could materially suffer.

The Company has approximately 86 customers, some of which are members of larger buying groups. For 2007, its largest customers, McKesson Drug Co., AmerisourceBergen Corporation, Cardinal Health, Inc., and Walgreen Co., accounted for approximately 22%, 12%, 11% and 10%, respectively, of its total revenues. The loss of any one or more of these customers or the substantial reduction in orders from any one or more of such customers could have a material adverse effect upon its operating results and financial condition.

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

The Company has broadened its product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which it distributes generic pharmaceutical products manufactured by others. The Company has entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. For the year ended December 31, 2007, approximately 53% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements, could materially adversely affect its business, condition (financial and other), prospects or results of operations.

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

Any governmental agencies that have commenced, or may commence, an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments and even in the absence of any such ambiguity a governmental authority may take a position contrary to a position that the Company has taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on the Company’s business, financial position and results of operations and could cause the market value of its common stock to decline.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect the Company’s business.

In order to assist the Company in commercializing products, it has obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect the Company’s ability to sell its products and may have a material adverse effect on its business, results of operations and financial condition. Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003. Part D established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS. CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the new benefit, and the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that the Company markets will be offered by drug plans participating under the Medicare Part D program that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Depending on how such provisions are implemented, reimbursement may not be available for some of the Company’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products and could harm significantly the Company’s business, results of operations, financial condition and cash flows. The Company may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect its operating results.

Most state Medicaid programs have established preferred drug lists (“PDLs”), and the process, criteria and timeframe for obtaining placement on the PDL varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate is based on the greater of (1) a specified percentage of the product’s average manufacturer price (“AMP”) or (2) the difference between the product’s AMP and the best price offered by the manufacturer. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a PDL. The profitability of the Company’s products may depend on the extent to which they appear on the PDLs of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could adversely affect our anticipated revenues and results of operations, possibly materially.

Due to extensive regulation and enforcement in the pharmaceutical industry, we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations. Failure to comply could result in our experiencing material adverse effects to our business, financial position and results of operations and the market value of our common stock could decline.

The pharmaceutical industry is subject to regulation by various governmental authorities at the federal, state and local levels with respect to the development, manufacture, labeling, sale, distribution, marketing, advertising and promotion of pharmaceutical products. Failure to comply with governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution. Although we have developed compliance programs to address the regulatory environment there is no guarantee that these programs, as currently designed, will meet regulatory agency standards now or in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected, and the market value of our common stock could decline.

The Company expends a significant amount of resources on research and development, including milestones on in-licensed products that may not lead to successful product introductions.

Much of the Company’s development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. It conducts research and development primarily to enable it to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. The Company has entered into, and may, in the future, enter into, additional agreements which require the Company to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As it continues to develop and in-license new products, the Company will likely incur increased research and licensing expenses.

Because of the inherent risk associated with research and development efforts in its industry, particularly with respect to new drugs, its research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after it submits an ANDA or NDA, the FDA may request that the Company conducts additional studies and as a result, it may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, it cannot be certain that any investment made in developing products will be recovered, even if it is successful in commercialization. To the extent that the Company expends significant resources on research and development efforts and is not able, ultimately, to introduce successful new products as a result of those efforts, its business, financial position and results of operations may be materially adversely affected, and the market value of its common stock could decline.

A significant number of the Company’s products are produced at one location that could experience business interruptions, which could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company produces all of its internally manufactured products at a single manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on its business, financial position and results of operations.

The Company may experience declines in the sales volume and prices of its products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company makes a significant amount of its sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of the Company’s pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable those groups to demand larger price discounts on the Company’s products. The result of these developments may have a material adverse effect on the Company’s business, financial position and results of operations.

The Company may experience significant inventory losses related to “At Risk” product launches, which could have a material adverse effect on the Company’s business, financial position and results of operations.

There are situations in which the Company may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon its belief that such patents are invalid, unenforceable, or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which can be significantly higher than the profits the Company makes from selling the generic version of the product. The Company could face substantial damages from such adverse decisions of the court. The Company would also be at risk for the value of such inventory that is unable to be marketed or sold.

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

As described below in Item 9A, the Company’s management has concluded that the Company did not maintain effective internal controls over its financial reporting as of December 31, 2007. Effective internal controls are necessary for the Company to provide reliable financial reports. If it cannot provide reliable financial reports, stockholder and investor confidence in the Company’s business and operating results could be negatively impacted. The Company has discovered, and may in the future discover, areas of its internal control that need improvement.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate the effectiveness of its internal controls over financial reporting as of each year-end. Management concluded that its internal control over financial reporting were not effective as a result of material weakness identified and did not provide reasonable assurance regarding the reliability of its financial reporting or the preparation of its financial statements in accordance with GAAP. In addition the Company may identify additional and/or different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses.

If the Company fails to implement and maintain the improvements in internal controls over its financial reporting that are intended to remediate the material weakness identified, the Company could fail to meet its reporting obligations, including issuing financial statements in future periods that contain errors. The failure to maintain the improvements in internal controls over financial reporting that are intended to remediate any identified weaknesses also could cause investors to lose confidence in the Company’s reported financial information and possibly have a negative impact on the trading prices of its securities and could lead to additional litigation claims and/or regulatory proceedings against the Company. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such claims or proceedings are not resolved in its favor. Any litigation or regulatory proceeding, even if resolved in the Company’s favor, could cause it to incur significant legal and other expenses. Such events could harm the Company’s business, negatively affect its ability to raise capital and adversely affect the trading price of its securities.

The Company has received a notice of default and notice of acceleration with respect to its convertible notes and a lawsuit has commenced.

The Company received a notice of default from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that the Company’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company, as issuer, and American Stock Transfer and Trust Company, as trustee (the “Trustee”), relating to the Notes. The notice of default asserted that if the purported default continues unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued and unpaid interest on the Notes immediately due and payable. On October 2, 2006, the Company received a notice from the Trustee purporting to accelerate payment of the principal of and accrued interest on the Notes. The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the abovementioned notice of default and notice of acceleration are invalid and without merit. After the Company communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes, in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that the Company pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged to exceed $30 million. The Company filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, the Company filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor. The Court has not yet ruled on the motions.

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

Risks Common to the Company’s Industry

Litigation is common in the Company’s industry, and can be protracted and expensive, and could delay and/or prevent entry of its products into the market, which, in turn, could have a material adverse effect on its business.

Litigation concerning patents and proprietary rights can be protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires or is held not infringed, invalid, or unenforceable. When an ANDA is submitted to the FDA for approval of a generic drug, the submitting person may either certify that (1) there is no patent information filed, (2) that any patent submitted has expired, (3) that the patent listed by the FDA as covering the generic product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved until the expiration of such patent, or (4) that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is submitted. Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with the Company by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against the Company or its strategic partners claiming patent infringement or file declaratory judgment actions of non-infringement, invalidity, or unenforceability against the Company in view of the Company’s patents. Because substantially all of the Company’s current business involves the marketing and development of patented products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of its products, which could have a material adverse effect on the business, condition (financial and other), prospects and results of operations of the Company. The Company’s strategic partners and others are also parties to several lawsuits, the outcome of which may have a material impact on the Company. For more information on the Company’s material pending litigation, please see Item 3 of this Annual Report on Form 10-K.

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

Additionally, acquisitions involve numerous risks, including difficulties in the assimilation of the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no, or limited, prior experience and the potential loss of key employees of the acquired company. There may be overlap between the Company’s products or customers and an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses. As a result of acquiring businesses, the Company may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing costs. Any acquisition could result in its assumption of unknown and/or unexpected, perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect the Company, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

The Company depends on its ability to protect its intellectual property and proprietary rights. The Company cannot be certain of the confidentiality and protection of such rights.

The success of the Company depends on its ability to protect its current and future products and to defend its intellectual property rights. If the Company fails to protect its intellectual property adequately, competitors may manufacture and market products similar to, or confused with, the Company’s products.

Some patent applications in the United States are maintained in secrecy or not published until the resulting patents issue. Because the publication of discoveries or inventions tends to follow their actual discovery or invention by several months, the Company cannot be certain that it was the first to invent and reduce to practice any of its discoveries or inventions. The Company also cannot be certain that patents will be issued with respect to any of its patent applications or that any existing or future patents issued to or licensed by it will provide competitive advantages for its products or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by its competitors. Furthermore, its patent rights may not prevent or limit its present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to its products.

The Company relies particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that it seeks to protect, in part, by registering and using marks, and, with regard to other intellectual property, entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties. This is done in large part because few of the Company’s products are protected by patents. The Company cannot provide assurance that these agreements will not be breached or circumvented. The Company also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. The Company cannot be sure that its trade secrets and proprietary technology will not otherwise become known or be independently developed by its competitors or, if patents are not issued with respect to products arising from research, that it will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure its intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

The Company’s stock price is volatile and the value of your investment could decline in value.

The market prices for securities of pharmaceutical companies like the Company’s have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in the Company’s or its competitors’ operating results, changes in its prospects and general market conditions for pharmaceutical stocks could have a significant impact on the future trading prices of its common stock. In particular, the trading price of the common stock of many pharmaceutical companies, including the Company, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of the Company’s securities include:

•	the timing of new product introductions,
•	quarterly variations in results,
•	clinical trial results and regulatory developments,
•	competition, including both brand and generic,
•	business and product market cycles,
•	fluctuations in customer requirements,
•	the availability and utilization of manufacturing capacity,
•	the timing and amounts of royalties paid to us by third parties,
•	issues with the safety or effectiveness of the Company’s products, and
•	developments in pending litigation matters or new litigation matters.

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

The Company leases office space in Woodcliff Lake, New Jersey covering approximately 61,000 square feet. The lease expires in March 2011. This facility houses the majority of the Company’s corporate and administrative functions.

In 2004, the Company executed a lease for an additional 27,000 square foot research and development facility located in Franklin Township, New Jersey. The lease expires in July 2010.

In 2007 the Company ceased all operations and vacated a 45,000 square foot facility used for research and development and manufacturing located in Somerset, New Jersey.

The Company believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 17 — “Commitments, Contingencies and Other Matters.”

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

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to alleged stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

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

Patent Related Matters

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the "2002 Litigation"). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the "'221 Patent"), containing original claim 6 from the '691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the "2006 Litigation"). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali's and the Company's motions for summary judgment that claim 6 of the '221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company's ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil's motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining '221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company's counterclaims for invalidity, unenforceability and intervening rights as to the '221 Patent. Ortho-McNeil has opposed the Company's requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006.  In accordance with the settlement and license agreement, the pending patent litigation between Ortho-McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.

On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement. In January 2008, the District Court conducted a hearing on Roxane’s application for attorneys’ fees under 35 U.S.C. section 285. That issue is now being briefed.

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

In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a Paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5ml infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch no later than November 2008.

On March 10, 2006, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U.S. Patent 6,593,318. The Company was granted a stay and the action was terminated without prejudice on April 9, 2007 pending final resolution of the Roxane appeal. On February 6, 2008, a joint stipulation of dismissal and order with prejudice was signed by the Judge in the case.

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

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel, a motion that was denied in September 2007 with ongoing written discovery on the issue. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. On September 27, 2007, the Company's motion for stipulated substitution of Orchid Chemicals & Pharmaceuticals Ltd for the Company was entered and the Company's involvement in the case was terminated.

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. The Company filed its answer and counterclaims on November 13, 2007. It is anticipated that fact discovery will be completed in May 2008, and expert discovery completed in August 2008 with a trial date set for October/November of 2008. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents. The Company has not yet answered this complaint. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company filed its amended answer and counterclaims on November 19, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended Complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company and IPC filed an amended answer in Delaware December 12, 2007, and Elan filed their answer and motion to consolidate the cases on January 2, 2008. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 17, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets. The Company filed its answer and counterclaims on January 31, 2008. The Company intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The Company filed its answer on January 10, 2008 and filed its amended answer and counterclaims on January 30, 2008. The Company intends to defend this action vigorously against Santarus and Missouri.

Industry Related Matters

On September 10, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by Rockland County in New York State (the suit has since been joined by additional New York counties) that has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. On August 4, 2004, the Company and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against the Company and 12 other leading generic pharmaceutical companies, alleging principally that the Company and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, the Company and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including the Company, have filed a motion to dismiss the amended complaint. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the Court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Company (among other companies) as a defendant. The Company intends to defend vigorously these actions.

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

The County of Nassau, New York filed a Second Amended Complaint in its action against a number of other generic and brand pharmaceutical companies, naming the Company as a defendant on January 30, 2006. The case has been consolidated, for purposes of discovery and briefing, with the action filed by a number of other New York counties and the City of New York. The matters are presently in the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On March 3, 2006, the Company and the other defendants filed motions to dismiss the Second Amended Complaint filed by Nassau County and the consolidated complaint brought by the other counties and the City of New York. These motions were granted in part and denied in part on April 2, 2007. On June 8, 2007, the City of New York and various other New York counties, this time including Nassau County, filed a First Amended Consolidated Complaint. On June 22, 2007, the defendants filed a joint motion to dismiss the First Amended Consolidated Complaint. The Court granted the defendants' motion in part and denied it in part on July 30, 2007. On October 5, 2007, the City of New York and various other New York counties filed a Revised First Amended Consolidated Complaint, which the Company answered on October 26, 2007.

With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On September 17, 2007, the United States District Court for the District of Massachusetts granted the motions filed by Erie, Oswego, and Schenectady Counties to remand their respective cases to New York state court. Each of these three matters was subsequently remanded to the New York Supreme Courts for the Counties of Erie, Oswego, and Schenectady, respectively. On November 28, 2007, the defendants filed a joint motion, with the State of New York Litigation Coordinating Panel, to coordinate the three actions. This motion is currently pending.

The Company's motion to dismiss the Commonwealth of Massachusetts' First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth's First Amended Complaint on November 14, 2005.

With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court. Certain defendants, including the Company, filed motions in September 2006 to sever or for separate trials. The trial court denied these motions. On June 1, 2007, upon the petitions of certain defendants, including the Company, the Supreme Court of Alabama granted a writ of mandamus and ordered the trial court to sever the claims against all defendants.

With respect to the Illinois action, the United States District Court for the District of Massachusetts granted the State of Illinois's motion to remand on September 17, 2007. The case was remanded to the Circuit Court of Cook County, Illinois. On November 19, 2007, certain defendants, including the Company, filed a new joint motion to dismiss the First Amended Complaint. This motion is currently pending.

The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006. The Commonwealth of Kentucky filed a Second Amended Complaint on September 28, 2007. The Company answered the Second Amended Complaint on October 15, 2007.

With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants' motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters' recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State's motion to remand is pending. The case was remanded to the Chancery Court of Hinds County, Mississippi. On December 13, 2007, the Court denied the defendants’ pending motion to dismiss. The defendants appealed the trial court's decision to the Supreme Court of Mississippi on January 3, 2008. This appeal is currently pending.

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

The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys' fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State's Complaint. On August 31, 2007, the Court granted in part the defendants' joint motion to dismiss and denied it in part. On October 1, 2007, the Company answered the State's Complaint.

On April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court. The Orange County action was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings. On September 6, 2007, that Court entered an order adding Orange County to the First Amended Consolidated Complaint filed by the City of New York and various other New York counties.

On September 21, 2007, the State of Utah filed a Complaint against the Company and various other pharmaceutical companies. The Utah Complaint pleads causes of action for (i) violations of the Utah False Claims Act and (ii) common law fraudulent misrepresentation. The State seeks actual, statutory, and treble damages, including prejudgment interest; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court. On November 20, 2007, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the case to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings. The State then filed a motion to remand the case to state court, on December 7, 2007, and a motion to vacate the conditional transfer order, on December 12, 2007. These motions are currently pending.

Finally, on October 9, 2007, the State of Iowa filed a Complaint against the Company and various other pharmaceutical companies. The Iowa Complaint pleads causes of action for (i) violations of the Iowa Consumer Fraud Act, (ii) common law fraudulent misrepresentation, (iii) common law unjust enrichment and (iv) reporting of false best price information in violation of 42 USC Sec 1396R-8. The State seeks (i) a declaration that the Company committed the alleged violations, (ii) injunctive relief against the continuation of the alleged violations, (iii) actual, statutory damages, including prejudgment interest for the claim of unjust enrichment, (iv) actual, statutory damages, including prejudgment interest for the claim of fraudulent misrepresentation, (v) actual and punitive damages for alleged fraud, and (vi) an accounting of alleged illegal profits and a disgorgement of same, restitution, attorneys' fees, experts' fees, and costs and other relief deemed just and equitable by the Court. The Iowa action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on October 16, 2007. The following matters were voted upon at the Annual Meeting of Stockholders.

PROPOSAL 1

The stockholders voted in favor of the proposal to elect the two Company nominees for Class II directors for a term expiring at the Annual Meeting of Stockholders to be held in 2010.
	VOTES	VOTES
	FOR	WITHHELD
John D. Abernathy	25,271,166	5,014,830
Dr. Melvin Sharoky	26,663,841	3,622,155

PROPOSAL 2

The stockholders approved the Company’s amendment and restatement of the 1997 Directors’ Stock and Deferred Fee Plan. 15,761,743 shares voted in favor of the amendment and restatement of the 1997 Plan, 7,114,224 voted against and 34,565 shares abstained. In addition, there were 7,375,464 non-voted Broker shares.

PROPOSAL 3

The firm of Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2007 fiscal year. 30,210,383 shares voted in favor of the ratification of the selection of Deloitte & Touche LLP, 51,447 shares voted against, and 24,166 shares abstained.

PROPOSAL 4

The stockholder proposal concerning benchmarking executive compensation against peer group company performance was approved. 12,031,339 voted in favor of the proposal concerning benchmarking executive compensation, 10,555,759 shares voted against, and 323,435 shares abstained. In addition there were 7,375,463 non-voted Broker shares.

PROPOSAL 5

The stockholder proposal concerning an advisory vote on named executive officer compensation was approved. 12,308,886 shares voted in favor of the proposal concerning an advisory vote on named executive officer compensation, 9,363,548 shares voted against, and 1,238,099 shares abstained. In addition, there were 7,375,463 non-voted Broker shares.

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
	2007		2006
Quarter ended (approximately)	High	Low	High	Low
March 31	$27.40	$23.11	$36.31	$26.93
June 30	29.46	25.03	28.18	18.19
September 30	30.30	18.56	19.86	13.47
December 31	24.32	16.97	22.50	17.65

(b) Holders.  As of February 15, 2008, there were 1,549 holders of record of the Company’s common stock.

(c) Dividends.  During 2007, 2006 and 2005, the Company did not pay any cash dividends on its common stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including the Company’s earnings, its capital needs, the terms of any financing agreements and its financial condition.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan (1)	1,955,000	$29.76	4,777,000
2001 Performance Equity Plan (2)	2,122,000	41.27	1,005,000
1997 Directors Stock Option Plan (3)	274,000	37.66	233,000
1990 Stock Incentive Plan	1,000	4.13	-
Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan (2)	174,000	7.16	110,000
Total	4,526,000	$34.76	6,125,000

(1)
For the 2004 Plan the maximum number of stock options available for future issuance is 4,777,000. Of the total number of shares available for future grant 1,344,000 shares are available for the issuance of restricted stock and/or restricted stock units.

(2)	For the 2000 and 2001 Plans the total number of securities available for future issuance is all stock options.

(3)	For the 1997 Plan, the indicated total number of securities remaining available for future issuance may be any combination of stock options and restricted stock units.

(e) Performance graph

The following graph compares the total cumulative stockholder return on our Common Stock for the period December 31, 2002, through December 31, 2007, with the cumulative total return of (a) the S&P 400 Mid-Cap Index and (b) the Dow Jones US Pharmaceuticals Index. The comparison assumes that $100 was invested on December 31, 2002, in our Common Stock and in each of the comparison indices. In addition, the comparison assumes that any dividends paid were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PAR PHARMACEUTICAL COMPANIES, INC.,
S&P MID-CAP 400 INDEX AND DOW JONES US PHARMACEUTICALS INDEX

Company/Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Par Pharmaceutical Companies, Inc.	$100.00	$218.62	$138.86	$105.17	$75.07	$80.54
S&P 400 Mid-Cap	$100.00	$134.02	$154.33	$171.72	$187.15	$199.68
Dow Jones US Pharmaceuticals	$100.00	$109.45	$100.39	$98.73	$112.93	$117.98

(f) Issuer Purchases of Equity Securities (1)

Quarter Ending December 31, 2007

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
September 30, 2007 through October 27, 2007	149	N/A	-	-
October 28, 2007 through November 24, 2007	1,646,517	$19.14	1,643,094	-
November 25, 2007 through December 31, 2007	15,595	N/A	-	1,814,958
Total	1,662,261	$19.14	1,643,094

(1) In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization. The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2007. The repurchase program has no expiration date.

(2) The total number of shares purchased includes 19,167 shares surrendered to the registrant to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and issuance of stock in connection with restricted stock units issued to employees.

(3) Based on the closing price of the Company’s common stock on the New York Stock Exchange of $24.00 at December 31, 2007.

 ITEM 6. Selected Financial Data

	As of and for the years ended
(In thousands, except per share amounts)	12/31/07	12/31/06(a)	12/31/05(a)	12/31/04	12/31/03
INCOME STATEMENT DATA:
Revenues:
Net product sales	$739,020	$705,378	$412,126	$626,477	$609,534
Other product related revenues	30,646	19,790	20,130	21,498	22,490
Total revenues	769,666	725,168	432,256	647,975	632,024
Cost of goods sold	501,147	507,220	277,554	435,988	375,760
Gross margin	268,519	217,948	154,702	211,987	256,264

Operating expenses (income):
Research and development	77,659	62,442	62,497	47,533	21,109
Selling, general and administrative	138,217	148,488	92,309	67,954	56,043
Acquired in-process research and development	-	-	-	84,000	-
Intangible assets impairment	-	1,100	6,999	-	-
Settlements, net	(945)	1,250	-	(2,846)	-
Gain on sale of facility	-	-	-	(2,812)	-
Total operating expenses	214,931	213,280	161,805	193,829	77,152
Gain on sale of product rights	20,000	3,054	-	-	-
Operating income (loss)	73,588	7,722	(7,103)	18,158	179,112

	As of and for the years ended
(In thousands, except per share amounts)	12/31/07	12/31/06(a)	12/31/05(a)	12/31/04	12/31/03
Other income (expense), net	(56)	126	(831)	63	(35)
Equity in loss of joint venture	(387)	(663)	(534)	(795)	(1,521)
Net investment (loss) gain	(1,583)	(583)	16,013	-	-
Interest income	13,673	8,974	5,343	4,869	2,292
Interest expense	(6,803)	(6,781)	(6,793)	(6,804)	(2,748)
Income from continuing operations before provision (benefit) for income taxes	78,432	8,795	6,095	15,491	177,100
Provision (benefit) for income taxes	27,322	2,054	(5,726)	4,918	68,928
Income from continuing operations	51,110	6,741	11,821	10,573	108,172
Loss from discontinued operations and loss from disposal before benefit for income taxes	-	-	(42,975)	(4,942)	(2,603)
Provision (benefit) for income taxes	1,212	894	3,220	(1,927)	(1,015)
Loss from discontinued operations	(1,212)	(894)	(46,195)	(3,015)	(1,588)
Net income (loss)	$49,898	$5,847	$(34,374)	$7,558	$106,584

Net income (loss) per share of common stock:
Basic:
Income from continuing operations	$1.48	$0.20	$0.35	$0.31	$3.23
Loss from discontinued operations	(0.04)	(0.03)	(1.35)	(0.09)	(0.05)
Net income (loss)	$1.44	$0.17	$(1.00)	$0.22	$3.18

Diluted:
Income from continuing operations	$1.47	$0.19	$0.35	$0.30	$3.12
Loss from discontinued operations	(0.04)	(0.03)	(1.35)	(0.09)	(0.05)
Net income (loss)	$1.43	$0.16	$(1.00)	$0.21	$3.07

Weighted average number of common shares outstanding:
Basic:	34,494	34,422	34,191	34,142	33,483
Diluted	34,718	34,653	34,435	34,873	34,638

BALANCE SHEET DATA:
Working capital	$210,514	$105,209	$288,545	$292,833	$433,378
Property, plant and equipment, net	82,650	89,155	87,570	60,001	47,208
Total assets	781,523	814,677	736,030	714,647	743,720
Long-term debt, less current portion	-	-	202,001	202,308	200,489
Total stockholders’ equity	437,755	401,050	358,123	368,772	371,912

(a)   In preparing its consolidated financial statements for year ended December 31, 2007, the Company identified a balance sheet reclassification and accounting errors related to its discontinued operations reported in the Company’s 2006 and 2005 financial information contained in its Annual Report on Form 10-K for the year ended December 31, 2006 and filed on September 6, 2007. See Note 1 - “Restatement of Previously Issued Financial Statements” to the consolidated financial statements contained elsewhere in this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, and future new product launches, and (x) general industry and economic conditions. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed under Item 1A Risk Factors and from time to time in other of the Company's filings with the SEC, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The financial data contained in this section is in thousands or as otherwise noted.

The following discussion should be read in conjunction with the Company’s consolidated financial statement and related notes to consolidated financial statements contained elsewhere in this Form 10-K.

In preparing its consolidated financial statements for year ended December 31, 2007, the Company identified an accounting error related to its discontinued operations reported in the Company’s 2006 and 2005 financial information contained in its Annual Report on Form 10-K for the year ended December 31, 2006 and filed on September 6, 2007. See Note 1 - “Restatement of Previously Issued Financial Statements” in the notes to consolidated financial statements contained elsewhere in this Form 10-K. The effects of the restatement on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

OVERVIEW

Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins. The Company, through its internal generic development program and various strategic alliances and relationships, seeks to introduce new products that have less competition and to broaden its product list. The Company plans to continue to invest in its generic internal research and development efforts, brand marketing strategy and its strategic alliances and relationships throughout 2008 and beyond. Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace. The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements. Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

These efforts resulted in new product introductions in 2007, including propranolol HCl extended release (“ER”) capsules, which is an outcome of the Company’s strategic partnership with Nortec Development Associates, Inc, ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK and the launch of metoprolol succinate ER 25 mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with AstraZeneca (“AZ”). Additionally, in accordance with the development, sales, marketing and supply agreement with Barr, the Company receives royalties from the sales of ondansetron tablets, which launched in the fourth quarter of 2006.

In 2006, the Company’s efforts resulted in higher sales from new product introductions, including fluticasone pursuant to a supply and distribution agreement with GSK, several other products pursuant to agreements with Teva, Ivax, and Orchid Chemicals & Pharmaceuticals Ltd. including amoxicillin products and cefprozil, and the launch of cabergoline in December of 2005.

The Company’s business plan includes developing and marketing branded drugs as part of its effort to add products with longer life cycles and higher profitability to the Company’s product line. In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”). Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”). In September 2006, the Company entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) that provides for the Company’s branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years. As compensation for its marketing and sales efforts, the Company will receive $10 million annually, paid quarterly, for the six-year period. The Company has progressed on its business plan during 2007 by acquiring the rights to additional branded products currently in Phase III clinical trials. In July 2007, the Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form. The Company also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM. Following completion of reformulation efforts already under way, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA. Another Phase III candidate to which the Company acquired U.S. commercialization rights in 2007, pafuramidine maleate, had its development program terminated in February 2008. Due to the termination, the Company has no further monetary obligations under its agreement with Immtech Pharmaceuticals, Inc. (“Immtech”), the developer of the product. The Company had paid a $3.0 million licensing fee to acquire the U.S. commercialization rights from Immtech in June 2007. In January 2008, the Company announced that it entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States and its territories for Onconase® (ranpirnase). Onconase is in Phase III development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos. Onconase was previously granted orphan drug status as well as fast-track development status by the FDA for the treatment of malignant mesothelioma. For additional information on these agreements and other similar matters, refer to Notes to Consolidated Financial Statements - Note 11 - “Research and Development Agreements” and Note 22 - “Subsequent Events.”

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

Sales and gross margins of the Company’s products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new manufactured products, and future new product launches, (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product and the successful development to commercialization of the Company's in-licensed branded product pipeline.

The Company divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see Notes to Consolidated Financial Statements - Note 18 - “Discontinued Operations-Related Party Transaction”).

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure and recognize compensation expense for all stock-based payments at their fair-value. SFAS 123R is being applied on the modified prospective basis. Prior to its adoption of SFAS 123R, the Company accounted for its stock-based compensation plans in accordance with provisions of APB 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123. Prior to 2006, compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock and restricted stock units were recognized in the statements of operations (see Notes to Consolidated Financial Statements - Note 3 - “Share-Based Compensation”).

The following table shows the revenues, gross margin, and operating income by segment for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Revenues:
Generic	$684,917	$675,938	$417,384
Brand	84,749	49,230	14,872
Total revenues	$769,666	$725,168	$432,256

Gross Margin:
Generic	$204,130	$183,543	$143,736
Brand	64,389	34,405	10,966
Total gross margin	$268,519	$217,948	$154,702

Operating income (loss):
Generic	$73,357	$39,028	$34,159
Brand	231	(31,306)	(41,262)
Total operating income (loss)	$73,588	$7,722	$(7,103)

Total revenues and gross margin dollars increased $44,498, or 6.1% and $50,571, or 23.2%, respectively, for the year ended December 31, 2007 compared to the same period in 2006. For the year ended December 31, 2006, the Company’s total revenues and gross margin dollars increased $292,912, or 67.8% and $63,246, or 40.9%, respectively, when compared to 2005. Generic revenues and gross margin dollars increased $8,979, or 1.3% and $20,587, or 11.2%, respectively, for the year ended December 31, 2007 compared to the same period in 2006. Generic revenues and gross margin dollars increased $258,554, or 61.9% and $39,807, or 27.7%, respectively, for the year ended December 31, 2006 from the year ended December 31, 2005. Increased generic sales in 2007 were primarily due to product introductions including metoprolol succinate ER (25mg, 50mg, 100mg, and 200mg), propranolol HCl ER caps and ranitidine HCl syrup, and royalties earned related to the sales of ondansetron tablets, which launched in the fourth quarter of 2006. These increases were partially offset by lower sales of existing products including fluticasone, various amoxicillin products, quinapril, cefprozil, tramadol HC1 and acetaminophen tablets, lovastatin, paroxetine, fluoxetine and glyburide metformin. The increase in generic gross margin was primarily due to the introduction of new product launches including propranolol HCl ER and metoprolol succinate ER, royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter of 2006, and lower inventory write-offs for the year ended December 31, 2007 compared with the same period in 2006. Branded revenues and gross margin dollars for the year ended December 31, 2007 increased $35,519 or 72.1% and $29,984 or 87.2%, respectively, driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®. Brand revenues and gross margin dollars for the year ended December 31, 2006 increased $34,358 or 231.0% and $23,439 or 213.7%, respectively, primarily due to the July 2005 launch of Megace® ES.

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

Operating income from the generic business was impacted in 2007 by the sales and gross margins discussed above, including a reduction in inventory write-offs of $6,155 driven by improved inventory management and the non-recurrence of the 2006 write-off of pre-launch inventories ($2,145) related to the delayed launch of clonidine, as well as by increased investment in generic research and development projects ($5,889), and costs associated with the Company’s tender offer for certain eligible unvested stock options ($2,898) - see Notes to Consolidated Financial Statements - Note 3 - “Share-Based Compensation,” partially offset by the non-recurrence of the 2006 write-off of invalid customer deductions ($10,000). Brand operating loss was favorably impacted in 2007 due to higher gross margin on higher sales, the co-promotion fees for Androgel® ($6,931), the sale of Par 101 ($20,000) and the cancellation of the development programs for PAR 101 and the Megace® ES oncology clinical program (approximately $5,700), tempered by higher costs incurred in connection with the in-license of several late stage compounds in support of the Company’s strategy to expand its brand segment ($19,150) and the costs of the Company’s tender offer for certain eligible unvested stock options ($1,717).

RESULTS OF OPERATIONS

Revenues

Total revenues for the year ended December 31, 2007 were $769,666, increasing $44,498, or 6.1%, from total revenues of $725,168 for the year ended December 31, 2006. Revenues for generic products for the year ended December 31, 2007 were $684,917, increasing $8,979, or 1.3% from revenues for generic products of $675,938 for the year ended December 31, 2006, due primarily to the introduction of new products. Among the top-selling products in 2007 that did not have sales in 2006 was metoprolol succinate ER 50mg, 100mg, and 200mg (net sales of $82,250), propranolol HCl ER caps (net sales of $57,459), and ranitidine HCl syrup (net sales of $12,243). Among the top-selling products in 2007 that were introduced in the fourth quarter of 2006 was metoprolol succinate ER 25mg (net sales of $59,627), which increased by $51,343. Partially offsetting these increases were lower sales in 2007 of certain existing products, including fluticasone (net sales of $130,475), which decreased $104,979, various amoxicillin products (net sales of $27,714), which decreased by $31,543, quinapril (net sales of $1,851), which decreased by $18,198, cefprozil (net sales of $1,165), which decreased $10,714, tramadol HCl and acetaminophen tablets (net sales of $16,024), which decreased by $10,500, lovastatin (net sales of $7,360), which decreased $8,954 and paroxetine (net sales of $2,773), which decreased $8,261 from 2006. Increased competition adversely affected both the volume and pricing on the above existing products. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 53% of the Company’s total revenues in 2007 and approximately 66% of the Company’s total revenues in 2006. Revenues for the Company’s brand segment were $84,749 for the year ended December 31, 2007, increasing $35,519, or 72.1%, from Brand revenues of $49,230 for the year ended December 31, 2006. The increase in 2007 is driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $1,409,651 for the year ended December 31, 2007 compared to $1,379,347 for the year ended December 31, 2006. Deductions from gross revenues were $639,985 in 2007 and $654,179 in 2006. These deductions are discussed in the Notes to Consolidated Financial Statements - Note 6 - “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales decreased to 45.4% in 2007 compared to 47.4% in 2006, primarily due to a decrease in wholesaler acquisition costs in 2006, less price competition for new products, higher sales of Megace® ES, lower non-expiry returns, and higher royalties and co-promotion fees in 2007, which are not impacted by deductions, tempered by pricing pressure for certain existing products. The top selling products that did not have sales in the prior year were metoprolol succinate ER (50mg, 100mg and 200mg), propranolol HCl ER and ranitidine HCl syrup.

Total revenues for the year ended December 31, 2006 were $725,168, increasing $292,912, or 67.8%, from total revenues of $432,256 for the year ended December 31, 2005. Revenues for generic products for the year ended December 31, 2006 were $675,938, increasing $258,554, or 61.9% from revenues from generic products of $417,384 for the year ended December 31, 2005, due primarily to the introduction of new products. Among the top-selling products in 2006 that did not have sales in 2005 were fluticasone (net sales of $235,454), and various amoxicillin products (net sales of $59,257), introduced in the first quarter of 2006. Among the top-selling products in 2006 that were introduced in the fourth quarter of 2005 were cabergoline (net sales of $34,824), which increased by $32,477, and cefprozil (net sales of $11,879), which increased by $11,316. Partially offsetting these increases were lower sales in 2006 of certain existing products, including tramadol HCl and acetaminophen tablets (net sales of $26,524), which decreased by $41,293, and paroxetine (net sales of $11,034), which decreased by $26,415 from 2005. Increased competition adversely affected both the volume and pricing on the above existing products. Product revenues in the year ended December 31, 2005 also included a $6,000 payment from a business partner to compensate the Company for lost revenues on a terminated product manufacturing and supply agreement. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 66% of the Company’s total revenues in 2006 and approximately 50% of the Company’s total revenues in 2005. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales. Revenues for the Company’s brand segment were $49,230 for the year ended December 31, 2006, increasing $34,358, or 231.0%, from Brand revenues of $14,872 for the year ended December 31, 2005. The increase in 2006 is driven by the third quarter 2005 launch of Megace® ES.

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

The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectibility is reasonably assured. This is generally at the time that products are received by the customers. Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales allowances that reduce accounts receivable or increase other liabilities.

Gross Margin

The Company’s gross margin of $268,519 (34.9% of total revenues) in the year ended December 31, 2007 increased $50,571 from $217,948 (30.1% of total revenues) in the year ended December 31, 2006. Generic product gross margins of $204,130 (29.8% of generic revenues) in the year ended December 31, 2007 increased $20,587 from $183,543 (27.2% of generic revenues) in 2006 primarily due to the introduction of new product launches including propranolol HCl ER and metoprolol succinate ER, royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter of 2006, and lower inventory write-offs ($6,155). The branded products gross margin of $64,389 (76.0% of branded revenues) for the year ended December 31, 2007 increased by $29,984 from $34,405 (69.9% of branded revenues) for the year ended December 31, 2006 due to higher sales of Megace® ES and co-promotion fees for selling Androgel®, which was commenced in the fourth quarter of 2006. The rate of gross margin as a percentage of net product sales in 2007 reflects the launch of higher margin propranolol HC1 ER, lower inventory write-offs of finished product, lower sales of lower margin existing products including fluticasone and lovastatin, increased sales of higher margin Megace® ES, the co-promotion fee for Androgel®, and royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter 2006, tempered by the launch of lower margin metoprolol succinate ER.

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

Operating Expenses

 Stock Option Tender Offer

In November 2007, the Company issued a tender offer to repurchase certain eligible stock options in exchange for a one-time cash payment in the range of $3.08 to $5.96 per option. Eligible options were certain unvested stock options with exercise prices in excess of $33.61 per share. The tender offer was completed in December 2007 with approximately 181 stock options cash settled and resulted in $4,615 of additional share-based compensation expense in the fourth quarter of 2007, that otherwise would have been recognized ratably in 2008 and 2009, of which $3,323, $923, and $369 was charged to selling, general and administrative expense, research and development expense, and costs of goods sold, respectively.

 Research and Development

The Company’s research and development expenses of $77,659 (10.1 % of total revenues) for the year ended December 31, 2007 increased $15,217 or 24.4% from $62,442 (8.6% of total revenues) from the year ended December 31, 2006. The increase was primarily attributable to costs incurred in support of the Company’s strategy to expand its brand segment, principally the in-license of three compounds in late-stage development. In June 2007, the Company executed an exclusive licensing agreement with Immtech for the U.S. commercial rights to parfuramidine maleate for the treatment of pneumocystis pneumonia in AIDS patients. The Company paid Immtech $3,000 upon the execution of this agreement. As discussed above the parfuramidine program was discontinued in February 2008. In July 2007, the Company acquired the U.S. commercialization rights from BioAlliance Pharma (“BioAlliance”) to Loramyc (micronazole Lauriad®), an innovative antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer. The Company paid BioAlliance $15,000 upon the execution of the agreement. In August 2007, the Company acquired the North American commercial rights from Hana Biosciences, Inc. (“Hana”) to ZensanaTM (ondansetron HCl) oral spray, which is used to prevent nausea and vomiting after chemotherapy, radiation and surgery. Under the terms of this agreement, the Company made a $5,000 equity investment in Hana at a contractually agreed premium to the prevailing market price. Of this amount, $1,150, representing the premium paid, was charged to research and development expense in 2007. In addition to these up-front costs, the Company incurred an additional $1,121 in outside development costs related to these products. These increases were tempered by $4,143 relating to the 2006 termination of the Megace ES clinical development program for oncology, and $1,585 relating to the first quarter 2007 termination of Par 101.

In support of its generic segment, the Company entered into an agreement with IntelliPharmaCeutics Ltd (“IPC”), a privately held corporation, in August 2007, to develop and market four controlled release generic drug products. Under the terms of this agreement, the Company made a $5,000 private placement equity investment, of which $2,500 was charged to research and development expense in 2007, based on the estimated fair value of the investment in IPC. In addition, on-going development and material costs associated with the generic portfolio increased $2,217.

The net increases referenced above were partially offset by an overall reduction in personnel cost of $4,041, principally the result of the restructuring of the R&D organization which occurred during the first half of 2007, tempered by costs associated with the fourth quarter 2007 stock option tender offer detailed above.

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

As a result of its product development program, the Company or its strategic partners currently have approximately 45 ANDAs pending with the FDA. No assurances can be given that the Company or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Although there can be no such assurance, research and development expenses for 2008, including payments to be made to unaffiliated companies, and expected milestone payments under currently executed brand licensing arrangements (refer to Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and Note 22 – “Subsequent Events”) are expected to decrease by approximately 20% to 25% from 2007.

Selling, General and Administrative

Total selling, general and administrative expenses of $138,217 (18.0% of total revenues) for the year ended December 31, 2007 decreased $10,271 or 6.9% from $148,488 (20.5% of total revenues) for the year ended December 31, 2006. The decrease in 2007 was primarily due to the non-recurrence of the second quarter 2006 write-off of approximately $10,000 in bad debts for invalid customer deductions that the Company determined would not be pursued for collection, lower severance costs associated with executive officers of $11,052, partially offset by the expansion of the finance and accounting functions, higher other compensation related costs, including the fourth quarter 2007 stock option tender offer (detailed above), and increased professional costs related to the Company’s restatement of prior periods.

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

Although there can be no such assurance, selling, general and administrative expenses in 2008 are expected to decrease by approximately 2% to 4% from 2007 expenses.

Intangible Asset Impairment

In July 2004, the Company entered into a license agreement with NovaDel Pharma Inc. (“NovaDel”) whereby the Company has the exclusive rights to market, sell and distribute NovaDel’s nitroglycerin lingual spray, NitroMistTM, in the United States and Canada. In November 2006, the FDA approved the nitroglycerin lingual spray and the Company paid NovaDel a $1,000 milestone payment, which was capitalized. The Company continued to evaluate the potential market for this product and determined that based upon competitive factors, it would not yield sufficient profits and that the product no longer fit the Company’s long-term strategy. This product was never launched by the Company. As a result, the Company recorded an impairment charge of approximately $1,100 in 2006. In the third quarter of 2005, the Company recorded an impairment charge related to two intangible assets totaling $6,999. Both assets related to the generic drug latanoprost. The Company had been in litigation relating to patent infringement due to its filing of an ANDA for latanoprost. During the third quarter of 2005, the Company was informed that it had received an unfavorable ruling in the lawsuit. As a result of these facts, the Company determined that these intangibles were fully impaired at that time.

Settlements, net

Settlements, net of $945 during 2007 is comprised of a $367 gain related to the settlement of a class action law suit against a former supplier of raw materials that was found guilty of anti-competitive activities; a $378 gain relating to the termination of a product development manufacturing and supply agreement entered into in 2003 between the Company and Perrigo Pharmaceuticals; and a $200 gain relating to the termination of a development, manufacture and marketing agreement entered into in 1999 between the Company and Resolution Chemicals.

The loss of $1,250 for the year ended December 31, 2006, relates to the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies. The Company recorded approximately $1,502 of expenses in the second quarter of 2006 as a result of the settlement, of which $1,250 was recorded in settlements, net. The remaining $252 was recorded in research and development expenses.

Gain on Sales of Product Rights

In May 2005, the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridum difficle-associated diarrhea. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Optimer, and recorded a corresponding gain on the sale of product rights.

In September 2006 the Company sold the Company’s rights associated with ribavirin products, including certain assets and the assumption of certain liabilities, to Three Rivers Pharmaceuticals LLC for $6,604. The Company recorded a gain of $3,054 in 2006 relating to this agreement.

Other Income / (Expense), net

Other income (expense), net was ($56), $126, and ($831), respectively, for 2007, 2006 and 2005, respectively. In 2005, the other expense was primarily realized losses on the sale of short-term investments.

Loss on marketable securities, net

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for $6,836 and recognized a pre-tax gain of $1,398 for the three month period ended March 31, 2007. The Company held 1.3 million shares of Optimer common stock as of September 29, 2007. During the fourth quarter of 2007, the Company sold its remaining investment in Optimer common stock for approximately $9,621 and recognized a corresponding pre-tax gain of $3,059. These realized gains of $4,457 were more than offset by a $6,040 realized investment loss relating to the complete loss of an investment recognized in the second quarter of 2007 that the Company held, as a limited partner, in a fund that invested in various floating rate structured finance securities.

In November 2006, Abrika agreed to be purchased by a wholly owned subsidiary of the Actavis group. Based on the terms of the merger agreement, the Company received approximately $4,589 for its equity stake in Abrika in 2007. The Company wrote down its investment in Abrika by $3,773 in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that the investment was impaired. This loss is partially offset by a gain in the fourth quarter of 2006 on the sale of Advancis Pharmaceutical Corporation (“Advancis”) common stock in the amount of $3,190.

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

Equity in Loss of Joint Venture

Equity loss from joint venture was $387, $663 and $534 for the years ended December 31, 2007, 2006 and 2005, respectively. The amounts represent the Company’s share of loss in the joint venture created with Rhodes Technology (“Rhodes”) which primarily relates to research and development costs incurred by the joint venture to develop ANDAs.

Interest Income

Interest income was $13,673, $8,974 and $5,343 for the years ended December 31, 2007, 2006 and 2005, respectively, and principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

Interest expense was $6,803, $6,781, and $6,793 for the years ended December 31, 2007, 2006 and 2005, respectively, and principally includes interest payable on the Company’s convertible notes.

Income Taxes

The Company recorded a provision (benefit) for income taxes of $27,322, $2,054, and ($5,726) for the years ended December 31, 2007, 2006 and 2005, respectively. The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements - Note 16 - “Income Taxes”). The Company’s effective tax rates for years ended 2007, 2006 and 2005 were 35%, 23% and (94%) respectively. In 2006, the tax rate was impacted by income amounts taxable in different state jurisdictions and other permanent items. In 2005, the Company reduced its tax reserves and recorded a credit to tax expense of $7,218 due to the closing of statutory periods related to net operating loss carry forwards and tax credits, which was partially offset by the tax provision on the current period income of $1,492.

Discontinued Operations

In January 2006, the Company announced the divestiture of FineTech, effective as of December 31, 2005. As a result, this business is being reported as a discontinued operation for all periods presented. The Company transferred the business for no consideration to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board. The Company had pre-tax loss from discontinued operations for the year ended December 31, 2005 of $4,957. For the year ended December 31, 2005, the Company recorded a pre-tax loss on the divestiture of $38,018 due primarily to the write-off of goodwill and intangibles, the impairment of fixed assets, severance payments and the acceleration of restricted stock and stock options.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $200,132 at December 31, 2007 increased $79,141 from $120,991 at December 31, 2006. Cash provided by operations was $100,783 for the year ended December 31, 2007 driven by net income from continuing operations of $51,110 (inclusive of a non-recurring gain of $20,000, pre-tax, related to sale of marketing / product rights of PAR 101 to Optimer) and adjusted primarily for depreciation and amortization of $25,625 and share-based compensation of $23,503. The decrease in net accounts receivable of $34,861 is driven primarily by cash collections and lower fourth quarter net sales when compared to the same period in 2006, tempered by lower overall accounts receivable reserves. The decrease in accounts receivable reserves is driven mainly by net improvements in the Company's lag for processing customer credits, as well as lower trade inventory for future chargebacks and the improvements in the gross to net rate discussed previously. Inventories declined $21,435 driven by improved inventory turns for purchased finished goods, the sell-out of launch quantities on hand at the end of 2006 including for metoprolol succinate ER and propranolol HCl ER and inventory related to products terminated during 2007, and increased material usage of megestrol raw materials from higher sales. The factors that increased operating cash flows in the year ended December 31, 2007 were partially offset by a decrease in payables due to distribution agreement partners of $53,106 due to payments to partners as well as lower sales of distributed products, $19,150 payments related to the in-license of three compounds in late stage development in support of Strativa, and a decrease in income taxes payable mainly due to the payment of 2006 taxes in 2007. Cash flows provided by investing activities of $16,024 were driven by proceeds of $16,457 from the sale of Optimer common stock, $12,000 from Abrika related to the repayment of an advance and the redemption of a promissory note and $4,588 relating to the sale of the Company’s remaining stake in Abrika, tempered by capital investments of $8,585 and equity investments in Hana and IPC, worth $6,350. Cash used in financing activities of $37,666 was primarily due to the purchase of treasury stock of $33,217 and the repayment of short-term debt related to financed insurance premiums of $4,391.

The Company’s working capital, current assets minus current liabilities, of $210,514 at December 31, 2007 increased $105,305 from $105,209 at December 31, 2006. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.67x at December 31, 2007 compared to 1.25x at December 31, 2006. The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75,000 of the Company’s common stock, inclusive of the $17,800 remaining from the April 2004 authorization. The Company repurchased 1,643 shares of its common stock for approximately $31,400 pursuant to the expanded program in the fourth quarter of 2007. The authorized amount remaining for stock repurchases under the repurchase program was $43,600, as of December 31, 2007.

In addition to its cash and cash equivalents, the Company had $85,375 of available for sale debt securities classified as current assets on the consolidated balance sheet as of December 31, 2007. These available for sale debt securities were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its generic research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

As of December 31, 2007, the Company had payables due to distribution agreement partners of $36,479 related primarily to amounts due under profit sharing agreements, particularly including an amount owed to Pentech with respect to paroxetine. The Company paid substantially all of these amounts, with the exception of the payable due to Pentech, which is being disputed in current litigation with Pentech, out of its working capital during the first two months of 2008. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share. The decrease in payables due to distribution agreement partners from December 31, 2006 can be primarily attributed to lower payables associated with fluticasone and amoxicillin.

The dollar values of the Company’s material contractual obligations and commercial commitments as of December 31, 2007 were as follows, in thousands:

		Amounts Due by Period
Obligation	Total Monetary Obligations	2008	2009 to 2010	2011 to 2012	2013 and thereafter
Operating leases	$19,387	$5,572	$9,751	$3,144	$920
Convertible notes*	200,000	200,000	-	-	-
Interest payments**	15,813	5,750	10,063	-	-
Purchase obligations***	75,034	75,034	-	-	-
Long-term tax liability****	30,975	-	-	-	30,975
Other	1,984	1,984	-	-	-
Total obligations	$343,193	$288,340	$19,814	$3,144	$31,895

* The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased. See “Legal Proceedings” in Note 17 to Consolidated Financial Statements, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability as of December 31, 2007 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.

** Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010. A portion of these amounts would not be payable if the Notes are earlier converted, accelerated or repurchased.

*** Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

**** The cumulative effect of applying the provisions of FIN 48 resulted in a reclassification of $26.7 million of certain tax liabilities from current to non-current as of January 1, 2007. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. The total amount of unrecognized tax benefits as of January 1, 2007 was $21.8 million, excluding interest and penalties, and increased to $24.1 million, excluding interest and penalties, as of December 31, 2007 based on evaluation of tax positions. As of January 1, 2007, the Company had accrued $4.9 million of interest and penalties related to uncertain tax positions. As of December 31, 2007, $6.9 million of interest and penalties related to uncertain tax positions is included in other long-term liabilities in the Company’s consolidated balance sheet. We do not expect to make a significant tax payment related to these other long-term liabilities within the next year, however, the Company cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, the Company included the related long-term liability in the “2013 and thereafter” column.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table above presented as of December 31, 2007. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies was approximately $34,000 as of December 31, 2007, excluding the potential milestones of $29,000 related to the Immtech licensing agreement due to the termination of the parfuramidine program detailed above. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams. The agreements that contain such commitments that the Company believes are material are described in Notes to Consolidated Financial Statements - Note 11 - “Research and Development Agreements” elsewhere in this Form 10-K and in “Subsequent Events” below.

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

Financing

At December 31, 2007, the Company’s total outstanding short and long-term debt, including the current portion, was $200,000. The amount consisted solely of senior subordinated convertible notes. In 2003, the Company sold an aggregate principal amount of $200,000 of senior subordinated convertible notes pursuant to Rule 144A under the Securities Act.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The Notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the Notes converted. The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the Notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has initiated a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s consolidated balance sheet as of December 31, 2007. Refer to Item 3 – Legal Proceedings and Notes to Consolidated Financial Statements – Note 17 – “Commitments, Contingencies and Other Matters” elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Subsequent Events

On January 14, 2008, the Company entered into an exclusive license agreement with Alfacell.  Under the agreement, the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  ONCONASE® is currently in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  In exchange for the U.S. commercialization rights, the Company made an initial payment to Alfacell of $5 million and will make a subsequent payment of up to $30 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If ONCONASE® receives FDA approval, the Company will commercialize the product in the United States and pay Alfacell royalties on net sales of the product. Alfacell will also be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for ONCONASE®.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of ONCONASE® to the Company.

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

The following table summarizes the activity for the years ended December 31, 2007, 2006 and 2005 in the accounts affected by the estimated provisions described below, in thousands:

	For the year ended December 31, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(51,891)	$(345,526)	$- (1)	$351,411	$(46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075	216,729	(42,859)
Returns	(42,905)	(29,312)	(220)	25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211	73,221	(16,158)
Total	$(198,722)	$(622,165)	$2,066	$666,696	$(152,125)

Accrued liabilities (2)	$(10,412)	$(17,567)	$(2,319)	$13,483	$(16,815)

	For the year ended December 31, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance (3)
Chargebacks	$(102,256)	$(339,711)	$- (1)	$390,076	$(51,891)
Rebates and incentive programs	(50,991)	(201,993)	-	167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)	34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	-	46,029	(18,038)
Total	$(201,473)	$(627,047)	$(7,686)	$637,484	$(198,722)

Accrued liabilities (2)	$(9,040)	$(19,528)	$82	$18,074	$(10,412)

	For the year ended December 31, 2005
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	$(91,986)	$(486,113)	$- (1)	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727)	1,489	151,965	(50,991)
Returns	(61,986)	(24,010)	(5,568)	58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	-	58,582	(15,333)
Total	$(216,977)	$(725,478)	$(4,079)	$745,061	$(201,473)

Accrued liabilities (2)	$(8,755)	$(22,847)	$-	$22,562	$(9,040)

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

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 61% and 50% of the Company’s net product sales were derived from the wholesale distribution channel for the years ended December 31, 2007 and 2006, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under the Medicaid program. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount the Company considers historical payment rates; processing lag for outstanding claims and payments and levels of inventory in the distribution channel. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) the Company generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. Additionally the Company considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Goodwill and Intangible Assets
The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

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

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As of December 31, 2007, the Company determined through its estimates that no impairment of goodwill or intangible assets existed. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

As discussed in Notes to Consolidated Financial Statements – Note 9 – “Intangible Assets,” the Company impaired intangible assets of $1,100 in 2006. As a result of the acquisition of Kali in 2004, the Company had amounts recorded as goodwill of $63,729 at December 31, 2007 and December 31, 2006. In addition, intangible assets with definite lives, net of accumulated amortization, totaled $36,059 and $47,880, respectively, at December 31, 2007 and 2006.

Recent Accounting Pronouncements that may have a material impact on future consolidated financial statements
In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The key elements of EITF 07-1 relate to: (a) the scope of the issue; (b) the income statement presentation of transactions with third parties; (c) the income statement presentation of payments between parties to the collaborative arrangement; (d) the disclosures about collaborative arrangements that should be required in the financial statements of the parties to the collaborative arrangements; and (e) the transition method. A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement. Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable. EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified. EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so. The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilized the impracticability exception. The Company is currently evaluating the potential impact of adopting EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will be required to record and disclose business combinations following existing GAAP until January 1, 2009.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities

  The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies. The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency securities and auction rate securities. These instruments are classified as available for sale securities for financial reporting purposes. A 10% increase in interest rates would cause the fair value of the Company’s investments in available for sale debt securities to decline by approximately $0.5 million. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, and generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values. For cash, cash equivalents and available for sale debt securities, a 10 percent decrease in interest rates would decrease interest income by approximately $1.3 million. The Company does not have any financial obligations exposed to variability in interest rates.

The following table summarizes the available for sale securities that subject the Company to market risk as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Securities issued by government agencies	$46,201	$65,897
Debt securities issued by various state and local municipalities and agencies	24,223	13,755
Other debt securities	13,991	15,870
Marketable equity securities available for sale	2,650	-
Auction rate securities	5,000	4,250
Total	$92,065	$99,772

Marketable equity securities available for sale

     In addition to the investments described above, the Company is also subject to market risk in respect to its investment in Hana. In August 2007, the Company made an equity investment in Hana for $5.0 million at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007. The Company has classified its investment in Hana as a noncurrent asset on its consolidated balance sheet as of December 31, 2007 due to its contractual obligations with Hana and its ability and intent to hold the investment for a reasonable period of time (not anticipated to be less than 12 months) sufficient for a recovery of fair value up to (or beyond) the cost of the investment. The Company recorded an unrealized loss of $1.2 million for the year ended December 31, 2007, which was included in other comprehensive income to reflect the estimated fair value of its investment in Hana. A 10% adverse change in the market price of Hana common stock would impact the fair value of the investment by approximately $0.2 million.

ITEM 8. Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During 2007, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for 2007 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

The Company evaluated its disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on this evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to the restatement of the consolidated financial statements for the years ended December 31, 2006 and 2005 to record the proper income tax benefits from discontinued operations. See Note 1 –“Restatement of Previously Issued Financial Statements.”

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company assessed the effectiveness of its internal controls over financial reporting as of December 31, 2007. The Company based the evaluation on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2007 due to the restatement of the consolidated financial statements for the years ended December 31, 2006 and 2005 to properly determine the income tax benefits from discontinued operations and related interest expense, as a result of a material weakness that existed at that time. The Company lacked a formal process to identify, analyze and communicate non-routine tax matters and lacked sufficient oversight by management for non-routine tax matters.

The Company has taken the following steps to remediate the weakness mentioned above: 1) replaced members of senior management and managers responsible for the oversight of income tax matters, 2) formalized a policy and procedure for the communication and review of non-routine tax matters by senior management, and 3) as appropriate the Company will engage external tax advisors for advice with respect to non-routine tax matters.

Remediation of Prior Year Material Weaknesses

As of the date of the filing of our prior year Annual Report on form 10-K, the Company did not maintain effective controls over accounting for certain non-routine transactions related to the completeness, valuation and presentation of certain stock option compensation transactions, financial statement classification of certain non-routine transactions, and initially accounting for certain subsequent events in the proper financial reporting period. The Company’s sales cutoff procedures did not take into consideration all appropriate assumptions and inputs. The level of interdepartmental communication for the approval of granting price adjustments to customers was not adequate. The Company’s process for accruing rebate reserves inadvertently reserved a rebate for a specific customer that had previously been processed. The Company did not maintain effective spreadsheet controls for certain components of the calculation of rebate reserves and accrued expenses.

The following measures have been taken to address the weaknesses mentioned above:

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the material weaknesses above, no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2007, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

In accordance with New York Stock Exchange rules, the Company filed our CEO’s annual certification on October 19, 2007 and an interim certification on November 9, 2007, and that as of the dates of the certifications, he was unaware of any violation by the Company of the corporate listing standards of the New York Stock Exchange.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

 The Company hereby incorporates by reference the information set forth under the caption "Election of Directors" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2008 Annual Meeting of Stockholders scheduled to be held on May 20, 2008.

ITEM 11. Executive Compensation

The Company hereby incorporates by reference the information set forth under the caption "Executive Compensation" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2008 Annual Meeting of Stockholders scheduled to be held on May 20, 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The Company hereby incorporates by reference the information set forth under the caption "Security Ownership" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2008 Annual Meeting of Stockholders scheduled to be held on May 20, 2008.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

 The Company hereby incorporates by reference the information set forth under the caption "Certain Relationships and Related Transactions" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2008 Annual Meeting of Stockholders scheduled to be held on May 20, 2008.

ITEM 14. Principal Accountant Fees and Services

The Company hereby incorporates by reference the information set forth under the caption "Independent Auditors" from its definitive proxy statement to be delivered to stockholders of the Company in connection with its 2008 Annual Meeting of Stockholders scheduled to be held on May 20, 2008.

PART IV

ITEM 15. (a) (1) FINANCIAL STATEMENTS

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15. (a) (3) EXHIBITS

3.1	Agreement and Plan of Merger, dated as of May 12, 2003 – previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2	Certificate of Incorporation of the Company, dated May 9, 2003 – previously filed as an exhibit to the Company’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.3
Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 27, 2004 – previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on October 27, 2004 – previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.5	By-Laws of the Company, as last amended on November 20, 2007 – previously filed as an exhibit to the Company’s Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference.

4.1
Rights Agreement, dated as of October 27, 2004, by and between the Company and American Stock Transfer & Trust Company – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.1	1989 Employee Stock Purchase Program of the Company, as amended and restated effective January 1, 2008 (attached herewith). ***

10.2	1990 Stock Incentive Plan of the Company, as amended – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference. ***

10.3
Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference. ***

10.3.1
Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed on September 6, 2007 with the Company’s Proxy Statement dated September 12, 2007 and incorporated herein by reference. ***

10.3.2	Terms of Stock Option Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan (attached herewith). ***

10.3.3	Terms of Restricted Unit Award Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan (attached herewith). ***

10.4	2000 Performance Equity Plan – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference. ***

10.5
2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference. ***

10.6
2004 Performance Equity Plan, as amended and restated as of May 24, 2005 – previously filed on April 14, 2005 with the Company’s Proxy Statement dated April 15, 2005 and incorporated herein by reference.***

10.6.1	Terms of Stock Option Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.6.2	Terms of Restricted Stock Award Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.6.3	Terms of Restricted Unit Award Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.6.4	Terms of Performance Share Award Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.7	Annual Executive Incentive Plan, effective January 1, 2004 – previously filed on April 13, 2004 with the Company’s Proxy Statement dated April 13, 2004 and incorporated herein by reference. ***

10.8
Form of Retirement Savings Plan of Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.8.1
Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated July 26, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.8.2
Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated November 1, 1984 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.8.3
Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated September 30, 1985 – previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.9.1
Employment Agreement, dated as of August 9, 2007, by and between Par Pharmaceutical, Inc. and the Company and Patrick LePore – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference. ***

10.9.2
Employment Agreement, dated as of June 20, 2007, by and between Par Pharmaceutical, Inc. and Gerard Martino – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.***

10.9.3
Employment Agreement, dated as of September 15, 2005, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 21, 2005, and incorporated herein by reference. ***

10.9.4
Employment Agreement, dated as of June 29, 2007, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.***

10.9.5
Employment Agreement, dated as of March 27, 2007, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.***

10.9.6
Employment Agreement, dated as of January 6, 2006, by and between the Company and John MacPhee – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 12, 2006, and incorporated herein by reference.***

10.9.7
Separation and Release Agreement by and between Par Pharmaceutical, Inc. and the Company and Scott Tarriff – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.*/***

10.9.8
Separation Agreement, dated as of November 10, 2006, by and between the Company and Michael Graves – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.9
Separation Agreement, dated as of November 2, 2006, by and between the Company and Shankar Hariharan – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference. ***

10.9.10
Separation Agreement, dated as of October 30, 2006, by and between Par Pharmaceutical, Inc. and the Company and Mark Auerbach – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.11
Separation and Release Agreement by and between the Company and Dennis O’Connor – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.***

10.10
Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.11
Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.12
Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.12.1
Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.12.2
Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.13
Distribution Agreement, dated March 25, 1998, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.14
Letter Agreement, dated as of January 21, 1999, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.15
Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.16
License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.17
License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.18
Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.18.1
First Amendment dated as of November 12, 2002, to the Supply and Marketing Agreement dated November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.19
11 Product Development Agreement, effective April 2002, between the Company and Genpharm, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.19.1	Settlement Agreement and Release of Claims between the Company and Genpharm, Inc. dated as of August 14, 2006 (attached herewith). *

10.20
Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.20.1
Amendment No. 1 to the Patent and Know How License Agreement, dated May 24, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.21
Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.22
License and Distribution Agreement, dated July 3, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference. *

10.22.1
First Amendment to License and Distribution Agreement, dated October 18, 2002, between Par Pharmaceutical, Inc. and Three Rivers Pharmaceuticals, LLC. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

10.23
Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.24
Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.25
Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.26
License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.27
Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.28
Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.29
Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.29.1
First Amendment dated December 14, 2004 to the Development and Commercialization Agreement dated May 28, 2004, by and between the Company and Advancis Pharmaceutical Corporation - previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.30
License Agreement, dated as of July 2, 2007, between BioAlliance Pharma SA and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference. *

10.31	License Agreement dated January 14, 2008 between the Company and Alfacell Corporation (attached herewith). *

10.32
Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands dated as of March 1, 2002 – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.33
Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand dated as of March 1, 2002 – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.34
SVC Pharma LP Limited Partnership Agreement, dated April 2002, among Par SVC, LLC, SVC Pharma Inc., UDF LP and the other parties named therein – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.35
Stock Purchase and Shareholders Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc., Nortec Holding LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.36
Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.36.1
First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among the Company, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.37
Securities Purchase Agreement, dated as of November 18, 2004, by and between the Company and Abrika, LLLP – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.

10.37.1	Termination of Investors Rights Agreement between Abrika, LLLP, ACFP LLLP and the Company dated as of January 22, 2007 (attached herewith).

10.38
Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.39
Series C Preferred Stock Purchase Agreement, dated May 2, 2005, by and between the Company and Optimer Pharmaceuticals, Inc. – previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.

10.40
Share Transfer Agreement, dated as of January 20, 2006 and effective December 31, 2005, by and between the Company and Dr. Arie Gutman – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.41.1
Purchase Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 – previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.41.2
Indenture between the Company and American Stock Transfer & Trust Company, dated September 30, 2003 – previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.41.3
First Supplemental Indenture between the Company and American Stock Transfer & Trust Company, dated March 31, 2006 – previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 31, 2006, and incorporated herein by reference.

10.41.4
Registration Rights Agreement between the Company, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

21	List of subsidiaries of the Company (attached herewith).

31.1	Certification of Principal Executive Officer (attached herewith).

31.2	Certification of Principal Financial Officer (attached herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

*	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

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

Dated: February 29, 2008	PAR PHARMACEUTICAL COMPANIES, INC.
(Company)

/s/ Patrick G. LePore
Patrick G. LePore
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Smith	Lead Director	February 29, 2008
Joseph E. Smith

/s/ Patrick G. LePore	President, Chief Executive Officer and	February 29, 2008
Patrick G. LePore	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Gerard A. Martino	Executive Vice President and Chief Operating Officer	February 29, 2008
Gerard A. Martino

/s/ Veronica A. Lubatkin	Executive Vice President and Chief Financial Officer	February 29, 2008
Veronica A. Lubatkin	(Principal Accounting and Financial Officer)

/s/ Peter S. Knight	Director	February 29, 2008
Peter S. Knight

/s/ Ronald M. Nordmann	Director	February 29, 2008
Ronald M. Nordmann

/s/ L. William Seidman	Director	February 29, 2008
L. William Seidman

/s/ John D. Abernathy	Director	February 29, 2008
John D. Abernathy

/s/ Dr. Melvin Sharoky	Director	February 29, 2008
Dr. Melvin Sharoky

PAR PHARMACEUTICAL COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT OF THE
COMPANY ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the internal control over financial reporting of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on the internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not maintain effective internal controls over financial reporting as of December 31, 2007 due to the restatement of the consolidated financial statements for the years ended December 31, 2006 and 2005 to properly determine the income tax benefits from discontinued operations and related interest expense, as a result of a material weakness that existed at that time. The Company lacked a formal process to identify, analyze and communicate non-routine tax matters and lacked sufficient oversight by management for non-routine tax matters.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the restatement and the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements as of December 31, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 have been restated.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, February 29, 2008 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, NJ
February 29, 2008

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In Thousands, Except Share Data)

	December 31,	December 31,
	2007	2006
		(Restated see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200,132	$120,991
Available for sale debt and marketable equity securities	85,375	92,120
Accounts receivable, net	64,182	99,043
Inventories	84,887	106,322
Prepaid expenses and other current assets	14,294	15,833
Deferred income tax assets	56,921	72,105
Income taxes receivable	17,516	12,422
Total current assets	523,307	518,836

Property, plant and equipment, at cost less accumulated depreciation and amortization	82,650	89,155
Available for sale debt and marketable equity securities	6,690	7,652
Investment in joint venture	6,314	5,292
Other investments	2,500	16,588
Intangible assets, net	36,059	47,880
Goodwill	63,729	63,729
Deferred financing costs and other assets	2,544	16,000
Non-current deferred income tax assets, net	57,730	49,545
Total assets	$781,523	$814,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current portion of long-term debt	$200,000	$204,469
Accounts payable	32,200	48,297
Payables due to distribution agreement partners	36,479	89,585
Accrued salaries and employee benefits	16,596	15,510
Accrued expenses and other current liabilities	27,518	18,833
Income taxes payable	-	36,933
Total current liabilities	312,793	413,627

Long-term debt, less current portion	-	-
Other long-term liabilities	30,975	-

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 36,460,461 and 35,901,276 shares	364	359
Additional paid-in-capital	274,963	254,013
Retained earnings	230,195	180,297
Accumulated other comprehensive loss	(1,362)	(431)
Treasury stock, at cost 2,604,977 and 889,245 shares	(66,405)	(33,188)
Total stockholders’ equity	437,755	401,050
Total liabilities and stockholders’ equity	$781,523	$814,677

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands, Except Per Share Amounts)

	2007	2006	2005

Revenues:
Net product sales	$739,020	$705,378	$412,126
Other product related revenues	30,646	19,790	20,130
Total revenues	769,666	725,168	432,256
Cost of goods sold	501,147	507,220	277,554
Gross margin	268,519	217,948	154,702
Operating expenses:
Research and development	77,659	62,442	62,497
Selling, general and administrative	138,217	148,488	92,309
Intangible assets impairment	-	1,100	6,999
Settlements, net	(945)	1,250	-
Total operating expenses	214,931	213,280	161,805
Gain on sale of product rights	20,000	3,054	-

Operating income (loss)	73,588	7,722	(7,103)

Other (expense) income, net	(56)	126	(831)
Equity in loss of joint venture	(387)	(663)	(534)
Loss on marketable securities, net	(1,583)	(583)	16,013
Interest income	13,673	8,974	5,343
Interest expense	(6,803)	(6,781)	(6,793)
Income from continuing operations before provision (benefit) for income taxes	78,432	8,795	6,095
Provision (benefit) for income taxes	27,322	2,054	(5,726)
Income from continuing operations	51,110	6,741	11,821
Discontinued operations:
Loss from discontinued operations	-	-	(4,957)
Loss from disposal	-	-	(38,018)
Provision for income taxes (Restated see Note 1)	1,212	894	3,220
Loss from discontinued operations (Restated see Note 1)	(1,212)	(894)	(46,195)

Net income (loss) (Restated see Note 1)	$49,898	$5,847	$(34,374)

Basic earnings (loss) per share of common stock:
Income from continuing operations	$1.48	$0.20	$0.35
Loss from discontinued operations (Restated see Note 1)	(0.04)	(0.03)	(1.35)
Net income (loss) (Restated see Note 1)	$1.44	$0.17	$(1.00)

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$1.47	$0.19	$0.35
Loss from discontinued operations (Restated see Note 1)	(0.04)	(0.03)	(1.35)
Net income (loss) (Restated see Note 1)	$1.43	$0.16	$(1.00)

Weighted average number of common shares outstanding:
Basic	34,494	34,422	34,191
Diluted	34,718	34,653	34,435

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Treasury stock	Total stockholders’ equity
	Shares	Amount		(Restated, see Note 1)			(Restated, see Note 1)
Balance, December 31, 2004	34,759	$348	$192,230	$208,824	$(604)	$(32,026)	$368,772
Comprehensive loss:
Net loss	-	-	-	(34,374)	-	-	(34,374)
Defined benefit pension plan, $218 net of tax of $84	-	-	-	-	(134)	-	(134)
Unrealized loss on available for sale securities, $1,926 net of tax of $761	-	-	-	-	(1,165)	-	(1,165)
Total comprehensive loss	-	-	-	-	-	-	(35,673)
Exercise of stock options	114	1	2,203	-	-	-	2,204
Resolution of tax contingencies	-	-	16,819	-	-	-	16,819
Tax benefit from exercise of stock options	-	-	591	-	-	-	591
Employee stock purchase program	18	-	448	-	-	-	448
Purchase of treasury stock	-	-	-	-	-	(152)	(152)
Compensatory arrangements	-	-	4,791	-	-	-	4,791
Restricted stock grants	223	2	(2)	-	-	-	-
Other	-	-	323	-	-	-	323
Balance, December 31, 2005	35,114	$351	$217,403	$174,450	$(1,903)	$(32,178)	$358,123

Comprehensive income:
Net income	-	-	-	5,847	-	-	5,847
Defined benefit pension plan, $435 net of tax of $168	-	-	-	-	267	-	267
Unrealized gain on available for sale securities, $1,994 net of tax of $789	-	-	-	-	1,205	-	1,205
Total comprehensive income	-	-	-	-	-	-	7,319
Exercise of stock options	402	4	8,568	-	-	-	8,572
Tax benefit from exercise of stock options	-	-	741	-	-	-	741
Resolution of tax contingencies	-	-	2,495	-	-	-	2,495
Employee stock purchase program	15	-	392	-	-	-	392
Purchase of treasury stock	-	-	-	-	-	(1,010)	(1,010)
Compensatory arrangements	-	-	24,001	-	-	-	24,001
Restricted stock grants	471	4	(4)	-	-	-	-
Forfeiture of restricted stock	(101)	-	-	-	-	-	-
Other	-	-	417	-	-	-	417
Balance, December 31, 2006	35,901	$359	$254,013	$180,297	$(431)	$(33,188)	$401,050
Comprehensive income:
Net income	-	-	-	49,898	-	-	49,898
Unrealized loss on available for sale securities, $1,500 net of tax of $569	-	-	-	-	(931)	-	(931)
Total comprehensive income	-	-	-	-	-	-	48,967
Exercise of stock options	68	-	379	-	-	-	379
Tax benefit from exercise of stock options	-	-	501	-	-	-	501
Tax deficiency related to the expiration of stock options	-	-	(708)	-	-	-	(708)
Tax deficiency related to the vesting of restricted stock	-	-	(739)	-	-	-	(739)
Purchase of treasury stock	-	-	-	-	-	(33,217)	(33,217)
Compensatory arrangements	-	-	23,503	-	-	-	23,503
Restricted stock grants	605	6	(6)	-	-	-	-
Forfeiture of restricted stock	(132)	(1)	1	-	-	-	-
Cash settlement for certain unvested stock options	-	-	(872)	-	-	-	(872)
Tax effect on cash settlement for certain unvested options	-	-	(1,422)	-	-	-	(1,422)
Other	19	-	313	-	-	-	313
Balance, December 31, 2007	36,461	$364	$274,963	$230,195	$(1,362)	$(66,405)	$437,755

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)

	2007	2006	2005
Cash flows from operating activities:		(Restated see Note 1)	(Restated see Note 1)
Net income (loss)	$49,898	$5,847	$(34,374)
Deduct: Loss from discontinued operations, net of tax	(1,212)	(894)	(46,195)
Income from continuing operations	51,110	6,741	11,821

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,347	(3,438)	(748)
Resolution of tax contingency	-	-	(7,218)
Depreciation and amortization	25,625	22,583	15,251
Loss (gain) on marketable securities, net	1,583	549	(16,013)
Equity in loss of joint venture	387	663	534
Intangible asset impairments	-	1,100	16,177
Allowances against accounts receivable	(49,042)	(2,133)	(15,504)
Share-based compensation expense	23,503	24,001	4,791
Loss on disposal of fixed assets	638	-	-
Tax benefits on exercise of nonqualified stock options	501	741	591
Excess tax benefits on exercise of nonqualified stock options	(501)	(726)	-
Other	313	795	157

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	83,903	(34,548)	22,466
Decrease (increase) in inventories	21,435	(9,929)	(8,078)
Decrease in prepaid expenses and other assets	3,152	4,841	1,310
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,156)	(10,358)	19,142
(Decrease) increase in payables due to distribution agreement partners	(53,106)	42,648	11,873
(Decrease) increase in income taxes payable/receivable	(15,909)	17,228	(16,686)
Net cash provided by operating activities	100,783	60,758	39,866
Net cash provided by operating activities from discontinued operations	-	-	7,980

Cash flows from investing activities:
Capital expenditures	(8,585)	(18,856)	(33,801)
Purchases of intangibles	(600)	(26,135)	(13,000)
Purchases of available for sale debt securities	(279,211)	(9,673)	(51,988)
Purchases of available for sale marketable equity securities	(3,850)	-	-
Proceeds from maturity and sale of available for sale debt and marketable equity securities	299,682	18,395	95,359
Purchases of other investments	(2,500)	-	(12,000)
Proceeds from sale of other investments, advance for product rights and the redemption of a promissory note	16,588	(4,090)	31,299
Acquisition of subsidiary, net of cash acquired	-	-	98
Acquisition of subsidiary, contingent payment	(5,000)	(2,500)	(2,500)
Capital contributions to joint venture	(2,051)	(557)	(2,158)
Proceeds from sale of fixed assets	1,551	38	35
Net cash provided by (used in) investing activities	16,024	(43,378)	11,344
Net cash used in investing activities from discontinued operations	-	-	(3,145)

	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	379	8,572	2,204
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	-	392	448
Cash settlement of certain unvested stock options	(872)	-	-
Excess tax benefits on exercise of nonqualified stock options	501	726	-
Purchase of treasury stock	(33,217)	(1,010)	(152)
Borrowings related to financed insurance premium liabilities	-	7,234	5,909
Payments of short-term debt related to financed insurance premiums	(4,391)	(5,521)	(7,359)
Principal payments under long-term and other borrowings	(66)	(259)	(300)
Net cash (used in) provided by financing activities	(37,666)	10,134	750

Net increase in cash and cash equivalents	79,141	27,514	56,795
Cash and cash equivalents at beginning of year	120,991	93,477	36,682
Cash and cash equivalents at end of year	$200,132	$120,991	$93,477
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net	$36,500	$890	$4,682
Interest	$5,883	$5,862	$5,749

Non-cash transactions:
Increase (decrease) in fair value of available for sale debt and marketable equity securities	$(1,444)	$1,994	$(4,751)
Capital expenditures incurred but not yet paid	$1,394	$922	$4,564
Capital contribution to joint venture not yet paid	$590	$1,244	$-
Acquired intangibles not yet paid	$-	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(In thousands, except per share amounts or as otherwise noted)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as the “Company”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States. The Company also wholly owns Kali Laboratories, Inc. (“Kali”), a generic pharmaceutical research and development company located in Somerset, New Jersey. Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule). The Company also distributes several oral suspension products and certain products in the semi-solid form of a cream.

In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005. The Company transferred FineTech to a former officer and director of the Company for no consideration.

Note 1 – Restatement of Previously Issued Financial Statements

Balance sheet reclassification

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified a balance sheet reclassification whereby the Company had included certain discounts due to customers for which no underlying receivables exist in accounts receivable, rather than presenting such amounts in accrued expenses. Accordingly, such presentation in the accompanying consolidated financial statements has been restated to increase accounts receivable, net and accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2006 by $4.3 million. This restatement had no effect on the consolidated statements of operations nor on the overall consolidated statements of cash flows as previously reported.

Discontinued operations

In preparing its consolidated financial statements for year ended December 31, 2007, the Company identified accounting errors related to its discontinued operations reported in the Company’s 2006 and 2005 financial information contained in its Annual Report on Form 10-K for the year ended December 31, 2006 and filed on September 6, 2007. Management determined that the benefit for income taxes on discontinued operations for the year ended December 31, 2005 was overstated because the Company did not properly determine the income tax benefits from discontinued operations. This error resulted in the understatement of the Company’s net loss for 2005 by the same amount. Management also determined that the 2006 provision for income taxes from discontinued operations did not consider the impact of interest expense. As a result of these errors, the provision (benefit) for income taxes on discontinued operations, loss from discontinued operations, net income (loss), income taxes payable, other long term liabilities and certain other items included in the financial statements as of and for the year ended December 31, 2006 and 2005 have been restated.  The related impact of the restatement errors on the Company’s consolidated financial statements is detailed below.

The table below sets forth the effect of the balance sheet reclassification and discontinued operations restatement adjustments on the applicable line items within the Company’s consolidated balance sheet as of December 31, 2006:

(Amounts in thousands)	As previously reported	Restatement Adjustments	As restated
Current assets:
Accounts receivable, net	$94,784	$4,259	$99,043
Total current assets	$514,577	$4,259	$518,836
Total assets	$810,418	$4,259	$814,677

Liabilities and stockholders’ equity:
Current liabilities:
Accrued expenses and other current liabilities	$14,574	$4,259	$18,833
Income taxes payable	$16,974	$19,959	$36,933
Total current liabilities	$389,409	$24,218	$413,627
Retained earnings	$200,256	$(19,959)	$180,297
Total stockholders’ equity	$421,009	$(19,959)	$401,050
Total liabilities and stockholders’ equity	$810,418	$4,259	$814,677

The following tables set forth the effect of the discontinued operations restatement adjustments on the applicable line items within the Company’s consolidated statement of operations for the period ending December 31, 2006:

(Amounts in thousands)	As previously reported	Restatement Adjustments	As restated
Discontinued operations:
Provision for income taxes	$-	$894	$894
Loss from discontinued operations	$-	$(894)	$(894)
Net income (loss)	$6,741	$(894)	$5,847

Basic earnings (loss) per share of common stock:
Loss from discontinued operations	$-	$(0.03)	$(0.03)
Net income (loss)	$0.20	$(0.03)	$0.17

Diluted earnings (loss) per share of common stock:
Loss from discontinued operations	$-	$(0.03)	$(0.03)
Net income (loss)	$0.19	$(0.03)	$0.16

The following tables set forth the effect of the discontinued operations restatement adjustments on the applicable line items within the Company’s consolidated statement of operations for the period ending December 31, 2005:

(Amounts in thousands)	As previously reported	Restatement Adjustments	As restated
Discontinued operations:
Provision (benefit) for income taxes	$(15,845)	$19,065	$3,220
Loss from discontinued operations	$(27,130)	$(19,065)	$(46,195)
Net income (loss)	$(15,309)	$(19,065)	$(34,374)

Basic earnings (loss) per share of common stock:
Loss from discontinued operations	$(0.79)	$(0.56)	$(1.35)
Net income (loss)	$(0.44)	$(0.56)	$(1.00)

Diluted earnings (loss) per share of common stock:
Loss from discontinued operations	$(0.79)	$(0.56)	$(1.35)
Net income (loss)	$(0.44)	$(0.56)	$(1.00)

The table below sets forth the effect of the balance sheet reclassification and discontinued operations restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the period ending December 31, 2006:

(Amounts in thousands)	As previously reported	Restatement Adjustments	As restated
Net income (loss)	$6,741	$(894)	$5,847
Loss from discontinued operations, net of tax	$-	$(894)	$(894)
Allowances against accounts receivable	$2,126	$(4,259)	$(2,133)
Decrease in accounts payable, accrued expenses and other current liabilities	$(14,617)	$4,259	$(10,358)

The table below sets forth the effect of the discontinued operations restatement adjustments on the applicable line items within the Company’s consolidated statements of cash flows for the period ending December 31, 2005:

(Amounts in thousands)	As previously reported	Restatement Adjustments	As restated
Net income (loss)	$(15,309)	$(19,065)	$(34,374)
Loss from discontinued operations, net of tax	$(27,130)	$(19,065)	$(46,195)

Note 2 – Summary of Significant Accounting Policies:

Principles of Consolidation:
The consolidated financial statements include the accounts of Par Pharmaceutical Companies, Inc. and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

The FineTech divestiture is being reported as a discontinued operation in all applicable periods presented (see Note 18 - “Discontinued Operations – Related Party Transaction”).

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

 Cash and Cash Equivalents:
The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2007, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of the Company’s money market funds at December 31, 2007 were maintained with one financial institution. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions. However, it has significant amounts of cash and cash equivalents at these financial institutions that are in excess of federally insured limits. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors. The Company believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors, and their geographic dispersion and its performance of certain credit evaluation procedures (see Note 6 -“Accounts Receivable – Major Customers”).

Investments in Debt and Marketable Equity Securities:
The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale. The Company, in accordance with FASB Staff Position Nos. FAS 115-1/ 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assesses whether temporary or other-than-temporary unrealized losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors. Because the Company has determined that all of its debt and marketable equity securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Any other-than-temporary unrealized losses would be recorded in the consolidated statement of operations.

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

Impairment of Long-lived Assets:
The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. In addition, the Company regularly evaluates its other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.

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

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company determined through its evaluation that goodwill and intangible assets were recoverable at December 31, 2007. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

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

In June 2006, the FASB issued FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which is effective as of January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption on January 1, 2007, the Company analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. See Note 16, “Income Taxes”.

Pension Benefits:
The determination of the Company’s obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 17 -“Commitments, Contingencies and Other Matters” to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods. The Company believes that its assumptions are appropriate. The Company, upon the recommendation of the Audit Committee of its Board of Directors (the “Board”), determined that it was in the best interests of the Company to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service. The termination is further discussed in Note 17 -“Commitments, Contingencies and Other Matters.”

Revenue Recognition and Accounts Receivable Reserves and Allowances:
The Company recognizes revenues for product sales when title and risk of loss transfer to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectibility is reasonably assured. Included in the Company’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 6 – “Accounts Receivable”). In addition, the Company records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. The Company has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond the Company’s control. The estimates that are most critical to the Company’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:
The Company records distribution costs related to shipping product to the Company’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for 2007, 2006 and 2005 were approximately $3.0 million, $3.7 million and $2.6 million, respectively.

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

 Fair Value of Financial Instruments:
The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market values based upon the relatively short-term nature of these financial instruments. The fair value of the senior subordinated convertible notes is discussed in Note 13 – “Short-Term and Long-Term Debt.”

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:
The Company has entered into distribution agreements with several companies to develop, distribute and promote certain generic pharmaceutical products. For the year ended December 31, 2007, approximately 53% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products. The Company cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies. Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to the Company under the distribution and marketing agreements could materially adversely affect its business, condition (financial and other), prospects or results of operations.

The Company produces all of its internally manufactured products at a single manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on the Company’s business, financial position and results of operations.

Stock-Based Compensation:
As more fully discussed below in Note 3, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006.  The Company adopted the modified prospective transition method provided under SFAS No. 123R and, consequently, has not retroactively adjusted results for prior periods. Under this method, compensation expense is recorded for all non-vested options over the related vesting period beginning in the quarter of adoption based on their grant-date fair values estimated in accordance with the provisions of SFAS 123. The Company previously applied the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for employee stock-based compensation and complied with the disclosure provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”).

Segments of an Enterprise:
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting of financial information about operating segments in annual financial statements. The Company’s management considers its business to be in two reportable business segments, generic and brand pharmaceuticals.

Recent Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The key elements of EITF 07-1 relate to: (a) the scope of the issue; (b) the income statement presentation of transactions with third parties; (c) the income statement presentation of payments between parties to the collaborative arrangement; (d) the disclosures about collaborative arrangements that should be required in the financial statements of the parties to the collaborative arrangements; and (e) the transition method. A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement. Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable. EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified. EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so. The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilized the impracticability exception. The Company is currently evaluating the potential impact of adopting EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will be required to record and disclose business combinations following existing GAAP until January 1, 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51(“SFAS 160”), was issued. SFAS 160 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities. The Company does not intend to elect the “fair value option” for any of its eligible financial assets or liabilities and therefore the Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

Note 3 – Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards not vested at the date of adoption based on the grant date fair value. Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. In accordance with SFAS 123R, $0.5 million and $0.7 million of excess tax benefits for the year ended December 31, 2007 and 2006 has been classified as both an operating cash outflow and financing cash inflow, respectively.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years and stock options have a maximum term of ten years.

As of December 31, 2007, there were approximately 6.1 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

The following table illustrates the effects on net loss and net loss per share of common stock had the Company accounted for stock-based compensation in accordance with SFAS 123 for the year ended December 31, 2005:

December 31,
2005

Net loss	$(34,374)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2,546
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of related taxes	(34,862)
Pro forma net loss	$(66,690)

Net loss per share of common stock :

As reported – basic	$(1.00)
As reported – diluted	$(1.00)

Pro forma – basic	$(1.95)
Pro forma – diluted	$(1.95)

In February 2005, the Company accelerated the vesting of 820 outstanding, non-vested stock options, which represented all of its stock option grants with per share exercise prices exceeding $60. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grant, was approximately $27.9 million. This action increased pro forma compensation expense in the first quarter of 2005 by approximately $16.6 million, net of related tax effects. In September 2005, the Company accelerated the vesting of an additional 424 outstanding, non-vested stock options. The fair value of these options, using the Black-Scholes stock option pricing model and the Company’s stock option assumptions at the date of their grants, was approximately $7.3 million. This action increased pro forma compensation expense in the third quarter of 2005 by approximately $3.1 million, net of related tax effects. The Company considered a number of factors in making this decision, including the issuance and anticipated implementation of SFAS 123R.

As part of the FineTech divestiture, the Company also accelerated the vesting of 6 shares of nonvested restricted stock and approximately 139 outstanding non-vested stock options, effective December 31, 2005. The Company recorded pre-tax expense of approximately $0.2 million in loss on the sale of discontinued operations in 2005 due to the acceleration of the restricted stock. The exercise prices of 120 of the accelerated stock options were below the closing price of the Company’s common stock on December 31, 2005 and, as such, the Company recorded pre-tax expense of approximately $1.1 million in loss on sale of discontinued operations which represented the difference between the closing price of the Company’s common stock on December 31, 2005 and the exercise price. The Company also accelerated approximately 19 stock options whose exercise price was above the then closing price. The acceleration of these options increased pro forma compensation expense by approximately $0.3 million, net of related tax expense.

During 2006, the Company accelerated the vesting of 394 outstanding non-vested stock options and extended the exercise period of 783 vested shares in connection with the termination of certain executives. For the year ended December 31, 2006, the Company recorded a total of approximately $4.3 million additional compensation expense as a result of these modifications. The Company also modified 172 vested and non-vested options in connection with revised employment agreements for certain executives. The Company recorded total compensation expense of $1.1 million, of which $0.8 million was recorded for the year ended December 31, 2006. The Company recorded the remaining $0.3 million in the year ended December 31, 2007 to match the remaining vesting period of the modified options.

In November 2007, the Company announced a tender offer for certain unvested stock options granted to employees having an exercise price in excess of $33.61 per option. The tender offer was completed in December 2007 with approximately 181 stock options cash settled. The Company recognized approximately $4.6 million pre-tax compensation expense in the fourth quarter of 2007 that otherwise would have been recognized ratably in 2008 and 2009. The cash outlay of the tender offer was approximately $0.9 million on a pre-tax basis.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.6%	4.5%	3.8%
Expected life (in years)	6.2	6.2	5.0
Expected Volatility	52.5%	57.9%	58.6%
Dividend	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because only a small number of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company generally granted options with four-year graded vesting; and Outside Directors stock option grants had one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in 2007, 2006, and 2005 were $13.10, $16.95 and $18.57, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the year ended December 31, 2007:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Cost of sales	$1,137	$886
Research and development	2,842	2,217
Selling, general and administrative	10,230	12,040
Total, pre-tax	14,209	15,143
Tax benefit of share-based compensation	(5,399)	(5,906)
Total, net of tax	$8,810	$9,237

The share-based compensation expense decreased both basic and diluted earnings per share by $0.25 and $0.27 per share for the year ended December 31, 2007 and December 31, 2006, respectively.

The following is a summary of the Company’s stock option activity (shares in thousands):

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value

Balance at December 31, 2006	5,470	$36.00
Granted	592	23.41
Exercised	(68)	5.60
Forfeited	(1,468)	36.16
Balance at December 31, 2007	4,526	$34.76	5.9	$5,358
Exercisable at December 31, 2007	3,399	$37.68	4.9	$3,412
Vested and expected to vest at December 31, 2007	4,372	$34.95	5.7	$5,187

The total fair value of shares vested during the twelve-month periods ended December 31, 2007 and December 31, 2006, was $10.3 million and $9.1 million, respectively. As of December 31, 2007, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $10.5 million. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.5 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years. The related share-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.

In the year ended December 31, 2006, the Company accelerated the vesting of 129 outstanding non-vested restricted shares in connection with the termination of certain executives. The effect of these accelerations resulted in additional compensation expense of approximately $3.7 million in the year ended December 31, 2006.

The Company accelerated the vesting of 67 outstanding non-vested restricted shares in connection with the termination of certain executives and 6 outstanding non-vested restricted stock units in connection with the termination of a member of the Board of Directors in 2007. The effect of these accelerations resulted in additional compensation expense of $1.7 million in the year ended December 31, 2007.

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2007, 2006 and 2005 was as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cost of sales	$626	$342	$185
Research and development	1,565	1,348	619
Selling, general and administrative	7,102	7,107	2,155
Total, pre-tax	9,293	8,797	2,959
Tax benefit of stock-based compensation	(3,531)	(3,430)	(1,120)
Total, net of tax	$5,762	$5,367	$1,839

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	495	$32.92
Granted	541	23.71
Vested	(205)	34.58
Forfeited	(133)	27.36
Non-vested balance at December 31, 2007	698	$26.35	$16,748

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2006	245	$23.46
Granted	25	25.23
Vested	(86)	24.06
Forfeited	(11)	21.68
Non-vested balance at December 31, 2007	173	$23.53	$4,145

As of December 31, 2007, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $17.5 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.8 years. At December 31, 2007, approximately 1.6 million shares remain available for restricted stock and restricted stock unit grants.

Employee Stock Purchase Program:

 The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. As of July 5, 2006, the Program was suspended by the Company. As a result, there was no Program activity during the year ended December 31, 2007. Employees purchased 15 shares and 18 shares during the years ended December 31, 2006 and December 31, 2005, respectively. No expense was recorded for the year ended December 31, 2007 as a result of the suspension of the Program throughout this period. The Company recorded expense of $0.06 million reflecting their 15% discount from fair market value, in accordance with the terms of the Program at that time for the year ended December 31, 2006. No expense was recorded for the year ended December 31, 2005, which was prior to the adoption of 123R.

Note 4 – Available for Sale Debt and Marketable Equity Securities:

At December 31, 2007 and 2006, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their fair values on the consolidated balance sheets. The following is a summary of the amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at December 31, 2007:
				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$46,177	$24	$-	$46,201
Debt securities issued by various state and local municipalities and agencies	24,226	-	(3)	24,223
Other debt securities	15,020	-	(1,029)	13,991
Auction rate securities	5,000	-	-	5,000
Available for sale debt securities	90,423	24	(1,032)	89,415

Marketable equity securities available for sale
Hana Biosciences, Inc.	3,850	-	(1,200)	2,650

Total	$94,273	$24	$(2,232)	$92,065

Of the $1.0 million of unrealized loss on available for sale debt securities as of December 31, 2007, the majority of it has been in an unrealized loss position for greater than a year. The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1/ 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.

The Company recorded an unrealized loss of $1.2 million for the year ended December 31, 2007, which was included in other comprehensive income to reflect the estimated fair value of its investment in Hana Biosciences, Inc. (“Hana”). The Company evaluated the near-term prospects of Hana in relation to the severity and duration of the period that the investment has been in an unrealized loss position, which has been for less than three months as of December 31, 2007. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2007.

In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM Oral Spray from Hana. Refer to Note 11 – “Research and Development Agreements” for further details. The terms of the agreement included a $5.0 million investment in Hana at a contractually agreed $1.2 million premium. The Company recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana’s common stock at the date of the agreement and charged $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. The Company has classified its investment in Hana as a noncurrent asset on its consolidated balance sheet as of December 31, 2007 due to its intent to hold the investment for a period of time greater than 12 months.

The Company held an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities that experienced a rapid and severe reduction in value in the second quarter of 2007. In August 2007, the Company received notice from the fund manager that based on the liquidating procedures, there was no remaining equity for limited partners. The Company recorded a realized investment loss in 2007 of $6.0 million for the carrying value of the related investment.

Auction Rate Securities

Auction rate securities have been classified as short-term available for sale debt securities. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset. All of the Company’s auction rate securities are tax-exempt or tax-advantaged. All of the Company’s auction rate securities are tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities are insured by insurance companies. Given the current negative liquidity conditions in the global credit markets, there have been reports of failed auctions and related impairments relating to auction rate securities in late 2007 and in January and February 2008, including those auction rate securities tied to various municipalities. The Company’s auction rate securities did not experience any failed auctions.

The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2006:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$66,238	$-	$(341)	$65,897
Debt securities issued by various state and local municipalities and agencies	13,945	-	(190)	13,755
Other debt securities	16,103	211	(444)	15,870
Auction rate securities	4,250	-	-	4,250
Available for sale debt securities	$100,536	$211	$(975)	$99,772

The following is a summary of the contractual maturities of the Company’s available for sale debt securities at December 31, 2007:

		Estimated
	Cost	Fair Value
Less than one year	$40,195	$40,179
Due between 1-2 years	32,078	32,110
Due between 2-5 years	13,083	13,086
Due after 5 years	5,067	4,040
Total	$90,423	$89,415

Note 5 – Other Investments:

Balance at December 31, 2007	Carrying Value
IntelliPharmaCeutics Ltd.	$2,500
Total other investments	$2,500

Balance at December 31, 2006	Carrying Value
Abrika Pharmaceuticals, LLLP	$4,588
Optimer Pharmaceuticals, Inc.	12,000
Total other investments	$16,588

The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions. At December 31, 2007 and December 31, 2006, the Company believed the carrying values of its cost method investments was equal to their fair values.

In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company. Refer to Note 11 – “Research and Development Agreements” for further details. The terms of the agreement included a $5.0 million private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. The Company recorded its investment in IPC Corp. at $2.5 million based on the Company’s assessment of the fair value of its investment and charged $2.5 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. Because IPC Ltd. is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value becomes other-than-temporary.

In April 2005, the Company acquired shares of the Series C preferred stock of Optimer Pharmaceuticals, Inc. (“Optimer”), a privately-held biotechnology company located in San Diego, California, for $12.0 million. In February 2007, Optimer became a public company via an initial public offering (“IPO”). On February 20, 2007, the Company sold 1.1 million shares for $6.8 million and recognized a pre-tax gain of $1.4 million in the first quarter of 2007. In October 2007, the Company sold its remaining investment in Optimer common stock for $9.6 million and recognized a pre-tax gain on the sale of $3.1 million in the fourth quarter of 2007. On February 27, 2007 in exchange for $20.0 million the Company returned the marketing rights to Difimicin (PAR 101), an investigational drug to treat Clostridium difficle-associated diarrhea to Optimer. The Company recognized a gain on the sale of product rights of $20.0 million related to this transaction in the three month period ended March 31, 2007.

In December 2004, the Company acquired a 5% limited partnership interest in Abrika Pharmaceuticals, LLLP, (“Abrika”), a privately-held specialty generic pharmaceutical company located in Sunrise, Florida for $8.4 million, including costs. Additionally, the Company entered into an agreement with Abrika to collaborate on the marketing of five products to be developed by Abrika. The first product was a transdermal fentanyl patch for the management of chronic pain. This patch is a generic version of Duragesic® marketed by Janssen Pharmaceutica Products, L.P., a division of Johnson & Johnson. Pursuant to an amended agreement in February 2006, the Company advanced $9.0 million to Abrika. Under the amended agreement, Abrika would earn the advance only upon the Food and Drug Administration’s (“FDA”) final and unconditional approval of the transdermal fentanyl patch. Abrika agreed to repay the advance if it did not receive FDA approval within two years of the amendment. The Company also held a convertible promissory note in the principal amount of $3.0 million, plus interest accruing at 8.0% annually for money loaned to Abrika. In July 2007, the Company and Abrika amended their collaboration agreement to remove all of the Company’s rights in, benefits from, and obligations arising as a result of the development and commercialization of the transdermal fentanyl patch. As a result of this amendment, the Company was no longer obligated to pay Abrika the $9.0 million upon FDA approval of the transdermal fentanyl patch. Both the $9.0 million advance and the $3.0 million promissory note were recorded in deferred charges and other assets, and were collected by the Company in the second quarter of 2007. In November 2006, Abrika agreed to be purchased by a wholly-owned subsidiary of the Actavis group. The Company wrote down its investment by approximately $3.8 million in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that its investment was impaired. The merger transaction was completed in April 2007. Based on the terms of the merger agreement in the second quarter of 2007, the Company received approximately $4.6 million for its equity stake in Abrika. As part of the merger agreement, the Company has the potential to earn future “Earnout” payments. The “Earnout” payments would be triggered if the post merger entity achieves certain gross profit targets in each of the calendar years 2008 and/or 2009. The maximum potential “Earnout” payments that the Company could receive are $5.5 million as of December 31, 2007. The Company does not attribute any value to the potential “Earnout” payments.

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

	December 31,	December 31,
	2007	2006
		(a)
Gross trade accounts receivable	$216,327	$300,230
Chargebacks	(46,006)	(51,891)
Rebates and incentive programs	(42,859)	(85,888)
Returns	(47,102)	(42,905)
Cash discounts and other	(16,158)	(18,038)
Doubtful accounts	(20)	(2,465)
Accounts receivable, net	$64,182	$99,043

(a)	Restated to reflect a reclassification to accrued expenses of $4.3 million for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

Allowance for doubtful accounts	Year Ended
	December 31, 2007	December 31, 2006		December 31, 2005
Balance at beginning of period	$(2,465)	$(1,847)		$(1,847)
Additions – charge to expense	-	(10,458)	(b)	-
Adjustments and/or deductions	2,445	9,840		-
Balance at end of period	$(20)	$(2,465)		$(1,847)

(b)
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

The following tables summarize the activity for the years ended December 31, 2007, 2006 and 2005 in the accounts affected by the estimated provisions described below:

	For the year ended December 31, 2007
Accounts receivable reserves	Beginning balance (3)	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(345,526)	$-	(1)	$351,411	$(46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075		216,729	(42,859)
Returns	(42,905)	(29,312)	(220)		25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211		73,221	(16,158)
Total	$(198,722)	$(622,165)	$2,066		$666,696	$(152,125)

Accrued liabilities (2)	$(10,412)	$(17,567)	$(2,319)		$13,483	$(16,815)
	For the year ended December 31, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance (3)
Chargebacks	$(102,256)	$(339,711)	$-	(1)	$390,076	$(51,891)
Rebates and incentive programs	(50,991)	(201,993)	-		167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)		34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	-		46,029	(18,038)
Total	$(201,473)	$(627,047)	$(7,686)		$637,484	$(198,722)

Accrued liabilities (2)	$(9,040)	$(19,528)	$82		$18,074	$(10,412)

	For the year ended December 31, 2005
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(91,986)	$(486,113)	$-	(1)	$475,843	$(102,256)
Rebates and incentive programs	(49,718)	(154,727)	1,489		151,965	(50,991)
Returns	(61,986)	(24,010)	(5,568)		58,671	(32,893)
Cash discounts and other	(13,287)	(60,628)	-		58,582	(15,333)
Total	$(216,977)	$(725,478)	$(4,079)		$745,061	$(201,473)

Accrued liabilities (2)	$(8,755)	$(22,847)	$-		$22,562	$(9,040)

(1) The amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analyses and analyses of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2) Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.

(3) Restated to reflect a reclassification to accrued expenses of $4.3 million for discounts due to customers for which no underlying accounts receivable existed as of December 31, 2006.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 61% and 50% of the Company’s net product sales were derived from the wholesale distribution channel for the years ended December 31, 2007 and 2006, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) the Company generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates. Additionally the Company considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Use of Estimates in Reserves
The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease the Company’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, the resulting adjustments to those reserves would increase its reported net revenues. If the Company were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that the Company reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

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

Major Customers
The amounts due from the Company’s four largest customers, McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health Inc., and Walgreen Co., accounted for approximately 31%, 21%, 17%, and 7%, respectively, of the gross accounts receivable balance at December 31, 2007 and approximately 29%, 10%, 17%, and 14%, respectively, of the gross accounts receivable balance at December 31, 2006.

Other
In June 2007, the Company terminated the agreements related to certain cephalosporin and non-cephalosporin products. The Company wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007, which was reflected as part of cost of goods sold.

Note 7 -Inventories:

	December 31,	December 31,
	2007	2006

Raw materials and supplies	$22,815	$32,713
Work-in-process	2,630	5,779
Finished goods	59,442	67,830
	$84,887	$106,322

Inventory write-offs were $18.3 million and $24.4 million for the years ended December 31, 2007 and December 31, 2006, respectively. The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value. The Company could be required to permanently write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of December 31, 2007, the Company had inventories related to products that were not available to be marketed of $8.1 million, comprised of pre-launch inventories of $6.4 million and research and development inventories of $1.7 million.

Note 8 – Property, Plant and Equipment, net:

	December 31,	December 31,
	2007	2006

Land	$1,882	$1,888
Buildings	25,947	27,372
Machinery and equipment	49,302	55,210
Office equipment, furniture and fixtures	5,476	6,524
Computer software and hardware	28,989	29,464
Leasehold improvements	14,865	15,393
Construction in progress	8,205	1,250
	134,666	137,101
Less accumulated depreciation and amortization	52,016	47,946
	$82,650	$89,155

Depreciation and amortization expense related to the property, plant and equipment was $13.2 million, $11.2 million and $9.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively. In September 2007, the Company sold the assets related to its Somerset Facility for $1.5 million, which approximated its net book value.

Note 9 – Intangible Assets, net:

	December 31,	December 31,
	2007	2006

Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $2,155 and $917	$7,846	$9,084
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $3,193 and $1,421	5,294	7,067
Ivax License Agreement, net of accumulated amortization of $5,068 and $1,845	2,932	6,155
Paddock Licensing Agreement, net of accumulated amortization of $1,250 and $250	4,750	5,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $6,860 and $6,138	3,973	4,695
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $9,749 and $8,078	1,950	3,621
FSC Laboratories Agreement, net of accumulated amortization of $3,814 and $2,756	2,008	3,066
Intellectual property, net of accumulated amortization of $940 and $667	1,751	2,023
Other intangible assets, net of accumulated amortization of $4,693 and $3,229	555	1,419
	$36,059	$47,880

Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized over the estimated useful lives in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful lives of three to 15 years if estimated cash flows method approximates straight-line basis. The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. As of December 31, 2007, the Company believes its net intangible assets are recoverable. The Company’s intangible assets included on its consolidated balance sheet at December 31, 2007 include the following:

Trademark licensed from BMS
The Company entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by the Company in exchange for $5.0 million paid by the Company in August 2003. In July 2005, the Company made an additional milestone payment of $5.0 million to BMS related to the trademark license above.

Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement
In January 2006, the Company reached an agreement with Teva Pharmaceutical Industries, Inc. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that are currently marketed in the United States by Teva or Ivax for approximately $8.5 million.

Ivax License Agreement
In December 2005, the Company paid $8.0 million to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. These products are to be supplied by a GlaxoSmithKline, plc (“GSK”) subsidiary and are fully substitutable for corresponding formulations of Augmentin®, Augmentin ES-600® and Amoxil®.

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

Spectrum Development and Marketing Agreement
In November 2006, the Company and Spectrum Pharmaceuticals (“Spectrum”) amended their Development and Marketing Agreement (the “Marketing Agreement”). The Company agreed to purchase and distribute sumatriptan products and GSK supplied products on behalf of Spectrum. The Company paid Spectrum $5.0 million during the fourth quarter of 2006. Spectrum granted the Company an exclusive royalty-free irrevocable license to market, promote, distribute and sell sumatriptan products and GSK supplied product. This license will be amortized over a useful life of three years commencing with the launch of the product.

Genpharm Distribution Agreement
On June 30, 1998, the Company completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany. Pursuant to a Stock Purchase Agreement, dated March 25, 1998, the Company issued 10,400 shares of the Company’s common stock to a Merck KGaA subsidiary, EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20.8 million and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 12 – “Distribution and Supply Agreements”). The Company determined the fair value of the common stock sold to Merck KGaA to be $27.3 million, which exceeded the cash consideration of $20.8 million received by the Company by $6.5 million. That $6.5 million was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of approximately $4.3 million and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, Accounting for Income Taxes. The aggregate amount of approximately $10.8 million assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.

BMS Asset Purchase Agreement
In March 2002, the Company entered into an agreement with BMS (the “BMS Asset Purchase Agreement”) and acquired the U.S. rights to five of BMS’s brand products. Pursuant to the BMS Asset Purchase Agreement, the Company terminated its outstanding litigation against BMS involving megestrol acetate oral suspension (Megace Oral Suspension®) and buspirone (BusSpar®) and paid BMS approximately $1.0 million in March 2002 and approximately $1.0 million in April 2003. The Company determined the fair value of the product rights received to be $11.7 million, which exceeded the cash consideration of approximately $2.0 million and associated costs of $0.6 million by approximately $9.0 million. The approximately $9.0 million value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years, which period began in March 2002.

FSC Laboratories Agreement
In December 2004, the Company entered into an agreement with FSC and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15.0 million. The Company and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products. In the fourth quarter of 2005, the Company recorded an impairment charge of approximately $9.2 million related to this intangible asset. The impairment charge was included in cost of goods sold. The Company introduced this product based on a projected market share of approximately 20%. Upon introduction, the two main competitors continually reduced their pricing in order to maintain their shares of the market. At the same time, the Company failed to capture any significant portion of the market. Based on the Company’s long-term projections for sales and gross margins of the drug, the Company determined the recoverability of this asset was impaired as of December 31, 2005. The fair market value as of December 31, 2005 of approximately $3.7 million was determined based on the discounted expected future cash flows of the asset.

Intellectual property
The intellectual property was acquired in the purchase of Kali in 2004 and is being amortized on a straight-line basis over its estimated useful life of ten years.

Other
During the first quarter of 2007, the Company made a $0.6 million milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in other intangible assets.

In January 2006, the Company acquired the rights to three products for $1.5 million from Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of the Board of Directors. The Company was marketing these products and Dr. Gutman was entitled to royalties under a prior agreement with FineTech.

In July 2004, the Company entered into a license agreement with NovaDel Pharma Inc. (“NovaDel”) whereby the Company has the exclusive rights to market, sell and distribute NovaDel’s nitroglycerin lingual spray, NitroMist®, in the United States and Canada. In November 2006, the FDA approved the nitroglycerin lingual spray and the Company paid NovaDel the $1.0 million milestone payment. The Company evaluated the potential market for this product and determined that the level of competition would not yield sufficient profits and that the product no longer fit the Company’s long-term strategy and therefore the Company recorded an impairment charge for approximately $1.0 million in the generic business during the fourth quarter of 2006.

In 2004, the Company acquired the rights to distribute Fluticasone in the U.S., including the Commonwealth of Puerto Rico for $2.0 million. GSK has agreed to manufacture Fluticasone and the Company will pay GSK a percentage of the Company’s net sales of the product.

The Company recorded amortization expense related to intangible assets of approximately $12.4 million, $11.4 million and $5.8 million, for 2007, 2006 and 2005, respectively and such expense is included in cost of goods sold. Amortization expense related to intangibles is expected to total approximately $12.2 million in 2008, $7.4 million in 2009, $6.8 million in 2010, $5.6 million in 2011, $3.3 million in 2012 and $0.8 million thereafter.

Note 10 – Goodwill:

On June 10, 2004, the Company acquired all of the capital stock of Kali, a generic pharmaceutical research and development company, for approximately $142.8 million in cash and warrants to purchase 150,000 shares of the Company’s common stock valued at approximately $2.5 million. The former Kali stockholders earned an additional $10.0 million for meeting certain product-related performance criteria. As of December 31, 2005, the former Kali stockholders had earned $5.0 million of these contingent payments which were included in the December 31, 2005 goodwill balance. In December 2006, the former Kali shareholders completed the performance criteria and earned the remaining $5.0 million, which the Company recorded as additional goodwill. This amount was subsequently paid in January 2007.

In accordance with SFAS 142, the goodwill which totaled $63,729 at December 31, 2007 and December 31, 2006 is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation, for impairment using a fair value approach. Impairment of goodwill is determined to exist when the fair value is less than the carrying value of the net assets being tested. As of December 31, 2007, the Company determined through its estimates that no impairment of goodwill existed.

Note 11 – Research and Development Agreements:

To supplement its own internal development program, the Company seeks to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies. To date, the Company has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development. Payments made related to these agreements have been expensed as incurred in accordance with the Company’s significant accounting policies. The Company believes that the following product development agreements are those that are the most significant to its business.

Generic Business Related

Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)
In April 2001, the Company entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Aveva filed an ANDA for the product with the FDA earlier in 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product’s formulation patent, which expired in May 2003. Under the agreement, Aveva is responsible for the development and manufacture of the product, while the Company is responsible for the marketing, sales and distribution. The Company has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product. In addition, the Company has agreed to pay to Aveva $1.0 million upon FDA approval of the product, and a royalty on all future sales of the product.

In October 2007, the Company entered into a product development, manufacturing and supply agreement with Aveva under which the Company received an exclusive license to commercialize in the United States a generic drug product to be developed by Aveva. Under the terms of the agreement, the Company paid Aveva an initial development payment. The Company will also pay Aveva milestone payments if certain development milestones are achieved. The total milestone payments could be up to $2.2 million under the agreement. Aveva is responsible for all development costs, except for the bioequivalence costs which shall be equally shared with the Company. The Company incurred $0.7 million in 2007 which was charged to research and development expense. In addition, the Company has agreed to share profits on future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

Actavis Group (formerly Abrika Pharmaceuticals)
The Company executed a collaboration agreement with Abrika Pharmaceuticals (now Actavis Group ) in November 2004 for the development of four extended release generic products – Nifedipine XR (Addalat CC®), Methylphenidate LA (Ritalin LA®), Zolpidem CR (Ambien CR®) and Alfuzosin (Uroxatral®). Initial development costs included a down-payment of $0.4 million for each development project and if research and development costs exceeded $0.8 million, the Company would reimburse 50% of such developmental costs. The Company incurred approximately $2.2 million in 2007 which was charged to research and development expense. Alfuzosin and Nifedipine XL are to be developed and marketed by Actavis Group and Methylphenidate LA and Zolpidem CR will be marketed by the Company. The agreement is set for a fifteen year term from commercial launch. Net profits are to be split equally between the parties.

Intellipharmaceutics Corp
In November 2005, the Company executed a license and commercialization agreement with Intellipharmaceutics Corp. (“IPC”) for the development of Dexmethylphenidate XR (Focalin XR®). Initial development costs included a milestone payment of $0.25 million, paid in January 2006. Subsequent milestones for $0.25 million are payable upon passing all bioequivalence studies and another $0.25 million upon FDA’s acceptance for filing the ANDA. IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs. The Company incurred approximately $1.1 million in 2007 which was charged to research and development expense. Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch. In addition the Company has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

In December 2006, the Company executed a license and commercialization agreement with IPC for the development of one controlled release generic product. Initial development costs included a milestone payment of $0.5 million upon execution of the agreement. Subsequent milestones for $0.5 million is payable upon successful completion of all bioequivalence studies necessary for filing the ANDA, $0.5 million upon FDA’s acceptance for filing the ANDA and $0.5 million if IPC is first to file. IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs. The Company incurred approximately $1.7 million in 2007 which was charged to research and development. Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch. In addition the Company has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

In August 2007, the Company executed a license and commercialization agreement with IPC for the development of four controlled release generic products. Under the terms of this agreement, the Company made a $5.0 million private placement equity investment of which $2.5 million was charged to research and development expense. IPC is responsible for all development costs and expenses for the collaboration products except for bioequivalence costs, API costs and scale up and stability costs. In addition to the above mentioned $2.5 million, the Company incurred $0.3 million in 2007 which was charged to research and development. For each collaboration product which is first to file, the Company shall pay IPC either $0.5 million if the first to file applies to all strengths of the Brand product or the pro-rated portion corresponding to the number of strengths for which the first to file status applies. Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch. In addition, the Company has agreed to share profits on future sales of the products. The agreement is set for a ten year term from commercial launch of the collaboration products.

SigmaPharm Laboratories, LLC
In August 2007, the Company entered into a product development agreement with SigmaPharm Laboratories, LLC (“SigmaPharm”) for the development of one generic product. The total milestone payments could be up to $1.5 million under the agreement. SigmaPharm is responsible for all development costs, except for bioequivalence costs and API costs. The Company incurred $0.5 million in 2007 which was charged to research and development expense. In addition, the Company has agreed to share profits on future sales of the product. The agreement is set for a fifteen year term from commercial launch of the product.

Cipla Limited
In December 2007, the Company executed a development and supply agreement with Cipla Limited (“Cipla”) for the development of one generic product. The total milestone payments could be up to $0.6 million under the agreement. The Company is responsible for the clinical costs, API costs, stability testing and process validation. The Company incurred $0.5 million in 2007 which was charged to research and development expense. The agreement is set for a ten year term from commercial launch of the product.

Strativa Business Related
BioAlliance Pharma SA
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

Hana Biosciences, Inc
In August 2007, the Company announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”). Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery. The terms of the agreement contain multiple elements, including a $5 million investment in Hana at a contractually agreed $1.2 million premium. The Company recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana common stock at the date of the agreement and charged the $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. In addition, Hana will receive milestone payments and royalties on future sales of ZensanaTM. The Company is responsible for all development costs. A subsequent milestone for $6.0 million is payable upon NDA approval by the FDA. In addition to the above mentioned $1.2 million the Company incurred $1.1 million in 2007 which was charged to research and development expense.

Optimer Pharmaceutical Corporation
In April 2005, the Company and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”). Under the terms of the joint development and collaboration agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while the Company would have been responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately cleared for marketing, the Company would have manufactured and would have had exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada. The Company was to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer. In February 2007, in exchange for $20.0 million, the Company terminated the agreement and returned the marketing rights to Optimer. The Company has the possibility to receive royalty payments on any future global sales of the product.

Immtech Pharmaceuticals, Inc.
In June 2007, the Company entered into an exclusive licensing agreement under which it received the U.S. commercialization rights to Immtech Pharmaceuticals’ lead oral drug candidate, pafuramidine maleate, for the treatment of pneumocystis pneumonia in AIDS patients. The Company made an initial payment of $3.0 million, with additional payments subject to pafuramidine advancing successfully through Phase III clinical trials and regulatory approval. In December 2007, Immtech announced that the pafuramidine program had been placed on clinical hold, due to preliminary findings of abnormal laboratory values found in several volunteers following treatment with pafuramidine in an ongoing safety study. In February 2008, Immtech announced that it had chosen to discontinue the development program for pafuramidine, due to additional reports of adverse events in several volunteers in the safety study. Due to Immtech’s termination of the development program, the Company has no further monetary obligations under the licensing agreement.

Note 12 – Distribution and Supply Agreements:
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

Glaxo Wellcome Manufacturing PTE Limited (“GSK”)
On November 14, 2006, the Company and Glaxo GSK entered into a Supply and Distribution Agreement (the “GSK Ranitidine HCl Syrup Agreement”), pursuant to which the Company would market Ranitidine HCl Syrup, supplied and licensed from GSK. Ranitidine HCl Syrup is the generic equivalent to GSK’s Zantac® Syrup Product. Under the GSK Ranitidine HCl Syrup Agreement, GSK has agreed to manufacture the product and the Company has agreed to pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement. The Company commenced sales of the product in March 2007 once another fully substitutable generic version of the drug became available in the U.S.

Nortec Development Associates, Inc. (“Nortec”)
On June 14, 2002, the Company and Nortec entered into a Patent and Know How License Agreement (the “Nortec Propranolol Agreement”) pursuant to which the Company would license to use and sell Nortec’s sustained release propranolol product using the Know-how to further develop and register the product. Propranolol HCl ER is the generic equivalent of Wyeth Pharmaceuticals’ Inderal® LA. Under the Nortec Propranolol Agreement, the Company will market, sell and distribute the product and will pay Nortec a percentage of the net sales, as defined in the agreement. The Company received final approval from the FDA in January 2007, at which time it commenced sales of the product.

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

Ivax/Teva agreements
 In December 2005, the Company paid $8.0 million to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. In December 2005, the Company also announced that it entered into agreements with Teva, Ivax and an affiliate of Teva to purchase eight products that were marketed in the United States by Ivax or Teva for $8.5 million. The closing of the purchase agreements was contingent upon the closing of Teva's acquisition of Ivax, which occurred in January 2006.

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

The Company and GSK and certain of its affiliates entered into a license and supply agreement (the “GSK Paroxetine Supply Agreement”), dated April 16, 2003, pursuant to which the Company is marketing paroxetine, supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico. Under the GSK Paroxetine Supply Agreement, GSK has agreed to manufacture the product and the Company has agreed to pay GSK a percentage of the Company’s net sales of the product, as defined in the agreement. Pursuant to the GSK Paroxetine Supply Agreement, GSK is entitled to suspend the Company’s right to distribute paroxetine if at any time another generic version of Paxil® is not being marketed. Effective January 15, 2007, the GSK Paroxetine Supply Agreement was terminated. The Company’s obligation to pay GSK a percentage of net sales of the product terminated on September 30, 2007.

Pentech Pharmaceuticals, Inc.
In November 2002, the Company amended its agreement (the “Pentech Supply and Marketing Agreement”) with Pentech Pharmaceuticals, Inc. (“Pentech”), dated November 2001, to market paroxetine capsules. Pursuant to the Pentech Supply and Marketing Agreement, the Company paid all legal expenses up to $2.0 million, which were expensed as incurred, to obtain final regulatory approval. Legal expenses in excess of $2.0 million were fully creditable against profit payments to Pentech. Pursuant to the Pentech Supply and Marketing Agreement, the Company had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine. The Company and Pentech are currently in litigation regarding a dispute over the gross profit share amount. See Note 17 -“Commitments, Contingencies and Other Matters.”

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

Genpharm, Inc.
Pursuant to the Genpharm Distribution Agreement, the Company had the exclusive distribution rights within the U.S. and certain U.S. territories to approximately 40 generic pharmaceutical products. In August 2006, the Company and Genpharm entered into a settlement agreement and release of claims (“Settlement Agreement”), pursuant to which 19 products have been terminated. Refer to Note 17 below. To date, 14 of such remaining products have obtained FDA approval and are currently being marketed by the Company. The remaining products are either being developed, have been identified for development or have been submitted to the FDA for approval. Currently, there are five ANDAs for potential products (four of which have been tentatively approved) that are covered by the Genpharm Distribution Agreement pending with, and awaiting approval from, the FDA. Genpharm is required to use commercially reasonable efforts to develop the products and is responsible for the completion of product development and obtaining all applicable regulatory approvals. The Company has agreed to pay Genpharm a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.

Payables Due To Supply and Distribution Agreement Partners
Pursuant to these distribution agreements, the Company pays its partners a percentage of gross profits or a percentage of net sales, in accordance with contractual terms of the underlying agreements. As of December 31, 2007 and 2006, the Company had payables due to distribution agreement partners of $36.5 million and $89.6 million, respectively.

Note 13 – Short-Term and Long-Term Debt:

Short-Term Debt

Previously, the Company financed a portion of its insurance premiums and classified the amounts due as short-term debt. As of December 31, 2007 and 2006, the Company had recorded $0 and $4.4 million, respectively, as short-term debt related to financing these insurance premiums.

Long-Term Debt

	December 31,	December 31,
	2007	2006
Senior subordinated convertible notes (a)	$200,000	$200,000
Other (b)	-	65
	$200,000	200,065
Less current portion	(200,000)	(200,065)
	$-	$-

(a)
Senior subordinated convertible notes in the aggregate principal amount of $200.0 million. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to their maturity date. On December 31, 2007, the senior subordinated convertible notes had a quoted market value of $180.8 million. See “Legal Proceedings” in Note 17 – “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the subsequent related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

(b)	Includes primarily amounts due under capital leases for computer equipment.

During 2007, 2006 and 2005, the Company incurred interest expense of $6.8 million each fiscal year. Interest accrued on the senior subordinated convertible notes since September 30, 2007 is payable on March 31, 2008.

Note 14 – Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	For the Years Ended December 31,
	2007	2006	2005

Income from continuing operations	$51,110	$6,741	$11,821

Loss from discontinued operations	-	-	(4,957)
Loss from disposal	-	-	(38,018)
Provision for income taxes	1,212	894	3,220
Loss from discontinued operations	(1,212)	(894)	(46,195)
Net income (loss)	$49,898	$5,847	$(34,374)

Basic:
Weighted average number of common shares outstanding	34,494	34,422	34,191

Income from continuing operations	$1.48	$0.20	$0.35
Loss from discontinued operations	(0.04)	(0.03)	(1.35)
Net income (loss) per share of common stock	$1.44	$0.17	$(1.00)

Assuming dilution:
Weighted average number of common shares outstanding	34,494	34,422	34,191
Effect of dilutive securities	224	231	244
Weighted average number of common and common equivalent shares outstanding	34,718	34,653	34,435

Income from continuing operations	$1.47	$0.19	$0.35
Loss from discontinued operations	(0.04)	(0.03)	(1.35)
Net income (loss) per share of common stock	$1.43	$0.16	$(1.00)

Outstanding options of 4,066, 4,950, and 3,612 as of December 31, 2007, 2006 and 2005, respectively, were not included in the computations of diluted earnings per share because their exercise prices were greater than the average market price of the common stock and would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes and issued in conjunction with the acquisition of Kali were not included in the computation of diluted earnings per share as of December 31, 2007. The warrants related to the notes are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquistion are exercisable for an aggregate of 150 shares of common stock at an exercise price of $47.00 per share.

Note 15 – Stockholders’ Equity:

 Preferred Stock
In 1990, the Company’s stockholders authorized 6,000 shares of preferred stock, par value $0.0001 per share. The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance. At December 31, 2007 and 2006, the Company did not have any preferred stock issued and outstanding.

Dividends
The Company did not pay any dividends to holders of its common stock in 2007, 2006 or 2005. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its future earnings and available cash to fund the growth of its business and does not expect to pay dividends in the foreseeable future. However, payment of dividends is within the discretion of its Board of Directors.

Comprehensive income (loss)

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss)	$49,898	$5,847	$(34,374)

Other comprehensive gains (losses):
Defined benefit pension plan, net of tax	-	267	(134)
Unrealized gain (loss) on available for sale securities, net of tax	(931)	1,205	(1,165)
Other comprehensive gains (losses)	(931)	1,472	(1,299)

Comprehensive income (loss)	$48,967	$7,319	$(35,673)

The following table summarizes the reclassification adjustments for gains (losses) on available for sale securities that were realized for each year and included in net income:

	2007	2006	2005
Unrealized (loss) gain on marketable securities, net of tax	$(1,912)	$3,171	$8,603
Add: reclassification adjustment for net losses (gains) included in net income, net of tax	981	(1,966)	(9,768)
Net unrealized (loss) gain on marketable securities, net of tax	$(931)	$1,205	$(1,165)

The reconciliation of the unrealized gains and losses on available for sale securities for years ended December 31, 2007 and 2006 is as follows:

	Unrealized (Loss) / Gain on Available for Sale Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2005	$(2,698)	$1,062	$(1,636)
Unrealized gain on available for sale securities	1,994	(789)	1,205
Balance, December 31, 2006	$(704)	$273	$(431)
Unrealized loss on available for sale securities	(1,500)	569	(931)
Balance, December 31, 2007	$(2,204)	$842	$(1,362)

Treasury Stock
In April 2004, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock. The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes. The Company had repurchased 849 shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization. The Company repurchased 1,643 shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007. The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2007. The repurchase program has no expiration date.

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

Stock Options
The following is a summary of stock option activity in each of the periods as indicated:

	For the Years Ended December 31,
	2007			2006		2005
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,470		$36.00	5,134	$37.86	4,217	$37.78
Granted	592		23.41	1,348	28.35	1,218	37.21
Exercised	(68)		5.60	(402)	21.26	(113)	19.24
Canceled	(1,468	) (a)	36.16	(610)	44.56	(188)	43.08
Outstanding at end of year	4,526		$34.76	5,470	$36.00	5,134	$37.86

(a) Includes approximately 181 stock options cash settled in the fourth quarter of 2007. Refer to Note 3 — “Share-Based Compensation.”

At December 31, 2007, 2006 and 2005, exercisable options amounted to 3,399, 3,549 and 3,392, respectively. The weighted average exercise prices of the options for these periods were $37.68, $38.33 and $39.37, respectively. Exercise price ranges and additional information regarding the 4,526 options outstanding at December 31, 2007 is as follows:

	Outstanding Options			Exercisable Options
Exercise	Number	Weighted Average	Weighted Average	Number	Weighted Average
Price Range	of Options	Exercise Price	Remaining Life	of Options	Exercise Price
$4.13 to $7.63	172	$6.81	2.8 years	172	$6.81
$15.10 to $19.70	295	$17.61	8.8 years	71	$17.63
$20.00 to $25.00	494	$23.17	9.1 years	35	$23.99
$25.85 to $29.90	462	$26.93	6.6 years	272	$26.68
$30.55 to $34.29	1,797	$31.80	5.4 years	1,651	$31.71
$36.06 to $53.40	608	$42.95	6.7 years	513	$43.10
$60.85 to $71.01	698	$62.75	6.0 years	687	$62.78

In 2004, the Company’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”) and in 2005 approved the amendment and restatement of the 2004 Plan. The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of the Company or others. The 2004 Plan became effective on May 26, 2004 and will continue until May 26, 2014 unless terminated sooner. The Company has reserved up to 4,777 shares of common stock for issuance of stock options and up to 1,344 shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan as of December 31, 2007. Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years. The restricted stock and the restricted stock units vest over four years.

In 2001, the Company’s stockholders approved the 2001 Performance Equity Plan (the “2001 Plan”), which was subsequently amended at the Company’s 2003 Annual Meeting of Shareholders. The 2001 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2001 Plan became effective July 12, 2001 and will continue until July 11, 2011 unless earlier terminated. As of December 31, 2007, the Company has reserved 1,005 shares of common stock for issuance under the 2001 Plan. The maximum term of an option under the 2001 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board.

In 2000, the Board adopted the 2000 Performance Equity Plan (the “2000 Plan”), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval. The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of the Company and to others. The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless earlier terminated. The Company has reserved 110 shares of common stock for issuance under the 2000 Plan as of December 31, 2007. The maximum term of an option under the 2000 Plan is ten years. Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of the Company.

In 1998, the Company’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders and again at the 2007 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of the Company. The 1997 Directors’ Plan became effective October 28, 1997 and will continue until December 31, 2017 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years. The 1997 Directors’ Plan also allows for the granting of restricted stock units that vest over 4 years. Pursuant to the amendment and restatement to the 1997 Directors’ Plan approved by the stockholders in 2007, non-employee directors, effective January 1, 2008, will receive an annual grant of restricted stock units equal to the fair market value of $100,000, which vest one year from the anniversary of the date of grant unless the director has been removed “for cause”. The restricted stock units are not issued or otherwise distributed to the director until the director terminates service on the Board. As of December 31, 2007, the Company has reserved 233 shares of common stock for issuance under the 1997 Directors’ Plan.

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

Note 16 – Income Taxes:

The components of the Company’s (benefit) provision for income taxes on income from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Current income tax (benefit) provision:
Federal	$17,683	$3,016	$(4,197)
State	1,292	2,476	(781)
	18,975	5,492	(4,978)
Deferred income tax (benefit) provision:
Federal	5,320	(1,301)	(931)
State	3,027	(2,137)	183
	8,347	(3,438)	(748)
	$27,322	$2,054	$(5,726)

Deferred tax assets and (liabilities) as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable	$34,857	$52,546
Inventories	7,990	9,133
Accrued expenses	-	2,109
Purchased call options	8,526	11,523
Intangible assets	33,556	29,153
Net operating loss carryforwards	6,751	4,297
Investments	2,226	275
Asset impairments	6,161	6,738
BMS asset purchase agreement	2,161	1,648
Stock options and restricted shares	13,449	10,535
Investment in joint venture	3,702	1,609
Deferred income	346	688
Other	7,969	2,703
Total deferred tax assets	127,694	132,957

Deferred tax liabilities:
Fixed assets	(5,633)	(5,658)
Distribution agreements	(1,510)	(1,831)
Total deferred tax liabilities	(7,143)	(7,489)

Less valuation allowance	(5,900)	(3,818)
Net deferred tax asset	$114,651	$121,650

The Company had net operating loss (“NOL”) carryforwards at December 31, 2007 of approximately $99 million for state income tax purposes, which begin expiring in 2010. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. The valuation allowance, which consists of state NOLs, was increased in 2007 by $2.1 million for state NOL carryforwards which may not be realizable due to expected operations of certain subsidiaries in those states.

The exercise of stock options in 2007 and 2006 resulted in tax benefits of $501 and $741, respectively, which were credited to additional paid-in capital. In 2006, the Company recorded a credit of $2,495 in additional paid-in-capital due to the resolution of certain tax contingencies. In 2005, the Company recorded a tax benefit of $7,218 and recorded a credit in additional paid-in-capital of $16,819 due to the resolution of certain tax contingencies.  The Company has certain reserves for tax contingencies for other specified matters.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2007	2006	2005
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	3	3	4
Research and development tax credit benefit	(2)	(19)	(3)
Resolution of tax contingencies	-	-	(118)
Other	(1)	4	(12)

Effective tax rate	35%	23%	(94)%

Tax Contingencies

At December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $24.1 million. Of this total, $11.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $6.9 million at December 31, 2007 and $4.9 million at December 31, 2006.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 was as follows:

(In thousands)

Gross balance at January 1, 2007	$21,768
Additions based on tax positions related to the current year	1,558
Additions for tax positions of prior years	824
Reductions for tax positions of prior years	-
Reductions due to lapse of applicable statute of limitations	-
Audit settlements paid during 2007	-

Gross balance at December 31, 2007	24,150
Interest and penalties	6,825

Balance at December 31, 2007	$30,975

The Company recorded an adjustment to the gross balance of unrecognized tax benefits at January 1, 2007 of $12.3 million comprised of FIN 48 liabilities in connection with the restatement of income taxes on discontinued operations for the year ended December 31, 2005, as discussed in Note 1 – “Restatement of Previously Issued Financial Statements.” Previously the Company had reported $9.4 million as the gross balance of unrecognized tax benefits at January 1, 2007. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The IRS is currently examining the Company’s 2003-2005 federal income tax returns. Prior periods have either been audited or are no longer subject to IRS audit. The Company is currently under audit in one state jurisdiction for the years 2003-2005. In most other state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

Note 17 – Commitments, Contingencies and Other Matters:

 Leases
At December 31, 2007, the Company had minimum rental commitments aggregating $19.4 million under non-cancelable operating leases expiring through 2014. Amounts payable there under are $5.6 million in 2008, $5.1 million in 2009, $4.7 million in 2010, $2.1 million in 2011, $1.0 million in 2012 and $0.9 million thereafter. Rent expense charged to operations in 2007, 2006 and 2005 was $5.9 million, $6.1 million and $4.1 million, respectively.

Retirement Savings Plan
The Company has a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. The Company contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”). Participants in the Retirement Savings Plan become vested with respect to 20% of the Company’s contributions for each full year of employment with the Company and thus become fully vested after five full years. The Company also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. The Company incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $0.6 million in 2007, $1.2 million in 2006, and $1.0 million in 2005. The Company did not make a discretionary contribution to the Retirement Savings Plan for 2007 or 2006. The Company did make discretionary contributions to the Retirement Savings Plan of approximately $2.7 million for 2005.

Defined Benefit Plan
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

The Pension Plan was settled in the second quarter of 2007. During the second quarter of 2007, the Company received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and filed the appropriate notice with the Pension Benefit Guaranty Corporation. Concurrent with the approval of the termination, the Company distributed benefits or purchased annuities to cover each of the participants in the Pension Plan. Finally, the Company met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and notified each party affected by this termination, as required by the SEPPAA. The Company recorded a loss of $0.09 million in the fourth quarter of 2006 related to the settlement. No further financial impacts are anticipated related to the settlement.

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

Corporate Litigation

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

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to alleged stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

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

Patent Related Matters

On November 25, 2002, Ortho-McNeil Pharmaceutical, Inc. (“Ortho-McNeil”) filed a lawsuit against Kali, a wholly owned subsidiary of the Company, in the United States District Court for the District of New Jersey (the "2002 Litigation"). Ortho-McNeil alleged that Kali infringed U.S. Patent No. 5,336,691 (the “‘691 patent”) by submitting a Paragraph IV certification to the FDA for approval of tablets containing tramadol HCl and acetaminophen. Kali denied Ortho-McNeil’s allegation, asserting that the ‘691 patent was not infringed and is invalid and/or unenforceable, and that the lawsuit is barred by unclean hands. Kali also counterclaimed for declaratory judgments of non-infringement, invalidity and unenforceability of the ‘691 patent. Ortho-McNeil amended its complaint on July 27, 2005 to assert infringement against the Company, and to include a claim for damages against the Company and Kali. The Company and Kali have answered and counterclaimed, alleging that the ‘691 patent is not infringed, and is invalid and unenforceable for inequitable conduct. On August 1, 2006, the Patent and Trademark Office reissued the ‘691 patent as U.S. Patent No. RE 39,221 (the "'221 Patent"), containing original claim 6 from the '691 Patent and several additional new claims. On August 1 and August 4, 2006, Ortho-McNeil filed a complaint and then an amended complaint against Kali, the Company, and two other companies, Barr and Caraco Pharmaceutical Laboratories, Ltd. (“Caraco”) (the "2006 Litigation"). Ortho-McNeil alleged infringement and willful infringement of the claims of the re-issue patent (other than claim 6, which is the subject of the 2002 Litigation) against the Company through the Company’s marketing of its tramadol HCl and acetaminophen tablets. Ortho-McNeil made similar allegations against Barr and Caraco. On April 4, 2007, the United States District Court for the District of New Jersey granted Kali's and the Company's motions for summary judgment that claim 6 of the '221 Patent, the only claim at issue in the 2002 Litigation, was invalid and was not infringed by the Company's ANDA product. Ortho-McNeil filed a motion requesting permission to immediately appeal this decision, and the Court denied Ortho-McNeil's motion and entered an order consolidating the 2002 and 2006 litigations. The Company has requested permission from the Court to file immediate summary judgment motions as to all of the remaining '221 Patent claims at issue, and also has requested that the Court proceed to trial on the Company's counterclaims for invalidity, unenforceability and intervening rights as to the '221 Patent. Ortho-McNeil has opposed the Company's requests, and the parties are awaiting a decision by the Court on these requests. On July 18, 2007, the Company entered into a settlement and license agreement with Ortho-McNeil that resolves patent litigation related to the Company’s sales of its generic tramadol HCl and acetaminophen product. Under the terms of the settlement, the Company will pay Ortho-McNeil a royalty on sales of its generic product commencing with sales from August 2006.  In accordance with the settlement and license agreement, the pending patent litigation between Ortho McNeil, the Company and Kali in the United States District Court for the District Court of New Jersey will be concluded. As part of the settlement, the Company is entering into a consent judgment on the validity, enforceability and infringement of the ‘221 Patent.

On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement. In January 2008, the District Court conducted a hearing on Roxane’s application for attorneys’ fees under 35 U.S.C. section 285. That issue is now being briefed.

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

In February 2006, the Company entered into a collaborative agreement with Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and market generic drugs, including sumatriptan succinate injection. In 2004, Spectrum filed an ANDA containing a Paragraph IV certification with the FDA seeking marketing clearance for sumatriptan injection. On February 18, 2005, GlaxoSmithKline (“GSK”) filed a lawsuit against Spectrum in the United States District Court for the District of Delaware. GSK alleged that Spectrum’s October 2004 ANDA for sumatriptan succinate injection 6mg/0.5ml infringed GSK’s U.S. Patent No. 5,037,845 and that the infringement was willful. Spectrum denied the allegations and counterclaimed for declaratory judgments of invalidity, non-infringement and unenforceability. The non-infringement counterclaim was subsequently withdrawn. The lawsuit was resolved by settlement in November 2006. The confidential terms of the settlement, which remain subject to government review, permit the Company to sell generic versions of certain sumatriptan injection products with an expected launch no later than November 2008.

On March 10, 2006, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U.S. Patent 6,593,318. The Company was granted a stay and the action was terminated without prejudice on April 9, 2007 pending final resolution of the Roxane appeal. On February 6, 2008, a joint stipulation of dismissal and order with prejudice was signed by the Judge in the case.

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

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The Company also counterclaimed for declaratory judgments of non-infringement and invalidity of the ’802 patent. The parties are currently engaged in discovery regarding the claims. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel, a motion that was denied in September 2007 with ongoing written discovery on the issue. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On April 10, 2007, Abbott Laboratories (“Abbott”) and Astellas Pharma Inc. (“Astellas”), filed an amended complaint against the Company and six other defendants, seeking judgment alleging that U.S. Patent Nos. 4,599,334 (the “’334 patent”) and 4,935,507 (the “’507 patent”) are, or will be, infringed by the defendants’ planned production of cefdinir products. The Company denied Abbott and Astellas’ allegations, asserting that the ’334 and ’507 patents are not infringed and are invalid. The Company counterclaimed for declaratory judgments of non-infringement and invalidity of the patents. On September 27, 2007, the Company's motion for stipulated substitution of Orchid Chemicals & Pharmaceuticals Ltd for the Company was entered and the Company's involvement in the case was terminated.

On May 9, 2007, Purdue Pharma Products L.P., Napp Pharmaceutical Group Ltd., Biovail Laboratories International SRL, and Ortho-McNeil, Inc. filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. The Company filed its answer and counterclaims on November 13, 2007. It is anticipated that fact discovery will be completed in May 2008, and expert discovery completed in August 2008 with a trial date set for October/November of 2008. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents. The Company has not yet answered this complaint. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company filed its amended answer and counterclaims on November 19, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended Complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company and IPC filed an amended answer in Delaware December 12, 2007, and Elan filed their answer and motion to consolidate the cases on January 2, 2008. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 17, 2007. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets. The Company filed its answer and counterclaims on January 31, 2008. The Company intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc., and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The Company filed its answer on January 10, 2008 and filed its amended answer and counterclaims on January 30, 2008. The Company intends to defend this action vigorously against Santarus and Missouri.

Industry Related Matters

On September 10, 2003, the Company and a number of other generic and brand pharmaceutical companies were sued by Rockland County in New York State (the suit has since been joined by additional New York counties) that has alleged violations of laws (including the Racketeer Influenced and Corrupt Organizations Act, common law fraud and obtaining funds by false statements) related to participation in the Medicaid program. The complaint seeks declaratory relief; actual, statutory and treble damages, with interest; punitive damages; an accounting and disgorgement of any illegal profits; a constructive trust and restitution; and attorneys’ and experts’ fees and costs. On August 4, 2004, the Company and a number of other generic and brand pharmaceutical companies were also sued by the City of New York, which has alleged violations of laws (including common law fraud and obtaining funds by false statements) related to participation in its Medicaid program. On June 15, 2005, a consolidated complaint was filed on behalf of a number of the New York counties and the City of New York. This case was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. The complaint filed by Erie County in New York was not included in the consolidated complaint and has been removed to federal district court. In addition, on September 25, 2003, the Office of the Attorney General of the Commonwealth of Massachusetts filed a complaint in the District of Massachusetts against the Company and 12 other leading generic pharmaceutical companies, alleging principally that the Company and such other companies violated, through their marketing and sales practices, state and federal laws, including allegations of common law fraud and violations of Massachusetts false statements statutes, by inflating generic pharmaceutical product prices paid for by the Massachusetts Medicaid program. The complaint seeks injunctive relief, treble damages, disgorgement of excessive profits, civil penalties, reimbursement of investigative and litigation costs (including experts’ fees) and attorneys’ fees. On January 29, 2004, the Company and the other defendants involved in the litigation brought by the Office of the Attorney General of the Commonwealth of Massachusetts filed a motion to dismiss, which was denied on August 15, 2005. The Commonwealth of Massachusetts subsequently filed an amended complaint, and the defendants, including the Company, have filed a motion to dismiss the amended complaint. In addition to Massachusetts, the Commonwealth of Kentucky, the State of Illinois and the State of Alabama have filed similar suits in their respective jurisdictions, all of which have been removed to federal district court. The lawsuit brought by the State of Alabama was remanded to the Alabama state court on August 11, 2005. Following the remand, on October 13, 2005, the Court denied the defendants’ motion to dismiss, but granted in part the defendants’ motion for a more definite statement, and further ruled that the State may amend its complaint within 90 days. On October 20, 2005, the State of Mississippi filed in the Chancery Court for Hinds County, Mississippi a complaint naming the Company (among other companies) as a defendant. The Company intends to defend vigorously these actions.

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

The County of Nassau, New York filed a Second Amended Complaint in its action against a number of other generic and brand pharmaceutical companies, naming the Company as a defendant on January 30, 2006. The case has been consolidated, for purposes of discovery and briefing, with the action filed by a number of other New York counties and the City of New York. The matters are presently in the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On March 3, 2006, the Company and the other defendants filed motions to dismiss the Second Amended Complaint filed by Nassau County and the consolidated complaint brought by the other counties and the City of New York. These motions were granted in part and denied in part on April 2, 2007. On June 8, 2007, the City of New York and various other New York counties, this time including Nassau County, filed a First Amended Consolidated Complaint. On June 22, 2007, the defendants filed a joint motion to dismiss the First Amended Consolidated Complaint. The Court granted the defendants' motion in part and denied it in part on July 30, 2007. On October 5, 2007, the City of New York and various other New York counties filed a Revised First Amended Consolidated Complaint, which the Company answered on October 26, 2007.

With respect to the Oswego and Schenectady matters, the cases have been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings. On September 17, 2007, the United States District Court for the District of Massachusetts granted the motions filed by Erie, Oswego, and Schenectady Counties to remand their respective cases to New York state court. Each of these three matters was subsequently remanded to the New York Supreme Courts for the Counties of Erie, Oswego, and Schenectady, respectively. On November 28, 2007, the defendants filed a joint motion, with the State of New York Litigation Coordinating Panel, to coordinate the three actions. This motion is currently pending.

The Company's motion to dismiss the Commonwealth of Massachusetts' First Amended Complaint was denied on August 15, 2005. The Company answered the Commonwealth's First Amended Complaint on November 14, 2005.

With respect to the Alabama action, the Company filed an answer to the Second Amended Complaint on January 30, 2006. On October 11, 2006, the defendants for the second time removed the case to the United States District Court for the Middle District of Alabama. On November 2, 2006, the matter was again remanded to State court. Certain defendants, including the Company, filed motions in September 2006 to sever or for separate trials. The trial court denied these motions. On June 1, 2007, upon the petitions of certain defendants, including the Company, the Supreme Court of Alabama granted a writ of mandamus and ordered the trial court to sever the claims against all defendants.

With respect to the Illinois action, the United States District Court for the District of Massachusetts granted the State of Illinois's motion to remand on September 17, 2007. The case was remanded to the Circuit Court of Cook County, Illinois. On November 19, 2007, certain defendants, including the Company, filed a new joint motion to dismiss the First Amended Complaint. This motion is currently pending.

The court denied the defendants’ motions to dismiss in the action brought by the Commonwealth of Kentucky on June 23, 2006. The Company answered the First Amended Complaint on July 19, 2006. The Commonwealth of Kentucky filed a Second Amended Complaint on September 28, 2007. The Company answered the Second Amended Complaint on October 15, 2007.

With respect to the Mississippi action, the Special Masters assigned to the case recommended the denial of the defendants' motion to dismiss on September 22, 2006. On October 2, 2006, the defendants objected to the Special Masters' recommendation. The Court had not ruled on this objection at the time the case was removed to federal district court. Also, after removal, the matter was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pre-trial proceedings, where the State's motion to remand is pending. The case was remanded to the Chancery Court of Hinds County, Mississippi. On December 13, 2007, the Court denied the defendants’ pending motion to dismiss. The defendants appealed the trial court's decision to the Supreme Court of Mississippi on January 3, 2008. This appeal is currently pending.

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

The State of Idaho filed a Complaint against the Company and various other pharmaceutical companies on January 26, 2007. The Idaho Complaint pleads causes of action for (i) violation of the Idaho Consumer Protection Act; and (ii) unjust enrichment. The State seeks declaratory and injunctive relief; monetary damages; civil penalties; disgorgement; attorneys' fees and costs; and other relief deemed just and equitable by the Court. On March 30, 2007, the defendants filed a joint motion to dismiss the State's Complaint. On August 31, 2007, the Court granted in part the defendants' joint motion to dismiss and denied it in part. On October 1, 2007, the Company answered the State's Complaint.

On April 5, 2007, the County of Orange, New York, filed a Complaint against the Company and various other pharmaceutical companies. The Orange County Complaint pleads causes of action for (i) violations of the Racketeer Influenced and Corrupt Practices Act; (ii) violation of various federal and state Medicaid laws; (iii) unfair trade practices; and (iv) common law claims for breach of contract, unjust enrichment, fraud, and fraudulent concealment. The County seeks actual, statutory, and treble damages, including interest; declaratory relief; disgorgement; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court. The Orange County action was transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings. On September 6, 2007, that Court entered an order adding Orange County to the First Amended Consolidated Complaint filed by the City of New York and various other New York counties.

On September 21, 2007, the State of Utah filed a Complaint against the Company and various other pharmaceutical companies. The Utah Complaint pleads causes of action for (i) violations of the Utah False Claims Act and (ii) common law fraudulent misrepresentation. The State seeks actual, statutory, and treble damages, including prejudgment interest; restitution; attorneys' fees, experts' fees, and costs; and other relief deemed just and equitable by the Court. On November 20, 2007, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the case to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings. The State then filed a motion to remand the case to state court, on December 7, 2007, and a motion to vacate the conditional transfer order, on December 12, 2007. These motions are currently pending.

Finally, on October 9, 2007, the State of Iowa filed a Complaint against the Company and various other pharmaceutical companies. The Iowa Complaint pleads causes of action for (i) violations of the Iowa Consumer Fraud Act, (ii) common law fraudulent misrepresentation, (iii) common law unjust enrichment and (iv) reporting of false best price information in violation of 42 USC Sec 1396R-8. The State seeks (i) a declaration that the Company committed the alleged violations, (ii) injunctive relief against the continuation of the alleged violations, (iii) actual, statutory damages, including prejudgment interest for the claim of unjust enrichment, (iv) actual, statutory damages, including prejudgment interest for the claim of fraudulent misrepresentation, (v) actual and punitive damages for alleged fraud, and (vi) an accounting of alleged illegal profits and a disgorgement of same, restitution, attorneys' fees, experts' fees, and costs and other relief deemed just and equitable by the Court. The Iowa action has been transferred to the United States District Court for the District of Massachusetts for coordinated and consolidated pretrial proceedings.

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

Note 18 – Discontinued Operations – Related Party Transaction:

In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board of Directors. The transfer included all the assets and liabilities of FineTech, including $2.7 million of cash. The transfer resulted in a pre-tax loss on sale of $38.0 million, due primarily to the write-off of goodwill and intangibles, and the impairment of fixed assets. Also included in the loss were severance payments of $0.6 million, which were made in January 2006, and the acceleration of restricted stock and stock options that resulted in an additional loss of $1.3 million. The results of FineTech operations have been classified as discontinued for all periods presented. All expenses incurred by FineTech from January 1, 2006 through the date of transfer were the responsibility of the acquirer.

The following table shows revenues and pre-tax loss from the discontinued operations:

December 31,
2005
Revenues	$150
Pre-tax loss from operations	(4,957)
Pre-tax loss on sale of discontinued operations	(38,018)

Note 19 – Segment Information:

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

The financial data for the two business segments are as follows:

	2007	2006	2005
Revenues:
Generic	$684,917	$675,938	$417,384
Brand	84,749	49,230	14,872
Total revenues	769,666	725,168	432,256

Gross margin:
Generic	204,130	183,543	143,736
Brand	64,389	34,405	10,966
Total gross margin	268,519	217,948	154,702

Operating income (loss):
Generic	73,357	39,028	34,159
Brand	231	(31,306)	(41,262)
Total operating income (loss)	73,588	7,722	(7,103)
Other income (expense), net	(56)	126	(831)
Equity loss from joint venture	(387)	(663)	(534)
Net investment (loss) gain	(1,583)	(583)	16,013
Interest income	13,673	8,974	5,343
Interest expense	(6,803)	(6,781)	(6,793)
Provision (benefit) for income taxes	27,322	2,054	(5,726)
Income from continuing operations	$51,110	$6,741	$11,821

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

Product	2007	2006	2005
Generic
Metoprolol (Toprol-XL®)	$141,877	$8,284	$-
Fluticasone (Flonase®)	130,475	235,454	-
Propranolol HCL (Inderal LA®)	57,459	-	-
Cabergoline (Dostinex®)	34,252	34,824	2,347
Various amoxicillin products (Amoxil®)	27,714	59,257	-
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	17,248	17,224	18,308
Tramadol HCl and acetaminophen tablets (Ultracet®)	16,024	26,524	67,817
Megestrol oral suspension (Megace® )	14,344	14,990	24,699
Fluoxetine (Prozac®)	13,229	19,315	23,463
Methimazole (Tapazole®)	12,343	10,999	10,362
Ranitidine syrup (Zantac®)	12,243	-	-
Mercatopurine (Purinethol®)	9,930	10,652	16,107
Ranitidine (Zantac®)	8,513	6,058	7,713
Lovastatin (Mevacor®)	7,360	16,314	16,650
Paroxetine (Paxil®)	2,773	11,034	37,449
Glyburide & Metformin HCl (Glucovance®)	2,313	7,613	8,023
Quinapril (Accupril®)	1,851	20,049	15,372
Metformin ER (Glucophage XR®)	1,776	6,347	4,751
Cefprozil (Cefzil®)	1,165	11,879	563
Other product related revenues (2)	21,214	17,290	20,130
Other (1)	150,810	141,831	143,630
Total generic revenues	$684,917	$675,938	$417,384

Brand
Megace® ES	$75,317	$43,379	$13,908
Other	-	3,351	964
Other product related revenues (2)	9,432	2,500	-
Total brand revenues	$84,749	$49,230	$14,872

(1) The further detailing of annual revenues of the other approximately 60 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2007.

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

Major Customers
The Company’s four largest customers, McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health Inc., and Walgreen Co., accounted for approximately 22%, 12%, 11% and 10%, respectively, of its total revenues in 2007, 14%, 7%, 12% and 10%, respectively, of its total revenues in 2006 and 14%, 9%, 9% and 8%, respectively, of its total revenues in 2005.

Note 20 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. The Company recognized losses based on its share of the equity in SVC of $0.4 million, $0.7 million, and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company’s net investment in SVC totaled $6.3 million. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted. As of December 31, 2007, the Company believed its investment in SVC was not impaired.

Note 21 – Restructuring Costs:

In the fourth quarter of 2006, the Company made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce. The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. During the fourth quarter of 2006, the Company recorded a restructuring charge primarily to its generic business of approximately $1.0 million related to employee termination benefits. During the year ended December 31, 2007, no additional restructuring charges were incurred and substantially all of the benefits were paid out.

Note 22 – Subsequent Events:

On January 14, 2008, the Company entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”).  Under the agreement, the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  ONCONASE® is currently in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  In exchange for the U.S. commercialization rights, the Company made an initial payment to Alfacell of $5 million and will make a subsequent payment of up to $30 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If ONCONASE® receives FDA approval, the Company will commercialize the product in the United States and pay Alfacell royalties on net sales of the product, and Alfacell will be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for ONCONASE®.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of ONCONASE® to the Company.

In February 2008, Immtech announced that it had chosen to discontinue the development program for pafuramidine maleate, the Phase III oral drug candidate for the treatment of pneumocystis pneumonia in AIDS patients to which the Company had acquired U.S. commercialization rights in June 2007 for $3 million. See Note 11 – “Research and Development Agreements.”

Note 23 – Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2007 and 2006 are summarized below:

	Fiscal Quarters Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Total revenues	$234,210	$167,640	$212,676	$155,140
Gross margin	87,689	56,555	66,428	57,847
Total operating expenses	46,018	48,276	66,358	54,279
Operating income	61,671	8,279	70	3,568
Income from continuing operations	$41,514	$2,798	$1,269	$5,529
Loss from discontinued operations	-	-	-	(1,212)
Net income	$41,514	$2,798	$1,269	$4,317
Net income (loss) per common share
Basic:
Income for continuing operations	$1.20	$0.08	$0.04	$0.16
Loss from discontinued operations	-	-	-	(0.04)
Net income	$1.20	$0.08	$0.04	$0.12
Diluted:
Income for continuing operations	$1.19	$0.08	$0.04	$0.16
Loss from discontinued operations	-	-	-	(0.04)
Net income	$1.19	$0.08	$0.04	$0.12

	Fiscal Quarters Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006

Total revenues	$172,318	$195,238	$173,979	$183,633
Gross margin	49,168	54,767	55,060	58,953
Total operating expenses	42,194	61,748	49,573	56,711
Operating income (loss)	6,974	(6,981)	5,487	2,242
Income (loss) from continuing operations	$4,514	$(7,205)	$4,387	$5,045
Loss from discontinued operations	-	-	-	(894)	(a)
Net income (loss)	$4,514	$(7,205)	$4,387	$4,151	(a)
Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.13	$(0.21)	$0.13	$0.15
Loss from discontinued operations	-	-	-	(0.03)	(a)
Net income (loss)	$0.13	$(0.21)	$0.13	$0.12	(a)
Diluted:
Income (loss) for continuing operations	$0.13	$(0.21)	$0.13	$0.15
Loss from discontinued operations	-	-	-	(0.03)	(a)
Net income (loss)	$0.13	$(0.21)	$0.13	$0.12	(a)

(a) Restated as per Note 1.
Loss from discontinued operations was previously reported as $0.
Net income for the quarter ended December 31, 2006 was previously reported as $5,045.
Net income (loss) per common share – Basic: Loss from discontinued operations for the quarter ended December 31, 2006 was previously reported as $0.00.
Net income (loss) per common share – Basic: Net income (loss) for the quarter ended December 31, 2006 was previously reported as $0.15.
Net income (loss) per common share – Diluted: Loss from discontinued operations for the quarter ended December 31, 2006 was previously reported as $0.00.
Net income (loss) per common share – Diluted: Net income (loss) for the quarter ended December 31, 2006 was previously reported as $0.15.