Form 10-Q
period 2008-03-29
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2008-05-08
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of May 1, 2008: 34,532,466

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 29, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 29,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$231,193	$200,132
Available for sale debt and marketable equity securities	67,893	85,375
Accounts receivable, net	84,035	64,182
Inventories	65,183	84,887
Prepaid expenses and other current assets	14,023	14,294
Deferred income tax assets	56,921	56,921
Income taxes receivable	13,475	17,516
Total current assets	532,723	523,307

Property, plant and equipment, at cost less accumulated depreciation and amortization	83,316	82,650
Available for sale debt and marketable equity securities	5,959	6,690
Investment in joint venture	6,433	6,314
Other investments	2,500	2,500
Intangible assets, net	33,643	36,059
Goodwill	63,729	63,729
Deferred financing costs and other assets	2,314	2,544
Non-current deferred income tax assets, net	57,935	57,730
Total assets	$788,552	$781,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable	30,513	32,200
Payables due to distribution agreement partners	45,253	36,479
Accrued salaries and employee benefits	6,713	16,596
Accrued expenses and other current liabilities	32,211	27,518
Total current liabilities	314,690	312,793

Long-term debt, less current portion	-	-
Other long-term liabilities	31,448	30,975
Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares, issued 37,203,975 and 36,460,461 shares	372	364
Additional paid-in-capital	278,411	274,963
Retained earnings	232,781	230,195
Accumulated other comprehensive loss	(1,680)	(1,362)
Treasury stock, at cost, 2,658,335 and 2,604,977 shares	(67,470)	(66,405)
Total stockholders’ equity	442,414	437,755
Total liabilities and stockholders’ equity	$788,552	$781,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenues:
Net product sales	$151,237	$222,589
Other product related revenues	3,691	11,621
Total revenues	154,928	234,210
Cost of goods sold	105,407	146,521
Gross margin	49,521	87,689
Operating expenses:
Research and development	17,158	14,039
Selling, general and administrative	31,346	32,557
Settlements, net	-	(578)
Total operating expenses	48,504	46,018
Gain on sale of product rights and other	(1,625)	(20,000)
Operating income	2,642	61,671
Other expense, net	-	(19)
Equity in loss of joint venture	(20)	(148)
Realized gain on sale of marketable securities	-	1,397
Interest income	3,014	2,684
Interest expense	(1,667)	(1,718)
Income from continuing operations before provision for income taxes	3,969	63,867
Provision for income taxes	1,443	22,353
Income from continuing operations	2,526	41,514
Discontinued operations:
Gain from discontinued operations	505	-
Provision for income taxes	445	-
Gain from discontinued operations	60	-
Net income	$2,586	$41,514

Basic earnings per share of common stock:
Income from continuing operations	$0.08	$1.20
Gain from discontinued operations	0.00	-

Net income	$0.08	$1.20

Diluted earnings per share of common stock:
Income from continuing operations	$0.08	$1.19
Gain from discontinued operations	0.00	-
Net income	$0.08	$1.19

Weighted average number of common shares outstanding:
Basic	33,220	34,618
Diluted	33,587	34,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,586	$41,514
Deduct: Gain from discontinued operations, net of tax	60	-
Income from continuing operations	$2,526	$41,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,274	7,347
Gain on marketable securities, net	-	(1,397)
Equity in loss of joint venture	20	148
Allowances against accounts receivable	(18,924)	7,978
Share-based compensation expense	3,463	3,702
Loss on disposal of fixed assets	21	-
Excess tax benefits on exercise of nonqualified stock options	(194)	(138)
Other	(50)	102
Changes in assets and liabilities:
Increase in accounts receivable	(929)	(55,965)
Decrease in inventories	19,704	18,648
Decrease in prepaid expenses and other assets	1,006	1,858
Decrease in accounts payable, accrued expenses and other liabilities	(6,947)	(7,458)
Increase in payables due to distribution agreement partners	8,774	50
Decrease in net income taxes receivable	3,735	20,298
Net cash provided by operating activities	18,479	36,687
Net cash related to operating activities from discontinued operations	-	-

Cash flows from investing activities:
Capital expenditures	(4,023)	(1,719)
Purchases of intangibles	-	(600)
Purchases of available for sale debt securities	(17,305)	(36,415)
Proceeds from maturity and sale of available for sale debt and marketable equity securities	34,995	31,085
Acquisition of subsidiary, contingent payment	-	(5,000)
Capital contributions to joint venture	(591)	(1,244)
Net cash provided by (used in) investing activities	13,076	(13,893)
Net cash related to investing activities from discontinued operations	-	-

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	301	124
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	75	-
Excess tax benefits on exercise of nonqualified stock options	194	138
Purchase of treasury stock	(1,064)	(745)
Payments of short-term debt related to financed insurance premiums	-	(1,805)
Principal payments under long-term and other borrowings	-	(20)
Net cash used in financing activities	(494)	(2,308)
Net cash related to financing activities from discontinued operations	-	-

Net increase in cash and cash equivalents	31,061	20,486
Cash and cash equivalents at beginning of period	200,132	120,991
Cash and cash equivalents at end of period	$231,193	$141,477

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	$(2,291)	$2,056

	Three Months Ended
	March 29,	March 31,
	2008	2007
Interest	$2,875	$2,926

Non-cash transactions:
(Decrease) increase in fair value of available for sale debt and marketable equity securities	$(523)	$6,022
Capital expenditures incurred but not yet paid	$1,916	$112
Capital contribution to joint venture not yet paid	$138	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 29, 2008 and for the three-month periods ended March 29, 2008 and March 31, 2007 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements. Accordingly, these statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 – Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The key elements of EITF 07-1 relate to: (a) the scope of the issue; (b) the income statement presentation of transactions with third parties; (c) the income statement presentation of payments between parties to the collaborative arrangement; (d) the disclosures about collaborative arrangements that should be required in the financial statements of the parties to the collaborative arrangements; and (e) the transition method. A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement. Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable. EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified. EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so. The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception. The Company is currently evaluating the potential impact of adopting EITF 07-1 on its condensed consolidated financial statements, but does not expect a material impact upon adoption.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”), was issued. SFAS 160 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company is currently evaluating the potential impact of adopting SFAS 160 on its condensed consolidated financial statements, but does not expect a material impact upon adoption.

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as an expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. The Company’s adoption of the provisions of EITF 07-3, beginning January 1, 2008 did not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities. The Company did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore the Company’s adoption of SFAS 159 did not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its condensed consolidated financial statements. Refer to Note 20, “Fair Value Measurements.”

Note 3 - Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value. Under SFAS 123R, the Company will recognize share-based compensation ratably over the service period applicable to the award. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows. In accordance with SFAS 123R, $194 and $138 of excess tax benefits for the three months ended March 29, 2008 and March 31, 2007, respectively, have been classified as both an operating cash outflow and financing cash inflow.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock (including restricted stock with market conditions) and restricted stock units to the employees of the Company and others. Stock options, restricted stock and restricted stock units generally vest ratably over four years, and stock options have a maximum term of ten years.

As of March 29, 2008, there were approximately 5.5 million shares of common stock available for future stock option grants. The Company issues new shares of common stock when stock option awards are exercised. Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three
	months ended	months ended
	March 29,	March 31,
	2008	2007
Risk-free interest rate	3.0%	4.6%
Expected life (in years)	6.3	6.2
Expected Volatility	48.5%	53.8%
Dividend	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date. The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group. The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends. However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in SAB 107. The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2. The Company anticipates that most grants in the future will be four-year graded vesting; however, Outside Directors will continue to have one-year vesting. The Company will revisit this assumption at least annually or sooner if circumstances warrant. The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. It is assumed that no dividends will be paid during the entire term of the options. All option valuation models require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above. The weighted average per share fair values of options granted in the three month periods ended March 29, 2008 and March 31, 2007 were $9.92 and $13.86, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month periods ended March 29, 2008 and March 31, 2007:

	For the three months ended
	March 29,	March 31,
	2008	2007

Cost of sales	$62	$168
Research and development	156	422
Selling, general and administrative	560	1,518
Total, pre-tax	$778	$2,108
Tax benefit of share-based compensation	(296)	(822)
Total, net of tax	$482	$1,286

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.01 per share for the three-month period ended March 29, 2008 and by $0.04 per share for the three-month period ended March 31, 2007.

The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value

Balance at December 31, 2007	4,526	$34.76
Granted	2	19.56
Exercised	(42)	7.11
Forfeited	(85)	30.86
Balance at March 29, 2008	4,401	$35.09	5.6	$1,596
Exercisable at March 29, 2008	3,584	$37.70	4.9	$1,434
Vested and expected to vest at March 29, 2008	4,282	$35.43	5.3	$1,566

The total fair value of shares vested during the three-month periods ended March 29, 2008 and March 31, 2007 was $5,253 and $6,501, respectively. As of March 29, 2008, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $8,972. This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.3 years.

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

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 29, 2008 and March 31, 2007 was as follows:

	For the three months ended
	March 29,	March 31,
	2008	2007

Cost of sales	$164	$115
Research and development	410	288
Selling, general and administrative	1,475	1,191
Total, pre-tax	$2,049	$1,594
Tax benefit of stock-based compensation	(779)	(622)
Total, net of tax	$1,270	$972

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2007	698	$26.35
Granted	318	21.52
Vested	(141)	29.04
Forfeited	(22)	26.82
Non-vested balance at March 29, 2008	853	$24.09	$14,763

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2007	173	$23.53
Granted	29	22.79
Vested	(13)	31.59
Forfeited	(9)	21.68
Non-vested balance at March 29, 2008	180	$22.95	$3,110

As of March 29, 2008, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $22.5 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.8 years. At March 29, 2008, approximately 0.9 million shares remain available for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Restricted Stock Grants With Market Conditions

In the first quarter of 2008, the Company issued restricted stock grants with market conditions for the first time. Restricted stock grants issued to certain employees of the Company have a three-year cliff vesting schedule and are contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date. Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return ("TSR") on the Company’s common stock exceeds a minimum TSR relative to the Company’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index ("S&P 400") over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31. A maximum number of 720 shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals. No shares of common stock will be issued if the Company’s TSR is below 6% annualized return over the three-year vesting period. Any shares earned will be distributed after the end of the three-year period. In all circumstances, restricted stock granted does not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

        The effect of the market conditions on the restricted stock issued to certain employees of the Company is reflected in the fair value on the grant date for the quarter ended March 29, 2008. The restricted stock grants with market conditions were valued using a Monte Carlo simulation. The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for the Company, its peer group, and the S&P 400. The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%). The expected dividends were assumed to be zero for the Company. Volatility was based on historical volatility over the expected term (40%). Restricted stock that included multiple market conditions granted during the quarter ended March 29, 2008 had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of the Company's stock-based compensation related to its restricted stock grants with market conditions recognized in the Company's financial statements for the three-month periods ended March 29, 2008 and March 31, 2007:
	For the three months ended
	March 29,	March 31,
	2008	2007

Cost of sales	$51	$-
Research and development	127	-
Selling, general and administrative	458	-
Total, pre-tax	$636	$-
Tax benefit of stock-based compensation	(242)	-
Total, net of tax	$394	$-

        As of March 29, 2008, $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions is expected to be recognized over a weighted average period of approximately 2.8 years.

        A summary of the restricted stock grants with market conditions activity for the quarter ended March 29, 2008 follows (shares in thousands):
		Weighted Average
		Grant Date	Aggregate
		Fair Value	Intrinsic
	Shares	Per Share	Value
Non-vested balance at December 31, 2007	-	$-
Granted	384	24.78
Vested	-	-
Forfeited	(1)	24.78
Non-vested balance at March 29, 2008	383	$24.78	$6,630

        The total grant date fair value of restricted stock grants with market conditions during the quarter ended March 29, 2008 was $8.9 million.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”). The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enables eligible employees to purchase shares of the Company’s common stock at a 5% discount to the fair market value. An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program. Employees purchased 4 shares during the three-month period ended March 29, 2008. There was no Program activity during the three months ended March 31, 2007 as the Program was suspended by the Company from July 2006 to December 2007.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At March 29, 2008 and December 31, 2007, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 20, “Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at March 29, 2008:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$26,237	$25	$-	$26,262
Debt securities issued by various state and local municipalities and agencies	36,427	184	-	36,611
Other debt securities	10,069	16	(1,656)	8,429
Available for sale debt securities	72,733	225	(1,656)	71,302

Marketable equity securities available for sale Hana Biosciences, Inc.	3,850	-	(1,300)	2,550

Total	$76,583	$225	$(2,956)	$73,852

Of the $3.0 million of unrealized loss as of March 29, 2008, $1.7 million has been in an unrealized loss position for greater than one year. The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment. The Company has classified a certain other debt security that matures in 2015 as a noncurrent asset on its condensed consolidated balance sheet as of March 29, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

The Company recorded an unrealized loss of $0.1 million for the quarter ended March 29, 2008, which was included in other comprehensive income to reflect the change in estimated fair value of its investment in Hana Biosciences, Inc. (“Hana”). The Company evaluated the near-term prospects of Hana in relation to the severity and duration of the period that the investment has been in an unrealized loss position. The investment has been in an unrealized loss position for less than 6 months as of March 29, 2008. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at March 29, 2008. The Company has classified its investment in Hana as a noncurrent asset on its condensed consolidated balance sheet as of March 29, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

The following is a summary of amortized cost and estimated fair value of the Company’s investments in debt and marketable equity securities available for sale at December 31, 2007:
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

Auction Rate Securities

Auction rate securities were classified as short-term available for sale debt securities as of December 31, 2007. Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset. All of the Company’s auction rate securities were tax-exempt or tax-advantaged as of December 31, 2007. All of the Company’s auction rate securities were tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities are insured by insurance companies as of December 31, 2007. Given the negative liquidity conditions in the global credit markets, there were failed auctions and related impairments relating to auction rate securities in late 2007 and in January and February 2008, including those auction rate securities tied to various municipalities. The Company’s auction rate securities did not experience any failed auctions and the Company sold its remaining auction rate securities during the three months ended March 29, 2008.

The following is a summary of the contractual maturities of the Company’s available for sale debt securities at March 29, 2008:
	March 29, 2008
		Estimated Fair
	Cost	Value
Less than one year	$22,515	$22,548
Due between 1-2 years	32,309	32,494
Due between 2-5 years	12,844	12,851
Due after 5 years	5,065	3,409
Total	$72,733	$71,302

Note 5 - Other Investments:

Balance at March 29, 2008	Carrying Value
IntelliPharmaCeutics Ltd.	$2,500
Total other investments	$2,500

Balance at December 31, 2007	Carrying Value
IntelliPharmaCeutics Ltd.	$2,500
Total other investments	$2,500

The Company assesses whether temporary or other-than-temporary losses on its investments have occurred due to declines in fair value or other market conditions. At March 29, 2008 and December 31, 2007, the Company believed the carrying values of its cost method investments was equal to their fair values.

In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company. The terms of the agreement included a $5.0 million private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd. The Company recorded its investment in IPC Corp. at $2.5 million based on the Company’s assessment of the fair value of its investment and charged $2.5 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007. Because IPC Ltd. is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value become other-than-temporary.

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
	March 29,	December 31,
	2008	2007

Gross trade accounts receivable	$217,256	$216,327
Chargebacks	(43,987)	(46,006)
Rebates and incentive programs	(32,959)	(42,859)
Returns	(40,493)	(47,102)
Cash discounts and other	(15,762)	(16,158)
Doubtful accounts	(20)	(20)
Accounts receivable, net	$84,035	$64,182

Allowance for doubtful accounts
	For the three-month period ended
	March 29, 2008	March 31, 2007
Balance at beginning of period	$(20)	$(2,465)
Additions – charge to expense	-	-
Adjustments and/or deductions	-	2,443
Balance at end of period	$(20)	$(22)

The following tables summarize the activity for the three months ended March 29, 2008 and March 31, 2007, respectively, in the accounts affected by the estimated provisions described below:
	For the three months ended March 29, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(46,006)	$(107,639)	$(539	)(1)	$110,197	$(43,987)
Rebates and incentive programs	(42,859)	(24,207)	(1,571)		35,678	(32,959)
Returns	(47,102)	(4,904)	4,293		7,220	(40,493)
Cash discounts and other	(16,158)	(12,274)	349		12,321	(15,762)
Total	$(152,125)	$(149,024)	$2,532		$165,416	$(133,201)

Accrued liabilities (2)	$(17,684)	$(7,361)	$805		$536	$(23,704)

	For the three months ended March 31, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(88,364)	$--	(1)	$92,531	$(47,724)
Rebates and incentive programs	(85,888)	(55,192)	2,699		50,889	(87,492)
Returns	(42,905)	(10,770)	(794)		6,099	(48,370)
Cash discounts and other	(18,038)	(14,382)	211		6,652	(25,557)
Total	$(198,722)	$(168,708)	$2,116		$156,171	$(209,143)

Accrued liabilities (2)	$(10,583)	$(4,644)	$-		$547	$(14,680)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)
Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates. The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171), March 31, 2007 ($332) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers. The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices. Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers. Approximately 72% and 55% of the Company’s net product sales were derived from the wholesale distribution channel for the three months ended March 29, 2008 and March 31, 2007, respectively. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue to carry the Company’s products or replace competing products in their distribution channels with those products sold by the Company. Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period. The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with the Company. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, the Company provides such states with a rebate on drugs dispensed under government programs. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount the Company considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.

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

Use of Estimates in Reserves
The Company believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause the Company’s allowances and accruals to fluctuate, particularly with newly launched or acquired products. The Company reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease the Company’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, then the resulting adjustments to those reserves would increase its reported net revenues. If the Company were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that the Company reports. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Major Customers
The amounts due from the Company’s four largest customers, McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health Inc., and Walgreen Co., accounted for approximately 34%, 21%, 14% and 6%, respectively, of the gross accounts receivable balance at March 29, 2008 and approximately 31%, 21%, 17%, and 7%, respectively, of the gross accounts receivable balance at December 31, 2007.

Note 7 - Inventories:

	March 29,	December 31,
	2008	2007
Raw materials and supplies	$19,246	$22,815
Work-in-process	4,253	2,630
Finished goods	41,684	59,442
	$65,183	$84,887

Inventory write-offs were $3.1 million and $4.6 million for the quarters ended March 29, 2008 and March 31, 2007, respectively. The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value. The Company could be required to permanently write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of March 29, 2008, the Company had inventories related to products that were not available to be marketed of $9.2 million, comprised of pre-launch inventories of $7.0 million (of which $5.6 million is for a specific partnered product anticipated to launch in the second quarter of 2008) and research and development inventories of $2.2 million. Should the launch anticipated for the second quarter of 2008 be delayed, inventory write-offs may occur to the extent the Company is unable to recover the full value of its inventory investment.

Note 8 – Property, Plant and Equipment, net:

	March 29,	December 31,
	2008	2007
Land	$1,882	$1,882
Buildings	25,977	25,947
Machinery and equipment	50,039	49,302
Office equipment, furniture and fixtures	5,476	5,476
Computer software and hardware	30,104	28,989
Leasehold improvements	14,861	14,865
Construction in progress	10,590	8,205
	138,929	134,666
Less accumulated depreciation and amortization	55,613	52,016
	$83,316	$82,650

Depreciation and amortization expense related to property, plant and equipment was $3,858 and $3,541 for the three months ended March 29, 2008 and March 31, 2007, respectively.

Note 9 - Intangible Assets, net:

	March 29,	December 31,
	2008	2007
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $2,489 and $2,155	$7,512	$7,846
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $3,480 and $3,193	5,007	5,294
Ivax License Agreement, net of accumulated amortization of $5,630 and $5,068	2,370	2,932
Paddock Licensing Agreement, net of accumulated amortization of $1,500 and $1,250	4,500	4,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	5,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,041 and $6,860	3,792	3,973
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $10,167 and $9,749	1,532	1,950
FSC Laboratories Agreement, net of accumulated amortization of $3,939 and $3,814	1,883	2,008
Intellectual property, net of accumulated amortization of $1,009 and $940	1,682	1,751
Other intangible assets, net of accumulated amortization of $4,883 and $4,693	365	555
	$33,643	$36,059

The Company recorded amortization expense related to intangible assets of $2,416 and $3,806, respectively, for the three month periods ended March 29, 2008 and March 31, 2007, and such expense is included in cost of goods sold. During the three-month period ended March 31, 2007, the Company made a $600 milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in “other intangible assets.” Amortization expense related to the intangible assets currently being amortized is expected to total approximately $9,934 for the remainder of 2008, $7,771 in 2009, $6,648 in 2010, $5,214 in 2011, $3,325 in 2012 and $751 thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. As of March 29, 2008, the Company believes its net intangible assets are recoverable.

Note 10 - Income Taxes:

The Company reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

The IRS is currently examining the Company’s 2003-2006 federal income tax returns. Prior periods have either been audited or are no longer subject to IRS audit. The Company is currently under audit in one state jurisdiction for the years 2003-2005. In most other state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

Current deferred income tax assets at March 29, 2008 and December 31, 2007 consisted of temporary differences primarily related to accounts receivable reserves. Non-current deferred income tax assets at March 29, 2008 and December 31, 2007 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for continuing operations for the three months ended March 29, 2008 and March 31, 2007 were 36% and 35%, respectively.

Note 11 - Long-Term Debt:

Long-Term Debt
	March 29,	December 31,
	2008	2007
Senior subordinated convertible notes (a)	$200,000	$200,000
Less current portion	(200,000)	(200,000)
	$-	$-

(a)
Senior subordinated convertible notes in the aggregate principal amount of $200,000. The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events. Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to their maturity date. On March 29, 2008, the senior subordinated convertible notes had a quoted market value of $176,750. See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the related litigation. Until the matter is resolved, the Company is recording the payment obligations as a current liability as of March 29, 2008 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes. Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

Note 12 - Changes in Stockholders’ Equity:
Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Loss accounts during the three-month period ended March 29, 2008 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Loss
Balance, December 31, 2007	36,461	$364	$274,963	$(1,362)
Unrealized loss on available for sale securities, net of tax	-	-	-	(318)
Exercise of stock options	42	-	301	-
Tax benefit from exercise of stock options	-	-	194	-
Tax deficiency related to vesting of restricted stock	-	-	(529)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	75	-
Forfeitures of restricted stock	(8)	-	-	-
Issuances of restricted stock	709	8	(8)	-
Compensatory arrangements	-	-	3,463	-
Other	-	-	(48)	-
Balance, March 29, 2008	37,204	$372	$278,411	$(1,680)

	Three months ended
	March 29,	March 31,
	2008	2007
Comprehensive Income:
Net income	$2,586	$41,514
Other comprehensive income:
Unrealized (loss) gain on available for sale securities, net of tax	(318)	3,640
Comprehensive Income	$2,268	$45,154

In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization. The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 29, 2008. The repurchase program has no expiration date.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:
	Three months ended
	March 29, 2008	March 31, 2007

Income from continuing operations	$2,526	$41,514

Gain from discontinued operations	505	-
Provision for income taxes	445	-
Gain from discontinued operations	60	-
Net income	$2,586	$41,514

Basic:
Weighted average number of common shares outstanding	33,220	34,618

Income from continuing operations	$0.08	$1.20
Gain from discontinued operations	0.00	-
Net income per share of common stock	$0.08	$1.20

Assuming dilution:
Weighted average number of common shares outstanding	33,220	34,618
Effect of dilutive securities	367	379
Weighted average number of common and common equivalent shares outstanding	33,587	34,997

Income from continuing operations	$0.08	$1.19
Gain from discontinued operations	0.00	-
Net income per share of common stock	$0.08	$1.19

Outstanding options of 3,968 and 4,788 as of March 29, 2008 and March 31, 2007, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive. In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of March 29, 2008 and March 31, 2007. The warrants related to the notes are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 shares of common stock at an exercise price of $47.00 per share.

Note 14 - Commitments, Contingencies and Other Matters:

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

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007. The Company intends, and the members of management named as defendants have stated their intentions, to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to the alleged stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

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

The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. Under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.

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

Patent Related Matters

On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement. In January 2008, the District Court conducted a hearing on Roxane’s application for attorneys’ fees under 35 U.S.C. section 285. Briefs in opposition for both sides were filed on March 10, 2008 and a motion hearing was set for April 7, 2008. On April 10, 2008, the District Court rejected Roxane’s request for attorneys’ fees.

On March 10, 2006, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U.S. Patent 6,593,318. The Company was granted a stay and the action was terminated without prejudice on April 9, 2007 pending final resolution of the Roxane appeal. On February 6, 2008, a joint stipulation of dismissal and order with prejudice was signed by the Judge in the case with each party only liable for its own costs and attorneys’ fees.

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

The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million. The lawsuit was resolved by settlement. The settlement and license agreement terminates all on-going litigation. The settlement and license agreement also permits the Company to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue. On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act. The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims with expert discovery due to the Court by June 13, 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which a claim construction hearing was held on April 2, 2008 and under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel, a motion that was denied in September 2007 with ongoing written discovery on the issue. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents. The Company and MN filed their answer and counterclaim on February 20, 2008. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company filed its amended answer and counterclaims on November 19, 2007. On April 3, 2008, the Judge in Delaware ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended Complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company and IPC filed an amended answer in Delaware December 12, 2007, and Elan filed their answer and motion to consolidate the cases on January 2, 2008. On February 20, 2008, the judge in the Delaware litigation consolidated all 4 related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery and August 17, 2009 as the date for a bench trial. A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 17, 2007. A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The Company filed its answer on January 10, 2008 and filed its amended answer and counterclaims on January 30, 2008. On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. The Company intends to defend this action vigorously against Santarus and Missouri.

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

With respect to the Illinois action, the United States District Court for the District of Massachusetts granted the State of Illinois' motion to remand on September 17, 2007. The case was remanded to the Circuit Court of Cook County, Illinois. On November 19, 2007, certain defendants, including the Company, filed a new joint motion to dismiss the First Amended Complaint. This motion is currently pending.

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

In March 2008, the Company received a letter request from the Attorney General of the State of Michigan. The request seeks documents and information relating to nominal price transactions. The Company is responding to the request and will cooperate with the inquiry.

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

Note 15 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy. The parties agreed to capitalize the joint venture with equal contributions and all profits or losses are to be shared equally between Rhodes and the Company. The Company accounts for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock. As of March 29, 2008, the Company’s net investment in SVC totaled approximately $6,433. The investment in SVC is reviewed for impairment each reporting period. Any impairment deemed to be “other-than temporary” will be recognized in the appropriate period and the basis will be adjusted. As of March 29, 2008, the Company believes its investment in SVC was not impaired. Should the anticipated launch of the product being developed by SVC be affected due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors, investment impairment charges may occur to the extent the Company is unable to recover the full value of its investment.

Note 16 – Discontinued Operations - Related Party Transaction:

In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board of Directors. The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech. In January 2008, Dr. Gutman sold FineTech to a third party. Under the terms of the divestiture, the Company recorded a receivable of $505 on the condensed consolidated balance sheet as of March 29, 2008 to reflect the Company’s share of the net proceeds of the sale transaction. The $505 has been classified as discontinued operations on the condensed consolidated statement of operations for the three months ended March 29, 2008.

Note 17 - Segment Information:

Starting in the third quarter of 2005, the Company operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals. In 2007, the Company began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals. Strativa products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. These branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.

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

 The financial data for the two business segments are as follows:
	Three months ended
	March 29,	March 31,
	2008	2007
Revenues:
Generic	$129,884	$214,736
Strativa	25,044	19,474
Total revenues	$154,928	$234,210

Gross margin:
Generic	$30,132	$73,483
Strativa	19,389	14,206
Total gross margin	$49,521	$87,689

Operating income:
Generic	$1,679	$43,850
Strativa	963	17,821
Total operating income	$2,642	$61,671
Other expense, net	-	(19)
Equity in loss of joint venture	(20)	(148)
Realized gain on sale of marketable securities	-	1,397
Interest income	3,014	2,684
Interest expense	(1,667)	(1,718)
Provision for income taxes	1,443	22,353
Income from continuing operations	$2,526	$41,514

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:
Product	For the three months ended March 29, 2008	For the three months ended March 31, 2007
Generic
Metoprolol succinate ER (Toprol-XL®)	$43,298	$12,342
Fluticasone (Flonase®)	17,762	49,930
Cabergoline (Dostinex®)	7,982	11,395
Meclizine Hydrochloride (Anitvert®)	6,513	1,855
Various amoxicillin products (Amoxil®)	5,588	19,711
Propranolol HCl ER (Inderal LA®)	5,455	31,252
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,279	4,288
Methimazole (Tapazole®)	3,019	2,810
Hydralazine Hydrochloride (Apresoline®)	2,586	2,646
Megestrol oral suspension (Megace®)	2,065	806
Ranitidine HCl Syrup (Zantac®)	1,863	4,151
Lovastatin (Mevacor®)	1,340	3,774
Glyburide & Metformin HCl (Glucovance®)	(31)	4,449
Tramadol HCl and acetaminophen tablets (Ultracet®)	(92)	5,687
Polyethylene glycol (Miralax®)	(189)	4,293
Other product related revenues (2)	1,048	9,121
Other (1)	28,398	46,226
Total Generic Revenues	$129,884	$214,736

Strativa
Megace® ES	$22,401	$16,974
Other product related revenues (2)	2,643	2,500
Total Strativa Revenues	$25,044	$19,474

(1)
The further detailing of revenues of the Company’s other approximately 60 generic products is impracticable due to the low volume of revenues associated with each of these generic products. No single product in the other category is in excess of 3% of total generic revenues for three month periods ended March 29, 2008 or March 31, 2007.

(2)
Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as ondansetron ODT, the generic version of Zofran ODT®, nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, and quinapril, the generic version of Accupril®. Other product related revenues included in the Strativa business relate to a co-promotion arrangement with Solvay.

During the first quarter of 2008, the Company recognized a gain on the sale of product rights of $1,000 related to the sale of two ANDAs related to two generic products. In November 2007, the Company entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party that is seeking to commercialize Megace® ES outside of the U.S. The Company recorded $625 in the quarter ended March 29, 2008 in Strativa’s operating results when the Company’s obligations were fulfilled related to this agreement.

Note 18 - Research and Development Agreements:

In January 2008, the Company entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”).  Under the agreement, the Company received the exclusive U.S. commercialization rights to Alfacell’s ONCONASE® (ranpirnase).  In exchange for the U.S. commercialization rights, the Company made an initial payment to Alfacell of $5 million and will make a subsequent payment of up to $30 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If ONCONASE® receives FDA approval, the Company will commercialize the product in the United States and pay Alfacell royalties on net sales of the product, and Alfacell will be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for ONCONASE®.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of ONCONASE® to the Company.

Note 19 - Subsequent Events:

On April 21, 2008, Strativa announced that its development partner, BioAlliance, reported preliminary, top-line results for a Phase III study of Loramyc® (miconazole Lauriad®) mucoadhesive buccal tablets, in the treatment of oropharyngeal candidiasis (OPC). Top line data show that Loramyc® achieved its primary endpoint of noninferiority to Mycelex® Troche (clotrimazole) in the complete resolution of signs and symptoms of OPC (complete clinical cure). The randomized, double-blind, double-dummy study was conducted in 577 HIV-positive patients in 40 sites in the United States, Canada, and South Africa. All secondary endpoints were also met. Loramyc®, which is approved in Europe and currently being marketed in France, is an antifungal delivered in a mucoadhesive buccal tablet designed to enable local once-daily dosing of the active ingredient at the site of infection.

On May 7, 2008 the Company announced an amendment to its agreement with Spectrum Pharmaceuticals and paid $20 million pursuant to which the Company will increase its share of the profits from 38% to 95% for the commercialization of the authorized generic versions of GlaxoSmithKline's (“GSK”) Imitrex® Injection.  Based on a settlement agreement between Spectrum Pharmaceuticals and GSK, the Company will be permitted to sell generic versions of certain sumatriptan injection products with an expected launch date no later than November 2008.

Note 20 - Fair Value Measurements

As described in Note 2 “Recent Accounting Pronouncements,” the Company adopted SFAS 157 with respect to financial assets and liabilities as of January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:
quoted market prices in active markets for identical assets and liabilities. Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis. The Company’s Level 1 assets include a short-term investment in a time deposit and the Company’s investment in Hana Biosciences, Inc that is traded in an active exchange market.

Level 2:
observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include debt securities including governmental agency and municipal securities, and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:	unobservable inputs that are not corroborated by market data.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Estimated Fair Value at March 29, 2008	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$26,262	$-	$26,262	$-
Debt securities issued by various state and local municipalities and agencies (Note 4)	36,611	-	36,611	-
Other debt securities (Note 4)	8,429	5,020	3,409	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	2,550	2,550	-	-
Total investments in debt and marketable equity securities	$73,852	$7,570	$66,282	$-

The Company’s Level 2 assets are valued at the quoted market price from broker or dealer quotations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the introduction of new manufactured and distributed products. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases. Factors that might affect such forward-looking statements set forth in this Report include: (i) increased competition from new and existing competitors, and pricing practices from such competitors (particularly upon completion of exclusivity periods), (ii) pricing pressures resulting from the continued consolidation by the Company’s distribution channels, (iii) the amount of funds available for internal research and development and research and development joint ventures, (iv) research and development project delays and unanticipated costs in obtaining regulatory approvals, (v) continuation of distribution rights under significant agreements, (vi) the continued ability of distributed product suppliers to meet future demand, (vii) the costs, delays involved in and outcome of any threatened or pending litigations, including patent and infringement claims, (viii) unanticipated costs, delays and liabilities in integrating acquisitions, (ix) obtaining or losing 180-day marketing exclusivity periods on products, and future new product launches, and (x) general industry and economic conditions. To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking and are subject to certain risks and uncertainties, including the risks described above as well as the risks and uncertainties discussed from time to time in other of the Company's filings with the SEC, including its Annual Reports on Form 10-K and Current Reports on Form 8-K. Any forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

GENERIC BUSINESS
In November 2008, the Company expects to launch authorized generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc (“GSK”).  On May 7, 2008 the Company announced an amendment to its agreement with Spectrum Pharmaceuticals and paid $20 million pursuant to which the Company will increase its share of the profits from 38% to 95% for the commercialization of the authorized generic versions of GSK's Imitrex® Injection.  New product launches in 2007 included propranolol HCl extended release (“ER”) capsules, a product resulting from the Company’s strategic partnership with Nortec Development Associates, Inc., ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK and the launch of metoprolol succinate ER 25 mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with AstraZeneca (“AZ”).

In addition, the Company’s investment in its generic first-to-file development strategy is expected to yield approximately eleven new product launches during 2009 and 2010 based on one or more of the following: expiry of the 30-month stay period; patent expiry date; expiry of regulatory exclusivity; and date certain due to settlement agreement. However, such dates may change due to several circumstances, extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation. These launches will be significant mileposts for the Company as many of these products are first-to-file opportunities with significant gross margins. In addition, the Company has a growing pipeline and a strong track record of first-to-file drugs. Looking ahead, the Company will strive to average six to ten first-to-file applications per year with a goal of more than half of its products coming from internal development.

STRATIVA

For Strativa, the Company will continue to accelerate its brand growth through products primarily focused on supportive care. The Company also intends to continue to grow Megace® ES and leverage its existing infrastructure as the Company prepares to expand its branded drug portfolio. The Company anticipates the following three potential new product filings in 2008 for Strativa, thus contributing to its goal of generating annualized brand total revenues in excess of $250 million by the end of 2010.

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

In July 2007, the Company also acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

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

In January 2008, the Company announced that it entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States and its territories for ONCONASE® (ranpirnase). ONCONASE® is in Phase III development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos. ONCONASE® was previously granted orphan drug status as well as fast-track development status by the FDA for the treatment of malignant mesothelioma.

OTHER CONSIDERATIONS

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

RESULTS OF OPERATIONS

The following table shows the revenues, gross margin, and operating income by segment for the three months ended March 29, 2008 and March 31, 2007:

	Three months ended
	March 29,	March 31,
	2008	2007
Revenues:
Generic	$129,884	$214,736
Strativa	25,044	19,474
Total revenues	$154,928	$234,210

Gross margin:
Generic	$30,132	$73,483
Strativa	19,389	14,206
Total gross margin	$49,521	$87,689

Operating income:
Generic	$1,679	$43,850
Strativa	963	17,821
Total operating income	$2,642	$61,671

Revenues
Total revenues for the three months ended March 29, 2008 were $154,928, decreasing $79,282, or 33.9%, from total revenues of $234,210 for the three months ended March 31, 2007. Revenues for generic products for the three months ended March 29, 2008 were $129,884, decreasing $84,852, or 39.5%, from generic revenues of $214,736 for the three months ended March 31, 2007. Lower generic revenues in 2008 were primarily due to competitive pressure, including for fluticasone, which decreased $32,168, propranolol, which decreased $25,797, various amoxicillin products, which decreased $14,123, tramadol HCl and acetaminophen tablets, which decreased $5,779, glyburide/metformin, which decreased $4,480, cabergoline, which decreased $3,413, ranitidine HCl syrup, which decreased $2,288, and lower royalties driven by ondansetron tablets which launched during the fourth quarter of 2006. Partially offsetting these decreases were increased sales of metoprolol resulting from the launch of additional strengths in the third quarter of 2007 (increase of $30,956). Net sales of distributed products were approximately $87,040 or 56% of the Company’s total product revenues in the first quarter of 2008, and $118,830, or 51% of the Company’s total revenues in the first quarter of 2007. The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.

Revenues for the Strativa segment were $25,044 for the three months ended March 29, 2008, increasing $5,570, or 28.6%, from Strativa revenues of $19,474 for the three months ended March 31, 2007, due to increased net sales of Megace® ES.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $307,976 for the three months ended March 29, 2008 compared to $405,446 for the three months ended March 31, 2007. Deductions from gross revenues were $153,048 for the three months ended March 29, 2008 compared to $171,236 for the three months ended March 31, 2007. These deductions are discussed in the Notes to condensed consolidated financial statements – Note 6 – “Accounts Receivable.” The total gross-to-net sales adjustments as a percentage of gross sales increased to 49.7% for the three months ended March 29, 2008 compared to 42.2% for the three months ended March 31, 2007, primarily due to increased pricing pressure for key products and lower royalty income in 2008, tempered by improved returns experience and a trend toward customer net pricing programs. Among the top selling products that did not have sales in the corresponding prior year three month period were metoprolol succinate ER 50 mg, 100 mg, and 200 mg.

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

The following tables summarize the activity for the three months ended March 29, 2008 and March 31, 2007 in the accounts affected by the estimated provisions described below:

	For the three months ended March 29, 2008
	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Accounts receivable reserves
Chargebacks	$(46,006)	$(107,639)	$(539	)(1)	$110,197	$(43,987)
Rebates and incentive programs	(42,859)	(24,207)	(1,571)		35,678	(32,959)
Returns	(47,102)	(4,904)	4,293		7,220	(40,493)
Cash discounts and other	(16,158)	(12,274)	349		12,321	(15,762)
Total	$(152,125)	$(149,024)	$2,532		$165,416	$(133,201)

Accrued liabilities (2)	$(17,684)	$(7,361)	$805		$536	$(23,704)

	For the three months ended March 31, 2007
	Beginning Balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits Processed	Ending balance
Accounts receivable reserves
Chargebacks	$(51,891)	$(88,364)	$-	(1)	$92,531	$(47,724)
Rebates and incentive programs	(85,888)	(55,192)	2,699		50,889	(87,492)
Returns	(42,905)	(10,770)	(794)		6,099	(48,370)
Cash discounts and other	(18,038)	(14,382)	211		6,652	(25,557)
Total	$(198,722)	$(168,708)	$2,116		$156,171	$(209,143)

Accrued liabilities (2)	$(10,583)	$(4,644)	$-		$547	$(14,680)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)
Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates. The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171), March 31, 2007 ($332) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

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

Gross Margin

The Company’s gross margin of $49,521 (32.0% of total revenues) for the three months ended March 29, 2008 decreased $38,168 from $87,689 (37.4% of total revenues) for the three months ended March 31, 2007. This decrease in gross margin is attributed to the decreased sales of existing products resulting from competitive pressure and lower royalty income. The generic products gross margin of $30,132 (23.2% of generic revenues) for the three months ended March 29, 2008 decreased $43,351 from $73,483 (34.2% of generic revenues) for the three months ended March 31, 2007 primarily due to lower sales of fluticasone, propranolol, various amoxicillin products, tramadol HCl and acetaminophen tablets, glyburide/metformin, cabergoline and ranitidine syrup and lower royalties primarily from ondansetron tablets. Partially offsetting these decreases were increased sales of metoprolol resulting from the launch of additional strengths during the third quarter of 2007. Strativa gross margin of $19,389 (77.4% of Strativa revenues) for the three months ended March 29, 2008 increased by $5,183 from $14,206 (72.9% of Strativa revenues) for the three months ended March 31, 2007 due to higher net sales of Megace® ES. The Company’s gross margin percentage decreased from 37.4% to 32.0% driven primarily by the increased sales of lower margin metoprolol, lower royalty income and lower sales of higher margin products such as propranolol which launched in February of 2007, tempered by increased net sales of Megace® ES.

Operating Expenses

 Research and Development

The Company’s research and development expenses of $17,158 (11.1% of total revenues) for the three months ended March 29, 2008 increased $3,119, or 22.2%, from $14,039 (6.0% of total revenues) for the three months ended March 31, 2007. The increase in expense is primarily attributable to costs incurred in support of the Company’s strategy related to expansion of its Strativa segment, principally through in-licensing compounds in late-stage development. These increases are partially offset by lower costs of $1,903 related to PAR 101, which was divested in the first quarter of 2007.

In January 2008, the Company entered into an exclusive licensing agreement with Alfacell Corporation to acquire the commercialization rights to ONCONASE® (ranpirnase) in the United States and its territories. ONCONASE® is in Phase III clinical development for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos. Under the terms of the agreement, the Company made an initial payment of $5 million in cash to Alfacell, which was included in research and development expense.

Although there can be no such assurance, research and development expenses for 2008, including payments to be made to unaffiliated companies and milestone payments are expected to decrease by approximately 20% to 25% from 2007.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses of $31,346 for the three months ended March 29, 2008 decreased $1,211 or 3.7% from $32,557 for the three months ended March 31, 2007. The decrease in expense is driven by lower expenses related to sales and marketing of Megace® ES ($2,225), lower finance and accounting costs ($1,056), and lower stock –based compensation related employment costs. These savings were tempered by increased legal fees ($2,570) related to ongoing litigation.

Although there can be no such assurance, SG&A expenses, excluding the impact of Strativa spending for potential pre-launch activities, in 2008 are expected to decrease by 10% to 12% from fiscal year 2007 and may also fluctuate due to legal costs associated with the Company’s product litigations related to the success of its first-to-file generic strategy.

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

Gain on Sale of Product Rights and other

During the first quarter of 2008, the Company recognized a gain on the sale of product rights of $1,000 related to the sale of two ANDAs. In November 2007, the Company entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party that is seeking to commercialize Megace® ES outside of the U.S. The Company recorded $625 in the quarter ended March 29, 2008 when the Company’s obligations were fulfilled related to this agreement.

In May 2005 the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridium difficle-associated diarrhea. On February 27, 2007 in exchange for $20,000 the Company returned the marketing rights to Optimer and recorded a corresponding gain on the sale of product rights.

Realized Gain on Sale of Marketable Securities

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and recognized a pre-tax gain of approximately $1.4 million for the three month period ended March 31, 2007.

Equity in Loss of Joint Venture

Equity in loss of joint venture was $20 and $148 for the three months ended March 29, 2008 and March 31, 2007, respectively. The amounts represent the Company’s share of loss in the joint venture created with Rhodes Technology (“Rhodes”) which primarily relates to research and development costs incurred by the joint venture to develop ANDAs. Should the anticipated launch of product being developed by SVC be affected due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors, investment impairment charges may occur to the extent the Company is unable to recover the full value of its investment.

Interest Income

Interest income was $3,014 and $2,684 for the three months ended March 29, 2008 and March 31, 2007, respectively. Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

Interest expense was $1,667 and $1,718 for the three months ended March 29, 2008 and March 31, 2007, respectively. Interest expense principally includes interest payable on the Company’s convertible notes.

Income Taxes

The Company recorded a provision for income taxes of $1,443 and $22,353 for the three months ended March 29, 2008 and March 31, 2007, respectively. The Company’s effective tax rates for continuing operations for the three months ended March 29, 2008 and March 31, 2007 were 36% and 35%, respectively.

Discontinued Operations

In January 2006, the Company announced the divestiture of FineTech, effective December 31, 2005. The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from the Company’s Board of Directors. The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech. In January 2008, Dr. Gutman sold FineTech to a third party. Under the terms of the divestiture, the Company recorded a receivable of $505 on the condensed consolidated balance sheet as of March 29, 2008 to reflect the Company’s share of the net proceeds of the sale transaction and classified the $505 as discontinued operations on the condensed consolidated statement of operations for the three months ended March 29, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $231,193 at March 29, 2008 increased $31,061 from $200,132 at December 31, 2007. Cash provided by operations was $18,479 for the three months ended March 29, 2008 driven by net income from continuing operations of $2,526 and adjusted primarily for depreciation and amortization of $6,274 and share-based compensation of $3,463. Net accounts receivable increased by $19,853 driven primarily by timing of customer collections while inventories declined $19,704 driven by lower demand for certain products due to increased competitive pressures and seasonality, which the Company had planned for and due to timing of receipts of certain purchased finished goods. Payables due to distribution agreement partners increased $8,774 due mainly to higher sales of partnered products. Cash flows provided by investing activities of $13,076 were driven by net proceeds of $17,690 from the conversion of available for sale securities to shorter term investments that are classified as cash equivalents in response to market conditions that made investments in available for sale securities riskier than in prior periods, tempered by capital expenditures of $4,023. Cash used in financing activities of $494 was primarily due to the purchase of treasury stock related to shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

The Company’s working capital, current assets minus current liabilities, of $218,033 at March 29, 2008 increased $7,519 from $210,514 at December 31, 2007. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.69x at March 29, 2008 compared to 1.67x at December 31, 2007. The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are available for general corporate purposes. In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75,000 of the Company’s common stock, inclusive of the $17,800 remaining from the April 2004 authorization. The Company repurchased 1,643 shares of its common stock for approximately $31,400 pursuant to the expanded program in the fourth quarter of 2007. The authorized amount remaining for stock repurchases under the repurchase program was approximately $43,600, as of March 29, 2008.

In addition to its cash and cash equivalents, the Company had $67,893 of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of March 29, 2008. These available for sale debt securities were all available for immediate sale. The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its generic research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

As of March 29, 2008, the Company had payables due to distribution agreement partners of $45,253 related primarily to amounts due under profit sharing agreements, particularly including an amount owed to Pentech with respect to paroxetine. The Company is expected to pay substantially all of these amounts, with the exception of the payable due to Pentech, which is being disputed in current litigation with Pentech, out of its working capital during the first two months of the second quarter of 2008. In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech. The Company and Pentech are in dispute over the amount of gross profit share.

There have been no material changes to contractual obligations table presented as of December 31, 2007 in the Company’s Form 10-K.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development. These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses. Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations were not included in the contractual obligations table presented as of December 31, 2007 in the Company’s Form 10-K. Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies. The total amount that ultimately could be due under agreements with contingencies is approximately $64,000 as of March 29, 2008.

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

Financing

At March 29, 2008, the Company’s total outstanding short and long-term debt, including the current portion, was $200,000. The amount consisted of senior subordinated convertible notes that the Company sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events. Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted. The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to the maturity date. The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith. Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s condensed consolidated balance sheet as of March 29, 2008. Refer to Notes to condensed consolidated financial statements – Note 14 – “Commitments, Contingencies and Other Matters.”

Critical Accounting Policies and Use of Estimates

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Company capitalizes costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value. The Company could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors. If these risks were to materialize and the launch of such product were significantly delayed, the Company may have to write-off all or a portion of such pre-launch inventories and such amounts could be material. As of March 29, 2008, the Company had inventories related to products that were not available to be marketed of $9.2 million, comprised of research and development inventories of $2.2 million, and pre-launch inventories of $7.0 million, of which $5.6 million is for a specific partnered product anticipated to launch in the second quarter of 2008. Should the launch be delayed inventory write-offs may occur to the extent the Company is unable to recover the full value of its inventory investment.

Recent Accounting Pronouncements Adopted as of January 1, 2008

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. The Company’s adoption of the provisions of EITF 07-3, beginning January 1, 2008 did not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities. The Company did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore the Company’s adoption of SFAS 159 did not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. The Company’s adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies. The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency and municipal securities, and corporate bonds. These instruments are classified as available for sale securities for financial reporting purposes. A ten percent increase in interest rates would cause the fair value of the Company’s investments in available for sale debt securities to decline by approximately $0.3 million. Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values. For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease interest income by approximately $1.0 million. The Company does not have any financial obligations exposed to variability in interest rates.

The following table summarizes the available for sale securities that subject the Company to market risk at March 29, 2008 and December 31, 2007:

	March 29, 2008	December 31, 2007
Securities issued by government agencies	$26,262	$46,201
Debt securities issued by various state and local municipalities and agencies	36,611	24,223
Other debt securities	8,429	13,991
Marketable equity securities available for sale	2,550	2,650
Auction rate securities	-	5,000
Total	$73,852	$92,065

Marketable equity securities available for sale

In addition to the investments described above, the Company is also subject to market risk in respect to its investment in Hana. In August 2007, the Company made an equity investment in Hana for $5.0 million at a contractually agreed premium to the prevailing market price. Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007. The Company has classified its investment in Hana as a noncurrent asset on its consolidated balance sheet as of March 29, 2008 due to its contractual obligations with Hana and its ability and intent to hold the investment for a reasonable period of time (not anticipated to be less than 12 months) sufficient for a recovery of fair value up to (or beyond) the cost of the investment. The Company recorded an unrealized loss of $1.3 million as of March 29, 2008, which is included in other comprehensive income to reflect the estimated fair value of its investment in Hana. A 10% adverse change in the market price of Hana common stock would impact the fair value of the investment by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of March 29, 2008. Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 29, 2008 because it has not yet been concluded that the material weakness in the Company’s internal control over financial reporting related to the recording of proper income tax benefits from discontinued operations reported as of December 31, 2007 in the Company’s Form 10-K has been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended March 29, 2008, except for the implementation of measures described below under “Remediation of Material Weakness”.

Remediation of Material Weakness

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

The Company anticipates that these actions will remediate the material weakness. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2008.

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

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007. The Company intends, and the members of management named as defendants have stated their intentions, to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey. On June 29, 2007, the plaintiffs filed their amended complaint and in connection therewith, dropped their claims related to the alleged stock option backdating. Defendants have made a motion to dismiss the complaint, which motion has been fully briefed. The Company intends and each of the individuals named as defendants have stated their intentions to vigorously defend against the remaining allegations.

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

The Company believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, the Company believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. Under the Indenture, the Company is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, the Company’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), the Company provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. The Company’s Form 10-Q did not include the Company’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to the Company’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, the Company filed a Form 12b-25 Notification of Late Filing disclosing the omissions. The Company’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, the Company believes that it complied with the Indenture provision in question.

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

Patent Related Matters

On July 15, 2003, the Company filed a lawsuit against Roxane Laboratories, Inc. (“Roxane”) in the United States District Court for the District of New Jersey. The Company alleged that Roxane had infringed the Company’s U.S. Patents numbered 6,593,318 and 6,593,320 and that the infringement was willful. Roxane has denied these allegations and has counterclaimed for declaratory judgments of non-infringement and invalidity of both patents. On September 8, 2006, the Court issued a claim construction ruling on certain claim terms in dispute between the parties. Based on that construction, the Court ruled in favor of the Company and dismissed Roxane’s motion for summary judgment of non-infringement. On November 8, 2006, the Court ruled that the claims at issue in these patents were invalid as non-enabled on summary judgment. On December 8, 2006, the Company appealed the ruling to the Federal Circuit Court of Appeals, highlighting the district court’s failure to apply its own claim construction and to consider the testimony of the Company’s experts before awarding summary judgment to Roxane. On October 26, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the New Jersey District Court's ruling of invalidity for non-enablement. In January 2008, the District Court conducted a hearing on Roxane’s application for attorneys’ fees under 35 U.S.C. section 285. Briefs in opposition for both sides were filed on March 10, 2008 and a motion hearing was set for April 7, 2008. On April 10, 2008, the District Court rejected Roxane’s request for attorneys’ fees.

On March 10, 2006, Apotex Inc. and Apotex Corp. (“Apotex”) filed a lawsuit against the Company in the United States District Court for New Jersey, seeking a declaratory judgment that four of the Company’s patents relating to megestrol acetate oral suspension are invalid, unenforceable and not infringed by an Apotex product that was launched in the third quarter of 2006. The Company has moved for a preliminary injunction against Apotex pending resolution of the litigation and has asserted counterclaims that the Apotex product infringes at least one claim of U.S. Patent 6,593,318. The Company was granted a stay and the action was terminated without prejudice on April 9, 2007 pending final resolution of the Roxane appeal. On February 6, 2008, a joint stipulation of dismissal and order with prejudice was signed by the Judge in the case with each party only liable for its own costs and attorneys’ fees.

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

The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®. Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product. The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company. Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product. As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003. The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock. Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product. On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product. On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million. The lawsuit was resolved by settlement. The settlement and license agreement terminates all on-going litigation. The settlement and license agreement also permits the Company to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue. On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act. The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims with expert discovery due to the Court by June 13, 2008. The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware (Reliant Pharmaceuticals, Inc. v. Par Pharmaceutical Inc., (Civil Action Nos. 06-CV-774-JJF)). Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules. On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules. The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable. A scheduling order has been entered under which a claim construction hearing was held on April 2, 2008 and under which all fact and expert discovery will be completed by May 30, 2008. The parties have begun discovery and Reliant has filed a motion to disqualify the Company’s counsel, a motion that was denied in September 2007 with ongoing written discovery on the issue. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride. On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent. A subsequent complaint was served on July 2, 2007 in the same District Court. The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent. The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent. On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008. The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection. The Company and MN filed their answer and counterclaims on October 10, 2007. On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents. The Company and MN filed their answer and counterclaim on February 20, 2008. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company filed its answer and counterclaims on October 24, 2007. The Company filed its amended answer and counterclaims on November 19, 2007. On April 3, 2008, the Judge in Delaware ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation. The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware. On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey. The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules. Elan filed an amended Complaint on October 15, 2007. The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules. The Company and IPC filed their answer and counterclaims in the Delaware case on November 19, 2007. Celgene and Novartis filed an amended complaint on October 15, 2007 and the Company and IPC filed their answer and counterclaims in the New Jersey case on November 20, 2007. The Company and IPC filed an amended answer in Delaware December 12, 2007, and Elan filed their answer and motion to consolidate the cases on January 2, 2008. On February 20, 2008, the judge in the Delaware litigation consolidated all 4 related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery and August 17, 2009 as the date for a bench trial. A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery. The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. The Company filed its answer and counterclaims on October 17, 2007. A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes. The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The Company filed its answer on January 10, 2008 and filed its amended answer and counterclaims on January 30, 2008. On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. The Company intends to defend this action vigorously against Santarus and Missouri.

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

With respect to the Illinois action, the United States District Court for the District of Massachusetts granted the State of Illinois' motion to remand on September 17, 2007. The case was remanded to the Circuit Court of Cook County, Illinois. On November 19, 2007, certain defendants, including the Company, filed a new joint motion to dismiss the First Amended Complaint. This motion is currently pending.

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

In March 2008, the Company received a letter request from the Attorney General of the State of Michigan. The request seeks documents and information relating to nominal price transactions. The Company is responding to the request and will cooperate with the inquiry.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s 2007 Annual Report on Form 10-K. Please refer to that section for disclosures regarding certain risks and uncertainties related to the Company’s business and operations.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending March 29, 2008 Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2008 through January 26, 2008	23,546	N/A	-	-
January 27, 2008 through February 23, 2008	401	N/A	-	-
February 24, 2008 through March 29, 2008	29,411	N/A	-	2,517,860
Total	53,358	N/A	-

(1)
In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock. Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes. On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization. The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 29, 2008. The repurchase program has no expiration date.

(2)
The total number of shares purchased represents 53,358 shares surrendered to the registrant to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and issuance of stock in connection with restricted stock units issued to employees.

(3)	Based on the closing price of the Company’s common stock on the New York Stock Exchange of $17.30 at March 28, 2008.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Patrick G. LePore (filed herewith).

10.2	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Gerard A. Martino (filed herewith).

10.3	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Thomas J. Haughey (filed herewith).

10.4	Employment Agreement, dated as of March 3, 2008, by and between the Company, Par Pharmaceutical, Inc. and Veronica Lubatkin (filed herewith).

10.5	Employment Agreement, dated as of March 5, 2008, by and between the Company, Par Pharmaceutical, Inc. and Paul V. Campanelli (filed herewith).

10.6	Employment Agreement, dated as of March 6, 2008, by and between the Company, Par Pharmaceutical, Inc. and John MacPhee (filed herewith).

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

Date: May 8, 2008	/s/ Patrick G. LePore
Patrick G. LePore
Chairman, President and Chief Executive Officer

Date: May 8, 2008	/s/ Veronica A. Lubatkin
Veronica A. Lubatkin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Patrick G. LePore (filed herewith).

10.2	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Gerard A. Martino (filed herewith).

10.3	Employment Agreement, dated as of March 4, 2008, by and between the Company, Par Pharmaceutical, Inc. and Thomas J. Haughey (filed herewith).

10.4	Employment Agreement, dated as of March 3, 2008, by and between the Company, Par Pharmaceutical, Inc. and Veronica Lubatkin (filed herewith).

10.5	Employment Agreement, dated as of March 5, 2008, by and between the Company, Par Pharmaceutical, Inc. and Paul V. Campanelli (filed herewith).

10.6	Employment Agreement, dated as of March 6, 2008, by and between the Company, Par Pharmaceutical, Inc. and John MacPhee (filed herewith).

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).