Form 10-Q
period 2008-06-28
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2008-08-07
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2008

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

Large accelerated filer [X]

Accelerated filer [   ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

Number of shares of the Registrant’s common stock outstanding as of July 31, 2008: 34,519,183

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 28, 2008

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 28, 2008 and

December 31, 2007

3

Condensed Consolidated Statements of Operations for the three months and six months ended June 28, 2008 and June 30, 2007

4

Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2008 and June 30, 2007

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

41

Item 4.

 Controls and Procedures

  42

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  43

Item 1A.

Risk Factors

47

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 4.

Submission of Matters to a Vote of Security Holders

48

Item 6.

Exhibits

49

SIGNATURES

50

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$177,656	$200,132
Available for sale debt and marketable equity securities	115,306	85,375
Accounts receivable, net	61,284	64,182
Inventories	51,774	84,887
Prepaid expenses and other current assets	15,684	14,294
Deferred income tax assets	54,868	56,921
Income taxes receivable	21,715	17,516
Total current assets	498,287	523,307

Property, plant and equipment, at cost less accumulated depreciation and amoriization	84,771	82,650
Available for sale debt and marketable equity securities	5,156	6,690
Investment in joint venture	-	6,314
Other investments	2,500	2,500
Intangible assets, net	55,350	36,059
Goodwill	63,729	63,729
Deferred financing costs and other assets	2,085	2,544
Non-current deferred income tax assets, net	59,252	57,730
Total assets	$771,130	$781,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable	27,850	32,200
Payables due to distribution agreement partners	44,885	36,479
Accrued salaries and employee benefits	8,807	16,596
Accrued expenses and other current liabilities	31,196	27,518
Total current liabilities	312,738	312,793

Long-term debt, less current portion	-	-
Other long-term liabilities	32,108	30,975
Commitments and contingencies	-	-

Stockholders' equity
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none
issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
37,187,155 and 36,460,461 shares	372	364
Additional paid-in capital	282,033	274,963
Retained earnings	212,718	230,195
Accumulated other comprehensive loss	(1,235)	(1,362)
Treasury stock, at cost 2,666,226 and 2,604,977 shares	(67,604)	(66,405)
Total stockholders' equity	426,284	437,755
Total liabilities and stockholders’ equity	$771,130	$781,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenues:
Net product sales	$108,289	$160,014	$259,526	$382,603
Other product related revenues	4,648	7,626	8,339	19,247
Total revenues	112,937	167,640	267,865	401,850
Cost of goods sold	87,829	111,085	193,236	257,606
Gross margin	25,108	56,555	74,629	144,244
Operating expenses:
Research and development	15,955	14,277	33,113	28,316
Selling, general and administrative	36,690	33,999	68,037	66,556
Settlements, net	-	-	-	(578)
Total operating expenses	52,645	48,276	101,150	94,294
Gain on sale of product rights and other	(500)	-	(2,125)	(20,000)
Operating (loss) income	(27,037)	8,279	(24,396)	69,950
Other (expense) income, net	-	(30)	-	(49)
Equity in loss of joint venture	(310)	(80)	(330)	(228)
Loss on marketable securities and other investments, net	(433)	(6,040)	(433)	(4,643)
Interest income	2,129	3,901	5,143	6,585
Interest expense	(1,667)	(1,727)	(3,334)	(3,445)
(Loss) income from continuing operations before provision for income taxes	(27,318)	4,303	(23,350)	68,170
(Benefit) provision for income taxes	(7,523)	1,505	(6,081)	23,858
(Loss) income from continuing operations	(19,795)	2,798	(17,269)	44,312
Discontinued operations:
Gain from discontinued operations	-	-	505	-
Provision for income taxes	268	-	713	-
Loss from discontinued operations	268	-	208	-
Net (loss) income	($20,063)	$2,798	($17,477)	$44,312

Basic (loss) earnings per share of common stock:
(Loss) income from continuing operations	$(0.59)	$0.08	$(0.52)	$1.28
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net (loss) income	$(0.60)	$0.08	$(0.53)	$1.28

Diluted (loss) earnings per share of common stock:
(Loss) income from continuing operations	$(0.59)	$0.08	$(0.52)	$1.27
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net (loss) income	$(0.60)	$0.08	$(0.53)	$1.27

Weighted average number of common shares outstanding:
Basic	33,304	34,676	33,262	34,647
Diluted	33,304	34,943	33,262	34,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(17,477)	$44,312
Deduct: Loss from discontinued operations, net of tax	208	-
(Loss) income from continuing operations	$(17,269)	$44,312

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	441	-
Depreciation and amortization	11,473	13,940
Loss on marketable securities and other investments, net	433	4,643
Equity in loss of joint venture	330	228
Allowances against accounts receivable	(47,141)	(12,477)
Share-based compensation expense	7,152	9,420
Loss on disposal of fixed assets	162	30
Excess tax benefits on exercise of nonqualified stock options	(197)	(362)
Other	(55)	184
Changes in assets and liabilities:
Decrease in accounts receivable	50,039	64,397
Decrease in inventories	33,113	22,543
Decrease (increase) in prepaid expenses and other assets	2,823	(5,262)
Decrease in accounts payable, accrued expenses and other liabilities	(14,894)	(6,517)
Increase (decrease) in payables due to distribution agreement partners	8,406	(15,831)
(Increase) decrease in net income taxes receivable	(4,245)	4,328
Net cash provided by operating activities	30,571	123,576

Cash flows from investing activities:
Capital expenditures	(8,656)	(3,599)
Purchases of intangibles	(20,000)	(600)
Purchases of available for sale debt securities	(81,710)	(124,013)
Proceeds from maturity and sale of available for sale debt and marketable equity securities	56,430	62,066
Proceeds from settlement with liquidated fund	1,667	-
Proceeds from sale of other investments	-	16,588
Acquisition of subsidiary, contingent payment	-	(5,000)
Capital contributions to joint venture	(728)	(1,392)
Proceeds from sale of fixed assets	-	14
Net cash used in investing activities	(52,997)	(55,936)
Net cash provided by investing activities from discontinued operations	505	-

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	304	211
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	143	-
Excess tax benefits on exercise of nonqualified stock options	197	362
Purchase of treasury stock	(1,199)	(1,333)
Payments of short-term debt related to financed insurance premiums	-	(3,600)
Principal payments under long-term and other borrowings	-	(33)
Net cash used in financing activities	(555)	(4,393)

Net (decrease) increase in cash and cash equivalents	(22,476)	63,247
Cash and cash equivalents at beginning of period	200,132	120,991
Cash and cash equivalents at end of period	$177,656	$184,238

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	$(2,276)	$19,530
Interest	$2,875	$2,986

Non-cash transactions:
Increase in fair value of available for sale debt and marketable equity securities	$217	$4,906
Capital expenditures incurred but not yet paid	$1,963	$224
Available for sale debt securities acquired but funds not yet disbursed	$5,000	$-
Nonmonetary exchange of investment in joint venture for a prepaid asset and an intangible asset	$7,576	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2008

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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at June 28, 2008 and for the three-month and six-month periods ended June 28, 2008 and June 30, 2007 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

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

Note 2 – Recent Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”).  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company’s senior subordinated convertible notes are subject to FSP APB 14-a.  Upon conversion, the Company has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on the Company’s condensed consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Early adoption is not permitted.  The Company is currently evaluating the proposed new rules and the impact on its senior subordinated convertible notes (Note 11) and the related impact on its condensed consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States.  SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS 162 to have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements.  A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  The Company is currently evaluating the potential impact of adopting EITF 07-1 on its condensed consolidated financial statements, but does not expect a material impact upon adoption.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is required to record and disclose business combinations following existing GAAP until January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities.  The Company did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore the Company’s adoption of SFAS 159 did not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities.  The Company’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its condensed consolidated financial statements.  Refer to Note 19, “Fair Value Measurements".

Note 3 - Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006.  SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value.   Under SFAS 123R, the Company recognizes share-based compensation ratably over the service period applicable to the award.  SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with SFAS 123R, $197 and $362 of excess tax benefits for the six months ended June 28, 2008 and June 30, 2007, respectively, have been classified as both an operating cash outflow and financing cash inflow.

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

As of June 28, 2008, there were approximately 5.6 million shares of common stock available for future stock option grants.  The Company issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Risk-free interest rate	-	4.7%	3.0%	4.6%
Expected life (in years)	-	6.3	6.3	6.2
Expected Volatility	-	51.3%	48.5%	53.7%
Dividend	-	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin 107.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  The Company will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted.  SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The Company did not grant any options in the three month period ended

June 28, 2008.  The weighted average per share fair values of options granted in the three month period ended June 30, 2007 was $15.38.  The weighted average per share fair values of options granted in the six month periods ended June 28, 2008 and June 30, 2007 were $9.92 and $13.95, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and six-month periods ended June 28, 2008 and June 30, 2007:

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of sales	$76	$190	$138	$358
Research and development	190	474	346	896
Selling, general and administrative	686	1,709	1,246	3,227
Total, pre-tax	$952	$2,373	$1,730	$4,481
Tax benefit of share-based compensation	(362)	(925)	(658)	(1,747)
Total, net of tax	$590	$1,448	$1,072	$2,734

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.02 and $0.04 per share for the three month periods ended June 28, 2008 and June 30, 2007, respectively, and $0.03 and $0.08 for the six-month periods ended June 28, 2008 and June 30, 2007, respectively.

The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at December 31, 2007	4,526	$34.76
Granted	2	19.56
Exercised	(43)	7.10
Forfeited	(153)	40.59
Balance at June 28, 2008	4,331	$34.82	5.3	$1,316
Exercisable at June 28, 2008	3,567	$37.31	4.7	$1,237
Vested and expected to vest at June 28, 2008	4,244	$35.08	5.0	$1,295

The total fair value of shares vested during the three-month periods ended June 28, 2008 and June 30, 2007 was $751 and $2,794, respectively.  The total fair value of shares vested during the six-month periods ended June 28, 2008 and June 30, 2007, was $6,004 and $9,295, respectively.  As of June 28, 2008, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $7,957.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.1 years.

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

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month and six-month periods ended June 28, 2008 and June 30, 2007 was as follows:

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of sales	$160	$163	$324	$278
Research and development	399	406	809	694
Selling, general and administrative	1,435	2,776	2,910	3,967
Total, pre-tax	$1,994	$3,345	$4,043	$4,939
Tax benefit of stock-based compensation	(758)	(1,305)	(1,537)	(1,927)
Total, net of tax	$1,236	$2,040	$2,506	$3,012

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2007	698	$26.35
Granted	325	21.44
Vested	(164)	29.50
Forfeited	(29)	25.57
Non-vested balance at June 28, 2008	830	$23.83	$13,349

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2007	173	$23.53
Granted	32	22.31
Vested	(17)	29.01
Forfeited	(9)	21.68
Non-vested balance at June 28, 2008	179	$22.89	$2,870

As of June 28, 2008, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $20.4 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.7 years.  At June 28, 2008, approximately 0.9 million shares remain available for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Restricted Stock Grants With Market Conditions

In the first quarter of 2008, the Company issued restricted stock grants with market conditions.  Restricted stock grants issued to certain employees of the Company have a three-year cliff vesting schedule and are contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return ("TSR") on the Company’s common stock exceeds a minimum TSR relative to the Company’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index ("S&P 400") over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of 720 shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if the Company’s TSR is below 6% annualized return over the three-year vesting period.  Any shares earned will be distributed after the end of the three-year period.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

        The effect of the market conditions on the restricted stock issued to certain employees of the Company is reflected in the fair value on the grant date.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for the Company, its peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero for the Company.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of the Company's stock-based compensation related to its restricted stock grants with market conditions recognized in the Company's financial statements for the three-month and six-month periods ended June 28, 2008 and June 30, 2007:

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of sales	$ 59	$ -	$ 110	$ -
Research and development	149	-	276	-
Selling, general and administrative	535	-	993	-
Total, pre-tax	$ 743	$ -	$ 1,379	$ -
Tax benefit of stock-based compensation	(282)	-	(524)	-
Total, net of tax	$ 461	$ -	$ 855	$ -

        As of June 28, 2008, $7.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions, is expected to be recognized over a weighted average period of approximately 2.5 years.

The following is a summary of the Company’s restricted stock grants with market conditions activity (shares in thousands):

		Weighted Average
		Grant Date	Aggregate
		Fair Value	Intrinsic
	Shares	Per Share	Value
Non-vested balance at December 31, 2007	-	$ -
Granted	384	24.78
Vested	-	-
Forfeited	(4)	24.78
Non-vested balance at June 28, 2008	380	$24.78	$6,111

        The total grant date fair value of restricted stock grants with market conditions during the six-month period ended June 28, 2008 was $8.9 million.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of the Company’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 4 shares and 8 shares during the three-month and six-month periods ended June 28, 2008.  There was no Program activity during the three-month and six-month periods ended June 30, 2007 as the Program was suspended by the Company from July 2006 to December 2007.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At June 28, 2008 and December 31, 2007, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 19 “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at June 28, 2008:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$56,297	$ -	($241)	$56,056
Debt securities issued by various state and local municipalities and agencies	36,237	112	-	36,349
Other debt securities	28,169		(1,862)	26,307
Available for sale debt securities	120,703	112	(2,103)	118,712

Marketable equity securities available for sale - Hana Biosciences, Inc.	1,750	-	-	1,750

Total	$122,453	$112	($2,103)	$120,462

Of the $2.1 million of unrealized loss as of June 28, 2008, $1.7 million has been in an unrealized loss position for greater than one year.  The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due to its assessment that all amounts due according to the contractual terms of the related debt security will be collected and its ability and intent to hold the related debt security for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investment.  As a result, the Company has classified this debt security that matures in 2015 as a noncurrent asset on its condensed consolidated balance sheet as of June 28, 2008 due to its intent to hold the investment for a period of time greater than 12 months.  All other available for sale debt securities are classified as current.

The Company recorded a loss of $2.1 million in the condensed consolidated statement of operations for the quarter ended June 28, 2008, which represented an other-than-temporary impairment of the Company’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the unrealized loss and the duration of the period that the investment has been in an unrealized loss position.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  The Company has classified its investment in Hana (at the revised cost of $1.8 million) as a noncurrent asset on its condensed consolidated balance sheet as of June 28, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

The Company recorded an investment loss of $6.0 million in the three months ended June 30, 2007 relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the three months ended June 28, 2008, the Company reached a settlement in connection with the fund and received $1.7 million, which the Company recognized as a gain and included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

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

Auction Rate Securities

Auction rate securities were classified as short-term available for sale debt securities as of December 31, 2007.  Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.  Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset.  All of the Company’s auction rate securities were tax-exempt or tax-advantaged as of December 31, 2007.  All of the Company’s auction rate securities were tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities were insured by insurance companies as of December 31, 2007.  Given the negative liquidity conditions in the global credit markets, there were failed auctions and related impairments relating to auction rate securities in late 2007 and in January and February 2008, including those auction rate securities tied to various municipalities.  The Company’s auction rate securities did not experience any failed auctions and the Company sold its remaining auction rate securities during the three months ended March 29, 2008.

 The following is a summary of the contractual maturities of the Company’s available for sale debt securities at June 28, 2008:

	June 28, 2008
		Estimated Fair
	Cost	Value
Less than one year	$27,456	$27,425
Due between 1-2 years	57,213	57,144
Due between 2-5 years	30,971	30,737
Due after 5 years	5,063	3,406
Total	$120,703	$118,712

Note 5 - Other Investments:

Balance at June 28, 2008	Carrying Value
IntelliPharmaCeutics Ltd.	$2,500
Total other investments	$2,500

Balance at December 31, 2007	Carrying Value
IntelliPharmaCeutics Ltd.	$2,500
Total other investments	$2,500

 In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company.  The terms of the agreement included a $5.0 million private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd.  The Company recorded its investment in IPC Corp. at $2.5 million based on the Company’s assessment of the fair value of its investment and charged $2.5 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  Because IPC Ltd. is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value become other-than-temporary.  At June 28, 2008 and December 31, 2007, the Company believed the carrying values of its cost method investment were not other–than-temporarily impaired.

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

	June 28,	December 31,
	2008	2007

Gross trade accounts receivable	$166,288	$216,327
Chargebacks	(31,129)	(46,006)
Rebates and incentive programs	(23,814)	(42,859)
Returns	(38,898)	(47,102)
Cash discounts and other	(11,144)	(16,158)
Doubtful accounts	(19)	(20)
Accounts receivable, net	$61,284	$64,182

Allowance for doubtful accounts
	For the six-month period ended
	June 28, 2008	June 30, 2007
Balance at beginning of period	($20)	($2,465)
Additions – charge to expense	-	-
Adjustments and/or deductions	1	2,444
Balance at end of period	($19)	($21)

The following tables summarize the activity for the six months ended June 28, 2008 and June 30, 2007, respectively, in the accounts affected by the estimated provisions described below:

	For the six months ended June 28, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(46,006)	$(198,996)	$(539)	(1)	$214,412	$(31,129)
Rebates and incentive programs	(42,859)	(42,513)	(1,571)	(3)	63,129	(23,814)
Returns	(47,102)	(8,323)	4,293	(4)	12,234	(38,898)
Cash discounts and other	(16,158)	(23,777)	349		28,442	(11,144)
Total	$(152,125)	$(273,609)	$2,532		$318,217	$(104,985)

Accrued liabilities (2)	$(17,684)	$(13,966)	$(192)		$8,183	$(23,659)

	For the six months ended June 30, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(168,087)	$ -	(1)	$179,301	$(40,677)
Rebates and incentive programs	(85,888)	(100,867)	2,699		110,448	(73,608)
Returns	(42,905)	(22,573)	(3,164)		14,235	(54,407)
Cash discounts and other	(18,038)	(33,439)	211		31,269	(19,997)
Total	$(198,722)	$(324,966)	$(254)		$335,253	$(188,689)

Accrued liabilities (2)	$(10,583)	$(8,611)	$ -		$3,416	$(15,778)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.  The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171), June 30, 2007 ($573) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentive programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the six-month period ended June 28, 2008 of a customer dispute over invalid customer deductions taken in prior periods, and an update to management’s prior period returns estimates relating to the loss of a customer for a certain generic product and branded products based on new returns information that became available during the six-month period ended June 28, 2008.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 68% and 60% of the Company’s net product sales were derived from the wholesale distribution channel for the three months ended June 28, 2008 and June 30, 2007, respectively.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying the Company’s products or replace competing products in their distribution channels with products sold by the Company.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with the Company.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products.  The Company may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  The Company does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them.  The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

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

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) the Company generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates.  Additionally the Company considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Major Customers

The amounts due from the Company’s four largest customers, McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health Inc., and Walgreen Co., accounted for approximately 35%, 26%, 12% and 3%, respectively, of the gross accounts receivable balance at June 28, 2008 and approximately 31%, 21%, 17%, and 7%, respectively, of the gross accounts receivable balance at December 31, 2007.

Note 7 - Inventories:

	June 28,	December 31,
	2008	2007
Raw materials and supplies	$16,445	$22,815
Work-in-process	3,838	2,630
Finished goods	31,491	59,442
	$51,774	$84,887

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $1.8 million and $7.7 million for the quarters ended June 28, 2008 and June 30, 2007, respectively.   Inventory write-offs were $4.9 million and $12.3 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value.  The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of June 28, 2008, the Company had inventories related to products that were not yet available to be sold of $3.4 million.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories	June 28,	December 31,
	2008	2007
Raw materials and supplies	$468	$1,183
Work-in-process	110	153
Finished goods	2,832	5,086
	$3,410	$6,422

Pre-launch inventories were mainly comprised of a specific partnered product ($2.7 million at June 28, 2008 and $5.1 million at December 31, 2007), respectively.  Should the launch of the specific partnered product anticipated for 2008 be delayed, inventory write-offs may occur, as early as the third quarter of 2008,  to the extent the Company is unable to recover the carrying value of such inventory.   The remaining balance in each period was comprised of several other pre-launch products for which regulatory approval has been applied for but not yet received.  None of the other pre-launch products accounted for more than 1% of the total inventory balance at June 28, 2008 and December 31, 2007, on an individual basis.  Write-offs of pre-launch inventories, net of allocation to a partner, were $1.0 million and $0.03 million for the quarters ended June 28, 2008 and June 30, 2007, respectively.   Write-offs of pre-launch inventories, net of allocation to a partner, were $2.0 million and $0.6 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively.

Note 8 – Property, Plant and Equipment, net:

	June 28,	December 31,
	2008	2007
Land	$1,882	$1,882
Buildings	25,985	25,947
Machinery and equipment	51,001	49,302
Office equipment, furniture and fixtures	5,564	5,476
Computer software and hardware	30,534	28,989
Leasehold improvements	14,784	14,865
Construction in progress	12,113	8,205
	141,863	134,666
Less accumulated depreciation and amortization	57,092	52,016
	$84,771	$82,650

Depreciation and amortization expense related to property, plant and equipment was $3,084 and $3,288 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $6,942 and $6,831 for the six months ended June 28, 2008 and June 30, 2007, respectively.

Note 9 - Intangible Assets, net:

	June 28,	December 31,
	2008	2007
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $2,870 and $2,155	$7,131	$7,846
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $3,540 and $3,193	4,947	5,294
Ivax License Agreement, net of accumulated amortization of $6,178 and $5,068	1,822	2,932
Paddock Licensing Agreement, net of accumulated amortization of $1,750 and $1,250	4,250	4,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	25,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,222 and $6,860	3,612	3,973
SVC Pharma, Inc. License and Distribution Agreement, net of accumulated amortization of $0	3,822	-
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $10,585 and $9,749	1,114	1,950
FSC Laboratories Agreement, net of accumulated amortization of $4,064 and $3,814	1,757	2,008
Intellectual property, net of accumulated amortization of $1,077 and $940	1,614	1,751
Other intangible assets, net of accumulated amortization of $4,967 and $4,693	281	555
	$55,350	$36,059

The Company recorded amortization expense related to intangible assets of $4,531 and $7,109, respectively, for the six month periods ended June 28, 2008 and June 30, 2007, and such expense is included in cost of goods sold.

During the three-month period ended June 28, 2008, the Company invested $20,000 as part of an amendment to its agreement with Spectrum Pharmaceuticals pursuant to which the Company increase d its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) i njection ..  Based on a settlement agreement between Spectrum Pharmaceuticals and GSK, the Company will be permitted to sell generic versions of certain sumatriptan injection products with an expected launch date no later than November 2008.  This agreement will be amortized over a useful life of three years commencing with the launch of the product.

During the three-month period ended June 28, 2008, the Company reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Refer to Note 15, “Investment in Joint Venture” for further details.

Amortization expense related to the intangible assets currently being amortized is expected to total approximately $12,151 for the remainder of 2008, $18,075 in 2009, $13,075 in 2010, $7,806 in 2011, $3,492 in 2012 and $751 thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of June 28, 2008, the Company believes its net intangible assets are recoverable.

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

Current deferred income tax assets at June 28, 2008 and December 31, 2007 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at June 28, 2008 and December 31, 2007 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for continuing operations for the three months ended June 28, 2008 and June 30, 2007 were 28% and 35%, respectively.  The Company’s effective tax rates for the six months ended June 28, 2008 and June 30, 2007 were 26% and 35%, respectively.

Note 11 - Long-Term Debt:

Long-Term Debt

	June 28,	December 31,
	2008	2007
Senior subordinated convertible notes (a)	$200,000	$200,000
Less current portion	(200,000)	(200,000)
	$-	$-

(a)

The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year. The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to their maturity date.  On June 28, 2008, the senior subordinated convertible notes had a quoted market value of approximately $180,500.  See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% Senior Subordinated Convertible Notes due 2010 and the related litigation.  Until the matter is resolved, the Company is recording the payment obligations as a current liability as of June 28, 2008 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.  Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.

Note 12 - Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Loss accounts during the six-month period ended June 28, 2008 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Loss
Balance, December 31, 2007	36,461	$364	$274,963	$(1,362)
Unrealized gain on available for sale securities, net of tax	-	-	-	127
Exercise of stock options	43	-	304	-
Tax benefit from exercise of stock options	-	-	197	-
Tax deficiency related to vesting of restricted stock	-	-	(664)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	143	-
Forfeitures of restricted stock	(34)	-	-	-
Issuances of restricted stock	717	8	(8)	-
Compensatory arrangements	-	-	7,152	-
Other	-	-	(54)	-
Balance, June 28, 2008	37,187	$372	$282,033	$(1,235)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Comprehensive Income:
Net (loss) income	$(20,063)	$2,798	$(17,477)	$44,312
Other comprehensive income:
Unrealized gain (loss) on available for sale securities, net of tax	445	(683)	127	2,957
Comprehensive (loss) income	$(19,618)	$2,115	$(17,350)	$47,269

In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock.  Repurchases are made from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so, subject to compliance with applicable securities laws.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 28, 2008.  The repurchase program has no expiration date.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

(Loss) income from continuing operations	$(19,795)	$2,798	$(17,269)	$44,312

Loss from discontinued operations	-	-	505	-
Provision for income taxes	268	-	713	-
Loss from discontinued operations	268	-	208	-
Net (loss) income	$(20,063)	$2,798	$(17,477)	$44,312

Basic:
Weighted average number of common shares outstanding	33,304	34,676	33,262	34,647

(Loss) income from continuing operations	$(0.59)	$0.08	$(0.52)	$1.28
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net (loss) income per share of common stock	$(0.60)	$0.08	$(0.53)	$1.28

Assuming dilution:
Weighted average number of common shares outstanding	33,304	34,676	33,262	34,647
Effect of dilutive securities	-	267	-	323
Weighted average number of common and common equivalent shares outstanding	33,304	34,943	33,262	34,970

(Loss) income from continuing operations	$(0.59)	$0.08	$(0.52)	$1.27
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net (loss) income per share of common stock	$(0.60)	$0.08	$(0.53)	$1.27

Outstanding options of 4,103 and 3,887 as of June 28, 2008 and June 30, 2007, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since the Company had a net loss for the three months and six months ended June 28, 2008, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  As of June 28, 2008, restricted stock grants with market conditions were not included in the calculation of diluted earnings per share because the Total Stockholder Return ("TSR") on the Company’s common stock did not exceed a minimum TSR relative to the Company’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of June 28, 2008 and June 30, 2007.  The warrants related to the notes are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 shares of common stock at an exercise price of $47.00 per share.

Note 14 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted.  The Company has since withdrawn its counterclaim.  The case has been scheduled for a mediation that will occur on or before October 31, 2008.  A bench trial before a Magistrate Judge has been scheduled to commence on December 8, 2008. The Company intends to defend vigorously this action.

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

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results of operations. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006.  Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007.  On June 24, 2008, the Court dismissed the Amended Complaint without prejudice with leave to re-file no later than 30 days from the date of the order.   On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint, again purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006.  The Company intends, and the members of management named as defendants have stated their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provides for, among other things, the Company to implement and/or maintain various corporate governance measures and for the Company’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing on October 14, 2008, to determine:  (a) whether the proposed settlement is fair, reasonable, adequate and in the best interests of the Company and its shareholders and whether the settlement should be finally approved by the Court; (b) whether the Judgment as provided for under the terms of the Stipulation of Settlement should be entered, dismissing the action with prejudice and to determine whether releases should be provided to the Released Parties, as defined and set forth in the stipulation; and (c) to rule upon such other matters as the Court may deem appropriate.

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

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent

Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by settlement.  The settlement and license agreement terminates all on-going litigation and permits the Company to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.

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

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  The parties are presently engaged in discovery.  The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  The Company and MN filed their answer and counterclaims on October 10, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  The Company and MN filed their answer and counterclaim on February 20, 2008.  The court has set a tentative discovery deadline of December 31, 2008. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company has filed an answer to the complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  The Company and IPC filed an answer and counterclaims in both the Delaware case and the New Jersey case.  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery and August 17, 2009 as the date for a bench trial.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery.  The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  The Company filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  On June 25, 2008, the court rescheduled the claim construction hearing to October 21, 2008.  The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  The Company filed an answer and counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pretrial conference for January 11, 2010, and a bench trial for February 15, 2010. The Company intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The Company has filed an answer and counterclaims, and on March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. The Company intends to defend this action vigorously against Santarus and Missouri.

Industry Related Matters

 Beginning in September 2003, the Company, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, the Company has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, civil penalties, disgorgement of excessive profits, restitution, counsel fees and costs, investigative costs, injunctive relief, and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.

The case brought by the state of Mississippi will be litigated in the Chancery Court of the First Judicial District of Hinds County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah, Texas, and federal Ven-A-Care actions the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, the Company has either moved to dismiss the complaints or answered the complaints denying liability.  The Company intends to defend each of these actions vigorously.

In addition, at various times between 2006 and 2008, the Attorneys General of Michigan, Florida, Virginia, and Tennessee have issued civil investigative demands to the Company.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  The Company has provided the requested documents and information to the respective Attorneys General and will continue to cooperate with the Attorneys General in these investigations if it is called upon to do so.

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

Note 15 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology (“Rhodes”) and the Company created a joint venture, SVC Pharma (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy.  Under the terms of this arrangement, the parties had agreed to capitalize the joint venture with equal contributions and all profits or losses were to be shared equally between Rhodes and the Company. The Company accounted for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock.  As of June 27, 2008, the Company’s net investment in SVC totaled $7,576.

The lead product of this joint venture, dronabinol (Marinol®), was approved by the FDA on June 27, 2008.  Concurrent with FDA approval, the Company and SVC entered into a license and distribution agreement for dronabinol (the “license agreement”).  Under the terms of the license agreement, the Company transferred 100% of its interest in SVC to Rhodes, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted the Company the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  The Company will share net product margin as contractually defined on future sales of dronabinol with SVC.  The Company is responsible for distribution, collections, and returns, while SVC is responsible for supplying dronabinol to the Company for distribution.

The Company accounted for the license agreement as a nonmonetary exchange under the provisions of SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB No. 29, at historical value, as the Company determined that there was no significant change in the cash flow expected under the license agreement as compared to the previous joint venture structure.  The Company reclassified a portion of its investment in SVC to prepaid assets, which represents the contractual prepayment of dronabinol related inventory, and the remainder to intangible assets, which represents the right and license to market dronabinol in the United States.  The Company launched dronabinol on June 30, 2008, and as such, no sales were recorded during the three months ended June 28, 2008.

Note 16 – Discontinued Operations – Related Party Transaction:

In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from the Company’s Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, the Company received $505 as of June 28, 2008 which represents the Company’s share of the net proceeds of the sale transaction.  The $505 has been classified as discontinued operations on the condensed consolidated statement of operations for the six months ended June 28, 2008.

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

The business segments of the Company were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  The Company’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  The Company’s generic products are produced using similar processes and standards mandated by the FDA, and the Company’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of the Company’s generic products, the Company has determined that its generic pharmaceuticals are a single reportable business segment.  The Company’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories.  Certain of the Company’s expenses, such as the direct sales force and other sales and marketing expenses, specific research and development expenses, and specific general and administrative expenses are charged directly to either of the two segments.   Other expenses, such as non-specific general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by the Company’s management.

  The financial data for the two business segments are as follows:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Generic	$92,901	$146,044	$222,785	$360,779
Strativa	20,036	21,596	45,080	41,071
Total revenues	$112,937	$167,640	$267,865	$401,850

Gross margin:
Generic	$9,228	$40,904	$39,360	$114,386
Strativa	15,880	15,651	35,269	29,858
Total gross margin	$25,108	$56,555	$74,629	$144,244

Operating (loss) income:
Generic	$(26,119)	$11,345	$(24,440)	$55,191
Strativa	(918)	(3,066)	44	14,759
Total operating (loss) income	$(27,037)	$8,279	$(24,396)	$69,950
Other (expense) income, net	-	(30)	-	(49)
Equity in loss of joint venture	(310)	(80)	(330)	(228)
Loss on marketable securities and other investments, net	(433)	(6,040)	(433)	(4,643)
Interest income	2,129	3,901	5,143	6,585
Interest expense	(1,667)	(1,727)	(3,334)	(3,445)
(Benefit) provision for income taxes	(7,523)	1,505	(6,081)	23,858
(Loss) income from continuing operations	$(19,795)	$2,798	$(17,269)	$44,312

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations.  Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
Product	2008	2007	2008	2007
Generic

Metoprolol succinate ER (Toprol-XL®)	$39,011	$17,276	$82,309	$29,618
Fluticasone (Flonase®)	10,529	50,338	28,291	100,268
Cabergoline (Dostinex®)	4,613	7,387	12,595	18,782
Propranolol HCl ER (Inderal LA®)	3,469	10,383	8,924	41,635
Various amoxicillin products (Amoxil®)	3,201	537	8,789	20,248
Megestrol oral suspension (Megace®)	2,754	3,308	4,819	4,114
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	2,551	3,527	5,831	7,814
Methimazole (Tapazole®)	2,204	2,911	5,223	5,720
Cholestyramine Powder (Questran®)	1,681	701	3,917	1,783
Hydralazine Hydrochloride (Apresoline®)	1,618	1,106	4,204	3,752
Nabumetone (Relafen®)	1,357	3,340	3,199	5,225
Fluoxetine (Prozac®)	1,357	3,950	3,374	7,275
Tramadol HCl and acetaminophen tablets (Ultracet®)	563	1,173	472	6,860
Meclizine Hydrochloride (Antivert®)	(87)	451	6,426	2,307
Ranitidine HCl Syrup (Zantac®)	(1,150)	2,324	713	6,475
Other product related revenues (2)	2,006	5,126	3,054	14,247
Other (1)	17,224	32,206	40,645	84,656
Total Generic Revenues	$92,901	$146,044	$222,785	$360,779

Strativa
Megace® ES	$17,394	$19,096	$39,795	$36,071
Other product related revenues (2)	2,642	2,500	5,285	5,000
Total Strativa Revenues	$20,036	$21,596	$45,080	$41,071

(1) The further detailing of revenues of the Company’s other approximately 60 generic products is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or six-month periods ended June 28, 2008 or June 30, 2007.

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

During the first and second quarters of 2008, the Company recognized a gain on the sale of product rights of $1,000 and $500, respectively, related to the sale of multiple ANDAs.  In November 2007, the Company entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  The Company recorded $625 in the operating results of the first quarter of 2008 when the Company’s obligations were fulfilled related to this agreement.

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

 In June 2008, the Company entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which the Company acquired the commercialization rights in the United States and its territories to MonoSol’s thin film formulation of ondansetron.  The Company made an initial payment of $1,250 to MonoSol for the delivery of product prototype and may make subsequent payments of up to $4,750, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  The Company may also pay up to $2,000 of certain clinical costs in excess of $1,000.  If the product receives FDA approval, the Company will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to the Company.

Note 19 – Fair Value Measurements

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

Level 1: quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  The Company’s Level 1 assets include the Company’s investment in Hana Biosciences, Inc. that is traded in an active exchange market.

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

Level 3: unobservable inputs that are not corroborated by market data.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Estimated Fair Value at June 28, 2008	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$56,056	$ -	$56,056	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	36,349	-	36,349	-
Other debt securities (Note 4)	26,307	-	26,307	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	1,750	1,750	-	-
Total investments in debt and marketable equity securities	$120,462	$1,750	$118,712	$ -

The Company’s Level 2 assets are valued at the quoted market price from broker or dealer quotations.

 ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in Item 1A of the Company’s subsequent Quarterly Reports on Form 10-Q, in other of the Company’s filings with the SEC from time to time, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Report are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Sales and gross margins of the Company’s products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product and the successful development to commercialization of the Company's in-licensed branded product pipeline.

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

GENERIC BUSINESS

In the second quarter and year-to-date periods ending June 28, 2008, the Company’s generic business net revenues and gross margin were concentrated in a few products and the Company experienced significant pricing pressure on it generic base business product portfolio, and had no new product introductions in the period.  The lack of new product introductions and continued pricing pressure on the Company’s products negatively impacted the Company’s revenue and profitability in the second quarter and year-to-date periods ending June 28, 2008 and could significantly impact the Company’s future revenue growth and profitability.

In November 2008, the Company expects to launch generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc (“GSK”).  On May 7 , 2008 , the Company announced an amendment to its agreement with Spectrum Pharmaceuticals and paid Spectrum $20 million pursuant to which the Company will increase its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) i njection.

In the third quarter of 2008, the Company launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  The Company has the right to market, sell and distribute dronabinol in the United States.  The Company will share net product margin as contractually defined on future sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

The Company also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.

New product launches in 2007 included propranolol HCl extended release (“ER”) capsules, a product resulting from the Company’s strategic partnership with Nortec Development Associates, Inc., ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK and the launch of metoprolol succinate ER 25mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with AstraZeneca (“AZ”).

In addition, the Company’s investment in its generic first-to-file development strategy is expected to yield approximately eleven new product launches during 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; expiry of regulatory exclusivity; and date certain due to settlement agreement.  However, such dates may change due to several circumstances, extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for the Company as many of these products are first-to-file opportunities with gross margins in excess of the Company’s current portfolio.  In addition, the Company has a growing pipeline and a strong track record of first-to-file drugs.  Looking ahead, the Company will strive to average six to ten first-to-file applications per year with a goal of more than half of its products coming from internal development in future periods.

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

 The Company anticipates the following four potential new product filings for Strativa, thus contributing to its goal of generating annualized brand total revenues in excess of $250 million by the end of 2010.

In July 2007, the Company acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”).  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  The Company also announced that it has entered into an agreement with

NovaDel, to collaborate in the reformulation of ZensanaTM.  Following completion of reformulation, the Company will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA.

In January 2008, the Company announced that it entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States and its territories for Onconase® (ranpirnase).  Onconase® is in Phase III development for the treatment of unresectable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  Onconase® was previously granted orphan drug status as well as fast-track development status by the FDA for the treatment of malignant mesothelioma.  The Company announced that Alfacell reported that the preliminary data from its Phase III clinical trial, which assessed treatment with Onconase® plus doxorubicin compared to treatment with doxorubicin alone, did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma (UMM).  However, based on the preliminary data from the Phase III study, statistically significant results were achieved in the subset of evaluable UMM patients who failed a prior chemotherapy regimen before entering this clinical trial.  This subset of patients achieved a statistically significant increase in overall survival when treated with Onconase® plus doxorubicin compared to treatment with doxorubicin alone.  Alfacell is continuing with the planned submission of the remaining components of the NDA, based on the statistically significant results of this subset of patients.

In June 2008, the Company entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which the Company acquired the commercialization rights in the United States to MonoSol’s thin film formulation of ondansetron.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Bioequivalancy studies are expected to begin by the end of 2008.

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

RESULTS OF OPERATIONS

The following table shows the revenues, gross margin, and operating income and loss by segment for the three months and six months ended June 28, 2008 and June 30, 2007:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Generic	$92,901	$146,044	$222,785	$360,779
Strativa	20,036	21,596	45,080	41,071
Total revenues	$112,937	$167,640	$267,865	$401,850

Gross margin:
Generic	$9,228	$40,904	$39,360	$114,386
Strativa	15,880	15,651	35,269	29,858
Total gross margin	$25,108	$56,555	$74,629	$144,244

Operating (loss) income:
Generic	$(26,119)	$11,345	$(24,440)	$55,191
Strativa	(918)	(3,066)	44	14,759
Total operating (loss) income	$(27,037)	$8,279	$(24,396)	$69,950

Revenues – Three Months Ended June 28, 2008

Total revenues for the three months ended June 28, 2008 were $112,937, decreasing $54,703, or 32.6%, from total revenues of $167,640 for the three months ended June 30, 2007.  Revenues for generic products for the three months ended June 28, 2008 were $92,901, decreasing $53,143, or 36.4%, from generic revenues of $146,044 for the three months ended June 30, 2007.  Lower generic revenues in 2008 were primarily due to pricing pressure, including for fluticasone, which decreased $39,809, propranolol, which decreased $6,914, ranitidine HCl syrup, which decreased $3,474, cabergoline, which decreased $2,774, and a decline in many of the Company’s other products due to pricing pressures, as well as lower royalties from ondansetron, which decreased by $3,120.  Partially offsetting these decreases were increased sales of metoprolol resulting from the launch of additional strengths in the third quarter of 2007 (increase of $21,735) and various amoxicillin products, which increased by $2,664.  Net sales of distributed products were approximately $67,456 or 59% of the Company’s total product revenues for the three month period ended June 28, 2008, and $88,693 or 53% of the Company’s total revenues for the three month period ended June 30, 2007.  The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.  Revenues for the Strativa segment were $20,036 for the three months ended June 28, 2008, decreasing $1,560 , or 7.2%, from Strativa revenues of $21,596 for the three months ended June 30, 2007, due to decreased net sales of Megace® ES.

Revenues – Six Months Ended June 28, 2008

    Total revenues for the six months ended June 28, 2008 were $267,865, decreasing $133,985, or 33.3%, from total revenues of $401,850 for the six months ended June 30, 2007.  Revenues for generic products for the six months ended June 28, 2008 were $222,785, decreasing $137,994, or 38.2%, from generic revenues of $360,779 for the six months ended June 30, 2007.  Lower generic revenues in 2008 were primarily due to pricing pressure, including for fluticasone, which decreased $71,977, propranolol, which decreased $32,711, various amoxicillin products, which decreased $11,459, cabergoline, which decreased $6,187, tramadol, which decreased $6,388, ranitidine HCl syrup, which decreased $5,762, and a decline in many of the Company’s other products due to pricing pressures, as well as lower royalties from ondansetron, which decreased by $11,193.  These decreases were partially offset by higher sales of metoprolol, which increased by $52,691, resulting from the launch of additional strengths in the third quarter of 2007.  Increased competition adversely affected both the volume and pricing on these existing products.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $155,565 or 58% of the Company’s total revenues for the six months ended June 28, 2008, and $207,523 or 52% of the Company’s total revenues for the six months ended June 30, 2007.  The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.  Revenues for the Strativa segment were $45,080 for the six months ended June 28, 2008, increasing $4,009 , or 9.8%, from Strativa revenues of $41,071 for the six months ended June 30, 2007, primarily due to increased sales of Megace® ES.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $553,102 for the six months ended June 28, 2008 compared to $735,681 for the six months ended June 30, 2007.  Deductions from gross revenues were $285,237 for the six months ended June 28, 2008 compared to $333,831 for the six months ended June 30, 2007. These deductions are discussed in the Notes to condensed consolidated financial statements – Note 6 – “Accounts Receivable.”  The total gross-to-net sales adjustments as a percentage of gross sales increased to 51.6% for the six months ended June 28, 2008 compared to 45.4% for the six months ended June 30, 2007, primarily due to increased pricing pressure for key products including metoprolol and lower royalty income in 2008, tempered by lower returns and a trend toward customer net pricing programs.

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

The following tables summarize the activity for the six months ended June 28, 2008 and June 30, 2007 in the accounts affected by the estimated provisions described below:

	For the six months ended June 28, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(46,006)	$(198,996)	$(539)	(1)	$214,412	$(31,129)
Rebates and incentive programs	(42,859)	(42,513)	(1,571)	(3)	63,129	(23,814)
Returns	(47,102)	(8,323)	4,293	(4)	12,234	(38,898)
Cash discounts and other	(16,158)	(23,777)	349		28,442	(11,144)
Total	$(152,125)	$(273,609)	$2,532		$318,217	$(104,985)

Accrued liabilities (2)	$(17,684)	$(13,966)	$(192)		$8,183	$(23,659)

	For the six months ended June 30, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(168,087)	$ -	(1)	$179,301	$(40,677)
Rebates and incentive programs	(85,888)	(100,867)	2,699		110,448	(73,608)
Returns	(42,905)	(22,573)	(3,164)		14,235	(54,407)
Cash discounts and other	(18,038)	(33,439)	211		31,269	(19,997)
Total	$(198,722)	$(324,966)	($254)		$335,253	$(188,689)

Accrued liabilities (2)	$(10,583)	$(8,611)	$ -		$3,416	$(15,778)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists, including Medicaid rebates.  The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171), June 30, 2007 ($573) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment to our rebates and incentives programs for sales made to that customer in the fourth quarter of 2007.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the six-month period ended June 28, 2008 of a customer dispute over invalid customer deductions taken in prior periods, and an update to management’s prior period returns estimates relating to the loss of a customer for a certain generic product and branded products based on new returns information that became available during the six-month period ended June 28, 2008.

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

Gross Margin – Three Months Ended June 28, 2008

The Company’s gross margin of $25,108 (22.2% of total revenues) for the three months ended June 28, 2008 decreased $31,447 from $56,555 (33.7% of total revenues) for the three months ended June 30, 2007.  This decrease in gross margin is attributed to the decreased sales of existing products resulting from pricing pressure and lower royalty income.  The generic products gross margin of $9,228 (9.9% of generic revenues) for the three months ended June 28, 2008 decreased $31,676 from $40,904 (28.0% of generic revenues) for the three months ended June 30, 2007 primarily due to higher sales of lower margin products driven by metoprolol, and lower sales of fluticasone, propranolol, cabergoline, a decline in many of the Company’s other products due to pricing pressures, and lower royalties primarily from ondansetron tablets.  These net decreases were partially offset by lower inventory write-offs for the three months ended June 28, 2008.  Strativa gross margin of $15,880 (79.3% of Strativa revenues) for the three months ended June 28, 2008 increased by $229 from $15,651 (72.5% of Strativa revenues) for the three months ended June 30, 2007 due to price improvement coupled with lower royalty payments, tempered by increased rebates for Megace® ES.  The Company’s gross margin percentage decreased from 33.7% to 22.2% driven primarily by the increased sales of lower margin metoprolol, lower royalty income and lower sales of higher margin products such as propranolol which launched in February of 2007.  The overall decrease is mitigated by the relative impact of higher margin Megace® ES, which represented 61% of total gross margin for three months ended June 28, 2008 as compared to 28% of total gross margin for the three months ended June 30, 2007.  Strativa’s gross margin percentage improved due mainly to a 2007 mid-year price increase and lower royalty payments, tempered by increased rebates.

Gross Margin – Six Months Ended June 28, 2008

The Company’s gross margin of $74,629 (27.9% of total revenues) in the first six months of 2008 decreased $69,615 from $144,244 (35.9% of total revenues) in the corresponding period of 2007.  This decrease in gross margin is attributed to pricing pressure, increased sales of products with lower gross margin and decreased royalty income primarily from ondansetron tablets.  Generic product gross margins of $39,360 (17.7% of generic revenues) in the six months ended June 28, 2008 decreased $75,026 from $114,386 (31.7% of generic revenues) in the corresponding period of 2007.  The decrease in generic gross margins were primarily due to the significant increase in sales of lower margin products driven by metoprolol, and lower sales of fluticasone, propranolol, cabergoline, a decline in many of the Company’s other products due to pricing pressures, and lower royalties primarily from ondansetron tablets.  These net decreases were partially offset by lower inventory write-offs for the six months ended June 28, 2008. Strativa gross margin of $35,269 (78.2% of branded revenues) for the six months ended June 28, 2008 increased by $5,411 from $29,858 (72.7% of branded revenues) for the six months ended June 30, 2007 due to price improvement coupled with higher script volume and corresponding sales of Megace® ES.  The Company’s gross margin percentage decreased from 35.9% to 27.9%.  The decreased percentage is attributed to increased pricing pressure, increased sales of lower margin products and decreased royalty income.  These decreases are partially offset by higher sales of higher margin Megace® ES.  Strativa gross margin percentage improved due mainly to a 2007 mid-year price increase and lower royalty payments, tempered by increased rebates.

Operating Expenses

  Research and Development – Three Months Ended June 28, 2008

The Company’s research and development expenses of $15,955 (14.1% of total revenues) for the three months ended June 28, 2008 increased $1,678, or 11.8%, from $14,277 (8.5% of total revenues) for the three months ended June 30, 2007 due to development costs associated with the expansion of the Company’s generic portfolio which increased $2,265, partially offset by lower Strativa related research and development expenses detailed below.

In June 2008, the Company entered into an exclusive licensing agreement under which it has acquired the commercialization rights in the United States to the thin film formulation of ondansetron from MonoSol for its brand pharmaceutical segment.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Under the terms of the agreement, the Company made an initial payment of $1,250 to MonoSol, which was included in research and development expense.  In addition, Strativa incurred $1,053 related to the development of ZensanaTM, an oral spray formulation of ondansetron, which was acquired in the latter half of 2007.  These increases were tempered by the non-recurrence of $3,000 paid and expensed in the second quarter of 2007 to acquire rights to late stage compounds.

Research and Development – Six Months Ended June 28, 2008

The Company’s research and development expenses of $33,113 (12.4% of total revenues) for the six months ended June 28, 2008 increased $4,797, or 16.9%, from $28,316 (7.0% of total revenues) for the six months ended June 30, 2007.  The increase in expense is primarily attributable to costs incurred in support of the Company’s strategy to expand Strativa ($3,956), principally through in-licensing compounds in late-stage development and development costs associated with the expansion of the Company’s generic portfolio which increased $842.

In January 2008, the Company entered into an exclusive licensing agreement with Alfacell Corporation to acquire the commercialization rights to Onconase® in the United States and its territories.  Onconase® is in Phase III clinical development for the treatment of unresectable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  Under the terms of the agreement, the Company made an initial payment of $5 million in cash to Alfacell, which was included in research and development expense.  Additionally, as mentioned above, the Company acquired the rights to the thin film formulation of ondansetron ($1,250) and continued to develop ZensanaTM, an oral spray formulation of ondansetron ($1,153).  These increases were tempered by the non-recurrence of $3,000 paid and expensed in the second quarter of 2007 to acquire rights to late stage compounds.

Although there can be no such assurance, research and development expenses for 2008, including payments to be made to unaffiliated companies and milestone payments are expected to decrease by approximately 15% to 20% from 2007.

Selling, General and Administrative Expenses – Three months ended June 28, 2008

Total selling, general and administrative (“SG&A”) expenses of $36,690 (32.5% of total revenues) for the three months ended June 28, 2008 increased $2,691 or 7.9% from $33,999 (20.3% of total revenues) for the three months ended June 30, 2007.

The increase was mainly driven by legal fees ($6,185).  This increase was tempered by the non-recurrence of severance costs that were incurred in the second quarter of 2007 ($1,723), lower expenses related to sales and marketing of Megace® ES ($1,632) and lower bonus and share-based compensation ($715).

Selling, General and Administrative Expenses – Six months ended June 28, 2008

Total selling, general and administrative expenses of $68,037 (25.4% of total revenues) for the six months ended June 28, 2008 increased $1,481, or 2.2%, from $66,556 (16.6% of total revenues) for the six months ended June 30, 2007.  The increase in 2008 was primarily due to legal fees ($8,755).  These expenses were tempered by lower expenses related to sales and marketing of Megace® ES ($3,958), the non-recurrence of severance costs that were incurred in the second quarter of 2007 ($1,723) and lower bonus and share-based compensation ($2,000).

Although there can be no such assurance, SG&A expenses, excluding the impact of Strativa spending for potential pre-launch activities, in 2008 are expected to decrease approximately 5% from fiscal year 2007 and may also fluctuate due to legal costs associated with the Company’s product litigations.

Settlements, net

In August 2003, the Company and Perrigo Pharmaceuticals Company entered into a product development manufacturing and supply agreement to commercialize various products.  In March 2007, the parties terminated the agreement.  The terms of the settlement resulted in a net gain for the Company in the amount of $378 for the six months ended June 30, 2007.

In September 1999, the Company entered into an agreement to develop, manufacture and market the pharmaceutical formulation naturbinol with Resolution Chemicals Limited (“Resolution”).  In February 2007, the parties agreed to terminate this agreement.  The terms of the settlement resulted in a net gain for the Company in the amount of $200 for the six months ended June 30, 2007.

Gain on Sale of Product Rights and other

During the first and second quarters of 2008, the Company recognized a gain on the sale of product rights of $1,000 and $500, respectively, related to the sale of multiple ANDAs.

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

Equity in Loss of Joint Venture

Equity in loss of joint venture was $310 and $80 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $330 and $228 for the six months ended June 28, 2008 and June 30, 2007, respectively.  The amounts represent the Company’s share of loss in SVC Pharma (“SVC”), the joint venture created with Rhodes Technology (“Rhodes”), and primarily relates to research and development costs incurred by the joint venture to develop ANDAs.  As further detailed in Note 15 – “Investment in Joint Venture” of the accompanying condensed financial statements, on June 27, 2008, the Company and SVC entered into a license and distribution agreement concurrent with FDA approval of an ANDA for dronabinol (Marinol®).  In connection with the agreement, the Company transferred its interest in SVC to Rhodes.

Loss on Sale of Marketable Securities and Other Investments, Net

The Company recorded a realized loss of $2.1 million for the quarter ended June 28, 2008, which represented an other-than-temporary impairment of the Company’s investment in Hana Biosciences, Inc. (“Hana”).  The Company continues to hold its investment in Hana as a noncurrent asset on its condensed consolidated balance sheet as of June 28, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

The Company recorded an investment loss of $6.0 million in the three months ended June 30, 2007 relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the three months ended June 28, 2008, the Company reached a settlement in connection with the fund and received $1.7 million which the Company recognized as a gain in the second quarter of 2008.

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6.8 million and recognized a pre-tax gain of approximately $1.4 million for the three month period ended March 31, 2007.

Interest Income

Interest income was $2,129 and $3,901 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $5,143 and $6,585 for the six months ended June 28, 2008 and June 30, 2007, respectively.  Interest income principally includes interest income derived primarily from money market and other short-term investments.  The Company’s return on investments was negatively impacted by investments in instruments with lower yields.

Interest Expense

Interest expense was $1,667 and $1,727 for the three months ended June 28, 2008 and June 30, 2007, respectively, and $3,334 and $3,445 for the six months ended June 28, 2008 and June 30, 2007, respectively.  Interest expense principally includes interest payable on the Company’s senior subordinated convertible notes due 2010.

Income Taxes

The Company recorded a benefit for income taxes of $7,523 and a provision for income taxes of $1,505 for the three months ended June 28, 2008 and June 30, 2007, respectively.  The Company’s effective tax rates for continuing operations for the three months ended June 28, 2008 and June 30, 2007 were 28% and 35%, respectively.  For the six-month periods ended June 28, 2008 and June 30, 2007, the Company recorded a benefit for income taxes of $6,081 and a provision for income taxes of $23,858, respectively. The Company’s effective tax rates for the six months ended June 28, 2008 and June 30, 2007 were 26% and 35%, respectively.

Discontinued Operations

In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from the Company’s Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, the Company received $505 as of June 28, 2008 which represents the Company’s share of the net proceeds of the sale transaction.  The $505 has been classified as discontinued operations on the condensed consolidated statement of operations for the six months ended June 28, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $177,656 at June 28, 2008 decreased $22,476 from $200,132 at December 31, 2007.  Cash provided by operations was $30,571 for the six months ended June 28, 2008, which reflects continuing operations as adjusted primarily for depreciation and amortization of $11,473, and share-based compensation of $7,152 and was driven by the liquidation of working capital, mainly lower inventory levels, which declined $33,113 due to lower sales demand for certain products and timing of receipt of certain purchased finished goods.  The lower net accounts receivable balance of $2,898 was driven primarily by lower sales in 2008 offset by timing of customer collections while payables due to distribution agreement partners increased $8,406 from higher sales of partnered products, mainly metoprolol.  Cash flows used in investing activities of $52,997 were driven by net investments of $25,280 in available for sale debt securities, $20,000 invested as part of the amendment to the Company’s agreement with Spectrum Pharmaceuticals pursuant to which the Company increased its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection, in addition to capital expenditures of $8,656.

The Company’s working capital, current assets minus current liabilities, of $185,549 at June 28, 2008 decreased $24,965 from $210,514 at December 31, 2007.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.59x at June 28, 2008 compared to 1.67x at December 31, 2007.  The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75,000 of the Company’s common stock, inclusive of the $17,800 remaining from the April 2004 authorization.  The Company repurchased 1,643 shares of its common stock for approximately $31,400 pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43,600, as of June 28, 2008.

In addition to its cash and cash equivalents, the Company had $115,306 of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of June 28, 2008.  These available for sale debt securities were all available for immediate sale.  The Company intends to continue to use its current liquidity to support the expansion of its business, increasing its generic research and development activities, entering into product license arrangements, potentially acquiring other complementary businesses and products and for general corporate purposes.

As of June 28, 2008, the Company had payables due to distribution agreement partners of $44,885 related primarily to amounts due under profit sharing agreements, particularly including an amount owed to Pentech with respect to paroxetine.  The Company is expected to pay substantially all of these amounts, with the exception of the payable due to Pentech, which is being disputed in current litigation with Pentech, out of its working capital during the first two months of the third quarter of 2008.  In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech.  The Company and Pentech are in dispute over the amount of gross profit share.

There have been no material changes to the contractual obligations table presented as of December 31, 2007 in the Company’s Annual Report on Form 10-K.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations were not included in the contractual obligations table presented as of December 31, 2007 in the Company’s Annual Report on Form 10-K.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies.  The total amount that ultimately could be due under agreements with contingencies is approximately $58,000 as of June 28, 2008.

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

Financing

At June 28, 2008, the Company’s total outstanding short and long-term debt, including the current portion, was $200,000. The amount consisted of senior subordinated convertible notes that the Company sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to the maturity date.  The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith.  Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s condensed consolidated balance sheet as of June 28, 2008.  Refer to Notes to condensed consolidated financial statements – Note 14 – “Commitments, Contingencies and Other Matters.”

Critical Accounting Policies and Use of Estimates

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than as set forth below.

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

The Company capitalizes costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The Company could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, the Company may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of June 28, 2008, the Company had pre-launch inventories of $3.4 million, of which $2.7 million was for a specific partnered product anticipated to launch in 2008.  Should the launch be delayed, inventory write-offs may occur, as early as the third quarter of 2008, to the extent the Company is unable to recover the full value of its inventory investment.  For the pre-launch inventory related to the specific partnered product, product expiration dates are disbursed over the period from January 2009 to October 2009.  The recoverability of the cost of pre-launch inventories related to this specific partnered product with a limited shelf life was evaluated based on the specific facts and circumstances surrounding the anticipated product launch, including the Company’s expected number of competitors during the 6-month period subsequent to the anticipated product launch.  Further, the Company believes that the inventory balance at June 28, 2008 related to the specific partnered product is recoverable based on the anticipated launch in 2008 and the related expected demand for this lower priced generic product that may be substituted for the referenced branded product upon FDA approval.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities.  The Company did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore the Company’s adoption of SFAS 159 did not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities.  The Company’s adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 28, 2008 would have caused the fair value of the Company’s investments in available for sale debt securities to decline by approximately $0.4 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease interest income earned by the Company by approximately $0.8 million on an annual basis.  The Company does not have any financial obligations exposed to variability in interest rates.

The following table summarizes the available for sale securities that subject the Company to market risk at June 28, 2008 and December 31, 2007:

	June 28,	December 31,
	2008	2007
Securities issued by government agencies	$56,056	$46,201
Debt securities issued by various state and local municipalities and agencies	36,349	24,223
Other debt securities	26,307	13,991
Marketable equity securities available for sale	1,750	2,650
Auction rate securities	-	5,000
Total	$120,462	$92,065

Marketable equity securities available for sale

In addition to the investments described above, the Company is also subject to market risk in respect to its investment in Hana.  In August 2007, the Company made an equity investment in Hana for $5.0 million at a contractually agreed premium to the prevailing market price.  Of this amount, $1.2 million was charged to research and development expense in the third quarter of 2007.  The Company recorded a realized loss of $2.1 million for the quarter ended June 28, 2008, which represented an other-than-temporary impairment of the Company’s investment in Hana.  The Company evaluated the near-term prospects of Hana in relation to the severity and duration of the period that the investment has been in an unrealized loss position.  Based on that evaluation, the Company has determined that the investment is other-than-temporarily impaired at June 28, 2008 and, as such, has recorded a write-down of the carrying value of the investment in the amount of $2.1 million as of June 28, 2008.  The Company has classified its investment in Hana (at the revised cost of $1.8 million) as a noncurrent asset on its condensed consolidated balance sheet as of June 28, 2008 due to its intent to hold the investment for a period of time greater than 12 months.  A ten percent adverse change in the market price of Hana’s common stock as of June 28, 2008 would have reduced the fair value of the investment by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s  Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.  An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of June 28, 2008.  Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 28, 2008 because it has not yet been concluded that the material weakness in the Company’s internal control over financial reporting related to the recording of proper income tax benefits from discontinued operations reported as of December 31, 2007 in the Company’s Form 10-K has been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended June 28, 2008, except for the implementation of measures described below under “Remediation of Material Weakness.”

Remediation of Material Weakness

The Company has taken the following steps to remediate the weakness mentioned above: (1) replaced members of senior management and managers responsible for the oversight of income tax matters, (2) formalized a policy and procedure for the communication and review of non-routine tax matters by senior management and (3) as appropriate the Company will engage external tax advisors for advice with respect to non-routine tax matters.

The Company anticipates that these actions will remediate the material weakness. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted. The Company has since withdrawn its counterclaim.  The case has been scheduled for a mediation that will occur on or before October 31, 2008.  A bench trial before a Magistrate Judge has been scheduled to commence on December 8, 2008.  The Company intends to defend vigorously this action.

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of the Company between April 29, 2004 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results of operations. The class actions have been consolidated and are pending in the United States District Court, District of New Jersey. The Court has appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed a Consolidated Amended Complaint on April 30, 2007, purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006.  Defendants filed a motion to dismiss the Amended Complaint on June 29, 2007.  On June 24, 2008, the Court dismissed the Amended Complaint without prejudice with leave to re-file no later than 30 days from the date of the order.   On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint, again purporting to represent purchasers of common stock of the Company between July 23, 2001 and July 5, 2006.  The Company intends, and the members of management named as defendants have state their intentions to vigorously defend the lawsuits and any additional lawsuits that may hereafter be filed with respect to the restatement.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action in the U.S. District Court for the Southern District of New York, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action allege that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants have been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action has been transferred to the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provides for, among other things, the Company to implement and/or maintain various corporate governance measures and for the Company’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing on October 14, 2008, to determine:  (a) whether the proposed settlement is fair, reasonable, adequate and in the best interests of the Company and its shareholders and whether the settlement should be finally approved by the Court; (b) whether the Judgment as provided for under the terms of the Stipulation of Settlement should be entered, dismissing the action with prejudice and to determine whether releases should be provided to the Released Parties, as defined and set forth in the stipulation; and (c) to rule upon such other matters as the Court may deem appropriate.

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

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.. The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

The Company entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, the Company is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by the Company.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  The Company has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  On September 13, 2006, the Company acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by settlement.  The settlement and license agreement terminates all on-going litigation and permits the Company to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring the Company’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, the Company was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  The Company believes it has complied with all applicable laws in connection with the court-approved settlement and it intends to co-operate with the FTC in this matter.

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

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that the Company infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that the Company infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  The Company has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  The parties are presently engaged in discovery.  The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  The Company and MN filed their answer and counterclaims on October 10, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  The Company and MN filed their answer and counterclaim on February 20, 2008.  The court has set a tentative discovery deadline of December 31, 2008. The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against the Company and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because the Company and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. The Company has filed an answer to the complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  The Company intends to defend this action vigorously and pursue its counterclaims against Sanofi-Aventis.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against the Company and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because the Company submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because the Company and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  The Company and IPC filed an answer and counterclaims in both the Delaware case and the New Jersey case.  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery and August 17, 2009 as the date for a bench trial.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery.  The Company intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  The Company filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  On June 25, 2008, the court rescheduled the claim construction hearing to October 21, 2008.  The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because the Company submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  The Company filed an answer and counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pretrial conference for January 11, 2010, and a bench trial for February 15, 2010. The Company intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The Company has filed an answer and counterclaims, and on March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. The Company intends to defend this action vigorously against Santarus and Missouri.

Industry Related Matters

 Beginning in September 2003, the Company, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, the Company has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, civil penalties, disgorgement of excessive profits, restitution, counsel fees and costs, investigative costs, injunctive relief, and other relief that the court deems proper.  Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of the First Judicial District of Hinds County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts. The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah, Texas, and federal Ven-A-Care actions the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, the Company has either moved to dismiss the complaints or answered the complaints denying liability.  The Company intends to defend each of these actions vigorously.

In addition, at various times between 2006 and 2008, the Attorneys General of Michigan, Florida, Virginia, and Tennessee have issued civil investigative demands to the Company.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  The Company has provided the requested documents and information to the respective Attorneys General and will continue to cooperate with the Attorneys General in these investigations if it is called upon to do so.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

The risks described in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending June 28, 2008

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
March 30, 2008 through April 26, 2008	1,486	N/A	-	-
April 27, 2008 through May 24, 2008	1,044	N/A	-	-
May 25, 2008 through June 28, 2008	5,361	N/A	-	2,708,892
Total	7,891	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 28, 2008.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 7,891 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of the Company’s common stock on the New York Stock Exchange of $16.08 at June 27, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 20, 2008.  The following matters were voted upon at the Annual Meeting of Stockholders.

PROPOSAL 1

The stockholders voted in favor of the proposal to elect the three Company nominees for Class III directors for a term expiring at the Annual Meeting of Stockholders to be held in 2011.

	VOTES	VOTES
	FOR	WITHHELD

Patrick G. LePore	28,266,560	827,298
Ronald M. Nordmann	27,572,443	1,521,415
Joseph E. Smith	27,569,051	1,524,807

PROPOSAL 2

The firm of Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2008 fiscal year.  28,911,927 shares voted in favor of the ratification of the selection of Deloitte & Touche LLP, 161,405 shares voted against, and 20,525 shares abstained.

ITEM 6.  EXHIBITS

10.1

Asset Purchase Agreement, dated as of May 6, 2008, between Spectrum Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. (filed herewith).

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

Date:  August 7, 2008

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Date:  August 7, 2008

/s/ Veronica A. Lubatkin

Veronica A. Lubatkin

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Asset Purchase Agreement, dated as of May 6, 2008, between Spectrum Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. (filed herewith).

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