Form 10-Q
period 2008-09-27
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2008-11-06
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2008

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of October 30, 2008: 34,498,023

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2008

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 27, 2008 and

December 31, 2007

 3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 27, 2008 and September 29, 2007

 4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2008 and September 29, 2007

 5

Notes to Condensed Consolidated Financial Statements

 7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

42

Item 4.

 Controls and Procedures

  43

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  43

Item 1A.

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 6.

Exhibits

49

SIGNATURES

50

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 27,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$171,623	$200,132
Available for sale debt and marketable equity securities	116,042	85,375
Accounts receivable, net	87,723	64,182
Inventories	48,912	84,887
Prepaid expenses and other current assets	16,217	14,294
Deferred income tax assets	48,548	56,921
Income taxes receivable	24,125	17,516
Total current assets	513,190	523,307

Property, plant and equipment, at cost less accumulated depreciation and amortization	86,321	82,650
Available for sale debt and marketable equity securities	4,054	6,690
Investment in joint venture	-	6,314
Other investments	2,500	2,500
Intangible assets, net	46,892	36,059
Goodwill	63,729	63,729
Deferred financing costs and other assets	1,855	2,544
Non-current deferred income tax assets, net	60,199	57,730
Total assets	$778,740	$781,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable	28,768	32,200
Payables due to distribution agreement partners	44,308	36,479
Accrued salaries and employee benefits	6,312	16,596
Accrued expenses and other current liabilities	36,778	27,518
Total current liabilities	316,166	312,793

Long-term debt, less current portion	-	-
Other long-term liabilities	30,772	30,975
Commitments and contingencies	-	-

Stockholders' equity
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued 37,136,872 and 36,460,461 shares	371	364
Additional paid-in capital	285,196	274,963
Retained earnings	214,378	230,195
Accumulated other comprehensive loss	(403)	(1,362)
Treasury stock, at cost 2,675,204 and 2,604,977 shares	(67,740)	(66,405)
Total stockholders' equity	431,802	437,755
Total liabilities and stockholders’ equity	$778,740	$781,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenues:
Net product sales	$144,765	$206,923	$404,291	$589,526
Other product related revenues	4,202	5,753	12,541	25,000
Total revenues	148,967	212,676	416,832	614,526
Cost of goods sold	97,505	146,248	290,741	403,854
Gross margin	51,462	66,428	126,091	210,672
Operating expenses:
Research and development	13,784	32,815	46,897	61,131
Selling, general and administrative	30,664	33,910	98,701	100,466
Settlements and loss contingencies, net	4,592	(367)	4,592	(945)
Total operating expenses	49,040	66,358	150,190	160,652
Gain on sale of product rights and other	(2,200)	-	(4,325)	(20,000)
Operating income (loss)	4,622	70	(19,774)	70,020
Other (expense) income, net	-	-	-	(49)
Equity in loss of joint venture	-	(107)	(330)	(335)
Loss on marketable securities and other investments, net	(2,507)	-	(2,940)	(4,643)
Interest income	2,285	3,680	7,428	10,265
Interest expense	(1,667)	(1,691)	(5,001)	(5,136)
Income (loss) from continuing operations before provision for income taxes	2,733	1,952	(20,617)	70,122
Provision (benefit) for income taxes	923	683	(5,158)	24,541
Income (loss) from continuing operations	1,810	1,269	(15,459)	45,581
Discontinued operations:
Gain from discontinued operations	-	-	505	-
Provision for income taxes	150	-	863	-
Loss from discontinued operations	150	-	358	-
Net income (loss)	$1,660	$1,269	($15,817)	$45,581

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.05	$0.04	($0.46)	$1.31
Loss from discontinued operations	(0.00)	-	($0.01)	-
Net income (loss)	$0.05	$0.04	($0.47)	$1.31

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.05	$0.04	($0.46)	$1.30
Loss from discontinued operations	(0.00)	-	(0.01)	-
Net income (loss)	$0.05	$0.04	($0.47)	$1.30

Weighted average number of common shares outstanding:
Basic	33,322	34,738	33,282	34,677
Diluted	33,366	34,906	33,282	34,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(15,817)	$45,581
Deduct: Loss from discontinued operations, net of tax	358	-
(Loss) income from continuing operations	$(15,459)	$45,581

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,304	(7,020)
Depreciation and amortization	22,966	19,941
Loss on marketable securities and other investments, net	2,940	4,643
Equity in loss of joint venture	330	335
Allowances against accounts receivable	(43,472)	(27,540)
Share-based compensation expense	10,257	13,756
Loss on disposal of fixed assets	170	37
Excess tax benefits on exercise of nonqualified stock options	(205)	(459)
Other	(76)	170
Changes in assets and liabilities:
Decrease in accounts receivable	19,931	18,401
Decrease in inventories	35,975	25,273
Decrease in prepaid expenses and other assets	3,061	3,488
Decrease in accounts payable, accrued expenses and other liabilities	(5,210)	(6,800)
Increase (decrease) in payables due to distribution agreement partners	7,829	(23,999)
(Increase) decrease in net income taxes receivable	(8,186)	281
Net cash provided by operating activities	36,155	66,088

Cash flows from investing activities:
Capital expenditures	(13,015)	(5,272)
Purchases of intangibles	(20,000)	(600)
Purchases of available for sale debt securities	(98,903)	(231,739)
Proceeds from maturity and sale of available for sale debt and marketable equity securities	67,825	158,511
Proceeds from settlement with liquidated fund	1,667	-
Proceeds from sale of other investments	-	16,588
Acquisition of subsidiary, contingent payment	-	(5,000)
Capital contributions to joint venture	(2,182)	(1,943)
Proceeds from sale of fixed assets	-	1,551
Net cash used in investing activities	(64,608)	(67,904)
Net cash provided by investing activities from discontinued operations	505	-

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	346	341
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	223	-
Excess tax benefits on exercise of nonqualified stock options	205	459
Purchase of treasury stock	(1,335)	(1,376)
Payments of short-term debt related to financed insurance premiums	-	(4,391)
Principal payments under long-term and other borrowings	-	(47)
Net cash used in financing activities	(561)	(5,014)

Net decrease in cash and cash equivalents	(28,509)	(6,830)
Cash and cash equivalents at beginning of period	200,132	120,991
Cash and cash equivalents at end of period	$171,623	$114,161

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	$(2,276)	$31,284
Interest	$5,750	$5,883

Non-cash transactions:
Capital expenditures incurred but not yet paid	$2,335	$334
Nonmonetary exchange of investment in joint venture for a prepaid asset and an intangible asset	$7,576	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008

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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at September 27, 2008 and for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007 are unaudited; in the opinion of the Company’s management, however, such statements include all adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

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

Note 2 – Recent Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”).  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  The Company’s senior subordinated convertible notes are subject to FSP APB 14-a.  Upon conversion, the Company has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on the Company’s condensed consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Early adoption is not permitted.  The Company is currently evaluating the proposed new rules and the quantitative impact on its senior subordinated convertible notes (Note 11) and the related impact on its condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In November 2007, FASB granted a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities.  The Company’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its condensed consolidated financial statements.  Refer to Note 19, “Fair Value Measurements.”

Note 3 - Share-Based Compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006.  SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  The Company elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value.   Under SFAS 123R, the Company recognizes share-based compensation ratably over the service period applicable to the award.  SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with SFAS 123R, $205 and $459 of excess tax benefits for the nine months ended September 27, 2008 and September 29, 2007, respectively, have been classified as both an operating cash outflow and financing cash inflow.

The Company grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock (including restricted stock with market performance vesting conditions) and restricted stock units to the employees of the Company and others.  Stock options, restricted stock and restricted stock units generally vest ratably over four years, and stock options have a maximum term of ten years.

As of September 27, 2008, there were approximately 5.7 million shares of common stock available for future stock option grants.  The Company issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that were equal to the market value of the Company’s common stock on the date of grant.

Stock Options

The Company uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Risk-free interest rate	n/a	4.6%	3.0%	4.6%
Expected life (in years)	n/a	6.3	6.3	6.2
Expected Volatility	n/a	49.4%	48.5%	52.5%
Dividend	n/a	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because none of the Company’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, the Company opted to use the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin 107.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  The Company will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of the Company’s common stock over a term equal to the expected term of the option granted.  SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The Company did not grant any options in the three month period ended September 27, 2008.  The weighted average per share fair values of options granted in the three month period ended September 29, 2007 was $11.06.  The weighted average per share fair values of options granted in the nine month periods ended September 27, 2008 and September 29, 2007 were $9.92 and $13.18, respectively.

Set forth below is the impact on the Company’s results of operations of recording share-based compensation from its stock options for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007:

	For the three months ended		For the nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Cost of sales	$67	$167	$205	$525
Research and development	168	416	514	1,313
Selling, general and administrative	606	1,499	1,852	4,725
Total, pre-tax	$841	$2,082	$2,571	$6,563
Tax effect of share-based compensation	(320)	(812)	(977)	(2,560)
Total, net of tax	$521	$1,270	$1,594	$4,003

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.02 and $0.04 per share for the three-month periods ended September 27, 2008 and September 29, 2007, respectively, and $0.05 for basic and diluted earnings per share for the nine-month period ended September 27, 2008 and $0.12 for basic earnings per share and $0.11 for diluted earnings per share for the nine-month period ended September 29, 2007.

The following is a summary of the Company’s stock option activity:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Balance at December 31, 2007	4,526	$34.76
Granted	2	19.56
Exercised	(47)	7.44
Forfeited	(226)	37.44
Balance at September 27, 2008	4,255	$34.85	5.1	$753
Exercisable at September 27, 2008	3,596	$36.93	4.5	$753
Vested and expected to vest at September 27, 2008	4,184	$35.09	4.8	$753

The total fair value of shares vested during the three-month periods ended September 27, 2008 and September 29, 2007 was $752 and $439, respectively.  The total fair value of shares vested during the nine-month periods ended September 27, 2008 and September 29, 2007, was $6,756 and $9,734, respectively.  As of September 27, 2008, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $6,916.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.8 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant.

The Company accelerated the vesting of 67 outstanding non-vested restricted shares in connection with the termination of certain executives in the nine-month period ended September 29, 2007.  The effect of this acceleration resulted in additional compensation expense of $1,482 in the nine-month period ended September 29, 2007.

The impact on the Company’s results of operations of recording share-based compensation from restricted stock for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007 was as follows:

	For the three months ended		For the nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Cost of sales	$125	$180	$449	$458
Research and development	312	451	1,121	1,145
Selling, general and administrative	1,125	1,622	4,035	5,590
Total, pre-tax	$1,562	$2,253	$5,605	$7,193
Tax effect of stock-based compensation	(594)	(879)	(2,130)	(2,805)
Total, net of tax	$968	$1,374	$3,475	$4,388

The following is a summary of the Company’s restricted stock activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Non-vested balance at December 31, 2007	698	$26.35
Granted	328	21.41
Vested	(191)	28.21
Forfeited	(67)	23.62
Non-vested balance at September 27, 2008	768	$24.02	$9,740

The following is a summary of the Company’s restricted stock unit activity (shares in thousands):

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Price	Value
Restricted stock unit balance at December 31, 2007	173	$23.53
Granted	35	21.65
Vested and shares issued	(17)	29.01
Forfeited	(9)	21.68
Restricted stock unit balance at September 27, 2008	182	$22.75	$2,311

As of September 27, 2008, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $18.0 million; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.4 years.  At September 27, 2008, approximately 0.9 million shares remain available for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Restricted Stock Grants With Market Performance Vesting Conditions

In the first quarter of 2008, the Company issued restricted stock grants with market performance vesting conditions.  The vesting of restricted stock grants issued to certain employees of the Company is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return ("TSR") on the Company’s common stock exceeds a minimum TSR relative to the Company’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index ("S&P 400") over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of 720 shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if the Company’s TSR is below 6% annualized return over the three-year vesting period.  Any shares earned will be distributed after the end of the three-year period.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

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

        The following table summarizes the components of the Company's stock-based compensation related to its restricted stock grants with market conditions recognized in the Company's financial statements for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007:

	For the three months ended		For the nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Cost of sales	$ 56	$ -	$ 166	$ -
Research and development	140	-	416	-
Selling, general and administrative	505	-	1,498	-
Total, pre-tax	$ 701	$ -	$ 2,080	$ -
Tax effect of stock-based compensation	(266)	-	(790)	-
Total, net of tax	$ 435	$ -	$ 1,290	$ -

        As of September 27, 2008, $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions, is expected to be recognized over a weighted average period of approximately 2.3 years.

The following is a summary of the Company’s restricted stock grants with market conditions activity (shares in thousands):

		Weighted Average
		Grant Date	Aggregate
		Fair Value	Intrinsic
	Shares	Per Share	Value
Non-vested balance at December 31, 2007	-	$ -
Granted	384	24.78
Vested	-	-
Forfeited	(22)	24.78
Non-vested balance at September 27, 2008	362	$24.78	$4,593

        The total grant date fair value of restricted stock grants with market conditions during the nine-month period ended September 27, 2008 was $8.9 million.

Employee Stock Purchase Program:

The Company maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of the Company’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 7 shares and 15 shares during the three-month and nine-month periods ended September 27, 2008.  There was no Program activity during the three-month and nine-month periods ended September 29, 2007 as the Program was suspended by the Company from July 2006 to December 2007.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At September 27, 2008 and December 31, 2007, all of the Company’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 19 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of the Company’s debt and marketable equity securities available for sale at September 27, 2008:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$56,240	$ -	$(164)	$56,076
Debt securities issued by various state and local municipalities and agencies	29,862	64	-	29,926
Other debt securities	32,892		(298)	32,594
Available for sale debt securities	118,994	64	(462)	118,596

Marketable equity securities available for sale - Hana Biosciences, Inc.	1,750	-	(250)	1,500

Total	$120,744	$64	$(712)	$120,096

Of the $0.7 million of unrealized loss as of September 27, 2008, none has been in an unrealized loss position for greater than one year.  The Company believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due to its assessment that all amounts due according to the contractual terms of the related debt securities will be collected and its ability and intent to hold all marketable debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investments.  Except as described below, all available for sale debt securities are classified as current on the Company’s condensed consolidated balance sheet as of September 27, 2008.

The Company recorded a loss of $2.5 million in the condensed consolidated statement of operations during the three-month period ended September 27, 2008, which represented an other-than-temporary impairment of the Company’s investment in a debt security issued by Ford Motor Credit Company that matures in 2015.  Due to the continued deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment has been in a loss position, the Company believes the loss is other-than-temporary.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  The Company has classified its investment in this debt security (at the revised cost of $2.6 million) as a noncurrent asset on its condensed consolidated balance sheet as of September 27, 2008 due to its uncertainty as to when this investment will be liquidated.

The Company recorded a loss of $2.1 million in the condensed consolidated statement of operations during the three-month period ended June 28, 2008, which represented an other-than-temporary impairment of the Company’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  The Company has classified its investment in Hana (at the revised cost of $1.8 million) as a noncurrent asset on its condensed consolidated balance sheet as of September 27, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

The Company recorded an investment loss of $6.0 million during the nine-month period ended September 29, 2007 relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the three-month period ended June 28, 2008, the Company reached a settlement in connection with the fund and received $1.7 million, which the Company recognized as a gain and included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

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

 The following is a summary of the contractual maturities of the Company’s available for sale debt securities at September 27, 2008:

	September 27, 2008
		Estimated Fair
	Cost	Value
Less than one year	$41,740	$41,862
Due between 1-2 years	44,580	44,268
Due between 2-5 years	30,120	29,912
Due after 5 years	2,554	2,554
Total	$118,994	$118,596

Note 5 - Other Investments:

	Carrying Value	Carrying Value
	September 27,	December 31,
	2008	2007
IntelliPharmaCeutics Ltd.	$2,500	$2,500
Total other investments	$2,500	$2,500

 In August 2007, the Company announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company.  The terms of the agreement included a $5,000 private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd.  The Company recorded its investment in IPC Corp. at $2,500 based on the Company’s assessment of the fair value of its investment and charged $2,500, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  Because IPC Ltd. is privately-held and accounted for under the cost method, the Company monitors the investment on a periodic basis to evaluate whether any declines in value become other-than-temporary.  At September 27, 2008 and December 31, 2007, the Company believed the carrying values of its cost method investment were not other–than-temporarily impaired.

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

	September 27,	December 31,
	2008	2007

Gross trade accounts receivable	$196,396	$216,327
Chargebacks	(30,338)	(46,006)
Rebates and incentive programs	(26,280)	(42,859)
Returns	(39,673)	(47,102)
Cash discounts and other	(12,379)	(16,158)
Doubtful accounts	(3)	(20)
Accounts receivable, net	$87,723	$64,182

Allowance for doubtful accounts
	For the nine-month period ended
	September 27, 2008	September 29, 2007
Balance at beginning of period	$(20)	$(2,465)
Additions – charge to expense	(3)	-
Adjustments and/or deductions	20	2,438
Balance at end of period	$(3)	$(27)

The following tables summarize the activity for the nine months ended September 27, 2008 and September 29, 2007, respectively, in the accounts affected by the estimated provisions described below:

	For the nine months ended September 27, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(46,006)	$(286,435)	$(539)	(1)	$302,642	$(30,338)
Rebates and incentive programs	(42,859)	(63,864)	(1,571)	(3)	82,014	(26,280)
Returns	(47,102)	(13,049)	3,868	(4)	16,610	(39,673)
Cash discounts and other	(16,158)	(35,095)	349		38,525	(12,379)
Total	$(152,125)	$(398,443)	$2,107		$439,791	$(108,670)

Accrued liabilities (2)	$(17,684)	$(17,365)	$(192)		$12,129	$(23,112)

	For the nine months ended September 29, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(253,057)	$ -	(1)	$265,788	$(39,160)
Rebates and incentive programs	(85,888)	(150,480)	3,109		172,174	(61,085)
Returns	(42,905)	(24,646)	(3,164)		18,712	(52,003)
Cash discounts and other	(18,037)	(55,144)	211		51,598	(21,372)
Total	$(198,721)	$(483,327)	$156		$508,272	$(173,620)

Accrued liabilities (2)	$(10,583)	$(13,006)	$ -		$7,067	$(16,522)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171), September 29, 2007 ($436) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment of ($2,313) to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the nine-month period ended September 27, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1,486, and an update to management’s prior period returns estimates relating to the loss of a customer for a certain generic product and branded products based on new returns information that became available during the nine-month period ended September 27, 2008, of $2,382.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company has entered into agreements at negotiated contract prices with those health care providers that purchase products through the Company’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between the Company’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 74% and 63% of the Company’s net product sales were derived from the wholesale distribution channel for the three months ended September 27, 2008 and September 29, 2007, respectively.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

The Company may at its discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on customers’ existing inventory levels.  There are circumstances under which the Company may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of sales returns on products that remain in the customer’s existing inventory.

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

Major Customers

The amounts due from the Company’s four largest customers, McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health Inc., and Walgreen Co., accounted for approximately 28%, 29%, 15% and 3%, respectively, of the gross accounts receivable balance at September 27, 2008 and approximately 31%, 21%, 17%, and 7%, respectively, of the gross accounts receivable balance at December 31, 2007.

Note 7 - Inventories:

	September 27,	December 31,
	2008	2007
Raw materials and supplies	$17,766	$22,815
Work-in-process	4,235	2,630
Finished goods	26,911	59,442
	$48,912	$84,887

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $3,000 and $2,600 for the quarters ended September 27, 2008 and September 29, 2007, respectively.   Inventory write-offs were $7,900 and $14,900 for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once the Company (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of September 27, 2008, the Company had inventories related to products that were not yet available to be sold of $1,000.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories	September 27,	December 31,
	2008	2007
Raw materials and supplies	$325	$1,183
Work-in-process	516	153
Finished goods	155	5,086
	$996	$6,422

Pre-launch inventories at December 31, 2007 were mainly comprised of a specific partnered product of $5,100.  Since the launch of this specific partnered product anticipated for 2008 has been delayed, this inventory was written off to the extent the Company felt it would be unable to recover its carrying value.  The remaining balance in each period was comprised of several other pre-launch products for which regulatory approval has been applied for but not yet received.  None of the other pre-launch products accounted for more than 1% of the total inventory balance at September 27, 2008 and December 31, 2007, on an individual basis.  Write-offs of pre-launch inventories, net of allocation to a partner, were $1,500 for the quarter ended September 27, 2008.  There were no write-offs of pre-launch inventories in the three months ended September 29, 2007.  Write-offs of pre-launch inventories, net of allocation to a partner, were $3,500 and $600 for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively.

Note 8 – Property, Plant and Equipment, net:

	September 27,	December 31,
	2008	2007
Land	$1,882	$1,882
Buildings	26,073	25,947
Machinery and equipment	51,478	49,302
Office equipment, furniture and fixtures	5,646	5,476
Computer software and hardware	32,074	28,989
Leasehold improvements	14,752	14,865
Construction in progress	14,412	8,205
	146,317	134,666
Less accumulated depreciation and amortization	59,996	52,016
	$86,321	$82,650

Depreciation and amortization expense related to property, plant and equipment was $3,173 and $3,349 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $10,115 and $10,180 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

Note 9 - Intangible Assets, net:

	September 27,	December 31,
	2008	2007
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $3,242 and $2,155	$6,759	$7,846
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $8,487 and $3,193	-	5,294
Ivax License Agreement, net of accumulated amortization of $7,295 and $5,068	705	2,932
Paddock Licensing Agreement, net of accumulated amortization of $2,000 and $1,250	4,000	4,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $0 and $0	25,000	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,403 and $6,860	3,432	3,973
SVC Pharma, Inc. License and Distribution Agreement, net of accumulated amortization of $682	3,002	-
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,003 and $9,749	697	1,950
FSC Laboratories Agreement, net of accumulated amortization of $4,190 and $3,814	1,631	2,008
Intellectual property, net of accumulated amortization of $1,145 and $940	1,546	1,751
Other intangible assets, net of accumulated amortization of $5,127 and $4,693	120	555
	$46,892	$36,059

The Company recorded amortization expense related to intangible assets of $12,851 and $9,761, respectively, for the nine-month periods ended September 27, 2008 and September 29, 2007, and such expense is included in cost of goods sold.

During the nine-month period ended September 27, 2008, the Company invested $20,000 as part of an amendment to its agreement with Spectrum Pharmaceuticals pursuant to which the Company increase d its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) i njection ..  Based on a settlement agreement between Spectrum Pharmaceuticals and GSK, the Company launched generic versions of certain sumatriptan injection products in November 2008.  This agreement will be amortized over a useful life of three years commencing with the launch of the product.

During the nine-month period ended September 27, 2008, the Company reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Refer to Note 15 - “Investment in Joint Venture” for further details.

Amortization expense related to the intangible assets currently being amortized is expected to total approximately $8,499 for the remainder of 2008, $16,034 in 2009, $10,267 in 2010, $8,608 in 2011, $2,733 in 2012 and $751 thereafter.

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  An impairment charge of approximately $4,900 related to the Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement was recorded in the three months ended September 27, 2008 driven by an increased competitive environment and expected lower future cash flows coupled with the Company’s routine evaluation of its generic product portfolio.  As of September 27, 2008, the Company believes its net intangible assets are recoverable.

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

Current deferred income tax assets at September 27, 2008 and December 31, 2007 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at September 27, 2008 and December 31, 2007 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company’s effective tax rates for continuing operations for the three months ended September 27, 2008 and September 29, 2007 were 34% and 35%, respectively.  The Company’s effective tax rates for the nine months ended September 27, 2008 and September 29, 2007 were 25% and 35%, respectively.  The Company’s effective tax rate for the three and nine month periods ended September 27, 2008 includes the impact of permanent tax items and reflects a $2,700 charge, recorded in the third quarter of 2008, related to the Company’s revised filing position on certain tax credits relating to prior years.

Note 11 - Long-Term Debt:

Long-Term Debt

	September 27,	December 31,
	2008	2007
Senior subordinated convertible notes (a)	$200,000	$200,000
Less current portion	(200,000)	(200,000)
	$-	$-

(a)

The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to their maturity date.  On September 27, 2008, the senior subordinated convertible notes had a quoted market value of approximately $177,500.  See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration the Company received from the Trustee of the Company’s 2.875% senior subordinated convertible notes due 2010 and the related litigation.  Until the matter is resolved, the Company is recording the payment obligations as a current liability as of September 27, 2008 because the Court in the matter could (i) rule against the Company’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.  Accordingly, the Company cannot consider the possibility of accelerated payment to be remote.  Refer to Note 20 “Subsequent Events” for detail of repurchase transactions involving the notes.

Note 12 - Changes in Stockholders’ Equity:

Changes in the Company’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Loss accounts during the nine-month period ended September 27, 2008 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Loss
Balance, December 31, 2007	36,461	$364	$274,963	$(1,362)
Unrealized gain on available for sale securities, net of tax	-	-	-	959
Exercise of stock options	47	-	346	-
Tax benefit from exercise of stock options	-	-	205	-
Tax deficiency related to vesting of restricted stock	-	-	(717)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	223	-
Forfeitures of restricted stock	(90)	(1)	1	-
Issuances of restricted stock	719	8	(8)	-
Compensatory arrangements	-	-	10,257	-
Other	-	-	(74)	-
Balance, September 27, 2008	37,137	$371	$285,196	$(403)

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Comprehensive Income:
Net income (loss)	$1,660	$1,269	$(15,817)	$45,581
Other comprehensive income:
Reclassification adjustment for net losses (gains) included in net income, net of tax	1,554	-	2,856	2,879
Unrealized (loss) gain on available for sale securities, net of tax	(722)	(1,174)	(1,897)	(1,097)
Comprehensive income (loss)	$2,492	$95	$(14,858)	$47,363

In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock.  Repurchases are made from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so, subject to compliance with applicable securities laws.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 27, 2008.  The repurchase program has no expiration date.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Income (loss) from continuing operations	$1,810	$1,269	$(15,459)	$45,581

Loss from discontinued operations	-	-	505	-
Provision for income taxes	150	-	863	-
Loss from discontinued operations	150	-	358	-
Net income (loss)	$1,660	$1,269	$(15,817)	$45,581

Basic:
Weighted average number of common shares outstanding	33,322	34,738	33,282	34,677

Income (loss) from continuing operations	$0.05	$0.04	$(0.46)	$1.31
Loss from discontinued operations	(0.00)	-	(0.01)	-
Net income (loss) per share of common stock	$0.05	$0.04	$(0.47)	$1.31

Assuming dilution:
Weighted average number of common shares outstanding	33,322	34,738	33,282	34,677
Effect of dilutive securities	44	168	-	272
Weighted average number of common and common equivalent shares outstanding	33,366	34,906	33,282	34,949

Income (loss) from continuing operations	$0.05	$0.04	$(0.46)	$1.30
Loss from discontinued operations	(0.00)	-	(0.01)	-
Net income (loss) per share of common stock	$0.05	$0.04	$(0.47)	$1.30

Outstanding options of 4,045 and 4,281 as of September 27, 2008 and September 29, 2007, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since the Company had a net loss for the three months and nine months ended September 27, 2008, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  As of September 27, 2008, restricted stock grants with market conditions were not included in the calculation of diluted earnings per share because the Total Stockholder Return ("TSR") on the Company’s common stock did not exceed a minimum TSR relative to the Company’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of September 27, 2008 and September 29, 2007.  The warrants related to the notes are exercisable for an aggregate of 2,253 shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 shares of common stock at an exercise price of $47.00 per share.

Note 14 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted.  The Company has since withdrawn its counterclaim.  A bench trial before a Magistrate Judge has been scheduled to commence on December 9, 2008. The Company intends to defend vigorously this action.

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

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results of operations. The class actions are pending in the United States District Court, District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint. The Company and the individual defendants have filed a motion to dismiss.  The time for plaintiffs to respond has not yet expired.  The Company intends, and the members of management named as defendants have stated their intentions, to vigorously defend the class action.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action alleged that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants had been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action is pending in the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating and withdrew their claims as against certain defendants.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provided for, among other things, the Company to implement and/or maintain various corporate governance measures including the appointment of the General Counsel (or Assistant General Counsel) to implement a risk management program and to report directly to the Audit Committee of the Company, which shall have direct access to the General Counsel (or Assistant) without Company management present, and for the Company’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing for October 14, 2008.  At the Final Approval Hearing, the Court found the settlement to be fair, reasonable, adequate and in the best interests of the Company and its shareholders and finally approved the settlement, dismissed the action with prejudice and provided for releases in favor of the defendants.

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

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

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

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims.  The Company submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

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

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  On August 29, 2008, the Court postponed the Markman hearing originally scheduled for September 5, 2008 to October 8, 2008.  The presiding judge for the case has been replaced by an appeals court judge.  Due to this substitution, the pre-trial order is now due December 5, 2008, the pre-trial conference is to be held December 18, 2008, and the 6-day bench trial is to be held January 9, 2009.  The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  The Company and MN filed their answer and counterclaims on October 10, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  The Company and MN filed their answer and counterclaim on February 20, 2008.  The court has set a tentative discovery deadline of December 31, 2008.  The Court has scheduled a status conference for all of the parties for February 11, 2009, with all motions due by June 15, 2009.  The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

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

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  The Company filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  The Company filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing to October 21, 2008.  On October 21, 2008, the Markman hearing was postponed to November 5, 2008.  The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

Industry Related Matters

 Beginning in September 2003, the Company, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, the Company has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, civil penalties, disgorgement of excessive profits, restitution, counsel fees and costs, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah and federal Ven-A-Care actions the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, the Company has either moved to dismiss the complaints or answered the complaints denying liability.  The Company intends to defend each of these actions vigorously.

In addition, at various times between 2006 and 2008, the Attorneys General of Florida and Virginia issued subpoenas, and the Attorneys General of Michigan, Tennessee and Indiana issued civil investigative demands, to the Company.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  The Company has provided the requested documents and information to the respective Attorneys General and will continue to cooperate with the Attorneys General in these investigations if it is called upon to do so.

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

Contingency

The Company accrued for a loss contingency related to a routine post award contract review of the Company’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that the Company has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), the Company accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that the Company’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition when such additional liability is accrued.  The Company’s estimate of the probable loss is approximately $4.6 million, including interest, which has been accrued as of September 27, 2008 and reflected in Settlements and loss contingencies, net on the condensed consolidated statements of operations during the three-month period ended September 27, 2008.

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

The Company accounted for the license agreement as a nonmonetary exchange under the provisions of SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB No. 29, at historical value, as the Company determined that there was no significant change in the cash flow expected under the license agreement as compared to the previous joint venture structure.  The Company reclassified a portion of its investment in SVC to prepaid assets, which represents the contractual prepayment of dronabinol related inventory, and the remainder to intangible assets, which represents the right and license to market dronabinol in the United States.  The Company launched dronabinol during the three months ended September 27, 2008.

Note 16 – Discontinued Operations – Related Party Transaction:

In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from the Company’s Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, the Company received $505 during the nine-month period ended September 27, 2008 which represents the Company’s share of the net proceeds of the sale transaction.  This $505 has been classified as discontinued operations on the condensed consolidated statement of operations for the nine months ended September 27, 2008.

Note 17 - Segment Information:

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

  The financial data for the two business segments are as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues:
Generic	$129,383	$188,092	$352,168	$548,872
Strativa	19,584	24,584	64,664	65,654
Total revenues	$148,967	$212,676	$416,832	$614,526

Gross margin:
Generic	$35,932	$47,150	$75,291	$161,536
Strativa	15,530	19,278	50,800	49,136
Total gross margin	$51,462	$66,428	$126,091	$210,672

Operating income (loss):
Generic	$4,117	$12,310	($20,323)	$67,501
Strativa	505	(12,240)	549	2,519
Total operating income (loss)	$4,622	$70	($19,774)	$70,020
Other (expense) income, net	-	-	-	(49)
Equity in loss of joint venture	-	(107)	(330)	(335)
Loss on marketable securities and other investments, net	(2,507)	-	(2,940)	(4,643)

Interest income	2,285	3,680	7,428	10,265
Interest expense	(1,667)	(1,691)	(5,001)	(5,136)
Provision (benefit) for income taxes	923	683	(5,158)	24,541
Income (loss) from continuing operations	$1,810	$1,269	$(15,459)	$45,581

The Company’s chief operating decision maker does not review the Company’s assets, depreciation or amortization by business segment at this time as they are not material to its branded operations.  Therefore, such allocations by segment are not provided.

Total revenues of the Company’s top selling products were as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
Product	2008	2007	2008	2007
Generic

Metoprolol succinate ER (Toprol-XL®)	$41,003	$71,719	$123,311	$101,337
Meclizine Hydrochloride (Antivert®)	14,869	3,503	21,295	5,809
Dronabinol (Marinol®)	7,960	-	7,960	-
Fluticasone (Flonase®)	6,345	29,846	34,636	130,114
Cabergoline (Dostinex®)	5,054	7,475	17,648	26,258
Propranolol HCl ER (Inderal LA®)	4,292	12,134	13,216	53,769
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,489	6,127	9,321	13,942
Megestrol oral suspension (Megace®)	3,215	1,307	8,034	5,421
Methimazole (Tapazole®)	2,818	3,292	8,041	9,013
Hydralazine Hydrochloride (Apresoline®)	2,636	2,592	6,840	6,344
Various amoxicillin products (Amoxil®)	2,521	6,840	11,310	27,088
Fluoxetine (Prozac®)	2,484	2,722	5,858	9,997
Tramadol HCl and acetaminophen tablets (Ultracet®)	636	4,553	1,108	11,413
Ranitidine HCl Syrup (Zantac®)	(98)	4,389	615	10,864
Other product related revenues (2)	1,560	3,253	4,614	17,500
Other (1)	30,599	28,340	78,361	120,003
Total Generic Revenues	$129,383	$188,092	$352,168	$548,872

Strativa
Megace® ES	$16,942	$22,084	$56,737	$58,154
Other product related revenues (2)	2,642	2,500	7,927	7,500
Total Strativa Revenues	$19,584	$24,584	$64,664	$65,654

(1) The further detailing of revenues of the Company’s other approximately 60 generic products is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or nine-month periods ended September 27, 2008 or September 29, 2007.

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

During the three-month and nine-month periods ended September 27, 2008, the Company recognized a gain on the sale of product rights of $2,200 and $3,700, respectively, related to the sale of multiple ANDAs.  In November 2007, the Company entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  The Company recorded $625 in the operating results of the first quarter of 2008 when the Company’s obligations were fulfilled related to this agreement.

Note 18 - Research and Development Agreements:

In January 2008, the Company entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”).  Under the agreement, the Company received the exclusive U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase).  In exchange for the U.S. commercialization rights, the Company made an initial payment to Alfacell of $5,000 (charged to research and development expense) and will make a subsequent payment of up to $30,000 upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If Onconase® receives FDA approval, the Company will commercialize the product in the United States and pay Alfacell royalties on net sales of the product, and Alfacell will be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for Onconase®.  Under a separate supply agreement between Alfacell and the Company, Alfacell will supply commercial quantities of Onconase® to the Company.

 In June 2008, the Company entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which the Company acquired the commercialization rights in the United States and its territories to MonoSol’s thin film formulation of ondansetron.  Through September 2008, the Company made payments of $2,500 (charged to research and development expense) to MonoSol, consisting of an initial payment of $1,250 for the delivery of product prototype and a development milestone of $1,250 for the delivery of pilot stability reports, and the Company may make subsequent payments of up to $3,500, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  The Company may also pay up to $2,000 of certain clinical costs in excess of $1,000.  If the product receives FDA approval, the Company will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to the Company.

Note 19 – Fair Value Measurements:

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

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Estimated Fair Value at September 27, 2008	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$56,076	$ -	$56,076	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	29,926	-	29,926	-
Other debt securities (Note 4)	32,594	-	32,594	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	1,500	1,500	-	-
Total investments in debt and marketable equity securities	$120,096	$1,500	$118,596	$ -

The Company’s Level 2 assets are valued at the quoted market price from broker or dealer quotations.

Note 20 – Subsequent Events:

In October 2008, the Company announced that it plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In addition, the Company intends to significantly reduce its research and development expenses by decreasing its internal generic research and development effort to focus on completing generic products currently in development and will continue to look for opportunities with external partners.  The Company further intends to trim its current generic product portfolio and retain only those marketed products that deliver acceptable profit to the Company.  These actions will result in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative will be eliminated by year-end 2008 and the remaining positions by the end of the first half of 2009.  In connection with these actions, the Company expects to incur pre-tax expenses in the range of approximately $28 to $38 million, which is comprised of approximately $11 million for severance and other employee-related costs; approximately $17 to $18 million for asset impairments resulting from facility closures and related actions; up to approximately $2 million in inventory write-offs related to the reduction of the Company’s generic product portfolio; and up to approximately $7 million for other costs.  The Company expects that approximately $8 to $10 million of this charge will result in cash expenditures during the fourth quarter of 2008 and the first half of 2009.  The charges related to this plan to reduce the size of the generic business will be reflected on the consolidated statements of operations for the year ended December 31, 2008 and during the first half of 2009.

In October 2008, the Company repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $58.0 million for approximately $50 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  This repurchase will result in the write-off of approximately $0.5 million of deferred financing costs in the fourth quarter of 2008.  The Company will record a gain of approximately $5 million, after tax, in the fourth quarter of 2008 related to this debt extinguishment.

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

OVERVIEW

Critical to the growth of the Company is its introduction of new manufactured and distributed products at selling prices that generate adequate gross margins.  On October 14, 2008, the Company announced a resizing of its generic products division as part of an ongoing strategic assessment of its businesses. This initiative is intended to enable Par to optimize its current product portfolio and its pipeline of first-to-file/first-to-market products. As a result, the Company believes it will be better positioned to compete in the generic marketplace over the long term.  The Company will significantly reduce its research and development expenses by decreasing its internal research and development activities in an effort to focus on completing products currently in development.  Also, the Company will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.  The Company pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements.  Generally, products that the Company develops internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

Sales and gross margins of the Company’s products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with the Company’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to the Company from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new Par manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of the Company’s recently introduced branded product and the successful development to commercialization of the Company's in-licensed branded product pipeline.

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

GENERIC BUSINESS

In the third quarter and year-to-date periods ending September 27, 2008, the Company’s generic business net revenues and gross margin were concentrated in a few products, including two product launches.

In the third quarter of 2008, the Company launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  The Company has the right to market, sell and distribute dronabinol in the United States.  The Company will share net product margin, as contractually defined, on future sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

The Company also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  At this time, the Company believes it is the exclusive supplier of the AB-related generic product.  The Company marketed meclizine prior to an explosion at the facility of its API supplier in February 2008.  The Company has since qualified a new API source and received the appropriate approval of its new drug application to manufacture and market meclizine utilizing its new supplier.

In November 2008, the Company launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc (“GSK”).  On May 7 , 2008 , the Company announced an amendment to its agreement with Spectrum Pharmaceuticals and paid Spectrum $20 million pursuant to which the Company will increase its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) i njection.

New product launches in 2007 included propranolol HCl extended release (“ER”) capsules, a product resulting from the Company’s strategic partnership with Nortec Development Associates, Inc., and ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK in the first quarter and the launch of metoprolol succinate ER 25mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with AstraZeneca (“AZ”).

In addition, the Company’s investments in generic development is expected to yield approximately eleven new product launches during 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; expiry of regulatory exclusivity; and date certain due to settlement agreement.  However, such dates may change due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for the Company as many of these products are first-to-file opportunities with gross margins in excess of the Company’s current portfolio.

STRATIVA

For Strativa, the Company will continue to invest in the marketing and sales of its promoted products and prepare for the commercialization of its licensed products.   In addition, the Company will continue to seek new licenses and acquisitions that accelerate the growth of its branded business.   The Company anticipates these efforts and the four potential new product filings for Strativa noted below will contribute to its goal of generating annualized brand total revenue in excess of $250 million by the end of 2010.

 In July 2005, the Company received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the Company has licensed from Bristol-Myers Squibb Company (“BMS”).  The Company has promoted Megace® ES as its primary brand product and generated prescription growth from launch through 2007.  Net sales growth tempered in 2008 principally due to the reimbursement environment for Megace® ES that became more challenging and included a change in reimbursement status that was implemented by a major Medicare Part D plan.

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

 In July 2007, the Company acquired an exclusive licensing agreement under which the Company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Phase III studies have been completed by BioAlliance and it is anticipated that a NDA for Loramyc® could be filed with the FDA near the end of 2008.

In August 2007, the Company also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”).  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and if approved, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  The Company and its development partner in this program, NovaDel, are collaborating in the reformulation of ZensanaTM.  The parties recently completed bioequivalence studies. Bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  The Company is working with NovaDel to further evaluate the results in order to determine the next steps for the ZensanaTM  program.

In June 2008, the Company entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which the Company acquired the commercialization rights in the United States to MonoSol’s thin film formulation of ondansetron.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Bio-equivalency studies were initiated in 2008 by Monosol.  Two studies have recently been completed in this program that demonstrated bio-equivalence to the reference drug.  Subject to further studies, it is anticipated that Strativa could file a NDA with the FDA within the next twelve months.

In January 2008, the Company announced that it entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States for Onconase® (ranpirnase).  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial, which assessed treatment with Onconase® plus doxorubicin compared to treatment with doxorubicin alone, did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma (UMM).  However, based on the preliminary data from the Phase III study, statistically significant results were achieved in the subset of evaluable UMM patients who failed a prior chemotherapy regimen before entering this clinical trial.  This subset of patients achieved a statistically significant increase in overall survival when treated with Onconase® plus doxorubicin compared to treatment with doxorubicin alone.  Alfacell is continuing with the planned submission of the remaining components of the NDA, based on the statistically significant results of this subset of patients.

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

RESULTS OF OPERATIONS

The following table shows the revenues, gross margin, and operating income and loss by segment for the three months and nine months ended September 27, 2008 and September 29, 2007:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues:
Generic	$129,383	$188,092	$352,168	$548,872
Strativa	19,584	24,584	64,664	65,654
Total revenues	$148,967	$212,676	$416,832	$614,526

Gross margin:
Generic	$35,932	$47,150	$75,291	$161,536
Strativa	15,530	19,278	50,800	49,136
Total gross margin	$51,462	$66,428	$126,091	$210,672

Operating income (loss):
Generic	$4,117	$12,310	$(20,323)	$67,501
Strativa	505	(12,240)	549	2,519
Total operating income (loss)	$4,622	$70	$(19,774)	$70,020

Revenues – Three Months Ended September 27, 2008

Total revenues for the three months ended September 27, 2008 were $148,967, decreasing $63,709, or 30.0%, from total revenues of $212,676, for the three months ended September 29, 2007.  Revenues for generic products for the three months ended September 27, 2008 were $129,383, decreasing $58,709, or 31.2%, from generic revenues of $188,092 for the three months ended September 29, 2007.  Lower generic revenues in 2008 were primarily due to pricing pressure, including for metoprolol, which decreased $30,716; fluticasone, which decreased $23,501; propranolol, which decreased $7,842; ranitidine HCl syrup, which decreased $4,487; various amoxicillin products, which decreased $4,319; cabergoline, which decreased $2,421; and a decline in many of the Company’s other products due to pricing pressures.  Partially offsetting these decreases were increased sales resulting from meclizine, which launched in July 2008 (increase of $11,366) and the launch of the 2.5mg, 5mg and 10mg strengths of dronabinol in July 2008 (increase of $7,960).  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $78,355 or 53% of the Company’s total product revenues for the three month period ended September 27, 2008, and $134,004 or 63% of the Company’s total revenues for the three month period ended September 29, 2007.  The decrease in the percentage is primarily driven by lower sales of partnered products such as fluticasone and metoprolol, tempered by the launch of dronabinol as well as increased sales of meclizine, which is a manufactured product.  The Company is substantially dependent upon distributed products for its overall sales and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.  Revenues for the Strativa segment were $19,584 for the three months ended September 27, 2008, decreasing $5,000, or 20.3%, from Strativa revenues of $24,584 for the three months ended September 29, 2007, due to decreased net sales of Megace® ES.  Net sales growth of Megace® ES tempered in 2008 principally due to the reimbursement environment that became more challenging and included a change in reimbursement status that was implemented by a major Medicare Part D plan.

Revenues – Nine Months Ended September 27, 2008

Total revenues for the nine months ended September 27, 2008 were $416,832, decreasing $197,694, or 32.2%, from total revenues of $614,526 for the nine months ended September 29, 2007.  Revenues for generic products for the nine months ended September 27, 2008 were $352,168, decreasing $196,704, or 35.8%, from generic revenues of $548,872 for the nine months ended September 29, 2007.  Lower generic revenues in 2008 were primarily due to pricing pressure, including for fluticasone, which decreased $95,478; propranolol, which decreased $40,553; various amoxicillin products, which decreased $15,778; tramadol, which decreased $10,305; ranitidine HCl syrup, which decreased $10,249; cabergoline, which decreased $8,610; and a decline in many of the Company’s other products due to pricing pressures, as well as lower royalties, which decreased by $12,886 primarily from lower sales of ondansetron.  Increased competition adversely affected both the volume and pricing on these existing products.  These decreases were partially offset by higher sales of metoprolol, which increased by $21,974, resulting from increased sales during the first half of the year, meclizine which relaunched in July 2008 (increase of $15,486), and the launch of the 2.5mg, 5mg and 10mg strengths of dronabinol in July 2008 (increase of $7,960).  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately $231,602, or 56% of the Company’s total revenues for the nine months ended September 27, 2008, and $341,609, or 56% of the Company’s total revenues, for the nine months ended September 29, 2007.  The decrease in the percentage is primarily driven by lower sales of fluticasone, tempered by the launch of dronabinol and increased sales of metoprolol, as well as increased sales of meclizine, which is a manufactured product.  The Company is substantially dependent upon distributed products for its overall sales, and any inability by its suppliers to meet demand could adversely affect the Company’s future sales.  Revenues for the Strativa segment were $64,664 for the nine months ended September 27, 2008, decreasing $990, or 1.5%, from Strativa revenues of $65,654 for the nine months ended September 29, 2007, primarily due to decreased sales of Megace® ES.  Net sales growth of Megace® ES tempered in 2008 principally due to the reimbursement environment that became more challenging and included a change in reimbursement status that was implemented by a major Medicare Part D plan.

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

The Company’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were $830,725 for the nine months ended September 27, 2008, compared to $1,110,703 for the nine months ended September 29, 2007.  Deductions from gross revenues were $413,893 for the nine months ended September 27, 2008, compared to $496,177 for the nine months ended September 29, 2007. These deductions are discussed in the Notes to condensed consolidated financial statements – Note 6 – “Accounts Receivable.”  The total gross-to-net sales adjustments as a percentage of gross sales increased to 49.8% for the nine months ended September 27, 2008, compared to 44.7% for the nine months ended September 29, 2007, primarily due to increased pricing pressure for key products including metoprolol, and lower royalty income in 2008, tempered by lower returns and lower rebates primarily related to fluticasone and driven by customer net pricing trends and lower formulary sales.

As detailed above, the Company has the experience and the access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by the Company for certain of its estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond the Company’s control.  The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels.  The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two- to four-month period, on average.

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

The following tables summarize the activity for the nine months ended September 27, 2008 and September 29, 2007 in the accounts affected by the estimated provisions described below:

	For the nine months ended September 27, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(46,006)	$(286,435)	$(539)	(1)	$302,642	$(30,338)
Rebates and incentive programs	(42,859)	(63,864)	(1,571)	(3)	82,014	(26,280)
Returns	(47,102)	(13,049)	3,868	(4)	16,610	(39,673)
Cash discounts and other	(16,158)	(35,095)	349		38,525	(12,379)
Total	$(152,125)	$(398,443)	$2,107		$439,791	$(108,670)

Accrued liabilities (2)	$(17,684)	$(17,365)	$(192)		$12,129	$(23,112)

	For the nine months ended September 29, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(51,891)	$(253,057)	$ -	(1)	$265,788	$(39,160)
Rebates and incentive programs	(85,888)	(150,480)	3,109		172,174	(61,085)
Returns	(42,905)	(24,646)	(3,164)		18,712	(52,003)
Cash discounts and other	(18,037)	(55,144)	211		51,598	(21,372)
Total	$(198,721)	$(483,327)	$156		$508,272	$(173,620)

Accrued liabilities (2)	$(10,583)	$(13,006)	$ -		$7,067	$(16,522)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, the Company has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  The Company included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of

December 31, 2006 ($171), September 29, 2007 ($436) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment of ($2,313) to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the nine-month period ended September 27, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1,486, and an update to management’s prior period returns estimates relating to the loss of a customer for a certain generic product and branded products based on new returns information that became available during the nine-month period ended September 27, 2008, of $2,382.

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

Gross Margin – Three Months Ended September 27, 2008

The Company’s gross margin of $51,462 (34.5% of total revenues) for the three months ended September 27, 2008 decreased $14,966 from $66,428 (31.2% of total revenues) for the three months ended September 29, 2007.  The generic products gross margin of $35,932 (27.8% of generic revenues) for the three months ended September 27, 2008, decreased $11,218 from $47,150 (25.1% of generic revenues) for the three months ended September 29, 2007, primarily due to higher sales of lower margin products driven by metoprolol, lower sales of fluticasone, propranolol, and cabergoline, a decline in many of the Company’s other products due to pricing pressures, an impairment charge of approximately $4,900 for nabumetone, and lower royalties primarily from ondansetron tablets.  These net decreases were partially offset by lower inventory write-offs for the three months ended September 27, 2008, the launch of meclizine and the launch of dronabinol.   Strativa gross margin of $15,530 (79.3% of Strativa revenues) for the three months ended September 27, 2008, decreased by $3,748 from $19,278 (78.4% of Strativa revenues) for the three months ended September 29, 2007, due to lower sales and increased rebates for Megace® ES.  The Company’s gross margin percentage increased from 31.2% to 34.5% driven primarily by increased sales of higher margin meclizine and dronabinol and lower sales of low margin product such as metoprolol, partially offset by lower royalty income and lower sales of higher margin products such as propranolol, which launched in February 2007, and Megace® ES.  Strativa’s gross margin percentage improved due mainly to a 2008 mid-year price increase tempered by increased rebates.

Gross Margin – Nine Months Ended September 27, 2008

The Company’s gross margin of $126,091 (30.2% of total revenues) in the first nine months of 2008 decreased $84,581 from $210,672 (34.3% of total revenues) in the corresponding period of 2007.  Generic product gross margins of $75,291 (21.4% of generic revenues) in the nine months ended September 27, 2008, decreased $86,245 from $161,536 (29.4% of generic revenues) in the corresponding period of 2007.  The decrease in generic gross margins were primarily due to the significant increase in sales of lower margin products driven by metoprolol, lower sales of fluticasone, propranolol, and cabergoline, a decline in many of the Company’s other products due to pricing pressures, and lower royalties primarily from ondansetron tablets.  These net decreases were partially offset by lower inventory write-offs for the nine months ended September 27, 2008, the launch of meclizine and the launch of dronabinol.  Strativa gross margin of $50,800 (78.6% of branded revenues) for the nine months ended September 27, 2008, increased by $1,664 from $49,136 (74.8% of branded revenues) for the nine months ended September 29, 2007, due to price improvement.  The Company’s gross margin percentage decreased from 34.3% to 30.2%.  The decreased percentage is attributed to lower royalty income and lower sales of higher margin products such as propranolol, which launched in February 2007, partially offset by increased sales of higher margin meclizine.  Strativa’s gross margin percentage improved due mainly to mid-year price increases in 2007 and 2008 tempered by increased rebates.

Operating Expenses

Research and Development – Three Months Ended September 27, 2008

The Company’s research and development expenses of $13,784 (9.3% of total revenues) for the three months ended September 27, 2008, decreased $19,031, or 58.0%, from $32,815 (15.4% of total revenues) for the three months ended September 29, 2007, driven by the non-recurrence of one-time milestone payments and costs incurred in 2007.

On-going R&D expense for Strativa increased $1,094 principally due to development costs associated with ZensanaTM (ondansetron HCl) oral spray.  This increase was offset by a $14,900 net reduction in one-time payments as a third quarter 2008 development milestone payment to Monosol Rx of $1,250 related to the thin film formulation of ondansetron was offset by the non-recurrence of a $15,000 milestone paid to BioAlliance Pharma for the U.S. commercialization rights to Loramyc and $1,150 paid to Hana Biosciences, Inc. in connection with Zensana, both of which occurred in the third quarter of 2007.

Development costs of the Company’s generic portfolio decreased $5,225 driven by the non-recurrence of one-time costs associated with a third party development agreement ($2,500) and lower internal development costs ($3,490).

Research and Development – Nine Months Ended September 27, 2008

The Company’s research and development expenses of $46,897 (11.3% of total revenues) for the nine months ended September 27, 2008, decreased $14,234, or 23.3%, from $61,131 (9.9% of total revenues) for the nine months ended September 29, 2007, principally driven by a net reduction of $11,650 of one-time Strativa milestone payments, as $7,500 of 2008 payments to Alfacell and Monosol Rx, detailed below, were more than offset by the non-recurrence of $19,150 of payments incurred in 2007 to acquire rights to late stage compounds, comprised of Loramyc®, pafuramidine maleate and ZensanaTM.  The development of pafuramidine maleate was discontinued in February 2008.

In January 2008, the Company entered into an exclusive licensing agreement with Alfacell Corporation to acquire the commercialization rights to Onconase® in the United States.  Onconase® is in Phase III clinical development for the treatment of unresectable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  Under the terms of the agreement, the Company made an initial cash payment of $5,000 to Alfacell in the first quarter of 2008.

In June 2008, the Company entered into an exclusive licensing agreement under which it acquired the commercialization rights in the United States to the thin film formulation of ondansetron from MonoSol Rx.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Under the terms of the agreement, the Company made an initial cash payment to MonoSol in the second quarter of 2008 of $1,250 and an additional $1,250 in the third quarter of 2008 upon successful completion of the first contractual milestone.

 In addition to these milestones, on-going R&D expense in support of the Company’s strategy to expand Strativa increased $1,800 driven by costs related to the development of ZensanaTM.

Expenditures related to the Company’s generic portfolio decreased $4,383 principally due to the non-recurrence of one-time costs associated with a third party development agreement ($2,500) and lower internal development costs ($1,878).

In October 2008, the Company announced that it plans to resize its generic unit as part of an ongoing strategic assessment of its businesses.  In conjunction with this action, the Company intends to significantly reduce its research and development expenses by decreasing its generic research and development effort.  Refer to Note 20 - “Subsequent Events” in the notes to the condensed consolidated financial statements for further detail.  Although there can be no such assurance, excluding restructuring charges anticipated to be recognized in the fourth quarter of 2008 relating to these decisions,  research and development expenses for 2008, including payments to be made to unaffiliated companies and milestone payments, are expected to decrease by approximately 15% to 20% from 2007.

Selling, General and Administrative Expenses – Three months ended September 27, 2008

Total selling, general and administrative (“SG&A”) expenses of $30,664 (20.6% of total revenues) for the three months ended September 27, 2008, decreased $3,246 or 9.6% from $33,910 (15.9% of total revenues) for the three months ended September 29, 2007.

The decrease in 2008 was mainly driven by lower compensation costs, including share-based compensation ($4,114) and lower expenses related to sales and marketing of Megace® ES ($1,382), tempered by an increase in legal fees ($2,553).

Selling, General and Administrative Expenses – Nine months ended September 27, 2008

Total selling, general and administrative expenses of $98,701 (23.7% of total revenues) for the nine months ended September 27, 2008, decreased $1,765, or 1.8%, from $100,466 (16.3% of total revenues) for the nine months ended September 29, 2007.  The decrease in 2008 was mainly driven by lower compensation costs, including share-based compensation ($5,969), the non-recurrence of severance costs that were incurred in the second quarter of 2007 ($1,723), lower expenses related to sales and marketing of Megace® ES ($4,248), and lower insurance costs ($1,607).  These decreases were tempered by an increase in legal fees ($11,288).

Although there can be no such assurance, SG&A expenses for 2008, excluding the impact of charges related to the resizing of the generic business anticipated to be recognized in the fourth quarter of 2008 and Strativa spending for potential pre-launch activities, are expected to decrease approximately 5% from fiscal year 2007 and may also fluctuate due to legal costs associated with the Company’s product litigations.

Settlements and Loss Contingencies, net

During the three months ended September 29, 2008, the Company recorded a loss contingency of approximately $4,592 in connection with Company’s Department of Veterans Affairs contract (refer to Note 14 to the condensed consolidated financial statements), which represents its estimate of the loss related to an expected settlement of this matter, including interest.

In August 2007, the Company received $367 and recorded a corresponding gain relating to the settlement of a class action law suit against a former supplier of raw materials that was found guilty of anti-competitive activities.

In August 2003, the Company and Perrigo Pharmaceuticals Company entered into a product development manufacturing and supply agreement to commercialize various products.  In March 2007, the parties terminated the agreement.  The terms of the settlement resulted in a net gain for the Company in the amount of $378 for the nine months ended September 29, 2007.

In September 1999, the Company entered into an agreement to develop, manufacture and market the pharmaceutical formulation naturbinol with Resolution Chemicals Limited.  In February 2007, the parties agreed to terminate this agreement.  The terms of the settlement resulted in a net gain for the Company in the amount of $200 for the nine months ended September 29, 2007.

Gain on Sale of Product Rights and other

During the three-month and nine-month periods ended September 27, 2008, the Company recognized a gain on the sale of product rights of $2,200 and $3,700, respectively, related to the sale of multiple ANDAs.

In November 2007, the Company entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party that is seeking to commercialize Megace® ES outside of the U.S.  The Company recorded $625 in the quarter ended March 29, 2008, when the Company’s obligations were fulfilled related to this agreement.

In May 2005, the Company and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridium difficle-associated diarrhea.  On February 27, 2007, in exchange for $20,000, the Company returned the marketing rights to Optimer and recorded a corresponding gain on the sale of product rights.

Equity in Loss of Joint Venture

Equity in loss of joint venture was $0 and $107 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $330 and $335 for the nine months ended September 27, 2008 and September 29, 2007, respectively.  The amounts represent the Company’s share of loss in SVC Pharma (“SVC”), the joint venture created with Rhodes Technology (“Rhodes”), and primarily relates to research and development costs incurred by the joint venture to develop ANDAs.  As further detailed in Note 15 – “Investment in Joint Venture” of the accompanying condensed financial statements, on June 27, 2008, the Company and SVC entered into a license and distribution agreement concurrent with FDA approval of an ANDA for dronabinol (Marinol®).  In connection with the agreement, the Company transferred its interest in SVC to Rhodes.

Loss on Sale of Marketable Securities and Other Investments, Net

The Company recorded a realized loss of $2.5 million during the three-month period ended September 27, 2008, which represented an other-than-temporary impairment of the Company’s investment in a debt security issued by Ford Motor Credit Company that matures in 2015.  Due to the recent deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment has been in a loss position, the Company no longer intends to hold this investment until maturity.  As such, the Company believed the loss was other-than-temporary.

The Company recorded a realized loss of $2,100 during the nine months ended September 27, 2008, which represented an other-than-temporary impairment of the Company’s investment in Hana Biosciences, Inc. (“Hana”).

The Company recorded an investment loss of $6,000 during in the nine months ended September 29, 2007, relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the nine months ended September 27, 2008, the Company reached a settlement in connection with the fund and received $1,667, which the Company recognized as a gain.

In February 2007, the Company sold approximately 1.1 million shares of its investment in Optimer stock for approximately $6,800 and recognized a pre-tax gain of approximately $1,357 for the nine month period ended September 29, 2007.

Interest Income

Interest income was $2,285 and $3,680 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $7,428 and $10,265 for the nine months ended September 27, 2008 and September 29, 2007, respectively.  Interest income principally includes interest income derived primarily from money market and other short-term investments.  The Company’s return on investments was negatively impacted by investments in instruments with lower yields.

Interest Expense

Interest expense was $1,667 and $1,691 for the three months ended September 27, 2008 and September 29, 2007, respectively, and $5,001 and $5,136 for the nine months ended September 27, 2008 and September 29, 2007, respectively.  Interest expense principally includes interest payable on the Company’s senior subordinated convertible notes due 2010.  Refer to Subsequent Events below for details of certain repurchases of the Company’s senior subordinated convertible notes.

Income Taxes

The Company recorded a provision for income taxes of $923 and $683 for the three months ended September 27, 2008 and September 29, 2007, respectively.  The Company’s effective tax rates for continuing operations for the three months ended September 27, 2008 and September 29, 2007 were 34% and 35%, respectively.  For the nine-month periods ended September 27, 2008 and September 29, 2007, the Company recorded a benefit for income taxes of $5,158 and a provision for income taxes of $24,541, respectively. The Company’s effective tax rates for the nine months ended September 27, 2008 and September 29, 2007 were 25% and 35%, respectively.  The Company’s effective tax rate for the three and nine month periods ended September 27, 2008 includes the impact of permanent tax items and reflects a $2,700 charge, recorded in the third quarter of 2008, related to the Company’s revised filing position on certain tax credits relating to prior years.

Discontinued Operations

In January 2006, the Company announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  The Company transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from the Company’s Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because the Company had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, the Company received $505 during the nine months ended September 27, 2008 which represents the Company’s share of the net proceeds of the sale transaction.  This $505 has been classified as discontinued operations on the condensed consolidated statement of operations for the nine months ended September 27, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and cash equivalents of $171,623 at September 27, 2008 decreased $28,509 from $200,132 at December 31, 2007.  Cash provided by operations was $36,155 for the nine months ended September 27, 2008, which reflects continuing operations as adjusted primarily for depreciation and amortization of $22,966, and share-based compensation of $10,257 and was driven by the liquidation of working capital, mainly lower inventory levels, which declined $35,975 due to lower sales demand for certain products and timing of receipt of certain purchased finished goods.  Payables due to distribution agreement partners increased $7,829 from higher sales of partnered products, mainly metoprolol.  These working capital reductions were offset by the higher net accounts receivable balance of $23,541 that was primarily driven by timing of sales in the quarter.  Cash flows used in investing activities of $64,608 were driven by net investments of $31,078 in available for sale debt securities, $20,000 invested as part of the amendment to the Company’s agreement with Spectrum Pharmaceuticals pursuant to which the Company increased its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection, in addition to capital expenditures of $13,015.  Cash used in financing activities were minimal in the nine-month period ended September 27, 2008.  However, refer to the Subsequent Events section below for a description of $50,000 used to repurchase certain senior subordinated convertible notes during the fourth quarter.

The Company’s working capital, current assets minus current liabilities, of $197,024 at September 27, 2008 decreased $13,490 from $210,514 at December 31, 2007.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.62x at September 27, 2008 compared to 1.67x at December 31, 2007.  The Company believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

In 2004, the Board authorized the repurchase of up to $50,000 of the Company’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  In 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75,000 of the Company’s common stock, inclusive of the $17,800 remaining from the April 2004 authorization.  The Company repurchased 1,643 shares of its common stock for approximately $31,400 pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43,600, as of September 27, 2008.

In addition to its cash and cash equivalents, the Company had $116,042 of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of September 27, 2008.  These available for sale debt securities were all available for immediate sale.  The Company intends to continue to use its current liquidity to support the expansion of its Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

As of September 27, 2008, the Company had payables due to distribution agreement partners of $44,308 related primarily to amounts due under profit sharing agreements, including an amount owed to Pentech with respect to paroxetine.  The Company is expected to pay substantially all of these amounts, with the exception of the payable due to Pentech, which is being disputed in current litigation with Pentech, out of its working capital during the first two months of the fourth quarter of 2008.  In 2004, Pentech filed a legal action against the Company alleging that the Company breached its contract with Pentech.  The Company and Pentech are in dispute over the amount of gross profit share.   The Company also accrued for a loss contingency estimated at approximately $4,600, including interest, as of September 27, 2008 related to a routine post award contract review of the Company’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that the VA Contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on the Company’s liquidity or financial condition when such additional liability is paid.

There have been no material changes to the contractual obligations table presented as of December 31, 2007 in the Company’s Annual Report on Form 10-K, except for the repurchases of senior subordinated convertible notes in the aggregate principal amount of $58,000 for approximately $50,000, including accrued interest.   Refer to the Subsequent Events section below for further details.

In addition to its internal research and development costs, the Company, from time to time, enters into agreements with third parties for the development of new products and technologies. To date, the Company has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations were not included in the contractual obligations table presented as of December 31, 2007 in the Company’s Annual Report on Form 10-K.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with the Company’s accounting policies.  The total amount that ultimately could be due under agreements with contingencies is approximately $57,000 as of September 27, 2008.

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

Financing

At September 27, 2008, the Company’s total outstanding short and long-term debt, including the current portion, was $200,000.  The amount consisted of senior subordinated convertible notes that the Company sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock of the Company at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, the Company has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  The Company may not redeem the notes prior to the maturity date.  The Trustee under the Indenture governing the Notes has alleged that the Company has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith.  Accordingly, until the matter is resolved, the Company is recording the payment obligations under the Notes as a current liability on the Company’s condensed consolidated balance sheet as of September 27, 2008.  Refer to Notes to condensed consolidated financial statements – Note 14 – “Commitments, Contingencies and Other Matters.”  In October 2008, the Company repurchased senior subordinated convertible notes in the aggregate principal amount of $58,000 related to three separate unsolicited offers for approximately $50 million, including accrued interest.  This repurchase will result in the write-off of approximately $500 of deferred financing costs in the fourth quarter of 2008.  The Company will record a gain of approximately $5,000, after tax, in the fourth quarter of 2008 related to this debt extinguishment.

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

The Company capitalizes costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The determination to capitalize is made once the Company (or its third party development partners) has filed an Abbreviated New Drug Application that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  The Company could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, the Company may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of September 27, 2008, the Company had pre-launch inventories of $1.0 million.  Should any launch be delayed, inventory write-offs may occur to the extent the Company is unable to recover the full value of its inventory investment.  The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including the Company’s expected number of competitors during the six-month period subsequent to any anticipated product launch.  Further, the Company believes that the inventory balance at September 27, 2008 is recoverable based on anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

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

Subsequent Events

In October 2008, the Company announced that it plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In addition, the Company intends to significantly reduce its research and development expenses by decreasing its internal generic research and development effort to focus on completing generic products currently in development and will continue to look for opportunities with external partners.  The Company further intends to trim its current generic product portfolio and retain only those marketed products that deliver acceptable profit to the Company.  These actions will result in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative will be eliminated by year-end 2008 and the remaining positions by the end of the first half of 2009.  In connection with these actions, the Company expects to incur pre-tax expenses in the range of approximately $28,000 to $38,000, which is comprised of approximately $11,000 for severance and other employee-related costs; approximately $17,000 to $18,000 for asset impairments resulting from facility closures and related actions; up to approximately $2,000 in inventory write-offs related to the reduction of the Company’s generic product portfolio; and up to approximately $7,000 for other costs.  The Company expects that approximately $8,000 to $10,000 of this charge will result in cash expenditures during the fourth quarter of 2008 and the first half of 2009.  The charges related to this plan to reduce the size of the generic business will be reflected on the consolidated statements of operations for the year ended December 31, 2008.

In October 2008, the Company repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $58,000 for approximately $50,000, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  This repurchase will result in the write-off of approximately $500 of deferred financing costs in the fourth quarter of 2008.  The Company will record a gain of approximately $5,000, after tax, in the fourth quarter of 2008 related to this debt extinguishment.  After the repurchase, $142,000 of senior subordinated convertible notes remains outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  The Company is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on September 27, 2008 would have caused the fair value of the Company’s investments in available for sale debt securities to decline by approximately $0.4 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease interest income earned by the Company by approximately $0.8 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject the Company to market risk at September 27, 2008 and December 31, 2007:

	September 27,	December 31,
	2008	2007
Securities issued by government agencies	$56,076	$46,201
Debt securities issued by various state and local municipalities and agencies	29,926	24,223
Other debt securities	32,594	13,991
Marketable equity securities available for sale	1,500	2,650
Auction rate securities	-	5,000
Total	$120,096	$92,065

Senior Subordinated Convertible Notes

The outstanding par value of the senior subordinated convertible notes was $200,000 and bear fixed interest at an annual rate of 2.875% as of September 27, 2008.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  On September 27, 2008, the senior subordinated convertible notes had a quoted market value of approximately $177,500, which is lower than the quoted market value as of December 31, 2007 of approximately $180,800.  The Company does not have any financial obligations exposed to variability in interest rates.  Refer to “Subsequent Events” above for detail of repurchase transactions involving the senior subordinated convertible notes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s  Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.  An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of September 27, 2008.  Based on that evaluation, the Company’s management, including its CEO and the CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 27, 2008 because it has not yet been concluded that the material weakness in the Company’s internal control over financial reporting related to the recording of proper income tax benefits from discontinued operations reported as of December 31, 2007, in the Company’s Form 10-K has been remediated.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended September 27, 2008, except for the implementation of measures described below under “Remediation of Material Weakness.”

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against the Company in the United States District Court for the Northern District of Illinois. This action alleges that the Company breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that the Company breached fiduciary duties allegedly owed to Pentech. The Company and Pentech are in dispute over the amount of gross profit share due to them. Discovery in this case has concluded. The Court denied cross motions for summary judgment relating to the construction of the contract and denied Pentech’s motion for summary judgment against the Company’s fraudulent inducement counterclaim. The Company also filed a motion for summary judgment against Pentech’s breach of fiduciary duty claim, and that motion was granted. The Company has since withdrawn its counterclaim.  A bench trial before a Magistrate Judge has been scheduled to commence on December 9, 2008.  The Company intends to defend vigorously this action.

Corporate Litigation

The Company and certain of its executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of the Company between July 23, 2001 and July 5, 2006. The lawsuits followed the Company’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that the Company and certain members of its management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning the Company’s financial condition and results of operations. The class actions are pending in the United States District Court, District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint. The Company and the individual defendants have filed a motion to dismiss.  The time for plaintiffs to respond has not yet expired.  The Company intends, and the members of management named as defendants have stated their intentions, to vigorously defend the class action.

On August 14, 2006, individuals claiming to be stockholders of the Company filed a derivative action, purportedly on behalf of the Company, against the current and certain former directors and certain current and former officers of the Company and the Company as a nominal defendant. The plaintiffs in this action alleged that, among other things, the named defendants breached their fiduciary duties to the Company based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants had been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of the Company, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action is pending in the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating and withdrew their claims as against certain defendants.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provided for, among other things, the Company to implement and/or maintain various corporate governance measures including the appointment of the General Counsel (or Assistant General Counsel) to implement a risk management program and to report directly to the Audit Committee of the Company, which shall have direct access to the General Counsel (or Assistant) without Company management present, and for the Company’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing for October 14, 2008.  At the Final Approval Hearing, the Court found the settlement to be fair, reasonable, adequate and in the best interests of the Company and its shareholders and finally approved the settlement, dismissed the action with prejudice and provided for releases in favor of the defendants.

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

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against the Company in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that the Company infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, the Company has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). The Company intends to vigorously defend this lawsuit and pursue its counterclaims.

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

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against the Company in the United States District Court for the District of New Jersey. Novartis alleged that the Company and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. The Company and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims.  The Company submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  The Company intends to defend vigorously this action and pursue its counterclaims against Novartis.

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

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because the Company submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, the Company filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that the Company's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  The Company filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of the Company's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  On August 29, 2008, the Court postponed the Markman hearing originally scheduled for September 5, 2008 to October 8, 2008.  The presiding judge for the case has been replaced by an appeals court judge.  Due to this substitution, the pre-trial order is now due December 5, 2008, the pre-trial conference is to be held December 18, 2008, and the 6-day bench trial is to be held January 9, 2009.  The Company intends to defend this action vigorously and pursue its counterclaims against Purdue, Napp, Biovail and Ortho-McNeil.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against the Company and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because the Company and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  The Company and MN filed their answer and counterclaims on October 10, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  The Company and MN filed their answer and counterclaim on February 20, 2008.  The court has set a tentative discovery deadline of December 31, 2008.  The Court has scheduled a status conference for all of the parties for February 11, 2009, with all motions due by June 15, 2009.  The Company and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

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

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against the Company in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because the Company submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  The Company filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to the Company’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  The Company filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing to October 21, 2008.  On October 21, 2008, the Markman hearing was postponed to November 5, 2008.  The Company intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

Industry Related Matters

 Beginning in September 2003, the Company, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, the Company has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, civil penalties, disgorgement of excessive profits, restitution, counsel fees and costs, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah and federal Ven-A-Care actions the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, the Company has either moved to dismiss the complaints or answered the complaints denying liability.  The Company intends to defend each of these actions vigorously.

In addition, at various times between 2006 and 2008, the Attorneys General of Florida and Virginia issued subpoenas, and the Attorneys General of Michigan, Tennessee and Indiana issued civil investigative demands, to the Company.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  The Company has provided the requested documents and information to the respective Attorneys General and will continue to cooperate with the Attorneys General in these investigations if it is called upon to do so.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed, except as provided below.

The Company’s plan to resize its generic unit as part of its ongoing strategic assessment of its business may not yield the desired results.

In October 2008, the Company announced that it plans to resize its generic products division as part of an ongoing strategic assessment of its businesses, including by decreasing its internal research and development expenditures, focusing on completing products currently in development, continuing to look for product development opportunities with external partners, and trimming its current generic product portfolio to retain only those marketed products that deliver acceptable profit to the Company.  See Note 20 – “Subsequent Events.”  The Company’s resizing of its generic unit may not yield the desired results of increasing profitability or optimizing its current generic product portfolio or generic product pipeline.  In addition, decreasing the Company’s research and development expenditures may limit the number of new products that the Company is able to develop internally, and the Company may not be able to find sufficient or acceptable external product development opportunities.

The continuation of a low trading price of the Company’s common shares might suggest that its goodwill is impaired and / or result in future charges to earnings for an impairment of its goodwill.

Subsequent to September 27, 2008, the Company’s market capitalization began trading in a range that is below its historical book value.  The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on healthcare.  The Company’s sales and profitability could be negatively affected if consumers curtail their spending on pharmaceutical products.  In addition, reduced consumer spending may lead the Company’s competitors to decrease prices.  These conditions may adversely affect the Company’s industry, business and results of operations and may cause the market value of our common stock to decline further.  The Company’s goodwill relates solely to its generic unit.  The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.  The Company intends to evaluate its goodwill for impairment during the fourth quarter of 2008.  The Company will assess the fair value of its goodwill via multiple discounted cash flows and market approaches.  Impairment of goodwill is determined to exist when the fair value is less than the carrying value of the net assets being tested.

The risks described in our Annual Report and above are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending September 27, 2008

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
June 29, 2008 through July 26, 2008	-	N/A	-	-
July 27, 2008 through August 23, 2008	7,448	N/A	-	-
August 24, 2008 through September 27, 2008	1,530	N/A	-	3,432,544
Total	8,978	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of the Company’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, the Company announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of the Company’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 27, 2008.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 8,978 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of the Company’s common stock on the New York Stock Exchange of $12.69 at September 26, 2008.

ITEM 6.  EXHIBITS

10.1

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Gerard Martino, dated as of November 5, 2008 (filed herewith).

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

Date:  November 6, 2008

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Date:  November 6, 2008

/s/ Veronica A. Lubatkin

Veronica A. Lubatkin

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Gerard Martino, dated as of November 5, 2008 (filed herewith).

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