Form 10-K
period 2008-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2009-03-02
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

 Yes           No_X_

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

Yes         No_X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.     [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ X ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

The aggregate market value of the common equity held by non-affiliates as of June 27, 2008 (the last business day of the Registrant’s completed second fiscal quarter in 2008) was approximately $531,887,000.  For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 27, 2008.

Number of shares of the Registrant’s common stock outstanding as of February 17, 2009: 34,830,334.

TABLE OF CONTENTS

PAGE

PART I

Forward-Looking Statements

Item 1.     Business

3

Item 1A.   Risk Factors

 15

Item 2.      Properties

 27

Item 3.     Legal Proceedings

 27

Item 4.     Submission of Matters to a Vote of Security Holders

 35

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

35

Item 6.     Selected Financial Data

 37

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations

 38

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

52

Item 8.     Consolidated Financial Statements and Supplementary Data

  53

Item 9     Changes In and Disagreements with Accountants on Accounting and Financial

Disclosure

 53

Item 9A.   Controls and Procedures

53

Item 9B.   Other Information

54

PART III

Item 10    Directors and Executive Officers of the Registrant

54

Item 11    Executive Compensation

54

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

54

Item 13    Certain Relationships and Related Transactions

54

Item 14    Principal Accountant Fees and Services

55

PART IV

Item 15    Exhibits

55

SIGNATURES

61

PART I

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of this Report and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Report are made as of the date of this Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business

GENERAL and RECENT DEVELOPMENTS

Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned subsidiary, Par Pharmaceutical, Inc. (hereinafter collectively referred to herein as “Par,” “we,” “our,” or “us”), is in the business of developing, manufacturing and distributing generic and branded drugs in the United States.  In October 2008, Par announced a resizing of its generic segment that included the reduction of its internal research and development operations.  In January 2006, Par announced its divestiture of one of its subsidiaries, FineTech Laboratories, Ltd., effective December 31, 2005, to a former officer and director of our company.  As a result of the divestiture, the business is being reported as a discontinued operation for all periods presented, as applicable.  On June 10, 2004, Par acquired Kali Laboratories, Inc., a generic pharmaceutical research and development company.  Goodwill associated with this acquisition is approximately $64 million at December 31, 2008.  Par’s fiscal year ends on December 31 of each year presented.  Par’s fiscal quarters end on the Saturday closest to each calendar quarter end.  Par’s principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and its telephone number at such address is (201) 802-4000.  Additional information concerning our company can be found on our website at www.parpharm.com.

Par makes its electronic filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, available through Par’s website, free of charge, as soon as reasonably practicable after it electronically files or furnishes them to the SEC.  Information on the website is not, and should not be construed to be, part of this Annual Report on Form 10-K.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Also available on Par’s website are Par’s Corporate Governance Guidelines, charters for the Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee of Par’s Board of Directors, and Par’s Code of Ethics.

Prescription pharmaceutical products are sold as either generic products or brand products.  In the third quarter of 2005, Par shipped its first brand product, Megace® ES, and has two reportable business segments: generic pharmaceuticals and brand pharmaceuticals.  In 2007, Par began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals.  See Notes to Consolidated Financial Statements – “Note 19 – Segment Information.”

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

Par’s product line as December 31, 2008 comprised generic prescription drugs consisting of 58 product names (molecules), in the form of 67 products (each with an associated ANDA), and 244 various SKUs (packaging sizes).  Par’s products are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule).  In addition, Par markets several oral suspension products and products in the semi-solid form of a cream.  Par manufactures some of its own products and has strategic alliances and relationships with several pharmaceutical and chemical companies that provide Par with products for sale through various distribution, manufacturing, development and licensing agreements.

In October 2008, Par announced that its plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In addition, Par has begun to significantly reduce its research and development expenses by decreasing its internal generic research and development effort to focus on completing generic products currently in development and will continue to look for opportunities with external partners.  Par further intends to trim its current generic product portfolio and retain only those marketed products that deliver acceptable profit to Par.

A growing practice within the generic industry is the use of authorized generics.  Brand name companies do not face any regulatory barriers when attempting to introduce a generic version of their proprietary brand and they often license this right to a subsidiary or a generic distributor.  Authorized generics may be sold during (and after) the exclusivity period granted to the developer of a generic equivalent to the brand product.  Par has marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company, fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed from GlaxoSmithKline plc, and metoprolol succinate ER (Toprol XL®) licensed through AstraZeneca.

Par markets its generic products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through its internal staff.  Par also promotes the sales efforts of wholesalers and drug distributors that sell Par’s products to clinics, governmental agencies and other managed health care organizations.

Strativa Segment

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

Our branded products are sold by our specialty field force, which communicates the therapeutic and health economic benefits of our products, versus our competitors’ products, to healthcare providers and managed care organizations.

As part of its business plan to sustain future growth, Par has created a proprietary products division in September 2007 focused on commercialization of Megace® ES and the licensing and commercialization of other proprietary, specialty products.  Par named the proprietary products segment Strativa Pharmaceuticals.  Megace® ES, our first brand product, is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS.

Par believes that brand products generally have more limited competition, longer product life cycles and long-term higher profitability than generic products.  Par continues to pursue product or business acquisitions or licensing arrangements to expand its brand product line.

Par submitted its first New Drug Application (“NDA”) in June 2004, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, for megestrol acetate oral suspension NanoCrystal® Dispersion.  This NDA was approved by the Food and Drug Administration (the “FDA”) in July 2005 and soon thereafter we began marketing megestrol acetate oral suspension NanoCrystal® Dispersion under the brand name Megace® ES.  Strativa has promoted Megace® ES as its primary brand product and generated prescription growth from launch through 2007.  Net sales growth tempered in 2008, principally due to the reimbursement environment for Megace® ES that became more challenging, including a change in reimbursement status that was implemented by a major Medicare Part D plan.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Solvay’s Androgel®, as well as future versions of Androgel® or other products that are mutually agreed upon by Solvay and us, for a period of six years.  As compensation for its marketing and sales efforts, Strativa Pharmaceuticals will receive up to $10 million annually, paid quarterly, for the six-year period.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

 In July 2007, Strativa Pharmaceuticals also acquired an exclusive license to the U.S. commercialization rights to BioAlliance Pharma S.A's Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Phase III studies have been completed by BioAlliance, and BioAlliance submitted a NDA for Loramyc® on February 6, 2009 and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.

In August 2007, Strativa Pharmaceuticals also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  Assuming successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  Strativa Pharmaceuticals and its development partner in this program, NovaDel, are collaborating in the reformulation of Zensana™.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  Strativa Pharmaceuticals is working with NovaDel to further evaluate the results in order to determine the next steps for the Zensana™ program.

In June 2008, we entered into an exclusive licensing agreement with MonoSol under which the company acquired the commercialization rights in the United States to MonoSol’s thin film formulation of ondansetron.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Bioequivalency studies were initiated in 2008 by MonoSol.  Two studies were completed in 2008 in this program that demonstrated bioequivalence to the reference drug.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product, thereby triggering our payment to MonoSol of a $1 million milestone, which will be charged to research and development expense.  It is anticipated that Strativa could file a NDA with the FDA within the next twelve months.

In January 2008, Strativa Pharmaceuticals entered into an exclusive license agreement with Alfacell Corporation under which it received the exclusive U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase) for the treatment of inoperable malignant mesothelioma, a rare cancer affecting the lungs usually associated with exposure to asbestos.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial, which assessed treatment with Onconase® plus doxorubicin compared to treatment with doxorubicin alone, did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  However, based on the preliminary data from the Phase III study, statistically significant results were achieved in the subset of evaluable unresectable malignant mesothelioma in patients who failed a prior chemotherapy regimen before entering this clinical trial.  This subset of patients achieved a statistically significant increase in overall survival when treated with Onconase® plus doxorubicin compared to treatment with doxorubicin alone.  On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma patients. At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

It is anticipated that growth of Strativa Pharmaceuticals will be based largely on the in-licensing of new compounds and approval of existing new compounds licensed, as well as maintaining the number of prescriptions on its current brand products.

Other

Par has adopted a Code of Ethics that applies to all of its directors, officers, employees and representatives.  This code is publicly available on the company’s website.  Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be available on Par’s website.  Par’s corporate governance guidelines and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation and Management Development Committee of its Board are also available on its website.  Any of these materials may also be requested in print by writing to Par, Attention: Thomas Haughey, Executive Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

PRODUCT INFORMATION

Par distributes numerous drugs at various dosage strengths some of which are manufactured by us and some of which are manufactured for us by other companies.  Set forth below is a list of the drugs manufactured and/or distributed by Par, including the brand name product Megace® ES, for which Par holds the NDA as of December 31, 2008.  The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked.  The holders of the trademarks are non-affiliated pharmaceutical companies.  Par holds the Abbreviated New Drug Applications (“ANDAs”) and NDAs for the drugs that it manufactures.

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKU’s/Packaging Sizes
Generic:
Acebutolol Hydrochloride	Sectral®	1	2
Acyclovir	Zovirax®	2	3
Allopurinol	Zyloprim®	1	5
Amiloride HCl	Midamor®	1	2
Amiodarone Hydrochloride	Cordarone®	1	2
Aspirin	Zorprin®	1	1
Benztropine Mesylate	Cogentin®	1	5
Buspirone Hydrochloride	Buspar®	1	10
Cabergoline	Dostinex®	1	1
Captopril	Capoten®	1	6
Chlordiazepoxide HCl & Amytriptilene	Limbitrol®	1	2
Cholestyramine	Questran®	2	8
Clomiphene Citrate	Clomid®	1	2
Clonazepam ODT	Klonopin®	1	4
Cyproheptadine HCl	Periactin®	1	2
Diphenoxylate HCl & Atropine Sulfate	Lomotil®	1	2
Doxepin HCl	Sinequan®	1	13
Doxycycline	Adoxa®	2	8
Dronabinol	Marinol®	1	3
Enalapril Maleate & HCTZ	Vaseretic®	1	2
Estazolam	Prosom®	1	1
Famotidine	Pepcid®	1	6
Flecainide Acetate	Tambocor®	1	3
Fluoxetine	Prozac®	3	10
Fluphenazine HCl	Prolixin®	1	8
Flutamide	Eulexin®	1	1
Fluticasone	Flonase®	1	1
Glycopyrrolate	Robinul®	1	2
Hydralazine HCl	Apresoline®	2	10
Hydroxyurea	Hydrea®	1	1
Ibuprofen	Motrin®	1	6
Imipramine HCl	Tofranil®	1	6
Isosorbide Dinitrate	Isodril®	1	8
Leflunomide	Arava®	1	4
Leuprolide	Lupron®	1	1
Lovastatin	Mevacor®	1	6
Meclizine HCl	Antivert®	1	4
Megestrol Acetate	Megace®	2	6
Mercaptopurine	Purinethol®	1	2
Metaproterenol Sulfate	Alupent®	1	2
Methimazole	Tapazole®	1	2
Metoprolol Succinate	Toprol XL®	1	4
Minocycline Hydrochloride	Dynacin®	1	4
Minoxidil	Loniten®	1	3
Nabumetone	Relafen®	1	4
Nystatin	Mycostatin®	1	2
Oxandrolone	Oxandrin®	1	2
Propoxyphene	Darvon®	1	2
Propranolol HCl	Inderal®	1	8

Ranitidine HCl	Zantac®	3	12
Silver Sulfadiazine	Silvadene®	1	7
Sotalol HCl	Betapace®	1	3
Sumatriptan succinate	Imitrex®	1	4
Ticlopidine Hydrochloride	Ticlid®	1	3
Tizanidine HCl	Zanaflex®	1	4
Torsemide	Denadex®	1	6
Tramadol w/APAP	Ultracet®	1	2
Tranylcypromine Sulfate	Parnate®	1	1
	Totals	67	244
	Externally Manufactured	30	91
	Internally Manufactured	37	153

Strativa:
Megace® ES		1 NDA	2

Par seeks to introduce new products through its research and development program, distribution and other agreements, including licensing of authorized generics and branded products, with pharmaceutical companies located in various parts of the world.  As such, Par has pursued and continues to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products.  Par’s distribution and supply agreements that it believes are material to its business are described in the Notes to Consolidated Financial Statements – Note 12 – “Distribution and Supply Agreements.”   Par entered into several recent agreements, which are described in the Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and – Note 22 – “Subsequent Events.”

RESEARCH AND DEVELOPMENT

Generic Segment

Par’s research and development activities for generic products consist principally of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on brand name drugs for which Par believes the patents are invalid or Par can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs and (iv) introducing technology to improve production efficiency and enhance product quality.  The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed regardless of the amount of time and money spent on research and development.  The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or other reasons.

The research and development of Par’s pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, have historically taken approximately two to three years to complete. Accordingly, Par typically selects products for development that it intends to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy and patent issues associated with the product.

Par contracts with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval.  These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost from approximately $0.2 million to $1.1 million for each biostudy.  Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation”).  During 2008, Par spent approximately $9.9 million with outside laboratories to conduct biostudies for 9 potential new products.  Par intends to continue to contract for additional biostudies in the future.

Par, from time to time, enters into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies.   Going forward license agreements will be the main source of new generic products.  Although a number of products in development were internally developed, Par’s 2008 resizing of its generic segment included the downsizing of its research and development function.  Refer to the restructuring charges described in the Notes to Consolidated Financial Statements – Note 21 – “Restructuring Costs.”  Par’s product development agreements that it believes are material to its business are described in Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements.”  Pursuant to these agreements, Par has advanced funds to several unaffiliated companies for products in various stages of development.  As a result of its product development program, Par or its strategic partners currently have approximately 37 ANDAs pending with the FDA.

Strativa Segment

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

An IND, in order to be approved, must demonstrate that the product adequately delivers the drug into the bloodstream or intended site of action to produce the desired therapeutic results before the product can proceed to human clinical trials.  The toxicology studies are also analyzed to ensure that clinical trials can safely proceed. There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in the IND. If the FDA raises any such concerns, the developer must address those concerns before the clinical trials can begin. The IND becomes effective 30 days after receipt by the FDA if the FDA does not raise any concerns.  Prior to the start of any clinical study, an independent institutional review board must review and approve such study.

There are three main stages to each clinical trial:

•

In Phase I of the clinical trial, the drug is tested for safety, absorption, tolerance and metabolism in a small number of subjects.

•

In Phase II, after successful Phase I evaluations, the drug is tested for efficacy in a limited number of subjects. The drug is further tested for safety, absorption, tolerance and metabolism.

•

In Phase III, after successful Phase II evaluations, the subject population is enlarged and further tests are done to determine safety and efficacy.

The developer then submits a NDA containing the results from the pre-clinical and clinical trials. The NDA drug development and approval process could take from approximately three to more than ten years.

It is our intention to bypass the substantial investments associated with INDs and NDAs and support the continued sales growth of our existing brand product (Megace® ES) and add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development products or currently marketed products.

In July 2005, Par received FDA approval and began shipping Megace® ES, its first brand product.  Par has also made strategic investments related to the in-licensing of the products described below, and we expect to spend significant amounts related to development and sales milestones and royalties related to these in-licensed products in the future.

In July 2007, we acquired an exclusive license to the U.S. commercialization rights to BioAlliance Pharma's Loramyc (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, we paid BioAlliance an initial payment of $15.0 million, which was charged to research and development expense, and will pay BioAlliance $20.0 million upon FDA approval, which will be capitalized as an intangible asset.  Additionally, we will pay BioAlliance royalties on sales; BioAlliance may receive milestone payments on future sales.  Phase III studies have been completed by BioAlliance, and BioAlliance submitted a NDA for Loramyc® on February 6, 2009 and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.

In August 2007, Par announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana.  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  Assuming successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  Under terms of the agreement, we made a $4 million investment in Hana.  In addition, Hana would receive milestone payments and royalties on future sales of ZensanaTM.  Par also announced that it has entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM.  Following completion of reformulation efforts already under way, we will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA.  In addition, as part of our strategy to continue to concentrate resources on supportive care in AIDS and oncology, we returned to NovaDel the rights to NitroMistTM , NovaDel’s proprietary oral spray form of the drug used to treat angina pectoris.

In January 2008, Par entered into an exclusive license agreement with Alfacell Corporation.  Under the agreement, we received the exclusive U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase).  In exchange for the U.S. commercialization rights, Par made an initial payment to Alfacell of $5 million (charged to research and development expense) and will make a subsequent payment of up to $20 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma.  At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  As previously reported, the results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial for Onconase® in patients suffering from unresectable malignant mesothelioma did not meet statistical significance for the primary endpoint of survival in unresectable malignant mesothelioma.  However, a statistically significant improvement in survival was seen in the treatment of unresectable malignant mesothelioma patients who failed one prior chemotherapy regimen, a pre-defined primary data set for this sub-group of patients in the trial, which represents a currently unmet medical need.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

 In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx under which we acquired the U.S. commercialization rights to MonoSol’s thin film formulation of ondansetron.  Through September 2008, we made payments of $2.5 million (charged to research and development expense) to MonoSol, consisting of an initial payment of $1.25 million for the delivery of product prototype and a development milestone of $1.25 million for the delivery of pilot stability reports.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA, including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product, thereby triggering our payment to MonoSol of a $1 million milestone, which will be charged to research and development expense.  We may make subsequent payments of up to $2.5 million, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  Par may also pay up to $2 million of certain clinical costs that exceed $1 million.  If the product receives FDA approval, we will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to the company.

Our product development agreements that we believe are material to the Strativa brand business are described in Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” and Note 22 – “Subsequent Events.”

No assurances can be given that Par or any of its strategic partners will successfully complete the development of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product can be sold profitably.

MARKETING AND CUSTOMERS

We market our products under the Par label principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through our internal staff.  Some of our wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations.  Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

We have approximately 87 customers, some of which are part of larger buying groups.  In 2008, our three largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows; McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  In 2008, Walgreen Co. accounted for only approximately 3% of our total revenues and is no longer considered a major customer.  In 2007, our four largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows; McKesson Drug Co. (22%), AmerisourceBergen Corporation (12%), Cardinal Health, Inc. (11%) and  Walgreen Co. (10%).  We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.  See Notes to Consolidated Financial Statements - Note 19 – “Segment Information.”

ORDER BACKLOG

The approximate dollar amount of open orders (net sales basis), believed by management to be firm, at December 31, 2008, was approximately $6.6 million, as compared to approximately $24.6 million at December 31, 2007, and approximately $18.1 million at December 31, 2006.  These orders represent unfilled orders as of December 31, 2008 along with orders that were scheduled to be shipped at December 31, 2008.  Open orders are subject to cancellation without penalty.

COMPETITION

The pharmaceutical industry is highly competitive.  At times, we may not be able to differentiate our products from our competitors, successfully develop or introduce new products that are less costly than those of our competitors, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors.  We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Watson Pharmaceuticals, the Actavis Group, Apotex Pharmaceutical Healthcare, Sandoz Pharmaceuticals, and Roxane Laboratories.  Our principal strategy in addressing our generic competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing.  There can be no assurance, however, that this strategy will enable Par to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

In the generic drug industry, when a company first introduces a generic drug, under certain circumstances it may be granted exclusivity by the FDA to market the product for a period of time before any other generic distributor may enter the market.  At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%).  As a result of price declines, Par may at its discretion provide price adjustments to its customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  These types of price adjustments are commonly known as shelf stock adjustments.  There are circumstances under which Par may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may lose future sales volume to competitors rather than reduce our pricing.

Competition in the generic drug industry has also increased due to the advent of authorized generics.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their proprietary brand name drugs.  Further, authorized generics may be sold during any period of generic marketing exclusivity granted to a generic company, which significantly undercuts the profits that a generic company could receive as an otherwise exclusive marketer of a generic product.  Such actions have the effect of reducing the potential market share and profitability of generic products developed by Par and may inhibit us from introducing generic products corresponding to certain brand name drugs.  Par has also marketed authorized generics in partnership with brand companies, including during the exclusivity periods of our generic competitors.

In addition to competing products, increased price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups, which has caused reductions in sales prices and gross margin.  This competitive environment has led to an increase in customer demand for downward price adjustments from the distributors of generic pharmaceutical products.  Such price reductions are likely to continue, or even increase, which could have a consequential material adverse effect on our revenues and gross margin.

The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with Par’s products, (ii) introduction of authorized generic products in direct competition with Par’s products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures and product deletions by competitors, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling and (x) a company’s breadth of product offerings.

RAW MATERIALS

The raw materials essential to Par’s manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  To date, Par has experienced no significant difficulties in obtaining raw materials and expects that raw materials will generally continue to be available in the future.  However, since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required.  A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on Par’s results of operations and financial condition.  Generally, Par attempts to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that it manufactures.  In addition, Par may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for its products.

EMPLOYEES

At December 31, 2008, Par had 654 employees.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

GOVERNMENT REGULATION

The development, manufacturing, sales, marketing and distribution of Par’s products are subject to extensive governmental regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal Trade Commission (the “FTC”) and state and local governments.  For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions.  There is uncertainty around changes in regulations, enforcement positions, statutes and legal interpretations, all which could have a material adverse effect on our financial condition and results of operation.

Various legislative proposals at the federal and state levels could bring about major changes in the affected health care systems.  We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to Par in terms of costs of compliance and penalties associated with failure to comply.

The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Par’s products.  Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions.  Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications.  The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

Pricing Regulation

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of the company’s products.  Government authorities and third-party payors increasingly are challenging the price of medical products and services.  On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs.  This has led to an increase in federal and state legislative initiatives around drug prices which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand.  With respect to the Medicaid program, certain proposed provisions of the Deficit Reduction Act of 2005 went into effect January 1, 2007, and a final rule went into effect as of October 1, 2007 that resulted in changes to certain formulas used to calculate pharmacy reimbursement under Medicaid.  These changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If Par’s products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

Moreover, government regulations regarding reporting and payment obligations are complex and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs.  Our calculations are subject to review and challenge by various government agencies and authorities and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves.  Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to the risk of errors.  In the event that a government authority finds errors or ambiguity with regard to our report of payments, such authority may impose civil and/or criminal sanctions which could have a material adverse effect on our business.

Fraud and Abuse Regulation

Pharmaceutical companies are subject to various federal and state laws relating to sales and marketing practices intended to combat health care fraud and abuse.  These include anti-kickback laws, false claims laws and FDA regulation of advertising and promotion of pharmaceutical products.  We have and will continue to incur costs to comply with these laws.  While Par intends to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level and, due to the breadth of regulation and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities.  Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion from federal health care programs.  Any such violations could have a material adverse effect on our business.

AWP Litigation

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.”  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments for prescription drugs.  Par, as well as numerous other pharmaceutical companies, was named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and additional actions are anticipated.  These actions, if successful, could adversely affect Par and may have a material adverse effect on our business.  Refer to Item 3 – “Legal Proceedings” and Notes to Consolidated Financial Statements - Note 17 – “Commitments, Contingencies and Other Matters” for further information.

Drug Pedigree Laws

State and federal governments are enforcing drug pedigree laws which require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level.  Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer.  Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers.  While Par fully intends to comply with these laws, there is uncertainty around future changes in legislation and government enforcement of these laws.  Failure to comply could result in fines or penalties, as well as loss of business that have a material adverse effect on Par’s business.

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

New Drug Applications and Abbreviated New Drug Applications

FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed.  To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.  The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other time.  The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs.  To comply with the standards set forth in these regulations, Par must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of such drug.  There currently are two basic ways to satisfy the FDA’s safety and effectiveness requirements:

1.

New Drug Applications (NDAs): Unless the procedure discussed in paragraph 2 below is permitted under the Federal Food, Drug, and Cosmetic Act, a prospective manufacturer must submit to the FDA a NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data.  The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials.  Clinical trials are conducted in three sequential phases and may take up to several years to complete.  At times, the phases may overlap.  Data from pre-clinical testing and clinical trials is submitted to the FDA as a NDA for marketing approval.

2.

Abbreviated New Drug Applications (ANDAs): The Hatch-Waxman amendments established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as “listed drugs”).  Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug.  For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure.  In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

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

Section 505(b)(2) was added to the Federal Food, Drug, and Cosmetic Act by the Hatch-Waxman amendments. This provision permits the FDA to rely, for approval of a NDA, on data not developed by the applicant. A 505(b)(2) application must include identification of the listed drug for which the FDA has made a finding of safety and effectiveness and on which finding the applicant relies in seeking approval of its proposed drug product. A 505(b)(2) application may rely on studies published in scientific literature or an FDA finding of safety and/or efficacy for an approved product for support, in addition to clinical studies performed by the applicant.

The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalence studies) were essential to the approval of the application and was conducted by the applicant. The approval of a 505(b)(2) application may result in five years of exclusivity if it is for a new chemical entity. If appropriated under U. S. patent laws, 505(b)(2) NDAs are eligible for the FDA’s patent certification protection.  Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.

Other

In addition to the U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs.  Par’s operations are also subject to regulation, licensing requirements and inspection by the states and localities in which its operations are located and/or it conducts business.

Certain of our activities are also subject to FTC enforcement actions.  The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  See Item 3 – “Legal Proceedings” for further information.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

Par also is governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, health and safety, and equal employment opportunity.

As a public company, Par is subject to the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the regulations promulgated thereunder.  The SOX Act contains a variety of provisions affecting public companies, including the relationship with its auditors, prohibiting loans to executive officers and requiring an evaluation of its internal disclosure controls and procedures.

MANAGEMENT INFORMATION SYSTEMS

Par’s Information Systems (“IS”) contributes state-of-the-industry infrastructure for reliable operations, business-driven solutions that align with the company’s objectives for profitable growth and innovative ideas bound to business performance and efficiency goals.

Par’s IS department is organized into two divisions:  business applications and technical operations.  Each division maintains its own development, implementation and support teams.

The business applications division purchases, develops, and maintains application business systems jointly with internal departments.  This division follows industry practices in project management, systems development life cycle, IT change management, account management, computer systems validation, and data archiving.  The major business systems are as follows:

•

Scientific Systems:

•

IBM SCORE Electronic Submissions

•

Waters Empower Data Acquisition

•

Labware LIMS

•

TrackWise Compliance Tracking

•

Commercial Systems:

•

JDEdwards Financials

•

Hyperion Financial Consolidation

•

iMany Wholesaler Chargebacks

•

Supply Chain Systems:

•

JDEdwards Enterprise Resource Planning

•

Sterling GIS Electronic Data Interchange

•

Human Resources Systems:

•

PeopleSoft Human Resources

•

ADP Payroll

The technical operations division purchases, develops, and maintains technical infrastructure systems.  This division follows industry best practices in configuration management, incident/problem management, capacity planning, disaster recovery, backup and restore, data center operations, and security management.  The major technical operations areas are as follows:

•

electronic mail

•

multiple data centers

•

network management

•

telecommunications

•

web services

COMPANY STRENGTHS AND STRATEGIES

It is our intention to successfully manage both of our generic and proprietary businesses for the long term.  We are striving to achieve sustainable long-term growth with enhanced profitability and improved cash flow.

Par’s Generic Products Division is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients.  Par ranked 9th in U.S. sales among all generic drug companies in 2008, according to IMS Health, and as of December 31, 2008 manufactures, markets or licenses generic prescription drugs consisting of 58 product names (molecules), in the form of 67 products (each with an associated ANDA), and 244 various SKUs (packaging sizes).

Par’s pipeline includes approximately 37 products awaiting FDA approval and approximately 13 others under active development.  In recent years, Par introduced generic versions of several major pharmaceutical products, including Toprol-XL®, Flonase®, Imitrex®, Inderal LA®, Prozac® and Megace® Oral Suspension.

Developing and Marketing Higher-Margin Generic Pharmaceuticals

Par’s generic products division is focused on developing products with limited competition, significant barriers to entry and longer life cycles.  Its success is also predicated on business development, including in-licensing, alliances and acquisitions, and cost efficiencies derived from global sourcing initiatives and operations.

Building a Leading Proprietary Pharmaceutical Business Focused on Specialty Markets

In 2005, Par received approval for and introduced the appetite stimulant Megace® ES (megestrol acetate) 625 mg/5 mL oral suspension, its first proprietary pharmaceutical product.  In the near term, it is our intention to support the continued sales growth of Megace® ES, and to add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development or currently marketed products.  In July 2007, Par announced it entered into an exclusive licensing agreement under which we will receive commercialization rights in the U.S. to BioAlliance’s Loramyc® (miconazole Lauriad®), an antifungal therapy currently in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  The ongoing pivotal Phase III trial for Loramyc® involves 540 patients at 40 sites in the U.S., Canada and South Africa.  In August 2007, we announced the acquisition of the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana.  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery, and following successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  We also announced that we have entered into an agreement with NovaDel, to collaborate in the reformulation of ZensanaTM.  Following completion of reformulation efforts already under way, we will reconfirm the product's pharmacokinetic profile and resubmit the NDA to the FDA.   In June 2008, Par entered into an exclusive licensing agreement with MonoSol under which we acquired the commercialization rights in the United States and its territories to MonoSol’s thin film formulation of ondansetron.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product.

ITEM 1A.  Risk Factors

The pharmaceutical industry is a fast-paced, highly competitive environment with various factors that influence the ability of a company to successfully commercialize a product. Many of these factors are beyond our control and are, therefore, difficult to predict.  The following section sets forth the principal risks to our business activities and condition (financial or otherwise) and prospects.  These risks, along with others, have the potential to materially and adversely affect our business, financial position, results of operations and prospects.

Risks Related to Our Business

Our plan to resize our generic unit as part of our ongoing strategic assessment of our business may not yield the desired results.

In October 2008, we announced that we planned to resize our generic products division as part of an ongoing strategic assessment of our businesses, including by decreasing our internal research and development expenditures, focusing on completing products currently in development, continuing to look for product development opportunities with external partners, and trimming our current generic product portfolio to retain only those marketed products that deliver acceptable profit.  Our resizing of our generic unit may not yield the desired results of increasing profitability or optimizing our current generic product portfolio or generic product pipeline.  In addition, decreasing our research and development expenditures will limit the number of new products that we are able to develop internally, and we may not be able to find sufficient or acceptable external product development opportunities.

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent development and commercialization.  Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•

the development and manufacture of products in compliance with regulatory standards in a timely manner;

•

the clinical testing process to assure that new products are safe and effective;

•

the risk that any of our products presently under development, if and when fully developed and tested, will not perform as expected;

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

As a result of these and other difficulties, products currently in development may or may not receive necessary regulatory approvals, on a timely basis or at all. This risk exists particularly with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

We face intense competition in the pharmaceutical industry from brand name and generic distributors, which could significantly limit our growth and materially adversely affect our financial results.

The pharmaceutical industry is highly competitive.  Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our competitors may be able to develop products and/or processes competitive with, or superior to, our own. Furthermore, we may not be able to differentiate our products from those of our competitors, successfully develop or introduce new products that are less costly than those of our competitors, or offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technological advances and consolidations continue.  New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Watson Pharmaceuticals, the Actavis Group, Apotex Pharmaceutical Healthcare, Sandoz Pharmaceuticals, and Roxane Laboratories.  These companies, among others, collectively compete with the majority of our products.  We also face price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups.  Any of these factors, in turn, could result in reductions in our sales prices and gross margin.  This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors.  Our principal strategy in addressing our competition is to offer customers a consistent supply of a broad line of generic drugs.  There can be no assurance, however, that this strategy will enable Par to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

Our principal strategy in addressing our competition is to offer our customers a consistent supply of a broad line of generic drugs at competitive pricing and attempt to bring to market products with limited competition.  We cannot provide assurance, however, that we will be successful in implementing this strategy, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any viable new strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  An authorized generic product is not prohibited from sale during the 180-day marketing exclusivity period granted by the Hatch-Waxman Act. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity.  This is a significant source of competition for us because brand-name companies do not face any regulatory barriers to introducing a generic version of their proprietary brand.  Additionally, authorized generics may be sold during our marketing exclusivity period, which can materially affect the profits that we could receive as an otherwise exclusive marketer of a product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which will have a material adverse impact on our revenues and gross margin.

Our operating results are affected by a number of factors, including competition, and may fluctuate significantly on a quarterly basis.

Our operating results may vary substantially from quarter to quarter.  Revenues for any given period may be greater or less than revenues in the immediately preceding period or in the comparable period of the prior year.  Factors that may cause quarterly results to vary include, but are not limited to, the following:

•

the amount of new product introductions;

•

marketing exclusivity, if any, which may be obtained on certain new products;

•

the level of competition in the marketplace for certain products;

•

availability of raw materials and finished products from suppliers;

•

our ability to internally manufacture product at our single manufacturing facility;

•

the scope and outcome of governmental regulatory action;

•

the dependence on a small number of products for a significant portion of net revenue or income;

•

legal actions brought by our brand competitors and challenges to our intellectual property rights by generic competitors;

•

price erosion/customer consolidation; and

•

significant payments (such as milestones) payable by us under collaboration, licensing, and development agreements to its partners before the related product has received FDA approval.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost-effective manner. If our revenues decline or do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.

In certain circumstances, we issue price adjustments and other sales allowances to our customers. Although we establish reserves in connection with these credits, if estimates of the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on our financial position and results of operations.

In the generic drug industry, when a company first introduces a generic drug, under certain circumstances it may be granted exclusivity by the FDA to market the product for a period of time before any other generic distributor may enter the market.  At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%).  As a result of price declines, Par may at its discretion provide price adjustments to its customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  There are circumstances under which Par may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may lose future sales volume to competitors rather than reduce our pricing and risk a greater level of sale returns on products in the customer’s existing inventory.

We establish reserves for chargebacks, rebates and incentives, and other sales allowances, as well as product returns at the time of sale.  Although we believe our reserves are adequate as of the date of this report, we cannot provide assurances that our reserves will ultimately prove to be adequate. Increases in sales allowances may exceed what was estimated due to a variety of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships.  We will continue to evaluate the effects of competition and will record a price adjustment reserve if and when it deems it necessary.  Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.

The use of legal, regulatory and legislative strategies by brand name competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, delay or prevent such introduction and/or significantly reduce the profit potential of our products.

Our brand name competitors often pursue strategies that may serve to prevent or delay competition from generic alternatives to brand products.  These strategies include, but are not limited to:

•

entering into agreements whereby other generic companies will begin to market an authorized generic product at the same time that we introduce a generic product;

•

filing “citizen’s petitions” with the FDA, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•

seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence and/or “sameness” to the related brand name product;

•

initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals for the related brand name products;

•

filing suits for patent infringement that automatically delay FDA approval of generic products;

•

introducing “next-generation” products prior to the expiration of market exclusivity for the brand name product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;

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

•

seeking temporary restraining orders and injunctions against generics who have received final FDA approval for a product and attempt to "launch at risk” prior to resolution of related patent litigation;

•

reducing the sales force detailing the product to healthcare providers, thereby reducing the brand drug's commercial exposure and market growth rate; and

•

converting brand prescription drugs that are facing potential generic competition to over-the-counter varieties, thereby significantly impeding the growth of the generic market for the drugs.

The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant.  Brand companies are utilizing this provision to extend periods of market exclusivity.  Some companies have lobbied Congress for amendments to the Hatch–Waxman legislation that would give them additional advantages over generic competitors.  For example, although the term of a company’s drug patent can be extended to reflect a portion of the time a NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on our business.

If we fail to obtain exclusive marketing rights for our generic pharmaceutical products or fail to introduce these generic products on a timely basis, our revenues, gross margin and operating results may decline significantly.

As a result of the 180-day marketing exclusivity period granted to generic pharmaceutical companies that are first to file an ANDA, generic pharmaceutical products, at their launch, often are priced to yield relatively high gross margins. During certain periods, a large portion of our revenues have been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products for which there is limited competition. ANDAs that contain certifications challenging patents, however, generally become the subject of patent litigation that can be both lengthy and costly. In addition, there is no certainty that the ANDA applicant will prevail in the litigation or that the applicant will be the first to file and granted the 180-day marketing exclusivity period. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in an ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not receive the 180-day marketing exclusivity period.

Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. The timing of the introduction of our products is dependent upon, among other things, the timing of regulatory approval of our products as well as that of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition and access to market intensifies and sales prices and product gross margins decline, often significantly. Accordingly, our revenues and future profitability are dependent, in large part, upon its ability to file ANDAs timely and effectively with the FDA or to enter into contractual relationships with other parties that have obtained marketing exclusivity.  No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful.  If we are unable to continue to timely and effectively file ANDAs with the FDA first or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly and our prospects and business may be materially adversely affected.

FDA policy and guidance may result in our generic products not being able to utilize fully the 180-day marketing exclusivity period, which would adversely affect our results of operations.

As a result of litigation against the FDA, in March 2000, the FDA issued a new policy and guidance document regarding the timing of approval of ANDAs following court decisions on patent infringement and validity and the start of the 180-day marketing exclusivity period.  As a result of this FDA policy and guidance document and other relevant litigation, we may not be able to utilize all or any portion of any 180-day marketing exclusivity period on ANDA products on which we were first to file, depending on the timing and results of court decisions in patent litigation (either its litigation or another ANDA applicant’s litigation), which could adversely affect our results of operations and future profitability.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 also changed the scope and timing of some ANDA approvals and the start of the 180-day marketing exclusivity period after a court decision.  We are presently unable to predict the magnitude of the impact, if any, the FDA’s current policy and guidance or the pending legislation, if adopted, may have on our business, prospects or financial condition. Any inability to use fully the 180-day marketing exclusivity period for any of our products, however, will adversely affect our results of operations.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Commercializing brand pharmaceutical products is more costly than generic products.  We have made significant investments in the development of the brand side of our business.  This has led to increased infrastructure costs.  We cannot be certain that these business expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Just as we compete against companies selling branded products when we sell generic products, we will confront the same competitive pressures when we sell our branded products.  Specifically, generics are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.  Competition from generic equivalents, accordingly, could have an adverse effect on our Strativa segment.

We continue to pursue product or business acquisitions or licensing arrangements to expand our brand product line.  Any growth of the Strativa segment will largely be based on the in-licensing of new compounds and approval of existing new compounds licensed.  Our current and future investments in license arrangements may not lead to expected, adequate or any returns on investment.  For example, in 2007, we invested in license arrangements for three products under development, and the development program for one of the three, parfuramidine maleate, has already been terminated as of February 2008.  Another example is our exclusive license agreement with Alfacell entered into in January 2008.  On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma patients.  At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted prior to submitting a NDA.  Alfacell’s current financial situation does not allow it to pursue the FDA required additional clinical trial until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.  Alfacell may be unsuccessful in securing other sources of capital.  In addition, we may also not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain our brand business segment.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products.  For the year ended December 31, 2008, our top selling products, metoprolol (Toprol-XL®), fluticasone (Flonase®), meclizine hydrochloride (Antivert®), sumatriptan succinate injection (Imitrex®), dronabinol (Marinol®), propranolol ER (Inderal LA®), cabergoline (Dostinex®), various amoxicillin products (Amoxil®), ibuprofen Rx (Advil®, Nuprin®, Motrin®), megestrol oral suspension (generic) and  Megace® ES (brand), accounted for approximately 74% of our total net revenues and a significant portion of our gross margin.  Any material adverse developments, including increased competition, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operation could materially suffer.

We have approximately 87 customers, some of which are part of larger buying groups.  In 2008, our three largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows; McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  In 2007, Walgreen Co. accounted for 10% of our total revenues.  In 2008, Walgreen Co. accounted for only approximately 3% of our total revenues and is no longer considered a major customer. The loss of any one or more of these customers or the substantial reduction in orders from any one or more of a major customer could have a material adverse effect upon our future operating results and financial condition.

Our ability to market successfully any product depends, in large part, upon the acceptance of the product by independent third parties.

Our ability to market successfully any generic or proprietary pharmaceutical product depends, in large part, upon the acceptance of the product by independent third parties (including physicians, pharmacies, government formularies and other retailers) as well as patients.  Our success will, therefore, depend in large part on brand acceptance of our proprietary products, and on our ability to convince such third parties that our generic versions of brand name products are manufactured as safely and with the same efficacy as their brand name counterparts or other generic equivalents.  In addition, some of our generic products are manufactured in different forms than their brand name counterparts (e.g., tablet versus capsule).  Therefore, we must also convince third parties to use a product in a form different from what they are accustomed to using.

We depend on distribution and marketing agreements, and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.

We have broadened our product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which we distribute generic pharmaceutical products manufactured by others.  We have entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products.  For the year ended December 31, 2008, approximately 57% of our total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products.  We cannot provide assurance that the efforts of our contractual partners will continue to be successful that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products.  Any alteration to or termination of our current material distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and other), prospects or results of operations.

Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination of failure to comply with those obligations could subject us to penalties and sanctions, which could have a material adverse effect.

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K, Par and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes.  In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.

Any governmental agencies that have commenced, or may commence, an investigation of Par could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare).  Some of the applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity with regard to how to properly calculate and report payments and even in the absence of any such ambiguity a governmental authority may take a position contrary to a position that we have taken, and may impose civil and/or criminal sanctions.  Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments.  Third party payers increasingly challenge pricing of pharmaceutical products.  The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand.  Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition.  Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003.  Part D established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled).  These beneficiaries may enroll in private drug plans.  There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements.  The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products.  In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers.  The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS.  CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the new benefit, and the HHS Office of Inspector General has issued regulations and other guidance in connection with the program.  The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors.  Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers.  Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients.  There is no assurance that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels.  Depending on how such provisions are implemented, reimbursement may not be available for some of our products.  Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products, and could harm significantly our business, results of operations, financial condition and cash flows.  We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state.  Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product.  The rebate is based on the greater of (1) a specified percentage of the product’s average manufacturer price or (2) the difference between the product’s average manufacturer price and the best price offered by the manufacturer.  In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list.  The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states.  In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible.  Such amendments could materially adversely affect our anticipated revenues and results of operations.

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

The pharmaceutical industry is subject to regulation by various governmental authorities at the federal, state and local levels with respect to the development, manufacture, labeling, sale, distribution, marketing, advertising and promotion of pharmaceutical products. Failure to comply with governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution. Although we have developed compliance programs to address the regulatory environment, there is no guarantee that these programs will meet regulatory agency standards now or in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected, and the market value of our common stock could decline.

We expend a significant amount of resources on research and development, including milestones on in-licensed products that may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology.  We expend resources on research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations.  Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs.  We have entered into, and may in the future enter into, additional agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop and in-license new products, we will likely incur increased research and licensing expenses.

Because of the inherent risk associated with research and development efforts in the industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an ANDA or NDA, the FDA may request that we conduct additional studies.  As a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

A significant number of our products are produced at one location that could experience business interruptions, which could have a material adverse effect on our business, financial position and results of operations.

We produce all of our internally manufactured products at a single manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

We may experience declines in the sales volume and prices of our products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on our business, financial position and results of operations.

We make a significant amount of our sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of our pharmaceutical products.  Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation.  This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business.  Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable those groups to demand larger price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations.

We may experience significant inventory losses related to “At Risk” product launches, which could have a material adverse effect on our business, financial position and results of operations.

There are situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or would not be infringed.  This is referred to in the pharmaceutical industry as an “at risk” launch.  The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which can be significantly higher than the profits we make from selling the generic version of the product.  We could face substantial damages from such adverse decisions of the court.  We would also be at risk for the value of such inventory that we are unable to market or sell.

The continuation of a low trading price of our common shares might suggest that our goodwill is impaired and / or result in future charges to earnings for an impairment of our goodwill.

During the fourth quarter of 2008, our market capitalization traded in a range that was below our historical book value for a limited period of time.  The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years.  This has led, and could further lead, to reduced consumer spending in the foreseeable future, which may include a reduction in spending on healthcare.  Our sales and profitability could be negatively affected if consumers curtail their spending on pharmaceutical products.  In addition, reduced consumer spending may lead our competitors to decrease prices.  These conditions may adversely affect our industry, business and results of operations and may cause the market value of our common stock to decline further.  Our goodwill relates solely to our generic segment.  We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.  We evaluated our goodwill for impairment as of December 31, 2008 using multiple discounted cash flows and market approaches to estimate the fair value of our generic segment.  Impairment of goodwill is determined to exist when the fair value is less than the carrying value of the net assets being tested.  Although no impairment was determined to exist at December 31, 2008, no assurance can be given that a similar determination will be reached in future periods.

The indenture for our 2.875% Senior Subordinated Convertible Notes imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture for our 2.875% Senior Subordinated Convertible Notes due 2010 imposes significant operating and financial restrictions. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens or merge or consolidate.  We cannot provide assurance that these restrictions will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

We are subject to pending litigations in connection with the restatement of certain of our financial statements for prior periods that will likely divert substantial amounts of management time from our operations and could result in significant expense and liabilities.

Par and certain of its former executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of Par between April 29, 2004 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that Par and certain members of its then management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning our financial condition and results of operations.  We intend, and each of the individuals named as a defendant has stated an intention, to vigorously defend against these allegations.  Additionally, on August 14, 2006, individuals claiming to be stockholders of Par filed a derivative action against the current and certain former directors and officers of Par alleging breach of fiduciary duties to Par based on substantially the same factual allegations.  That action was settled in 2008 on terms described in Item 3 below.

The outcomes and consequences of these actions are inherently uncertain. Such litigation is often costly and time-consuming, and could result in an adverse impact on our business, results of operations, financial position and cash flows. The defense of any such actions or investigations will likely cause the diversion of management’s attention and resources, and we may be required to pay damages if any such proceedings are not resolved in its favor.  Further, any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses, including modifying or adopting new controls and procedures.  Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

If we fail to maintain our internal controls over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of each fiscal reporting period.  Management concluded that our internal control over financial reporting were effective as of December 31, 2008.  However, failure to maintain the existing effective control structure could impact our evaluations in future periods.

We have had a recent history of material weaknesses.  If we fail to maintain the improvements in internal controls over its financial reporting, we could fail to meet our reporting obligations, including issuing financial statements in future periods that contain errors.  The failure to maintain the improvements in internal controls over financial reporting also could cause investors to lose confidence in our reported financial information and possibly have a negative impact on the trading prices of our securities and could lead to additional litigation claims and/or regulatory proceedings against us.  The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor.  Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.  Such events could harm our business, negatively affect our ability to raise capital and adversely affect the trading price of our securities.

We have received a notice of default and notice of acceleration with respect to our convertible notes and a lawsuit has commenced.

We received a notice of default from the Trustee of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that our failure to include financial statements in our Quarterly Report on Form 10-Q for the second quarter of 2006 constitutes a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between Par, as issuer, and American Stock Transfer and Trust Company, as trustee (the “Trustee”), relating to the Notes.  The notice of default asserted that if the purported default continues unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture.  Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued and unpaid interest on the Notes immediately due and payable.  On October 2, 2006, we received a notice from the Trustee purporting to accelerate payment of the principal of and accrued interest on the Notes. We believe that we have complied with our obligations under the Indenture relating to the Notes.  Therefore, we believe that the above mentioned notice of default and notice of acceleration are invalid and without merit. After we communicated our position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes, in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and an alleged breach of an alleged covenant of good faith and fair dealing.  The lawsuit demands, among other things, that we pay the holders of the Notes either the principal, any accrued and unpaid interest and Additional Interest (as such term is defined in the Indenture), if any, of the Notes, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged to exceed $30 million.  We filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and have filed our answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, we filed our response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in our favor.  The Court has not yet ruled on the motions.

If the Trustee’s position is upheld and an “event of default” in fact has occurred, we could be obligated to immediately pay all outstanding principal and accrued and unpaid interest on the Notes due and payable to the holders of the Notes. The lawsuit also demands, among other things, that we pay the holders of the Notes Additional Interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial.  Such an event could require us to obtain alternative financing that may not be available on favorable terms or at all, and could have a material adverse impact on our operations, prospects, liquidity and the trading prices of our securities.

Risks Common to Our Industry

Litigation is common in our industry, and can be protracted and expensive, and could delay and/or prevent entry of our products into the market, which, in turn, could have a material adverse effect on our business.

Litigation concerning patents and proprietary rights can be protracted and expensive.  Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires or is held not infringed, invalid, or unenforceable. When an ANDA is submitted to the FDA for approval of a generic drug, the submitting person may either certify that (1) there is no patent information filed, (2) that any patent submitted has expired, (3) that the patent listed by the FDA as covering the generic product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved until the expiration of such patent, or (4) that any patent listed as covering the generic drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is submitted. Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue the submitting person for alleged patent infringement or other violations of intellectual property rights. Also, other companies that compete with us by manufacturing, developing and/or selling the same generic pharmaceutical products similarly may file lawsuits against us or our strategic partners claiming patent infringement or file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us in view of our patents. Because substantially all of our current business involves the marketing and development of patented products, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.  Our strategic partners and others are also parties to several lawsuits, the outcome of which may have a material impact on our business.  For more information on our material pending litigation, please see Item 3 of this Annual Report on Form 10-K.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid.  We likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients.  Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products.  In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to maintain adequate insurance coverage in the future at acceptable costs.  A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums.  In addition, insurance coverage for product liability may become prohibitively expensive in the future.

We are subject to extensive governmental regulation, the non-compliance with which may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.

As a member of the pharmaceutical manufacturing industry, Par is subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, and, to a lesser extent, by state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion (including the healthcare community) of our products. The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business. Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time ANDAs from a company or an individual that has committed certain violations and provides for temporary denial of approval of applications during its investigation. Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. From time to time, we have voluntarily recalled our products. In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations.  We operate in New Jersey and New York, which are states often recognized for having very aggressive public health and environmental protection laws.

Finally, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWPs have led to excessive payments for prescription drugs.  For example, beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting AWP and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  Additional actions are anticipated.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The testing required for the regulatory approval of our products is conducted by independent third parties. Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications for the regulatory approval of our products, including in-licensed products, incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities).  Our ability to obtain regulatory approval of the products being tested to receive regulatory approval is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties.  We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed.

Our future success depends on our ability to attract and retain key employees and consultants.

Our future success depends, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.

Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff.  We compete for qualified personnel against brand pharmaceutical manufacturers, who may offer more favorable employment opportunities, as well as other generic pharmaceutical manufacturers.  If we were not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market our products effectively, to meet the demands of our strategic partners in a timely fashion or to support research and development programs.  In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives.  Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel.  Any failure in this regard could limit the rates at which we generate sales and develop or acquire new products.

The raw materials essential to our manufacturing business are purchased primarily from distributors of bulk pharmaceutical chemicals manufactured by foreign companies. Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  Although we have not experienced significant difficulty in obtaining these raw materials and products, we cannot provide assurance that supply interruptions or delays will not occur in the future or that we will not have to obtain substitute materials or products, which would require additional regulatory approvals.  In addition, changes in our raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

We may make acquisitions of, or investments in, complementary businesses or products, which may not be made on commercially acceptable terms, may require additional debt or equity financing and may involve numerous risks, including our inability to integrate successfully the acquired business and our assumption of liabilities.

We regularly review the potential acquisition of technologies, products and product rights and complementary businesses. In the future, we may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates.  To the extent that we do identify suitable candidates we cannot provide assurance that we will be able to make such acquisitions or investments on commercially acceptable terms or at all.

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing or by issuing additional equity securities, which could dilute the holdings of our then existing stockholders.  If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could negatively impact our profitability.  Under new accounting rules, goodwill amortization expense has been eliminated.  Therefore, if the fair value of our goodwill is determined at some future date to be less than its recorded value, a charge to earnings may be required.  Such a charge could be in an amount that is material to our results of operations and net worth.

Additionally, acquisitions involve numerous risks, including difficulties in the assimilation of the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no, or limited, prior experience, and the potential loss of key employees of the acquired company.  There may be overlap between our products or customers and an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses.  As a result of acquiring businesses, we may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing costs.  Any acquisition could result in our assumption of unknown and/or unexpected, perhaps material, liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

We depend on our ability to protect our intellectual property and proprietary rights. We cannot be certain of the confidentiality and protection of such rights.

Our success depends on our ability to protect our current and future products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or confused with, our products.

Some patent applications in the United States are maintained in secrecy or not published until the resulting patents issue. Because the publication of discoveries or inventions tends to follow their actual discovery or invention by several months, we cannot be certain that we were the first to invent and reduce to practice any of our discoveries or inventions.  We also cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by our competitors.  Furthermore, our patent rights may not prevent or limit our present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to our products.

We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks, and, with regard to other intellectual property, entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties.  This is done in large part because few of our products are protected by patents.  We cannot provide assurance that these agreements will not be breached or circumvented.  We also cannot be certain that there will be adequate remedies in the event of a breach.  Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements.  We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products.  In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

Our stock price is volatile and the value of your investment could decline in value.

The market prices for securities of pharmaceutical companies like ours have been and are likely to continue to be highly volatile.  As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors.  Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for pharmaceutical stocks could have a significant impact on the future trading prices of our common stock.  In particular, the trading price of the common stock of many pharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.  Some of the factors that may cause volatility in the price of our securities include:

•

the timing of new product introductions,

•

quarterly variations in results,

•

clinical trial results and regulatory developments,

•

competition, including both brand and generic,

•

business and product market cycles,

•

changes in governmental regulations or legislation affecting our industry,

•

fluctuations in customer requirements,

•

the availability and utilization of manufacturing capacity,

•

the timing and amounts of royalties paid to us by third parties,

•

the availability of working capital,

•

the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs,

•

issues with the safety or effectiveness of our products, and

•

developments in pending litigation matters or new litigation matters.

The price of our common stock may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets.  These factors, individually or in the aggregate, could result in significant variations in the trading prices of our common stock.  Volatility in the trading prices of our common stock could result in additional securities class action litigations.  Any litigation would likely result in substantial costs, and divert our management’s attention and resources.

The current United States and worldwide economic crisis may create risks related to liquidity or operational problems for us or our key third parties.

The current United States and worldwide economic crisis may lead to a reduced demand for our products as consumer confidence and consumer and business spending decline.  Additionally, the ongoing economic crisis creates risk for us if any of our key third parties (for example, our customers and collaboration partners) suffer liquidity or operational problems that adversely impact their ability or desire to perform under current arrangements or collaborations.  If a key third party becomes insolvent or is forced to downsize its workforce, our results could suffer.  The current economic crisis and its impact on the stock markets will most likely have a negative impact on our ability to raise additional capital on terms that are favorable to us or at all.  These potential effects of the current global financial crisis are difficult to forecast and mitigate.

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease

Spring Valley, NY	Manufacturing	120,000	Owned
Spring Valley, NY	Quality & Administrative	34,000	Owned
Suffern, NY	Distribution	190,000	Leased	September 2012
Spring Valley, NY (1)	Research	55,000	Leased	December 2014
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2011
Franklin Township, NJ (1)	Research	25,000	Leased	July 2010

(1) As of December 31, 2008, Par has vacated the Franklin Township location and approximately 32,000 square feet of the Spring Valley leased location as part of the decision to reduce internal R&D development operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements — Note 21 — “Restructuring Costs.”

Par believes that its owned and leased properties are sufficient in size, scope and nature to meet its anticipated needs for the reasonably foreseeable future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 17 — “Commitments, Contingencies and Other Matters.”

ITEM 3.  Legal Proceedings

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against Par in the United States District Court for the Northern District of Illinois.  This action alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  On February 9, 2009, following a bench trial, the district court entered a judgment in favor of Pentech and against Par in the amount of $69,955,476.  As a result of the court’s decision, Par accrued additional reserves of approximately $45 million ($28 million on an after-tax basis) in the fourth quarter of 2008.  Par and its counsel are currently considering Par’s options for appeal.

Unless otherwise indicated in the details provided below, Par cannot predict with certainty the outcome or the effects on Par of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated below, Par at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.

Corporate Litigation

Par and certain of its former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of Par between July 23, 2001 and July 5, 2006. The lawsuits followed Par’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that Par and certain members of its then management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning Par’s financial condition and results of operations. The class actions are pending in the United States District Court, District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint. Par and the individual defendants have filed a motion to dismiss.  The motion has been fully briefed but not yet scheduled for argument.  Par and the individual defendants intend to vigorously defend the class action.

On August 14, 2006, individuals claiming to be stockholders of Par filed a derivative action, purportedly on behalf of Par, against the current and certain former directors and certain current and former officers of Par and Par as a nominal defendant. The plaintiffs in this action alleged that, among other things, the named defendants breached their fiduciary duties to Par based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants had been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of Par, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action is pending in the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating and withdrew their claims as against certain defendants.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provided for, among other things, Par to implement and/or maintain various corporate governance measures including the appointment of the General Counsel (or Assistant General Counsel) to implement a risk management program and to report directly to the Audit Committee of Par, which shall have direct access to the General Counsel (or Assistant) without Company management present, and for Par’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing for October 14, 2008.  At the Final Approval Hearing, the Court found the settlement to be fair, reasonable, adequate and in the best interests of Par and its shareholders and finally approved the settlement, dismissed the action with prejudice and provided for releases in favor of the defendants.

On September 1, 2006, Par received a notice of default from the American Stock Transfer & Trust Company, as trustee (the “Trustee”)  of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that Par’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between Par, as issuer, and the Trustee, relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, Par received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.

Par believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, Par believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. Under the Indenture, Par is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, Par’s Indenture specifically contemplates providing the Trustee with portions of reports.  On August 24, 2006 (within 15 days of filing with the SEC), Par provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006.  Par’s Form 10-Q did not include Par’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to Par’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, Par filed a Form 12b-25 Notification of Late Filing disclosing the omissions. Par’s Form 12b-25 also was provided to the Trustee on August 24, 2006.  Accordingly, Par believes that it complied with the Indenture provision in question.

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  The Court has not yet ruled on the motions.  Until the matter is resolved, Par is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could (i) rule against Par’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by settlement.  The settlement and license agreement terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2, 2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against Par in the United States District Court for the District of New Jersey. Novartis alleged that Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims.  Par submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  On December 11, 2008, the company entered into a settlement agreement with Novartis.  On February 10, 2009, a stipulation of dismissal was entered by the judge, finally terminating the case.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  The parties are presently engaged in discovery.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that Par's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  On August 29, 2008, the Court postponed the Markman hearing originally scheduled for September 5, 2008 to October 8, 2008.  The presiding judge for the case has been replaced by an appeals court judge.  Due to this substitution, the pre-trial order is now due December 5, 2008, the pre-trial conference is to be held December 18, 2008, and the 6-day bench trial is to be held January 9, 2009.  On December 18, 2008, plaintiffs won a motion to supplement discovery and the pre-trial conference was moved to March 13, 2009 with trial taking place in mid April 2009.  Par intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their answer and counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  Par and MN filed their answer and counterclaim on February 20, 2008.  The court has set an expert discovery deadline of June 9, 2009.  The Court scheduled a status conference for all of the parties for February 11, 2009, with all motions due by June 15, 2009.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an answer to the complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate is collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  Par has instructed its attorneys to move to withdraw the company from the litigation.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On

October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an answer and counterclaims in both the Delaware case (on November 19, 2007 and an amended answer December 12, 2007) and the New Jersey case (on November 20, 2007).  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery, June 29, 2009 as the date for a Markman hearing, and August 17, 2009 as the date for a bench trial.  The Delaware court has established a March 5, 2009 deadline for fact discovery and a June 15, 2009 deadline for expert discovery.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery with a Markman hearing scheduled for June 19, 2009.  The New Jersey court has set a fact discovery deadline of March 1, 2009.  Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an answer and counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pretrial conference for January 11, 2010, and a bench trial for February 15, 2010. Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par has filed an answer and counterclaims, and on March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. Par intends to defend this action vigorously against Santarus and Missouri.

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an answer and counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S.

District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided the requested documents and information to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

Other

Par is, from time to time, a party to certain other litigations, including product liability litigations.  Par believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. Par intends to defend or, in cases where Par is plaintiff, to prosecute these litigations vigorously.

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.3 million, including interest, which has been accrued as of December 31, 2008.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Par’s security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market information.  Par’s Common Stock is traded on the New York Stock Exchange (the “NYSE”) (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each fiscal quarter during Par’s two most recent years.

	2008		2007
Quarter ended (approximately)	High	Low	High	Low
March 31	$23.83	$15.71	$27.40	$23.11
June 30	18.75	16.08	29.46	25.03
September 30	17.95	12.56	30.30	18.56
December 31	13.41	8.22	24.32	16.97

(b) Holders.  As of February 17, 2009, there were 1,636 holders of record of Par’s common stock.

(c) Dividends.  During 2008, 2007 and 2006, Par did not pay any cash dividends on its common stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board and is dependent upon many factors, including Par’s earnings, its capital needs, the terms of any financing agreements and its financial condition.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan (1)	3,719,000	$32.15	5,335,000
1997 Directors Stock Option Plan (3)	240,000	38.60	226,000
1990 Stock Incentive Plan	1,000	4.13	-
Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan (2)	105,000	7.47	110,000
Total	4,065,000	$31.88	5,671,000

(1)

The 2004 Plan totals include prior authorization under the 2001 Plan.  The maximum number of stock options available for future issuance is 5,335,000.  Of the total number of shares available for future grant 539,000 shares are available for the issuance of restricted stock and/or restricted stock units.

(2)

For the 2000 Plan the total number of securities available for future issuance is all stock options.

(3)

For the 1997 Plan, the indicated total number of securities remaining available for future issuance may be any combination of stock options and restricted stock units.

(e) Performance graph

The following graph compares the total cumulative stockholder return on our Common Stock for the period December 31, 2003, through December 31, 2008, with the cumulative total return of (a) the S&P 400 Mid-Cap Index (b) the S&P 600 SmallCap Index and (c) the Dow Jones US Pharmaceuticals Index.  The comparison assumes that $100 was invested on December 31, 2003, in our Common Stock and in each of the comparison indices.  In addition, the comparison assumes that any dividends paid were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PAR PHARMACEUTICAL COMPANIES, INC.,

S&P 400 MID-CAP INDEX, S&P 600 SmallCap INDEX AND DOW JONES US PHARMACEUTICALS INDEX

Company/Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Par Pharmaceutical Companies, Inc.	$100.00	$63.51	$48.10	$34.34	$36.84	$20.58
S&P 400 Mid-Cap	$100.00	$115.16	$128.13	$139.65	$148.99	$93.45
S&P 600 Small-Cap	$100.00	$121.59	$129.68	$147.93	$146.12	$99.38
Dow Jones US Pharmaceuticals	$100.00	$89.80	$86.08	$95.77	$97.32	$76.81

(f) Issuer Purchases of Equity Securities (1)

Quarter Ending December 31, 2008

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
September 28, 2008 through October 25, 2008	420	N/A	-	-
October 26, 2008 through November 22, 2008	3,346	N/A	-	-
November 23, 2008 through December 31, 2008	14,549	N/A	-	3,248,256
Total	18,315	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of Par’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2008.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 18,315 shares surrendered to Par to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and issuance of common shares in connection with the vesting of restricted stock units issued to employees.

(3)

Based on the closing price of Par’s common stock on the New York Stock Exchange of $13.41 at December 31, 2008.

ITEM 6.  Selected Financial Data

	As of and for the Years Ended
	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Revenues:
Net product sales	$561,012	$739,020	$705,378	$412,126	$626,477
Other product related revenues	17,103	30,646	19,790	20,130	21,498
Total revenues	578,115	769,666	725,168	432,256	647,975
Cost of goods sold	401,544	501,147	506,884	277,554	435,988
Gross margin	176,571	268,519	218,284	154,702	211,987
Operating expenses (income):
Research and development	59,656	77,659	61,766	62,497	47,533
Selling, general and administrative	137,866	138,217	148,217	92,309	67,954
Acquired in-process research and development	-	-	-	-	84,000
Intangible assets impairment	-	-	1,100	6,999	-
Settlements and loss contingencies, net	49,837	(945)	1,250	-	(2,846)
Gain on sale of facility	-	-	-	-	(2,812)
Restructuring costs	15,397	-	1,283	-	-
Total operating expenses	262,756	214,931	213,616	161,805	193,829
Gain on sale of product rights and other	9,625	20,000	3,054	-	-

Operating (loss) income	(76,560)	73,588	7,722	(7,103)	18,158
Other income (expense), net	-	(56)	126	(831)	63
Gain on extinguishment of senior subordinated convertible notes	7,877	-	-	-	-
Equity in loss of joint venture	(330)	(387)	(663)	(534)	(795)
Loss on marketable securities and other investments, net	(7,796)	(1,583)	(583)	16,013	-
Interest income	9,246	13,673	8,974	5,343	4,869
Interest expense	(6,259)	(6,803)	(6,781)	(6,793)	(6,804)
(Loss) income from continuing operations before (benefit) provision for income taxes	(73,822)	78,432	8,795	6,095	15,491
(Benefit) provision for income taxes	(27,910)	27,322	2,054	(5,726)	4,918
(Loss) income from continuing operations	(45,912)	51,110	6,741	11,821	10,573
Gain (loss) from discontinued operations and loss from disposal before benefit for income taxes	505	-	-	(42,975)	(4,942)
Provision (benefit) for income taxes	2,361	1,212	894	3,220	(1,927)
(Loss) from discontinued operations	(1,856)	(1,212)	(894)	(46,195)	(3,015)
Net (loss) income	(47,768)	49,898	5,847	(34,374)	7,558

Net (loss) income per share of common stock:
Basic:
(Loss) income from continuing operations	($1.38)	$1.48	$0.20	$0.35	$0.31
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)	(1.35)	(0.09)
Net (loss) income	($1.43)	$1.44	$0.17	($1.00)	$0.22

Diluted:
(Loss) income from continuing operations	($1.38)	$1.47	$0.19	$0.35	$0.30
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)	(1.35)	(0.09)
Net (loss) income	($1.43)	$1.43	$0.16	($1.00)	$0.21

Weighted average number of common shares outstanding:
Basic:	33,312	34,494	34,422	34,191	34,142
Diluted	33,312	34,718	34,653	34,435	34,873

Balance Sheet Data:
Working capital	$193,773	$210,514	$105,209	$288,545	$292,833
Property, plant and equipment, net	79,439	82,650	89,155	87,570	60,001
Total assets	752,743	781,523	814,677	736,030	714,647
Long-term debt, less current portion	-	-	-	202,001	202,308
Total stockholders’ equity	404,630	437,755	401,050	358,123	368,772

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Par’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

OVERVIEW

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our growth.  On October 14, 2008, Par announced a resizing of its generic products division as part of an ongoing strategic assessment of its businesses.  This initiative is intended to enable Par to optimize its current generic product portfolio and its pipeline of first-to-file/first-to-market products.  As a result, Par believes it will be better positioned to compete in the generic marketplace over the long term.  Par has begun to significantly reduce its research and development expenses by decreasing its internal research and development activities in an effort to focus on completing products currently in development.  Also, Par will continue seeking additional products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate its products in the marketplace.  Par pays a percentage of the gross profits or sales to its strategic partners on sales of products covered by its distribution agreements.  Generally, products that Par had developed internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.

Sales and gross margins of our products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with Par’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to Par from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new Par manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of Par’s recently introduced branded product and the successful development to commercialization of our in-licensed branded product pipeline.

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

GENERIC BUSINESS

During the year ended December 31, 2008, Par’s generic business net revenues and gross margin were concentrated in a few products, including two product launches.

In the third quarter of 2008, Par launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We have the right to market, sell and distribute dronabinol in the United States.  Par will share net product margin, as contractually defined, on future sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

Par also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  As of December 31, 2008, we believe Par is the exclusive supplier of the AB-rated generic product.  Par marketed meclizine prior to an explosion at the facility of its API supplier in February 2008.  We have since qualified a new API source and received the appropriate approval of our new drug application to manufacture and market meclizine utilizing our new supplier.

In November 2008, Par launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc (“GSK”).  On May 7, 2008, Par announced an amendment to its agreement with Spectrum Pharmaceuticals and paid Spectrum $20 million pursuant to which we increased our share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection.  The total cost of this intangible asset related to this product was $25 million, of which a net asset of $18.1 million remains at December 31, 2008.  The useful life of this intangible asset is three years.  Amortization is estimated based on expected cash flows of sumatriptan over its useful life.

New product launches in 2007 included propranolol HCl extended release capsules, a product resulting from our strategic partnership with Nortec Development Associates, Inc., and ranitidine HCl syrup, pursuant to a supply and distribution agreement with GSK in the first quarter and the launch of metoprolol succinate ER 25mg in the fourth quarter of 2006 and additional strengths (50mg, 100mg, and 200mg) in the third quarter 2007, pursuant to a supply and distribution agreement with AstraZeneca.

In addition, our investments in generic development is expected to yield approximately eleven new product launches during 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; expiry of regulatory exclusivity.  However, such dates may change due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for Par as many of these products are first-to-file opportunities with gross margins in excess of our current portfolio.

STRATIVA

For Strativa, we will continue to invest in the marketing and sales of our promoted products and prepare for the commercialization of our licensed products.   In addition, Par will continue to seek new licenses and acquisitions that accelerate the growth of its branded business.  Par anticipates these efforts and the three potential new product filings for Strativa noted below will contribute to its goal of generating annualized brand total revenue in excess of $250 million by the end of 2010.

 In July 2005, Par received FDA approval for its first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the company has licensed from Bristol-Myers

Squibb Company.  The net book value of the trademark was $6.2 million at December 31, 2008 and it has an estimated remaining useful life of approximately 3.5 years.  We have promoted Megace® ES as its primary brand product and generated prescription growth from launch through 2007.  Net sales growth tempered in 2008 principally due to the reimbursement environment for Megace® ES that became more challenging and included a change in reimbursement status that was implemented by a major Medicare Part D plan.

In September 2006, Par entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years.  As compensation for its marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

In July 2007, we acquired an exclusive licensing agreement under which the company will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Phase III studies have been completed by BioAlliance, and BioAlliance submitted a NDA for Loramyc® on February 6, 2009 and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.

In August 2007, we also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  Assuming successful development and approval, ZensanaTM could be among the first in its class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  Par and its development partner in this program, NovaDel, are collaborating in the reformulation of ZensanaTM.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are working with NovaDel to further evaluate the results in order to determine the next steps for the ZensanaTM program.

In June 2008, we entered into an exclusive licensing agreement with MonoSol under which the company acquired the commercialization rights in the United States to MonoSol’s thin film formulation of ondansetron.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Bioequivalency studies were initiated in 2008 by MonoSol.  Two studies were completed in 2008 in this program that demonstrated bioequivalence to the reference drug.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical endpoints necessary for the approval of the NDA for the Product, thereby triggering our payment to MonoSol of a $1 million milestone, which will be charged to research and development expense.  It is anticipated that Strativa could file a NDA with the FDA within the next twelve months.

In January 2008, Par announced that it entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States for Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial, which assessed treatment with Onconase® plus doxorubicin compared to treatment with doxorubicin alone, did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  However, based on the preliminary data from the Phase III study, statistically significant results were achieved in the subset of evaluable unresectable malignant mesothelioma patients who failed a prior chemotherapy regimen before entering this clinical trial.  This subset of patients achieved a statistically significant increase in overall survival when treated with Onconase® plus doxorubicin compared to treatment with doxorubicin alone.  On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma patients.  At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial, prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

Related Party – Alfacell

Lawrence A. Kenyon became Executive Vice President, Finance of Par effective as of December 15, 2009, and will assume the role of Executive Vice President and Chief Financial Officer of Par as of March 9, 2009.  Mr. Kenyon recently served as Executive Vice President, Chief Financial Officer, and Corporate Secretary from January 2007, and Chief Operating Officer since November 2007, of Alfacell Corporation.  Mr. Kenyon has been a member of the board of directors of Alfacell since November 2007 and will continue to serve as a member of the Alfacell board.  Through February 17, 2009, Mr. Kenyon acted as President, Chief Financial Officer and Corporate Secretary of Alfacell.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, Par may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

Sales and gross margins of our products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with Par’s significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to Par from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new manufactured products, and future new product launches, (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of our recently introduced branded product and the successful development to commercialization of our in-licensed branded product pipeline.

Par divested FineTech effective December 31, 2005 and, as such, its results are being reported as discontinued operations for all periods presented (see Notes to Consolidated Financial Statements - Note 18 – “Discontinued Operations-Related Party Transaction”).

The following table shows the revenues, gross margin, and operating income and loss by segment for the years ended December 31, 2008, 2007, and 2006 ($ amounts in thousands):

	2008	2007	2006
Revenues:
Generic	$491,065	$684,917	$675,938
Strativa	87,050	84,749	49,230
Total revenues	$578,115	$769,666	$725,168

Gross margin:
Generic	$108,952	$204,130	$183,879
Strativa	67,619	64,389	34,405
Total gross margin	$176,571	$268,519	$218,284

Operating (loss) income:
Generic	($76,773)	$73,357	$39,028
Strativa	213	231	(31,306)
Total operating (loss) income	($76,560)	$73,588	$7,722

Total revenue dollars decreased $191,551 thousand, or 24.9% for the year ended December 31, 2008 as compared to 2007 and gross margin dollars decreased  $91,948 thousand, or 34.2%, for the year ended December 31, 2008 as compared to 2007.  For the year ended December 31, 2007, Par’s total revenues dollars increased $44,498 thousand, or 6.1% when compared to 2006 and gross margin dollars increased $50,235 thousand, or 23.0% when compared to 2006.

Generic revenue dollars decreased $193,852 thousand, or 28.3% for the year ended December 31, 2008 compared to the same period in 2007.  Decreased generic revenues in 2008 were primarily due to pricing pressure on existing products including fluticasone, propranolol HCl ER caps, cabergoline, various amoxicillin products, tramadol HCl and acetaminophen tablets and ranitidine HCl syrup.  This was coupled with discontinuation of polyethylene glycol, and lower royalty payments driven primarily by ondansetron tablets.  These decreases were partially offset by higher sales resulting from meclizine, which launched in July 2008, the launch of the 2.5mg, 5mg, and 10mg strengths of dronabinol in July 2008, the launch of sumatriptan succinate in November 2008 and increased sales of metoprolol succinate ER.

Generic gross margin dollars decreased $95,178 thousand, or 46.6% for the year ended December 31, 2008 compared to the same period in 2007.  The decrease in generic gross margin was primarily due to lower sales of fluticasone, propranolol HCl ER caps, cabergoline, tramadol HCl and acetaminophen tablets, various amoxicillin products, and ranitidine HCl syrup.  These decreases were coupled with an impairment charge on nabumetone in the third quarter, greater pricing pressure on other base products, and lower royalty payments driven primarily by ondansetron tablets.  These decreases were partially offset by the 2008 relaunch of meclizine, the 2008 launches of dronabinol and sumatriptan, increased sales of metoprolol and lower inventory write-offs.

Generic revenue dollars increased $8,979 thousand, or 1.3% for the year ended December 31, 2007 from the year ended December 31, 2006.  Generic gross margin dollars increased $20,251 thousand, or 11.0% for the year ended December 31, 2007 from the year ended December 31, 2006.  The increase in generic gross margin was primarily due to new product launches including propranolol HCl ER and metoprolol succinate ER, royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter of 2006, and lower inventory write-offs for the year ended December 31, 2007 compared with the same period in 2006.

 Strativa revenue dollars increased $2,301 thousand or 2.7% for the year ended December 31, 2008 and gross margin dollars increased $3,230 thousand or 5.0% for the year ended December 31, 2008 driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®.  For the year ended December 31, 2007, Strativa revenues dollars increased $35,519 thousand or 72.1% and gross margin dollars increased  $29,984 thousand or 87.2% driven by increased sales of Megace® ES and  full year fees received related to the co-promotion of Androgel®.

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

Par’s operating loss in 2008 was mainly due to the decrease in gross margins for the generic segment as discussed above.  Also, Par recorded a $44,712 thousand loss owed to Pentech with respect to an unfavorable court decision, and a loss contingency of approximately $4,802 thousand in connection with its Department of Veterans Affairs contract, which represents its estimate of the loss related to an expected settlement of this matter, including interest.  Par also recorded restructuring costs of $15 million during 2008.  See below for details of the restructuring costs.  The legal fees incurred by Par increased by approximately $17 million in 2008 as compared to 2007.  Gains on sales of product rights and other decreased approximately $10 million in 2008.  These negative factors included in the 2008 operating loss were tempered by lower Strativa in-licensing payments in 2008 ($12 million), lower other R&D expenditures ($3 million), lower employee compensation driven by lower bonus costs ($8 million), the non-recurrence of the fourth quarter 2007 stock option tender offer and the resulting lower stock option costs ($8 million), lower expenses related to sales and marketing of Megace® ES ($4 million), decreased professional accounting fees due to the non-recurrence of Par’s restatement of prior periods ($1 million), and lower product liability insurance premiums ($1 million).

 Operating income from the generic business was impacted in 2007 by the sales and gross margins discussed above, including a reduction in inventory write-offs of $6.2 million driven by improved inventory management and the non-recurrence of the 2006 write-off of pre-launch inventories ($2.1 million) related to the delayed launch of clonidine, as well as by increased investment in generic research and development projects ($5.9 million), and costs associated with Par’s tender offer for certain eligible unvested stock options ($2.9 million), partially offset by the non-recurrence of the 2006 write-off of invalid customer deductions ($10 million).  Brand operating loss was favorably impacted in 2007 due to higher gross margin on higher sales, the co-promotion fees for Androgel® (approximately $7 million), the sale of Par 101 ($20 million) and the cancellation of the development programs for PAR 101 and the Megace® ES oncology clinical program (approximately $5.7 million), tempered by higher costs incurred in connection with the in-license of several late stage compounds in support of Par’s strategy to expand its Strativa segment ($19 million) and the costs of Par’s tender offer for certain eligible unvested stock options ($1.7 million).

RESULTS OF OPERATIONS

Revenues

Total revenues of Par’s top selling products were as follows ($ amounts in thousands):

Product	2008	2007	2006
Generic

Metoprolol succinate ER (Toprol-XL®)	$172,729	$141,877	$8,284
Fluticasone (Flonase®)	38,978	130,475	235,454
Meclizine Hydrochloride (Antivert®)	32,055	8,922	5,243
Cabergoline (Dostinex®)	20,916	34,252	34,824
Sumatriptan succinate injection (Imitrex®)	18,119	-	-
Propranolol HCl ER (Inderal LA®)	17,990	57,459	-
Various amoxicillin products (Amoxil®)	14,822	27,714	59,257
Dronabinol (Marinol®)	14,356	-	-
Ibuprofen Rx (Motrin®)	11,024	17,248	17,224
Megestrol oral suspension (Megace®)	10,286	14,344	14,990
Methimazole (Tapazole®)	10,187	12,343	10,999
Fluoxetine (Prozac®)	9,012	13,229	19,315
Lovastatin (Mevacor®)	4,311	7,360	16,314
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,661	16,024	26,524
Ranitidine HCl Syrup (Zantac®)	421	12,243	-
Quinapril (Accupril®)	252	1,851	20,049
Cefprozil (Cefzil®)	-	1,165	11,879
Other product related revenues (2)	6,535	21,214	17,290
Other (1)	107,411	167,197	178,292
Total Generic Revenues	$491,065	$684,917	$675,938

Strativa
Megace® ES	$76,482	$75,317	$43,379
Other	-	-	3,351
Other product related revenues (2)	10,568	9,432	2,500
Total Strativa Revenues	$87,050	$84,749	$49,230

(1) The further detailing of annual revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2008.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, ondansetron ODT, the generic version of Zofran ODT®, and quinapril, the generic version of Accupril®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

Total revenues for the year ended December 31, 2008 were $578,115 thousand, decreasing $191,551 thousand, or 24.9%, from total revenues of $769,666 thousand for the year ended December 31, 2007.  Revenues for generic products for the year ended December 31, 2008 were $491,065 thousand, decreasing $193,852 thousand, or 28.3% from revenues for generic products of $684,917 thousand for the year ended December 31, 2007. Among the top-selling products in 2008 that did not have sales in 2007 were dronabinol and sumatriptan succinate.  Lower generic revenues in 2008 were primarily driven by lower sales of certain existing products driven by increased competition affecting both price and volume, including fluticasone, which decreased $91,497 thousand, propranolol HCl ER caps, which decreased $39,469 thousand, tramadol HCl and acetaminophen tablets, which decreased by $14,363 thousand, cabergoline, which decreased $13,336 thousand, various amoxicillin products, which decreased by $12,892 thousand, ranitidine HCl syrup, which decreased $11,822 thousand, and ibuprofen, which decreased $6,224 thousand.  In addition, Par experienced declines in many of Par’s other products due to volume and pricing pressures, and polyethylene glycol, which decreased $4,866 thousand due to product discontinuation as well as lower royalties, which decreased $14,679 thousand primarily from lower sales of ondansetron.  These decreases were partially offset by higher sales of metoprolol succinate ER, which increased $30,852 thousand resulting from increased volume due to full year impact of 50 mg, 100 mg and 200 mg strengths, meclizine, which increased $23,133 thousand resulting from the relaunch in July 2008 and the new product launches described above.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 57% of Par’s total revenues in 2008 and approximately 53% of Par’s total revenues in 2007.  The increase in the percentage is driven by the launch of dronabinol and sumatriptan and increased sales of metoprolol partially offset by lower sales of fluticasone and higher sales of meclizine, which is a manufactured product.  Par is substantially dependent upon distributed products for its overall sales, and any inability by its suppliers to meet demand could adversely affect Par’s future sales.  Revenues for the Strativa segment were $87,050 thousand for the year ended December 31, 2008, increasing $2,301 thousand, or 2.7%, from Strativa revenues of $84,749 thousand for the year ended December 31, 2007.  The Strativa revenue growth in 2008 is principally driven by price increases, timing of trade buying patterns and fees received related to the co-promotion of Androgel®.  These increases were offset by a more challenging reimbursement environment and included a change in reimbursement status that was implemented by a major Medicare Part D plan.

Total revenues for the year ended December 31, 2007 were $769,666 thousand, increasing $44,498 thousand, or 6.1%, from total revenues of $725,168 thousand for the year ended December 31, 2006.  Revenues for generic products for the year ended December 31, 2007 were $684,917 thousand, increasing $8,979 thousand, or 1.3% from revenues from generic products of $675,938 thousand for the year ended December 31, 2006, due primarily to the introduction of new products. Among the top-selling products in 2007 that did not have sales in 2006 was metoprolol succinate ER 50mg, 100mg, and 200mg, propranolol HCl ER caps, and ranitidine HCl syrup.  Among the top-selling products in 2007 that were introduced in the fourth quarter of 2006 was metoprolol succinate ER 25mg, which increased by $51,343 thousand.  Partially offsetting these increases were lower sales in 2007 of certain existing products, including fluticasone, which decreased $104,979 thousand, various amoxicillin products, which decreased by $31,543 thousand, quinapril, which decreased by $18,198 thousand, cefprozil, which decreased $10,714 thousand, tramadol HCl and acetaminophen tablets, which decreased by $10,500 thousand, lovastatin, which decreased $8,954 thousand and paroxetine, which decreased $8,261thousand from 2006.  Increased competition adversely affected both the volume and pricing on the above existing products. Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 53% of Par’s total revenues in 2007 and approximately 66% of Par’s total revenues in 2006.  Revenues for Par’s brand segment were $84,749 thousand for the year ended December 31, 2007, increasing $35,519 thousand, or 72.1%, from Brand revenues of $49,230 thousand for the year ended December 31, 2006.  The increase in 2007 is driven by increased sales of Megace® ES and fees received related to the co-promotion of Androgel®.

Gross Revenues to Total Revenues Deductions

Generic drug pricing at the wholesale level can create significant differences between the invoice price and Par’s net selling price.  Wholesale customers purchase product from Par at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between Par and the providers, and the wholesaler submits a chargeback credit to Par for the difference.  Par records estimates for these chargebacks, sales returns, rebates and incentive programs, and other sales allowances, for all its customers at the time of sale, as reductions to gross revenues, with corresponding adjustments to its accounts receivable reserves and allowances.

As detailed above, Par has the experience and the access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by Par for certain of its estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond Par’s control.  The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two- to four-month period, on average.

Par recognizes revenue for product sales when title and risk of loss have transferred to its customers and when collectibility is reasonably assured. This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, Par records estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales reserves that reduce accounts receivable.

Par’s gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows;

	December 31, 2008	December 31, 2007	December 31, 2006
	($ millions)	($ millions)	($ millions)
Gross revenues	$1,131	$1,410	$1,379

Chargebacks	(378)	(346)	(340)
Rebates and incentive programs	(85)	(174)	(202)
Returns	(16)	(30)	(44)
Cash discounts and other	(48)	(71)	(49)
Medicaid rebates and rebates due under other US Government pricing programs	(26)	(20)	(19)
Total deductions	(553)	(640)	(654)

Total revenues	$578	$770	$725

The total gross-to-net sales adjustments as a percentage of gross sales increased to 48.9% in 2008 compared to 45.4% in 2007, primarily due to increased pricing pressure of keys products including metoprolol succinate ER, fluticasone, and cabergoline.   This increase was tempered by the relaunch of meclizine in July 2008, the launches of dronabinol in July 2008 and sumatriptan succinate in November 2008, lower royalty income in 2008, lower returns and lower rebates primarily driven by lower fluticasone sales, 2008 customer net pricing trends and lower 2008 formulary sales.

The total gross-to-net sales adjustments as a percentage of gross sales decreased  to 45.4% in 2007 compared to 47.4% in 2006, primarily due to less competition for new products, mainly fluticasone and cabergoline, and reductions of wholesale invoice prices on certain of Par’s existing products.  Gross-to-net deductions are discussed in “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin

Par’s gross margin of $176,571 thousand (30.5% of total revenues) in the year ended December 31, 2008 decreased $91,948 thousand from $268,519 thousand (34.9% of total revenues) in the year ended December 31, 2007.  Generic product gross margins of $108,952 thousand (22.2% of generic revenues) in the year ended December 31, 2008 decreased $95,178 thousand from $204,130 thousand (29.8% of generic revenues) in 2007 primarily due to lower sales of existing products including fluticasone, propranolol HCl ER, and cabergoline, a decline in many of Par’s other products due to pricing pressures, an impairment charge of approximately $4.9 million for nabumetone driven by an increased competitive environment and expected lower future cash flows coupled with Par’s routine evaluation of its generic product portfolio, and lower royalties driven by lower sales of ondansetron.  These decreases were partially offset by higher sales of metoprolol succinate, meclizine driven by the relaunch in July 2008, dronabinol launched in July 2008 and sumatriptan succinate launched in November 2008 as well as lower inventory write-offs.  The Strativa gross margin of $67,619 thousand  (77.7% of branded revenues) for the year ended December 31, 2008 increased by $3,230 thousand from $64,389 thousand (76.0% of branded revenues) for the year ended December 31, 2007 due to revenue growth discussed above.  The rate of gross margin as a percentage of net product sales in 2008 reflects increased sales of lower margin metoprolol succinate ER, increased amortization driven by the nabumetone impairment charge and lower royalty income and lower sales of higher margin products such as cabergoline and Propranolol HCl ER, offset by the increased sales of higher margin meclizine and Megace® ES, the launches of higher margin dronabinol and sumatriptan succinate, lower sales of low margin products such as fluticasone and lower inventory write-offs.

Par’s gross margin of $268,519 thousand (34.9% of total revenues) in the year ended December 31, 2007 increased $50,235 thousand from $218,284 thousand (30.1% of total revenues) in the year ended December 31, 2006.  Generic product gross margins of $204,130 thousand (29.8% of generic revenues) in the year ended December 31, 2007 increased $20,251 thousand from $183,879 thousand (27.2% of generic revenues) in 2006 primarily due to the introduction of new product launches including propranolol HCl ER and metoprolol succinate ER, royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter of 2006, and lower inventory write-offs ($6,155 thousand).  Gross margin from Strativa products was $64,389 thousand (76.0% of branded revenues) for the year ended December 31, 2007 increased by $29,984 thousand from $34,405 thousand (69.9% of branded revenues)

for the year ended December 31, 2006 due to higher sales of Megace® ES and co-promotion fees for selling Androgel®.  The rate of gross margin as a percentage of net product sales in 2007 reflects the launch of higher margin propranolol HC1 ER, lower inventory write-offs of finished product, lower sales of lower margin existing products including fluticasone and lovastatin, increased sales of higher margin Megace® ES, the co-promotion fee for Androgel®, and royalties earned from the sales of ondansetron tablets, which launched in the fourth quarter 2006, tempered by the launch of lower margin metoprolol succinate ER.

Operating Expenses

  Stock Option Tender Offer

In November 2007, Par issued a tender offer to repurchase eligible stock options held by employees in exchange for a one-time cash payment in the range of $3.08 to $5.96 per option.  Eligible employee held options were unvested stock options with exercise prices in excess of $33.61 per share.  The tender offer was completed in December 2007 with approximately 181 thousand stock options cash settled and resulted in $4.6 million of additional share-based compensation expense in the fourth quarter of 2007, that otherwise would have been recognized ratably in 2008 and 2009, of which $3.3 million was charged to selling, general and administrative expense, $0.9 million was charged to research and development expense, and $0.4 million was charged to costs of goods sold.

  Research and Development

Par’s research and development expenses of $59,656 thousand (10.3% of total revenues) for the year ended December 31, 2008 decreased $18,003 thousand or 23.2% from $77,659 thousand (10.1% of total revenues) from the year ended December 31, 2007, driven by a reduction  in expenditures related to both the Strativa and Generic research and development expenditures.  Expenditures related to Strativa were down approximately $10 million, which was principally driven by a net reduction of $11.7 million of one-time Strativa milestone payments, as $7.5 million of 2008 payments to Alfacell and MonoSol Rx, detailed below, were more than offset by the non-recurrence of $19.2 million of payments incurred in 2007 to acquire rights to late stage compounds, comprised of Loramyc®, pafuramidine maleate and ZensanaTM.  The development of pafuramidine maleate was discontinued in February 2008.

In January 2008, Par entered into an exclusive licensing agreement with Alfacell Corporation to acquire the commercialization rights to Onconase® in the United States.  Under the terms of the agreement, Par made an initial cash payment of $5 million to Alfacell in the first quarter of 2008.  Refer to “Subsequent Events” below for an update on this development program.

In June 2008, Par entered into an exclusive licensing agreement under which it acquired the commercialization rights in the United States to the thin film formulation of ondansetron from MonoSol Rx.  Ondansetron thin film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Under the terms of the agreement, Par made an initial cash payment to MonoSol in the second quarter of 2008 of $1.25 million and an additional $1.25 million in the third quarter of 2008 upon successful completion of the first contractual milestone.  Refer to “Subsequent Events” below for an update on this development program.

 In addition to these milestones, on-going R&D expense in support of Par’s strategy to expand Strativa increased approximately $1.7 million driven by costs related to the development of ZensanaTM.

Expenditures related to Par’s generic portfolio decreased $8.0 million due to a reduction of personnel cost of $4 million, primarily due to the non-recurrence of performance incentive compensation incurred in 2007 and the non-recurrence of one-time costs associated with a third party development agreement ($2.5 million) and other lower internal development costs ($0.5 million).

Par’s research and development expenses of $77,659 thousand (10.1% of total revenues) for the year ended December 31, 2007 increased $15,217 thousand or 24.4% from $62,442 thousand (8.6% of total revenues) from the year ended December 31, 2006.  The increase was primarily attributable to costs incurred in support of Par’s strategy to expand its brand segment, principally the in-license of three compounds in late-stage development.  In June 2007, Par executed an exclusive licensing agreement with Immtech for the U.S. commercial rights to parfuramidine maleate for the treatment of pneumocystis pneumonia in AIDS patients.  Par paid Immtech $3 million upon the execution of this agreement.  As discussed above the parfuramidine program was discontinued in February 2008.  In July 2007, Par acquired the U.S. commercialization rights from BioAlliance Pharma to Loramyc® (micronazole Lauriad®), an innovative antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Par paid BioAlliance $15 million upon the execution of the agreement.  In August 2007, Par acquired the North American commercial rights from Hana Biosciences, Inc. to Zensana TM (ondansetron HCl) oral spray, which is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  Under the terms of this agreement, Par made a $5 million equity investment in Hana at a contractually agreed premium to the prevailing market price.  Of this amount, $1.2 million, representing the premium paid, was charged to research and development expense in 2007.  In addition to these up-front costs, Par incurred an additional $1.1 million in outside development costs related to these products.  These increases were tempered by $4.1 million relating to the 2006 termination of the Megace® ES clinical development program for oncology, and $1.6 million relating to the first quarter 2007 termination of Par 101.

In support of its generic segment, Par entered into an agreement with IntelliPharmaCeutics Ltd (“IPC”), a privately held corporation, in August 2007 , to develop and market a number of controlled release generic drug products.  Under the terms of this agreement, Par made a $5 million private placement equity investment, of which $2.5 million was charged to research and development expense in 2007, based on the estimated fair value of the investment in IPC.  In addition, on-going development and material costs associated with the generic portfolio increased $2.2 million.

The net increases referenced above were partially offset by an overall reduction in personnel cost of $4 million, principally the result of the reorganization of the R&D function which occurred during the first half of 2007, tempered by costs associated with the fourth quarter 2007 stock option tender offer detailed above.

As a result of its product development program, Par or its strategic partners currently have approximately 37 ANDAs pending with the FDA.  No assurances can be given that Par or any of its strategic partners will successfully complete the development of any of these products either under development or proposed for development, that they will obtain regulatory approvals for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

In October 2008, Par announced its plans to resize its generic unit as part of an ongoing strategic assessment of its businesses.  In conjunction with this action, Par has begun to significantly reduce its research and development expenses by decreasing its generic research and development effort.  Although there can be no such assurance, research and development expenses for 2009, including payments to be made to unaffiliated companies, and expected milestone payments under currently executed brand licensing arrangements (refer to Notes to Consolidated Financial Statements – Note 11– “Research and Development Agreements”) are expected to decrease by approximately 40% to 45% from 2008.

Selling, General and Administrative

Total selling, general and administrative expenses of $137,866 thousand (23.8% of total revenues) for the year ended December 31, 2008 decreased $351 thousand or 0.3% from $138,217 thousand (18.0% of total revenues) for the year ended December 31, 2007.  The decrease in 2008 was primarily due to lower employee compensation driven by lower bonus costs ($7,841 thousand), the non-recurrence of the fourth quarter 2007 stock option tender offer and the resulting lower stock option costs ($6,777 thousand), lower Strativa related sales and marketing expenses ($2,200 thousand), decreased professional accounting fees due to the non-recurrence of Par’s restatement of prior periods ($1,275 thousand), and lower product liability insurance premiums ($1,300 thousand). These decreases were tempered by higher legal fees of $17,383 thousand and severance costs of $1,114 thousand.

Total selling, general and administrative expenses of $138,217 thousand (18.0% of total revenues) for the year ended December 31, 2007 decreased $10,000 thousand, or 6.7%, from $148,217 thousand (20.4% of total revenues) for the year ended December 31, 2006.  The decrease in 2007 was primarily due to the non-recurrence of the second quarter 2006 write-off of approximately $10 million in bad debts for invalid customer deductions that Par determined would not be pursued for collection, lower severance costs associated with executive officers of $11 million, partially offset by the expansion of the finance and accounting functions, higher other compensation related costs, including the fourth quarter 2007 stock option tender offer (detailed above), and increased professional costs related to Par’s restatement of prior periods.

Although there can be no such assurance, selling, general and administrative expenses in 2009 are expected to be essentially flat to 2008 expenses.

Settlements and Loss Contingencies, net

Settlements and loss contingencies, net of $49,837 thousand during 2008 is comprised of a $44,712 thousand loss owed to Pentech with respect to an unfavorable court decision, a loss contingency of approximately $4,802 thousand in connection with Par’s Department of Veterans Affairs contract (refer to Notes to Consolidated Financial Statements – Note 17– “Commitments, Contingencies and Other Matters”), which represents its estimate of the loss related to an expected settlement of this matter, including interest; a loss of $908 thousand for the year ended December 31, 2008, related to a settlement with Genpharm that terminated certain products related to distribution and other agreements between the companies; a $585 thousand gain relating to the pre-launch termination of a product distribution agreement entered into in November 2008 between Par and AstraZeneca.

Settlements and loss contingencies, net represents a gain of $945 thousand during 2007 is comprised of a $367 thousand gain related to the settlement of a class action law suit against a former supplier of raw materials that was found guilty of anti-competitive activities; a $378 thousand gain relating to the termination of a product development manufacturing and supply agreement entered into in 2003 between Par and Perrigo Pharmaceuticals; and a $200 thousand gain relating to the termination of a development, manufacture and marketing agreement entered into in 1999 between Par and Resolution Chemicals.

The loss of $1,250 thousand for the year ended December 31, 2006, relates to the settlement with Genpharm that resolved disputes related to distribution and other agreements between the companies.  Par recorded approximately $1,502 thousand of expenses in the second quarter of 2006 as a result of the settlement, of which $1,250 thousand was recorded in settlements, net.  The remaining $252 thousand was recorded in research and development expenses.

Restructuring Costs

In October 2008, Par announced its plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In addition, Par has begun to significantly reduce its research and development expenses by decreasing its internal generic research and development effort to focus on completing generic products currently in development and will continue to look for opportunities with external partners.  Par further intends to trim its current generic product portfolio and retain only those marketed products that deliver acceptable profit to Par.  These actions will result in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative were eliminated by December 31, 2008 and the remaining positions are expected to be eliminated by the end of the first half of 2009.  In connection with these actions, Par incurred expenses for severance and other employee-related costs.  An intangible asset related to intellectual property acquired as part of the Kali acquisition in 2004 was impaired by the reduction of the internal generic research and development effort.  In addition, as part of its plans to resize its generic products division, Par made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  Accelerated depreciation of $0.9 million was recorded in 2008 in connection with assets that were held and used as of December 31, 2008 that are expected to be idled or sold in late 2009.  Par also had non-cash inventory write downs of $1.1 million for a product that was discontinued as part of its plans to resize its generic products division.  Inventory write downs and accelerated depreciation were classified as cost of goods sold and research and development expense on the consolidated statements of operations for the year ended December 31, 2008.

The following table summarizes the restructuring costs incurred by Par in the fourth quarter of 2008 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2008 ($ amounts in millions);

Restructuring activities	Initial Charge	Cash Payments	Non-cash charge to Additional paid-in-capital	Non-cash charge to Property, plant and equipment and/or intangible assets	Reversals, reclass or transfers	Liabilities at December 31, 2008
Severance and employee benefits to be paid in cash	$6.3	$ -	$ -	$ -	$ -	$6.3
Severance related to share-based compensation	3.2	-	(3.2)	-	-	-
Asset impairments and other	5.9	-	-	(5.8)	-	0.1
Total	$15.4	$ -	($3.2)	($5.8)	$ -	$6.4

The total $15.4 million charge related to the generic segment in the amount $13.5 million and $1.9 million of the charge related to the Strativa segment.  Par expects that approximately $6 million of this charge will result in cash expenditures during 2009.  The charges related to this plan to reduce the size of the generic business are reflected on the consolidated statements of operations for the year ended December 31, 2008.  The carrying amount of assets held for sale related to these actions was $2.4 million at December 31, 2008 and included in other current assets on the consolidated balance sheet.

Par expects to record an additional $1.2 million of one-time termination benefit costs in the first half of 2009.  Par also expects to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 but are expected to be idled or sold in late 2009.  Lease costs associated with a facility expected to be closed in late 2009 are estimated to be $1.7 million.

Par anticipates these actions will generate annualized operating expense savings in a range near $45 million.

2006 Restructuring Activity

In the fourth quarter of 2006, Par made the decision to restructure its business operations and as a result, terminated approximately 10% of its workforce.  The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities.  During the fourth quarter of 2006, Par recorded a restructuring charge primarily to its generic business of approximately $1 million related to employee termination benefits.  During the year ended December 31, 2007, no additional restructuring charges were incurred and substantially all of the benefits were paid out.

Gain on Sales of Product Rights and other

   During the year ended December 31, 2008, Par recognized a gain on the sale of product rights of $9,000 thousand related to the sale of multiple ANDAs and other product rights.

In November 2007, Par entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party that is seeking to commercialize Megace® ES outside of the U.S.  Par recorded $625 thousand in the quarter ended March 29, 2008, when Par’s obligations were fulfilled related to this agreement.

In May 2005, Par and Optimer entered into a joint development and collaboration agreement to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridum difficle-associated diarrhea.  On February 27, 2007 in exchange for $20 million Par returned the marketing rights to Optimer, and recorded a corresponding gain on the sale of product rights.

In September 2006 Par sold its rights associated with ribavirin products, including certain assets and the assumption of certain liabilities, to Three Rivers Pharmaceuticals LLC for $6.6 million.  Par recorded a gain of $3.1 million in 2006 relating to this agreement.

Gain on Extinguishment of Senior Subordinated Convertible Notes

In October 2008, Par repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $58 million for approximately $50 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  The repurchase also resulted in the write-off of approximately $0.5 million of deferred financing costs in the fourth quarter of 2008.  Par recorded a gain of approximately $7.9 million ($5 million, after tax), in the fourth quarter of 2008 related to this debt extinguishment.

Other Income / (Expense), net

Other income (expense), net was zero for 2008, ($56) thousand for 2007 and $126 thousand for 2006.

Equity in Loss of Joint Venture

Equity in loss from joint venture was  $330 thousand for the year ended December 31, 2008,  $387 thousand for the year ended December 31, 2007, and $663 thousand for the year ended December 31, 2006.  The amounts represent our share of loss in SVC Pharma; the joint venture created with Rhodes Technology, and primarily relates to research and development costs incurred by the joint venture to develop ANDAs.  As further detailed in Note 20 – “Investment in Joint Venture” of the accompanying consolidated financial statements, on June 27, 2008, Par and SVC Pharma entered into a license and distribution agreement concurrent with FDA approval of an ANDA for dronabinol (Marinol®).  In connection with the agreement, Par transferred its interest in SVC Pharma to Rhodes Technology.

Loss on Sale of Marketable Securities and Other Investments, net

Par recorded a loss of $3,713 thousand during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in a debt security issued by Ford Motor Credit Company that matures in 2015.  Due to the ongoing deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment has been in a loss position, Par believed the loss was other-than-temporary.

Par recorded a loss of $3,250 thousand during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in Hana Biosciences, Inc. which was triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.

Par recorded a loss of $2,500 thousand during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in IPC Corp. The other than temporary impairment was based upon limited financial information provided by IPC and general economic and capital market conditions.

Par recorded an investment loss of $6,040 thousand during the nine months ended September 29, 2007, relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the second quarter of 2008, Par reached a settlement in connection with the fund and received $1,667 thousand, which Par recognized as a gain.

In February 2007, Par sold approximately 1.1 million shares of its investment in Optimer stock for $6,836 thousand and recognized a pre-tax gain of $1,398 thousand for the three month period ended March 31, 2007.   Par held 1.3 million shares of Optimer common stock as of September 29, 2007.  During the fourth quarter of 2007, Par sold its remaining investment in Optimer common stock for approximately $9,621 thousand and recognized a corresponding pre-tax gain of $3,059 thousand.  These realized gains of $4,457 thousand were more than offset by a $6,040 thousand realized investment loss relating to the complete loss of an investment recognized in the second quarter of 2007 that Par held, as a limited partner, in a fund that invested in various floating rate structured finance securities.

In November 2006, Abrika agreed to be purchased by a wholly owned subsidiary of the Actavis group.  Based on the terms of the merger agreement, Par received approximately $4,589 thousand for its equity stake in Abrika in 2007.  Par wrote down its investment in Abrika by $3,773 thousand in the second quarter of 2006 based on the terms of the merger agreement between Abrika and Actavis that indicated that the investment was impaired.  This loss is partially offset by a gain in the fourth quarter of 2006 on the sale of Advancis Pharmaceutical Corporation common stock in the amount of $3,190 thousand.

Interest Income

Interest income was $9,246 thousand for the year ended December 31, 2008, $13,673 thousand for the year ended December 31, 2007, and $8,974 thousand for the year ended December 31, 2006 and principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by investments in instruments with lower yields.

Interest Expense

Interest expense was $6,259 thousand for the year ended December 31, 2008, $6,803 thousand for the year ended December 31, 2007, and $6,781 thousand for the year ended December 31, 2006 and principally includes interest payable on Par’s senior subordinated convertible notes due 2010.

Income Taxes

Par recorded a (benefit) provision for income taxes for the year ended December 31, 2008 of ($27,910) thousand, $27,322 thousand for the year ended December 31, 2007 and $2,054 thousand for the year ended December 31, 2006.  The (benefit) / provisions were based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements - Note 16 – “Income Taxes”).  Our effective tax rates for years ended 2008, 2007 and 2006 were 38%, 35% and 23% respectively.  In 2006, the tax rate was impacted by income amounts taxable in different state jurisdictions and other permanent items.

Discontinued Operations

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because Par had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $505 thousand during the year ended December 31, 2008 which represents Par’s share of the net proceeds of the sale transaction.  This $505 thousand has been classified as discontinued operations on the consolidated statement of operations for the year ended December 31, 2008.  In 2008, Par recorded $2,169 to discontinued operations related to tax contingencies.

FINANCIAL CONDITION

Liquidity and Capital Resources

Discussion of Liquidity for the year ended and as of December 31, 2008

Cash and cash equivalents of $170,629 thousand at December 31, 2008 decreased $29,503 thousand from $200,132 thousand at December 31, 2007.  Cash provided by operations was $65,602 thousand for the year ended December 31, 2008 which reflects continuing operations as adjusted primarily for depreciation and amortization of $32,487 thousand, and share-based compensation of $17,535 thousand, and was driven by the liquidation of working capital, mainly lower inventory levels, which declined $42,383  thousand driven by improved inventory turns for purchased finished goods as Par managed its inventory levels to coincide with the decline in 2008 net product sales and as Par resized its generic products division, certain unprofitable products were discontinued.

Payables due to distribution agreement partners increased $54,972 thousand primarily due to the non-cash event of the unfavorable court decision in the Pentech litigation which impacted the ending balance by $44,712 thousand and for the timing of payments to partners of approximately $10,260 thousand related to the higher sales of partnered products, mainly metoprolol.  These working capital reductions were offset by the higher net accounts receivable balance of $19,226 thousand that was primarily driven by timing of sales in the fourth quarter, mainly related to the November 2008 launch of sumatriptan.  Cash flows used in investing activities of $45,507 thousand were driven by net investments of $7,538 thousand in available for sale debt securities, $20,000 thousand invested as part of the amendment to Par’s agreement with Spectrum Pharmaceuticals pursuant to which Par increased its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection, in addition to capital expenditures of $17,454 thousand.  Cash used in financing activities was primarily driven by $50,000 thousand used to repurchase $58,000 thousand of principal of senior subordinated convertible notes during the fourth quarter of 2008.

Par’s working capital, current assets minus current liabilities, of $193,773 thousand at December 31, 2008 decreased $16,741 thousand from $210,514 thousand at December 31, 2007.  The decrease was primarily driven by the unfavorable court decision in the Pentech litigation which negatively impacted working capital by $44,712 thousand.  Par’s working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.63x at December 31, 2008 compared to 1.67x at December 31, 2007.  Par believes that its working capital ratio indicates the ability to meet its ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Par’s primary source of liquidity is cash received from customers.  In 2008, Par collected $575 million with respect to net product sales as compared to $829 million in 2007 and $708 million in 2006.  Par’s ability to continue to generate cash from operations is predicated on its ability to monetize its current product portfolio, product pipeline, and future products acquired.  Par’s generic product pipeline included 14 first-to-file ANDAs and its Strativa pipeline had 3 brand drugs in active development as of December 31, 2008.  Par’s future profitability depends, to a significant extent, upon its ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  Par cannot be certain that its expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of its business.

Uses of Liquidity

Par’s uses of liquidity and future potential uses of liquidity include the following;

•

The payment of the senior subordinated convertible notes of $142 million by September 2010 or sooner,

•

The payment of the Pentech litigation unfavorable judgment of approximately $70 million, subject to any further legal actions,

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s liquidity or financial condition when such additional liability is paid.

•

Capital expenditures, which were $17 million in 2008, $9 million in 2007, and $19 million in 2006.  2009 capital expenditures are expected to be approximately $7 million.

•

Funding of general operating expenses after the completion of the resizing of the generic segment.

•

Expenditures related to current business development and product acquisition activities.  As of December 31, 2008, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development was approximately $56 million. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of $21 million as of December 31, 2008 related primarily to amounts due under profit sharing agreements, excluding liabilities related to the Pentech litigation unfavorable judgment.  Par is expected to pay substantially all of the $21 million during the first two months of the first quarter of 2009.

Par believes that it will be able to monetize it current product portfolio, its product pipeline, and future product acquisitions and generate sufficient operating cash flows and that along with existing cash, cash equivalents and available for sale securities will allow Par to meet its financial obligations over the foreseeable future.  Par expects to continue to fund its operations, including its research and development activities, capital projects, in-licensing product activity and obligations under its existing distribution and development arrangements discussed herein, out of its working capital.  Par’s future product acquisitions may require additional debt and/or equity financing; there can be no assurance that Par will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.

Analysis of available for sale debt securities held as of December 31, 2008

In addition to its cash and cash equivalents, Par had $93,097 thousand of available for sale debt securities classified as current assets on the consolidated balance sheet as of December 31, 2008.  These available for sale debt securities were all available for immediate sale.  Par’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  Par is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency and municipal securities, and corporate bonds.  Par’s available for sale debt securities have quoted prices but are traded less frequently than exchange-traded instruments.

Contractual Obligations as of December 31, 2008

The dollar values of Par’s material contractual obligations and commercial commitments as of December 31, 2008 were as follows, in $ thousands:

		Amounts Due by Period
Obligation	Total Monetary	2009	2010 to	2012 to	2014 and
	Obligations		2011	2013	thereafter	Other
Operating leases	$13,240	$4,870	$6,681	$1,336	$353	$ -
Convertible notes*	142,000	142,000	-	-	-	-
Interest payments**	7,145	4,083	3,062	-	-	-
Purchase obligations***	83,292	83,292	-	-	-	-
Long-term tax liability****	41,581	-	-	-	-	41,581
Pentech litigation*****	69,955	69,955
Other	1,995	1,995	-	-	-	-
Total obligations	$359,208	$306,195	$9,743	$1,336	$353	$41,581

* The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  See “Legal Proceedings” in Note 17 to consolidated financial statements, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration Par received from the Trustee of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 and related litigation.  Until the matter is resolved, Par is recording the payment obligations as a current liability as of December 31, 2008 because the Court in the matter could (i) rule against Par’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.

** Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010.  A portion of these amounts would not be payable if the Notes are earlier converted, accelerated or repurchased.

*** Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $40 million of the total purchase obligations at December 31, 2008 related to metoprolol succinate.

**** The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of December 31, 2008, the total amount of unrecognized tax benefits, excluding interest and penalties, was $30.2 million, based on evaluation of tax positions and concession on tax issues challenged by the IRS.  As of December 31, 2008, $11.4 million of interest and penalties related to uncertain tax positions is included in other long-term liabilities in Par’s consolidated balance sheet.  We do not expect to make a significant tax payment related to these other long-term liabilities within the next year; however, Par cannot estimate in which period thereafter such tax payments may occur.  For presentation on the table above, Par included the related long-term liability in the “Other” column.

***** Amount and timing of payment is subject to further legal actions.

Par, from time to time, enters into agreements with third parties for the development of new products and technologies.  To date, Par has entered into agreements and advanced funds and has commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table above as of December 31, 2008.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with Par’s accounting policies.  The total amount that ultimately could be due under agreements with contingencies was approximately $56 million as of December 31, 2008.  This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.  The agreements that contain such commitments that Par believes are material are described in Notes to Consolidated Financial Statements – Note 11 – “Research and Development Agreements” elsewhere in this Form 10-K and in “Subsequent Events” below.

Stock Repurchase Program

In 2004, the Board authorized the repurchase of up to $50 million of Par’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1.6 million shares of its common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of December 31, 2008.  Par does not currently anticipate utilizing its available authorization under the repurchase program.

Financing

At December 31, 2008, Par’s total outstanding short and long-term debt, including the current portion, was $142,000 thousand.  The amount consisted of senior subordinated convertible notes that Par sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock of Par at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  Par may not redeem the notes prior to the maturity date.  The Trustee under the Indenture governing the Notes has alleged that Par has defaulted in the performance of its obligations under the Indenture and has instituted a lawsuit in connection therewith.  Accordingly, until the matter is resolved, Par is recording the payment obligations under the Notes as a current liability on Par’s consolidated balance sheet as of December 31, 2008.  Refer to Item 3 – “Legal Proceedings” and Notes to Consolidated Financial Statements – Note 17 – “Commitments, Contingencies and Other Matters.”

Off-Balance Sheet Arrangements

Par has no off-balance sheet arrangements.

Subsequent Events

In the first quarter of 2009, one of our development partners, MonoSol Rx completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product, thereby triggering our payment of a $1 million milestone.

On January 27, 2009, one of our development partners, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma. At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for the treatment of unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

 On February 6, 2009, one of our development partners, BioAlliance Pharma, completed Phase III studies and submitted a NDA for Loramyc® (miconazole Lauriad®) and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.  In 2007, Strativa Pharmaceuticals acquired an exclusive license to the U.S. commercialization rights to Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

On February 9, 2009, following a bench trial, the United States District Court for the Northern District of Illinois entered a judgment in favor of Pentech Pharmaceuticals, Inc. and against Par in the amount of $69,955,476.  This action had alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, Par recorded $45 million in settlements and loss contingencies, net on the consolidated statements of operations for the year ended December 31, 2008.  Par and its counsel are currently considering Par’s options for appeal.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies that are most important to the portrayal of Par’s financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  Par’s most critical accounting policies, as discussed below, pertain to revenue recognition and the determination of deductions from gross revenues, the determination of whether certain costs pertaining to Par’s significant development and marketing agreements are to be capitalized or expensed as incurred, the valuation and assessment of impairment of goodwill and intangible assets and inventory valuation.  In applying such policies, management often must use amounts that are based on its informed judgments and estimates.  Because of the uncertainties inherent in these estimates, actual results could differ from the estimates used in applying the critical accounting policies.  Par is not aware of any likely events or circumstances that would result in different amounts being reported that would materially affect its financial condition or results of operations.

  Revenue Recognition and Provisions for Deductions from Gross Revenues

Par recognizes revenues for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectibility is reasonably assured.  This is generally at the time products are received by the customers.  Upon recognizing revenue from sales, Par records estimates for the following items that reduce gross revenues:

•

Chargebacks

•

Rebates and incentive programs

•

Product returns

•

Cash discounts and other

•

Medicaid rebates

The following table summarizes the activity for the years ended December 31, 2008, 2007 and 2006 in the accounts affected by the estimated provisions described below, in $ thousands:

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(4)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

	For the Year Ended December 31, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($51,891)	($345,526)	$ -	(1)	$351,411	($46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075		216,729	(42,859)
Returns	(42,905)	(29,312)	(220)		25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211		73,221	(16,158)
Total	($198,722)	($622,165)	$2,066		$666,696	($152,125)

Accrued liabilities (2)	($10,583)	($17,567)	($2,319)		$12,785	($17,684)

	For the Year Ended December 31, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($102,256)	($339,711)	$ -	(1)	$390,076	($51,891)
Rebates and incentive programs	(50,991)	(201,993)	-		167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)	(5)	34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	-		46,029	(18,038)
Total	($201,473)	($627,047)	($7,686)		$637,484	($198,722)

Accrued liabilities (2)	($9,040)	($19,528)	$82		$17,903	($10,583)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, Par has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  Par included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171) thousand and December 31, 2007 ($869) thousand in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment of ($2,313) thousand to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1,486 thousand, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1,923 thousand.

(5)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of specific return of products triggered by the loss of customers based upon competitive pricing pressures that resulted in an adjustment to previous sales of $(6,126), and the concession of a customer dispute related to invalid deductions for returns that resulted in an adjustment to previous sales $(1,560).

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 69% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2008 and 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2007.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying Par’s products or replace competing products in their distribution channels with products sold by Par.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  Par also provides indirect rebates, which are rebates paid to indirect customers that have purchased Par’s products from a wholesaler under a contract with Par.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock Par’s products.  Par may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that Par considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  Par does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them.  Par regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, Par provides such states with a rebate on drugs dispensed under government programs.  Par determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact Par’s provision for Medicaid rebates.  In determining the appropriate accrual amount Par considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  Par reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

Par accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) Par generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. Par records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 36 months, and estimated return dates.  Additionally Par considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

Par offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days.  Par accounts for cash discounts by reducing accounts receivable by the full amount of the discounts that Par expects its customers to take.  In addition to the significant gross-to-net sales adjustments described above, Par periodically makes other sales adjustments.  Par generally accounts for these other gross-to-net adjustments by establishing an accrual in the amount equal to its estimate of the adjustments attributable to the sale.

Par may at its discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on customers’ existing inventory levels.  There are circumstances under which Par may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of sales returns on products that remain in the customer’s existing inventory.

As detailed above, Par has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by Par for certain of its estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond Par’s control.  The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.

Use of Estimates in Reserves

Par believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause Par’s allowances and accruals to fluctuate, particularly with newly launched or acquired products.  Par reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease Par’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, then the resulting adjustments to those reserves would increase its reported net revenues. If Par were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that Par reports.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

  Research and Development Agreements

Par capitalizes or expenses amounts related to the development of new products and technologies through agreements with third parties based on Par’s determination of its ability to recover in a reasonable period of time its cost from the estimated future cash flows anticipated to be generated pursuant to each agreement.   Accordingly, amounts related to Par’s funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA, and where Par has no alternative future use for the product, are expensed and included in research and development costs.  Amounts for contractual rights acquired by Par to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  Par establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition.  Par records provisions for inventory to cost of goods sold.

Par capitalizes costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, Par may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of December 31, 2008, Par had pre-launch inventories of $1.6 million.  Should any launch be delayed, inventory write-offs may occur to the extent Par is unable to recover the full value of its inventory investment.  The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including Par’s expected number of competitors during the six-month period subsequent to any anticipated product launch.  Further, Par believes that the inventory balance at December 31, 2008 is recoverable based on anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

Goodwill and Intangible Assets

Par determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by Par at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets.  In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

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

As discussed above with respect to determining an asset’s fair value, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  As of December 31, 2008, Par determined through its estimates that no impairment of goodwill or intangible assets existed, except as disclosed.  Par will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

As discussed in Notes to Consolidated Financial Statements – Note 9 – “Intangible Assets,” Par impaired intangible assets with net carrying values of $6.4 million in 2008.  As a result of the acquisition of Kali in 2004, Par had amounts recorded as goodwill of $63,729 thousand at December 31, 2008 and December 31, 2007.  In addition, intangible assets with definite lives, net of accumulated amortization, totaled $35,208 thousand at December 31, 2008 and $36,059 thousand at December 31, 2007.

 Recent Accounting Pronouncements that may have a material impact on future consolidated financial statements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. Par’s senior subordinated convertible notes are subject to FSP APB 14-1.  Upon conversion, Par has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on Par’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  For instruments subject to the scope of FSP APB 14-1, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Early adoption is not permitted.  Par estimates that its original $200 million aggregate principal amount of 2.875% senior subordinated convertible notes due 2010 will have an approximate initial measurement of a $169 million liability component and a $31 million equity component.  Par estimates annual interest expense will be retroactively restated upward in a range between $6 million to $7 million for the years 2008, 2007, 2006, and 2005 in the 2009 Annual Report on Form 10-K.

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements.  The key elements of EITF 07-1 relate to: (a) the scope of the issue; (b) the income statement presentation of transactions with third parties; (c) the income statement presentation of payments between parties to the collaborative arrangement; (d) the disclosures about collaborative arrangements that should be required in the financial statements of the parties to the collaborative arrangements; and (e) the transition method.  A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilized the impracticability exception.  Par is currently evaluating the potential impact of adopting EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Par will be required to record and disclose business combinations following existing GAAP until January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 was effective for fiscal years beginning after November 15, 2007.  The effective date of SFAS 157 with regard to non-financial assets and liabilities is January 1, 2009 for Par.  Par’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements that did not have a material impact on our consolidated financial statements

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized.  These amounts will be recognized as an expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered.  EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Par’s adoption of the provisions of EITF 07-3, beginning January 1, 2008 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities.  Par did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore Par’s adoption of SFAS 159 did not have a material impact on its consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities

  The primary objectives for Par’s investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. Par’s investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  Par is subject to market risk primarily from changes in the fair values of its investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on December 31, 2008 would have caused the fair value of Par’s investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease interest income earned by Par by approximately $0.6 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject Par to market risk at December 31, 2008 and 2007, $ amounts in thousands:

	December 31,	December 31,
	2008	2007
Securities issued by government agencies	$41,541	$46,201
Debt securities issued by various state and local municipalities and agencies	28,585	24,223
Other debt securities	24,320	13,991
Marketable equity securities available for sale	600	2,650
Auction rate securities	-	5,000
Total	$95,046	$92,065

Senior Subordinated Convertible Notes

In October 2008, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $58 million related to three separate transactions for approximately $50 million, including accrued interest.  The outstanding par value of the senior subordinated convertible notes was $142 million and bear fixed interest at an annual rate of 2.875% as of December 31, 2008.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  On December 31, 2008, the senior subordinated convertible notes had a quoted market value of approximately $112 million.

Par does not have any financial obligations exposed to significant variability in interest rates.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During 2008, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Par’s consolidated financial statements for 2008 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  Controls and Procedures

Par maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Par’s  filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Par’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, Par has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

Par evaluated its disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act).  Based on this evaluation, Par’s management, including its CEO and CFO, concluded that Par’s disclosure controls and procedures were effective as of December 31, 2008

Management Report on Internal Control Over Financial Reporting

Management of Par is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Par’s internal control over financial reporting is designed, under the supervision of Par’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Par assessed the effectiveness of its internal controls over financial reporting as of December 31, 2008.  Par based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Par’s management has concluded that Par maintained effective internal controls over financial reporting as of December 31, 2008.

Remediation of Prior Year Material Weaknesses

As of the date of the filing of our 2007 Annual Report on Form 10-K, Par did not maintain effective controls due to the restatement of the consolidated financial statements for the years ended December 31, 2006 and 2005 to properly determine the income tax benefits from discontinued operations and related interest expense, as a result of a material weakness that existed at that time.  Par lacked a formal process to identify, analyze and communicate non-routine tax matters and lacked sufficient oversight by management for non-routine tax matters

The following measures have been taken to address the 2007 material weaknesses mentioned above:

    •

Par had replaced members of senior management subsequent to the identification of the transaction that gave rise to the material weakness as of the filing of the 2007 Annual Report on Form 10-K.

•

Formalized a policy and procedure for the communication and review of non-routine tax matters by senior management.

•

As appropriate Par will engage external tax advisors for advice with respect to non-routine tax matters.

Changes in Internal Control over Financial Reporting

No change in Par’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2008, that has materially affected, or is reasonably likely to materially affect Par’s internal control over financial reporting.

ITEM 9B.  Other Information

In accordance with New York Stock Exchange rules, Par filed our CEO’s annual certification on June 2, 2008, and that as of the date of the certification, our CEO was unaware of any violation by Par of the corporate listing standards of the New York Stock Exchange.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

     Par hereby incorporates by reference the information set forth under the caption "Election of Directors" from its definitive proxy statement to be delivered to stockholders of Par in connection with its 2009 Annual Meeting of Stockholders scheduled to be held on June 9, 2009.

ITEM 11.  Executive Compensation

     Par hereby incorporates by reference the information set forth under the caption "Executive Compensation" from its definitive proxy statement to be delivered to stockholders of Par in connection with its 2009 Annual Meeting of Stockholders scheduled to be held on June 9, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Par hereby incorporates by reference the information set forth under the caption "Security Ownership" from its definitive proxy statement to be delivered to stockholders of Par in connection with its 2009 Annual Meeting of Stockholders scheduled to be held on June 9, 2009.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

     Par hereby incorporates by reference the information set forth under the caption "Certain Relationships and Related Transactions" from its definitive proxy statement to be delivered to stockholders of Par in connection with its 2009 Annual Meeting of Stockholders scheduled to be held on June 9, 2009.

ITEM 14.  Principal Accountant Fees and Services

     Par hereby incorporates by reference the information set forth under the caption "Independent Auditors" from its definitive proxy statement to be delivered to stockholders of Par in connection with its 2009 Annual Meeting of Stockholders scheduled to be held on June 9, 2009.

PART IV

ITEM 15.  (a) (1)  FINANCIAL STATEMENTS

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15.  (a) (3)  EXHIBITS

3.1

Agreement and Plan of Merger, dated as of May 12, 2003 - previously filed as an exhibit to Par’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2

Certificate of Incorporation of Par, dated May 9, 2003 - previously filed as an exhibit to Par’s Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.3

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 27, 2004 – previously filed as an exhibit to Par’s Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on October 27, 2004 – previously filed as an exhibit to Par’s Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.5

By-Laws of Par, as last amended on November 20, 2007 - previously filed as an exhibit to Par’s Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference.

4.1

Rights Agreement, dated as of October 27, 2004, by and between Par and American Stock Transfer & Trust Company - previously filed as an exhibit to Par’s Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.

1989 Employee Stock Purchase Program of Par, as amended and restated effective January 1, 2008– previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.

1990 Stock Incentive Plan of Par, as amended – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference. ***

10.3

Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to Par’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference. ***

10.3.1

Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed on September 6, 2007 with Par’s Proxy Statement dated September 12, 2007 and incorporated herein by reference. ***

10.3.2

Terms of Stock Option Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.3.3

Terms of Restricted Unit Award Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4

2000 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference. ***

10.5

2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to Par’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.  ***

10.6

2004 Performance Equity Plan, as amended and restated as of May 24, 2005 – previously filed on April 14, 2005 with Par’s Proxy Statement dated April 15, 2005 and incorporated herein by reference.***

10.6.1

Terms of Stock Option Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.2

Terms of Restricted Stock Award Agreement under the 2004 Performance Equity Plan  – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.3

Terms of Restricted Unit Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.4

Terms of Performance Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.5

Terms of Executive Retention Restricted Shares Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan (attached herewith). ***

10.6.6

Terms of Executive Retention Stock Option Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan (attached herewith). ***

10.6.7

Terms of 2009 Restricted Share Award Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.6.8

Terms of Stock Option Agreement under the 2004 Performance Equity Plan (attached herewith). ***

10.7

Annual Executive Incentive Plan, effective January 1, 2004 – previously filed on April 13, 2004 with Par’s Proxy Statement dated April 13, 2004 and incorporated herein by reference. ***

10.8

Form of Retirement Savings Plan of Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Registration Statement on Form S-1 (File No. 2-86614) and incorporated herein by reference.

10.8.1

Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated July 26, 1984 – previously filed as an exhibit to Par’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.8.2

Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated November 1, 1984 – previously filed as an exhibit to Par’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.8.3

Amendment to Par Pharmaceutical, Inc.’s Retirement Savings Plan, dated September 30, 1985 – previously filed as an exhibit to Par’s Registration Statement on Form S-1 (File No. 33-4533) and incorporated herein by reference.***

10.9.1

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.9.2

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.9.3

Separation and Release Agreement, dated as of November 5, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference. ***

10.9.4

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.9.5

Employment Agreement, dated as of March 3, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.9.6

Letter Agreement and Release, dated as of December 23, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin (attached herewith). ***

10.9.7

Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.9.8

Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee– previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.9.9

Employment Agreement, dated as of December 3, 2008, by and between Par Pharmaceutical, Inc. and Lawrence Kenyon (attached herewith).***

10.9.10

Separation and Release Agreement by and between Par Pharmaceutical, Inc. and Par and Scott Tarriff – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.*  /  ***

10.9.11

Separation Agreement, dated as of November 10, 2006, by and between Par and Michael Graves - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.12

Separation Agreement, dated as of November 2, 2006, by and between Par and Shankar Hariharan - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference. ***

10.9.13

Separation Agreement, dated as of October 30, 2006, by and between Par Pharmaceutical, Inc. and Par and Mark Auerbach - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.***

10.9.14

Separation and Release Agreement by and between Par and Dennis O’Connor – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.***

10.10

Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.11

Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.12

Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.12.1

Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.12.2

Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.  – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.13

Distribution Agreement, dated March 25, 1998, between Par and Genpharm, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.14

Letter Agreement, dated as of January 21, 1999, between Par and Genpharm, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.15

Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.16

License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.17

License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.18

Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.18.1

First Amendment dated as of November 12, 2002, to the Supply and Marketing Agreement dated November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the  fiscal year 2002 and incorporated herein by reference. *

10.19

11 Product Development Agreement, effective April 2002, between Par and Genpharm, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.19.1

Settlement Agreement and Release of Claims between Par and Genpharm, Inc. dated as of August 14, 2006  – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. *

10.20

Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.21

Supply and Distribution Agreement, dated as of December 20, 2002, between Genpharm, Inc., Leiner Health Products, LLC and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2002 and incorporated herein by reference. *

10.22

Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.23

Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.24

License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.25

Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.26

Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.27

Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.27.1

First Amendment dated December 14, 2004 to the Development and Commercialization Agreement dated May 28, 2004, by and between Par and Advancis Pharmaceutical Corporation – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.28

License Agreement, dated as of July 2, 2007, between BioAlliance Pharma SA and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference. *

10.29

License Agreement dated January 14, 2008 between Par and Alfacell Corporation previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference. *

10.30

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands dated as of March 1, 2002 – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.31

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand dated as of March 1, 2002 – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.32

Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.32.1

 First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.33

Securities Purchase Agreement, dated as of November 18, 2004, by and between Par and Abrika, LLLP – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.

10.33.1

Termination of Investors Rights Agreement between Abrika, LLLP, ACFP LLLP and Par dated as of January 22, 2007 - previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference.

10.34

Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.35

Series C Preferred Stock Purchase Agreement, dated May 2, 2005, by and between Par and Optimer Pharmaceuticals, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.

10.36

Share Transfer Agreement, dated as of January 20, 2006 and effective December 31, 2005, by and between Par and Dr. Arie Gutman - previously filed as an exhibit to Par’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.37

Asset Purchase Agreement, dated as of May 6, 2008, between Spectrum Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated herein by reference.

10.37.1

Purchase Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.37.2

Indenture between Par and American Stock Transfer & Trust Company, dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.37.3

First Supplemental Indenture between Par and American Stock Transfer & Trust Company, dated March 31, 2006 - previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 31, 2006, and incorporated herein by reference.

10.37.4

Registration Rights Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

21

List of subsidiaries of Par (attached herewith).

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

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of Par under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in any such filing.

*** Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Par has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2009

PAR PHARMACEUTICAL COMPANIES, INC.

(Company)

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Signature	Title	Date
/s/ Joseph E. Smith Joseph E. Smith	Lead Director	March 2, 2009
/s/ Patrick G. LePore Patrick G. LePore	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2009
/s/ Veronica A. Lubatkin Veronica A. Lubatkin	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2009
/s/ Peter S. Knight Peter S. Knight	Director	March 2, 2009
/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	March 2, 2009
/s/ L. William Seidman L. William Seidman	Director	March 2, 2009
/s/ John D. Abernathy John D. Abernathy	Director	March 2, 2009
/s/ Dr. Melvin Sharoky Dr. Melvin Sharoky	Director	March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Par in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FILED WITH THE ANNUAL REPORT OF THE

COMPANY ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007

F-4

Consolidated Statements of Operations for the years

ended December 31, 2008, 2007 and 2006

F-5

Consolidated Statements of Stockholders’ Equity for the years ended

December 31, 2008, 2007 and 2006

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008,

2007 and 2006

F-7

Notes to Consolidated Financial Statements

F-9

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to adopt the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Parsippany, NJ

March 2, 2009

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands, Except Share Data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$170,629	$200,132
Available for sale debt and marketable equity securities	93,097	85,375
Accounts receivable, net	83,408	64,182
Inventories	42,504	84,887
Prepaid expenses and other current assets	20,040	14,294
Deferred income tax assets	55,230	56,921
Income taxes receivable	35,397	17,516
Total current assets	500,305	523,307

Property, plant and equipment, at cost less accumulated depreciation and amortization	79,439	82,650
Available for sale debt and marketable equity securities	1,949	6,690
Investment in joint venture	-	6,314
Other investments	-	2,500
Intangible assets, net	35,208	36,059
Goodwill	63,729	63,729
Deferred financing costs and other assets	1,159	2,544
Non-current deferred income tax assets, net	70,954	57,730
Total assets	$752,743	$781,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$142,000	$200,000
Accounts payable	22,879	32,200
Payables due to distribution agreement partners	91,451	36,479
Accrued salaries and employee benefits	11,850	16,596
Accrued expenses and other current liabilities	38,352	27,518
Total current liabilities	306,532	312,793

Long-term debt, less current portion	-	-
Other long-term liabilities	41,581	30,975
Commitments and contingencies	-	-

Stockholders' equity
Preferred Stock, par value $0.0001 per share, authorized 6,000,000 shares; none
issued and outstanding	-	-
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
37,392,469 and 36,460,461 shares	374	364
Additional paid-in capital	289,666	274,963
Retained earnings	182,427	230,195
Accumulated other comprehensive gain (loss)	122	(1,362)
Treasury stock, at cost 2,716,010 and 2,604,977 shares	(67,959)	(66,405)
Total stockholders' equity	404,630	437,755
Total liabilities and stockholders’ equity	$752,743	$781,523

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands, Except Per Share Amounts)

	2008	2007	2006

Revenues:
Net product sales	$561,012	$739,020	$705,378
Other product related revenues	17,103	30,646	19,790
Total revenues	578,115	769,666	725,168
Cost of goods sold	401,544	501,147	506,884
Gross margin	176,571	268,519	218,284
Operating expenses:
Research and development	59,656	77,659	61,766
Selling, general and administrative	137,866	138,217	148,217
Intangible assets impairment	-	-	1,100
Settlements and loss contingencies, net	49,837	(945)	1,250
Restructuring costs	15,397	-	1,283
Total operating expenses	262,756	214,931	213,616
Gain on sale of product rights and other	9,625	20,000	3,054
Operating (loss) income	(76,560)	73,588	7,722
Other income (expense), net	-	(56)	126
Gain on extinguishment of senior subordinated convertible notes	7,877	-	-
Equity in loss of joint venture	(330)	(387)	(663)
Loss on marketable securities and other investments, net	(7,796)	(1,583)	(583)
Interest income	9,246	13,673	8,974
Interest expense	(6,259)	(6,803)	(6,781)
(Loss) income from continuing operations before provision for income taxes	(73,822)	78,432	8,795
(Benefit) provision for income taxes	(27,910)	27,322	2,054
(Loss) income from continuing operations	(45,912)	51,110	6,741
Discontinued operations:
Gain from discontinued operations	505	-	-
Provision for income taxes	2,361	1,212	894
(Loss) from discontinued operations	(1,856)	(1,212)	(894)
Net (loss) income	($47,768)	$49,898	$5,847

Basic (loss) earnings per share of common stock:
(Loss) income from continuing operations	($1.38)	$1.48	$0.20
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)
Net (loss) income	($1.43)	$1.44	$0.17

Diluted (loss) earnings per share of common stock:
(Loss) income from continuing operations	($1.38)	$1.47	$0.19
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)
Net (loss) income	($1.43)	$1.43	$0.16

Weighted average number of common shares outstanding:
Basic	33,312	34,494	34,422
Diluted	33,312	34,718	34,653

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	35,114	$351	$217,403	$174,450	($1,903)	($32,178)	$358,123
Comprehensive income:
Net income	-	-	-	5,847	-	-	5,847
Defined benefit pension plan, $435 net of tax of $168	-	-	-	-	267	-	267
Unrealized gain on available for sale securities, $1,994 net of tax of $789	-	-	-	-	1,205	-	1,205
Total comprehensive income	-	-	-	-	-	-	7,319
Exercise of stock options	402	4	8,568	-	-	-	8,572
Tax benefit from exercise of stock options	-	-	741	-	-	-	741
Resolution of tax contingencies	-	-	2,495	-	-	-	2,495
Employee stock purchase program	15	-	392	-	-	-	392
Purchase of treasury stock	-	-	-	-	-	(1,010)	(1,010)
Compensatory arrangements	-	-	24,001	-	-	-	24,001
Restricted stock grants	471	4	(4)	-	-	-	-
Forfeiture of restricted stock	(101)	-	-	-	-	-	-
Other	-	-	417	-	-	-	417
Balance, December 31, 2006	35,901	$359	$254,013	$180,297	($431)	($33,188)	$401,050
Comprehensive income:
Net income	-	-	-	49,898	-	-	49,898
Unrealized loss on available for sale securities, $1,500 net of tax of $569	-	-	-	-	(931)	-	(931)
Total comprehensive income	-	-	-	-	-	-	48,967
Exercise of stock options	68	-	379	-	-	-	379
Tax benefit from exercise of stock options	-	-	501	-	-	-	501
Tax deficiency related to the expiration of stock options	-	-	(708)	-	-	-	(708)
Tax deficiency related to the vesting of restricted stock	-	-	(739)	-	-	-	(739)
Purchase of treasury stock	-	-	-	-	-	(33,217)	(33,217)
Compensatory arrangements	-	-	23,503	-	-	-	23,503
Restricted stock grants	605	6	(6)	-	-	-	-
Forfeiture of restricted stock	(132)	(1)	1	-	-	-	-
Cash settlement for certain unvested stock options	-	-	(872)	-	-	-	(872)
Tax effect on cash settlement for certain unvested options	-	-	(1,422)	-	-	-	(1,422)
Other	19	-	313	-	-	-	313
Balance, December 31, 2007	36,461	$364	$274,963	$230,195	($1,362)	($66,405)	$437,755
Comprehensive income (loss):
Net income (loss)	-	-	-	(47,768)	-	-	(47,768)
Unrealized gain on available for sale securities, $2,406 net of tax of $922	-	-	-	-	1,484	-	1,484
Total comprehensive income (loss)	-	-	-	-	-	-	(46,284)
Exercise of stock options	71	-	500	-	-	-	500
Tax benefit from exercise of stock options	-	-	255	-	-	-	255
Tax deficiency related to the expiration of stock options	-	-	(2,269)	-	-	-	(2,269)
Tax deficiency related to the vesting of restricted stock	-	-	(1,523)	-	-	-	(1,523)
Employee stock purchase program	-	-	286	-	-	-	286
Purchase of treasury stock	-	-	-	-	-	(1,554)	(1,554)
Compensatory arrangements	-	-	17,535	-	-	-	17,535
Restricted stock grants	972	11	(11)	-	-	-	-
Forfeiture of restricted stock	(112)	(1)	1	-	-	-	-
Other	-	-	(71)	-	-	-	(71)
Balance, December 31, 2008	37,392	$374	$289,666	$182,427	$122	($67,959)	$404,630

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	($47,768)	$49,898	$5,847
Deduct: Loss from discontinued operations, net of tax	(1,856)	(1,212)	(894)
(Loss) income from continuing operations	(45,912)	51,110	6,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(15,764)	8,347	(3,438)
Depreciation and amortization	32,487	25,625	22,583
Loss on marketable securities and other investments, net	7,796	1,583	549
Equity in loss of joint venture	330	387	663
Intangible asset impairments	6,425	-	1,100
Allowances against accounts receivable	(40,892)	(49,042)	(2,133)
Share-based compensation expense	17,535	23,503	24,001
Loss on disposal of fixed assets and asset impairments	4,539	638	-
Gain on extinguishment of senior subordinated convertible notes	(7,877)	-	-
Excess tax benefits on exercise of nonqualified stock options	(255)	(501)	(726)
Other	(72)	313	795
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	21,666	83,903	(34,548)
Decrease (increase) in inventories	42,383	21,435	(9,929)
Decrease in prepaid expenses and other assets	1,210	3,152	4,841
Decrease in accounts payable, accrued expenses and other liabilities	(3,106)	(1,156)	(10,358)
Increase (decrease) in payables due to distribution agreement partners	54,972	(53,106)	42,648
(Increase) decrease in income taxes receivable/payable	(9,863)	(15,408)	17,969
Net cash provided by operating activities	65,602	100,783	60,758
Cash flows from investing activities:
Capital expenditures	(17,454)	(8,585)	(18,856)
Purchases of intangibles	(20,000)	(600)	(26,135)
Purchases of available for sale debt securities	(106,890)	(279,211)	(9,673)
Purchases of available for sale marketable equity securities	-	(3,850)	-
Proceeds from maturity and sale of available for sale debt and marketable equity securities	99,352	299,682	18,395
Proceeds from settlement with liquidated investment fund	1,667	-	-
Purchases of other investments	-	(2,500)	-
Proceeds from sale of other investments	-	16,588	(4,090)
Acquisition of subsidiary, contingent payment	-	(5,000)	(2,500)
Capital contributions to joint venture	(2,182)	(2,051)	(557)
Proceeds from sale of fixed assets	-	1,551	38
Net cash (used in) provided by investing activities	(45,507)	16,024	(43,378)
Net cash provided by investing activities from discontinued operations	505	-	-
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	500	379	8,572
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	286	-	392
Cash settlement of certain unvested stock options	-	(872)	-
Excess tax benefits on exercise of nonqualified stock options	255	501	726
Purchase of treasury stock	(1,554)	(33,217)	(1,010)

Borrowings related to financed insurance premium liabilities	-	-	7,234
Payments of short-term debt related to financed insurance premiums	-	(4,391)	(5,521)
Principal payments under long-term and other borrowings	(49,590)	(66)	(259)
Net cash (used in) provided by financing activities	(50,103)	(37,666)	10,134
Net (decrease) increase in cash and cash equivalents	(29,503)	79,141	27,514
Cash and cash equivalents at beginning of year	200,132	120,991	93,477
Cash and cash equivalents at end of year	170,629	$200,132	$120,991
Supplemental disclosure of cash flow information:
Cash (received) paid during the year for:
Income taxes, net	($2,276)	$36,500	$890
Interest	$5,750	$5,883	$5,862
Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,995	$1,394	$922
Capital contribution to joint venture not yet paid	$ -	$590	$1,244
Nonmonetary exchange of investment in joint venture for a prepaid asset and an intangible asset	$7,576	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “Par”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States.  In 2007, Par began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals.  Par also wholly owns Kali Laboratories, Inc., a generic pharmaceutical research and development company located in Somerset, New Jersey.  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule).  Par also distributes several oral suspension products and certain products in the semi-solid form of a cream.

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd, effective December 31, 2005.  Par transferred FineTech to a former officer and director of Par for no consideration.

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

Basis of Financial Statement Presentation:

The accounting and reporting policies of Par conform to the generally accepted accounting principles in the United States of America (U.S. GAAP).  Certain reclassifications have been made to the 2006 statement of operations to reflect the presentation of the 2006 restructuring costs into a single line item from cost of goods sold ($336 thousand), research and development expense ($676 thousand), and selling, general and administrative expense ($271 thousand) to conform to the 2008 restructuring costs presentation.

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

Cash and Cash Equivalents:

Par considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates fair value.  At December 31, 2008, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances.  Par maintains its cash deposits and cash equivalents with well-known and stable financial institutions.  At December 31, 2008, virtually all of Par’s cash and cash equivalents were either invested in government securities, or guaranteed under the US Treasury Temporary Guarantee Program for Money Market Funds or by FDIC insurance.  Par has not experienced any losses on its deposits of cash and cash equivalents to date.

Par’s primary source of liquidity is cash received from customers as it monetizes its product portfolio.  In 2008, Par collected $575 million with respect to net product sales as compared to $829 million in 2007 and $708 million in 2006.  Par’s primary use of liquidity includes funding of general operating expenses, business development and product acquisition activities, normal course payables due to distribution agreement partners and capital expenditures.  In addition to these normal course activities, Par’s significant financial obligations include the payment of senior subordinated convertible notes of $142 million by September 2010 or sooner (see Note 13), and the payment to Pentech as a result of the unfavorable litigation judgment of approximately $70 million (see Note 17).  Other significant cash outflows include potential payments to government agencies including the Office of the Inspector General of Veteran’s Affairs (see note 17).

The ability to monetize its current product portfolio, its product pipeline, and future product acquisitions and generate sufficient operating cash flows that along with existing cash, cash equivalents and available for sale securities will allow Par to meet its financial obligations over the foreseeable future. The timing of Par’s future financial obligations and the introduction of products in the pipeline as well as future product acquisitions may require additional debt and/or equity financing; there can be no assurances that Par will be able to obtain any such additional financing when needed or on terms acceptable or favorable to it.

Concentration of Credit Risk:

Financial instruments that potentially subject Par to credit risk consist of trade receivables.  Par markets its products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors. Par believes the risk associated with this concentration is somewhat limited due to the number of wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors, and their geographic dispersion and Par’s performance of certain credit evaluation procedures (see Note 6 - “Accounts Receivable - Major Customers”).

  Investments in Debt and Marketable Equity Securities:

Par determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  Par, in accordance with FASB Staff Position Nos. FAS 115-1/ 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, assesses whether temporary or other-than-temporary unrealized losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because Par has determined that all of its debt and marketable equity securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Any other-than-temporary unrealized losses would be recorded in the consolidated statement of operations.

 Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  Par establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition.  Par records provisions for inventory to cost of goods sold.

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

30 to 40 years

Machinery and equipment

4 to 10 years

Office equipment, furniture and fixtures

5 to 7 years

Computer software and hardware

3 to 7 years

Impairment of Long-lived Assets:

Par evaluates long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, Par recognizes an impairment loss as a charge against current operations.  Judgments made by Par related to the expected useful lives of long-lived assets and the ability of Par to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  In addition, Par regularly evaluates its other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.

Costs of Computer Software:

Par capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), issued by the American Institute of Certified Public Accountants.  Par capitalizes those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software.  Par capitalizes certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met.  Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred.  All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.

Research and Development Agreements:

Research and development costs are expensed as incurred.  These expenses include the costs of Par’s internal product development efforts, acquired in-process research and development, as well as costs incurred in connection with Par’s third party collaboration efforts.  Pre-approved milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval are expensed when the milestone is achieved.  Once the product receives regulatory approval Par records any subsequent milestone payments as intangible assets.   Par makes the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on its ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement.  Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate.  Par regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

Costs for Patent Litigation and Legal Proceedings:

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:

Par determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by Par at time of their acquisition in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.  In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

Par reviews the carrying value of its long-term assets for impairment periodically and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  Par determined through its evaluation that goodwill and intangible assets were recoverable at December 31, 2008.  Par will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

 Income Taxes:

Par accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. Par establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

In June 2006, the FASB issued FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which is effective as of January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption on January 1, 2007, Par analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  See Note 16, “Income Taxes”.

Pension Benefits:

The determination of Par’s obligations and expenses for pension benefits is dependent on its application of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 17 -“Commitments, Contingencies and Other Matters” to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation.  In accordance with accounting principles generally accepted in the U.S., actual results that differ from Par’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in future periods.  Par believes that its assumptions are appropriate.  Par, upon the recommendation of the Audit Committee of its Board of Directors, determined that it was in the best interests of Par to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service.  The termination is further discussed in Note 17 -“Commitments, Contingencies and Other Matters.”

  Revenue Recognition and Accounts Receivable Reserves and Allowances:

Par recognizes revenues for product sales when title and risk of loss transfer to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectibility is reasonably assured.  Included in Par’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 6 – “Accounts Receivable”).  In addition, Par records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities.  Par has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by Par for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond Par’s control.  The estimates that are most critical to Par’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:

Par records distribution costs related to shipping product to Par’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses.  Distribution costs for 2008 were approximately $2.6 million, $3.0 million for 2007 and $3.7 million for 2006.

Earnings / (Loss) Per Common Share Data:

Earnings / (loss) per common share were computed by dividing net (loss) / income by the weighted average number of common shares outstanding.  Earnings / (loss)  per common share assuming dilution were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares under the treasury stock method.

 Fair Value of Financial Instruments:

The carrying amounts of Par’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values based upon the relatively short-term nature of these financial instruments.  The fair value of the senior subordinated convertible notes is discussed in Note 13 - “Short-Term and Long-Term Debt.”

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:

Par has entered into distribution agreements with several companies to develop, distribute and promote certain generic pharmaceutical products.  For the year ended December 31, 2008, approximately 57% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products.  Par cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies.  Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to Par under the distribution and marketing agreements could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

Par produces all of its internally manufactured products at a single manufacturing facility.  A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on Par’s business, financial position and results of operations.

  Share-Based Compensation:

As more fully discussed below in Note 2, Par adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006.  Under this method, compensation expense is recorded for all non-vested options over the related vesting period based on their grant-date fair values.

  Segments of an Enterprise:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting of financial information about operating segments in annual financial statements.  Par’s management considers its business to be in two reportable business segments, generic and brand pharmaceuticals.

 Recent Accounting Pronouncements:

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective as of the beginning of our 2009 fiscal year. Par is currently evaluating the impact of the adoption of EITF 07-5 will have on its financial position, results of operation, or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. Par’s senior subordinated convertible notes are subject to FSP APB 14-1.  Upon conversion, Par has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for this type of convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on Par’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  For instruments subject to the scope of FSP APB 14-1, higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Early adoption is not permitted.  Par estimates that its original $200 million aggregate principal amount of 2.875% senior subordinated convertible notes due 2010 will have an approximate initial measurement of a $169 million liability component and a $31 million equity component.  Par estimates annual interest expense will be retroactively restated upward in a range between $6 million to $7 million for the years 2008, 2007, 2006, and 2005.

In December 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements.  A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  Par is currently evaluating the potential impact of adopting EITF 07-1 on its consolidated financial statements, but does not expect a material impact upon adoption.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), was issued. SFAS 160 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties.  SFAS 160 is effective for Par’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively.  Par is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements, but does not expect a material impact upon adoption.

In June 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized.  These amounts will be recognized as an expense in the period that the related goods are delivered or the related services are performed or when an entity does not expect the goods to be delivered or services to be rendered.  EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Par’s adoption of the provisions of EITF 07-3, beginning January 1, 2008 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial assets and liabilities at fair value that are not otherwise measured at fair value, with changes in fair value recognized in earnings each subsequent reporting period.  This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  SFAS 159 also establishes presentation and disclosure requirements designed to draw a comparison between the different measurement attributes a company elects for similar types of assets and liabilities.  Par did not elect the “fair value option” for any of its eligible financial assets or liabilities and therefore Par’s adoption of SFAS 159 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effective date of SFAS 157 with regard to non-financial assets and liabilities is January 1, 2009 for Par.  Par’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 4, “Fair Value Measurements.”

Note 2 - Share-Based Compensation:

Par adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006.  SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Par elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value.   Under SFAS 123R, Par recognizes share-based compensation ratably over the service period applicable to the award.  SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with SFAS 123R, $255 thousand, $501 thousand, and $726 thousand of excess tax benefits for the years ended December 31, 2008, 2007 and 2006 has been classified as both an operating cash outflow and financing cash inflow.

Par grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock (including restricted stock with market performance vesting conditions) and restricted stock units to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of December 31, 2008, there were approximately 5 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans have been granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.

Accelerations and Modifications

During 2006, Par accelerated the vesting of 394 thousand outstanding non-vested stock options and extended the exercise period of 783 thousand vested shares in connection with the termination of certain executives.  For the year ended December 31, 2006, we recorded a total of approximately $4.3 million additional compensation expense as a result of these modifications.  Par also modified 172 thousand vested and non-vested options in connection with revised employment agreements for certain executives.  Par recorded total compensation expense of $1.1 million, of which $0.8 million was recorded for the year ended December 31, 2007.  Par recorded the remaining $0.3 million in the year ended December 31, 2007 to match the remaining vesting period of the modified options.

In the year ended December 31, 2006, Par accelerated the vesting of 129 thousand outstanding non-vested restricted shares in connection with the termination of certain executives.  The effect of these accelerations resulted in additional compensation expense of approximately $3.7 million in the year ended December 31, 2006.

Par accelerated the vesting of 67 thousand outstanding non-vested restricted shares in connection with the termination of certain executives and 6 thousand outstanding non-vested restricted stock units in connection with the termination of a member of the Board of Directors in 2007.  The effect of these accelerations resulted in additional compensation expense of $1.7 million in the year ended December 31, 2007.

In November 2007, Par announced a tender offer for unvested stock options granted to employees having an exercise price in excess of $33.61 per option.  The tender offer was completed in December 2007 with approximately 181 thousand stock options cash settled.  Par recognized approximately $4.6 million pre-tax compensation expense in the fourth quarter of 2007 that otherwise would have been recognized ratably in 2008 and 2009.  The cash outlay of the tender offer was approximately $0.9 million on a pre-tax basis.

During the fourth quarter of 2008, Par accelerated the vesting of 68 thousand outstanding non-vested stock options, 40 thousand restricted stock units, 95 thousand shares of restricted stock and 66 thousand shares of restricted stock grants with market performance vesting conditions in accordance with the terms contained in employment contracts for three executives whose terminations were announced.  For the year ended December 31, 2008, we recorded a total of approximately $4.6 million additional compensation expense as a result of these accelerations.   Refer to Note 21 - “Restructuring Costs,” for the impact of these accelerations on Par’s plan to resize its generic segment.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the year ended December 31,
	2008	2007	2006
Risk-free interest rate	1.7%	4.6%	4.5%
Expected life (in years)	6.5	6.2	6.2
Expected Volatility	44.4%	52.5%	57.9%
Dividend	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because none of Par’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin 107.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  We revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted was $5.33 in 2008, $13.10 in 2007, and $16.95 in 2006.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the year ended December 31, 2008, $ amounts in thousands:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cost of goods sold	$245	$1,137	$886
Research and development	613	2,842	2,217
Selling, general and administrative	2,205	10,230	12,040
Restructuring costs (Note 21)	656	-	-
Total, pre-tax	$3,719	$14,209	$15,143
Tax effect of share-based compensation	(1,413)	(5,399)	(5,906)
Total, net of tax	$2,306	$8,810	$9,237

The incremental stock-based compensation expense decreased both basic and diluted earnings per share by $0.07 for the year ended December 31, 2008, $0.25 per share for the year ended December 31, 2007, and $0.27 per share for the year ended December 31, 2006.

The following is a summary of Par’s stock option activity, share and aggregate intrinsic values in thousands:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2007	4,526	$34.76
Granted	465	11.02
Exercised	(71)	7.10
Forfeited	(855)	37.72
Balance at December 31, 2008	4,065	$31.88	5.5	$1,792
Exercisable at December 31, 2008	3,044	$36.51	4.4	$671
Vested and expected to vest at December 31, 2008	3,902	$32.27	4.9	$1,700

The total fair value of shares vested during the year ended December 31, 2008 was $8.3 million, $10.3 million for the year ended December 31, 2007, and $9.1 million the year ended December 31, 2006.  As of December 31, 2008, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $6.3 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.4 years.  Par granted 463 thousand stock options to six senior executives in November 2008 that will be 100% vested after three years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  Par granted 205 thousand shares of restricted stock to six senior executives in November 2008 that will be 100% vested after three years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2008, 2007 and 2006 was as follows, $ amounts in thousands:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cost of goods sold	$647	$626	$342
Research and development	1,617	1,565	1,348
Selling, general and administrative	5,821	7,102	7,107
Restructuring costs (Note 21)	1,810	-	-
Total, pre-tax	$9,895	$9,293	$8,797
Tax effect of stock-based compensation	(3,760)	(3,531)	(3,430)
Total, net of tax	$6,135	$5,762	$5,367

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2007	698	$26.35
Granted	546	17.27
Vested	(296)	26.52
Forfeited	(84)	23.36
Non-vested balance at December 31, 2008	864	$20.84	$11,588

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Restricted stock unit balance at December 31, 2007	173	$23.53
Granted	40	20.56
Vested and shares issued	(98)	22.28
Forfeited	(9)	21.68
Restricted stock unit balance at December 31, 2008	106	$23.72	$1,422

As of December 31, 2008, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $13.4 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2 years.  At December 31, 2008, approximately 0.7 million shares remain available for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Restricted Stock Grants With Market Performance Vesting Conditions

In the first quarter of 2008, Par issued restricted stock grants with market performance vesting conditions.  The vesting of restricted stock grants issued to certain employees of Par is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return ("TSR") on Par’s common stock exceeds a minimum TSR relative to Par’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index ("S&P 400") over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of 543 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if Par’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of approximately 5 employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, except by operation of the provisions of approximately 5 employment contracts under specific termination conditions.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate Par, to settle the restricted stock in cash.

        The effect of the market conditions on the restricted stock issued to certain employees of Par is reflected in the fair value on the grant date.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for Par, its peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the years ended December 31, 2008, 2007 and 2006 was as follows, $ amounts in thousands:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cost of goods sold	$252	$ -	$ -
Research and development	630	-	-
Selling, general and administrative	2,266	-	-
Restructuring costs (Note 21)	771	-	-
Total, pre-tax	$3,919	$ -	$ -
Tax effect of stock-based compensation	(1,489)	-	-
Total, net of tax	$2,430	$ -	$ -

        As of December 31, 2008, $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions, is expected to be recognized over a weighted average period of approximately 2 years.

The following is a summary of Par’s restricted stock grants with market conditions activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2007	-	$ -
Granted	384	24.78
Vested	(66)	24.78
Forfeited	(28)	24.78
Non-vested balance at December 31, 2008	290	$24.78	$3,886

        The total grant date fair value of restricted stock grants with market conditions during the year ended December 31, 2008 was $8.9 million.

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program.  The Employee Stock Purchase Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1million shares of common stock has been reserved for sale to employees under the Employee Stock Purchase Program.  The Employee Stock Purchase Program was suspended from July 5, 2006 until December 2007.  Employees purchased 20 thousand shares during the year ended December 31, 2008, no purchases were made during the year ended December 31, 2007, and 15 thousand shares were purchased during the year ended December 31, 2006.  No expense was recorded for the year ended December 31, 2007 as a result of the suspension of the Employee Stock Purchase Program throughout this period.  Par recorded expense of $0.06 million reflecting their 15% discount from fair market value, in accordance with the terms of the Employee Stock Purchase Program at that time for the year ended December 31, 2006.

Note 3 - Available for Sale Debt and Marketable Equity Securities:

At December 31, 2008 and 2007, all of Par’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of Par’s debt and marketable equity securities available for sale at December 31, 2008, $ amounts in thousands:

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,241	$300	$ -	$41,541
Debt securities issued by various state and local municipalities and agencies	28,309	276	-	28,585
Other debt securities	24,698	-	(378)	24,320
Available for sale debt securities	94,248	576	(378)	94,446

Marketable equity securities available for sale - Hana Biosciences, Inc.	600	-	-	600

Total	$94,848	$576	($378)	$95,046

Of the $0.4 million of unrealized loss on available for sale debt securities as of December 31, 2008, none has been in an unrealized loss position for greater than one year.  Par believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1/ 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due to its assessment that all amounts due according to the contractual terms of the related debt securities will be collected and its ability and intent to hold the marketable debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investments.  Except as described below, all available for sale debt securities are classified as current on Par’s consolidated balance sheet as of December 31, 2008.

In December 2004, Par invested $5 million in a debt security issued by Ford Motor Credit Company that bears an interest rate of 7.9% and matures in 2015.  Par recorded a loss of approximately $3.7 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in the debt security issued by Ford Motor Credit Company.  Due to the continued deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment has been in a loss position, Par believes the losses were other-than-temporary.  These items were included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  Par has classified its investment in this debt security (at the fair value of $1.4 million) as a noncurrent asset on its consolidated balance sheet as of December 31, 2008 due to its uncertainty as to when this investment will be liquidated.

In August 2007, Par announced that it acquired the North American commercial rights to ZensanaTM Oral Spray from Hana.  Refer to Note 11 – “Research and Development Agreements” for further details.  The terms of the agreement included a $5.0 million investment in Hana at a contractually agreed $1.2 million premium.  Par recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana’s common stock at the date of the agreement and charged $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  Par recorded a loss of approximately $3.3 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in Hana, triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  The loss was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  Par has classified its investment in Hana (at the fair value of $0.6 million) as a noncurrent asset on its consolidated balance sheet as of December 31, 2008 due to its intent to hold the investment for a period of time greater than 12 months.

Par recorded an investment loss of $6.0 million during the year ended December 31, 2007 relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During the year ended December 31, 2008, Par reached a settlement in connection with the fund and received $1.7 million, which Par recognized as a gain and included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2007 ($ amounts in thousands):

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

Auction Rate Securities

Auction rate securities were classified as short-term available for sale debt securities as of December 31, 2007.  Auction rate securities are variable rate bonds and preferred stock tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.  Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the historical liquidity provided through the interest rate reset.  All of Par’s auction rate securities were tax-exempt or tax-advantaged as of December 31, 2007.  All of Par’s auction rate securities were tied to debt securities issued by various state and local municipalities and agencies and the auction rate securities were insured by insurance companies as of December 31, 2007.

The following is a summary of the contractual maturities of Par’s available for sale debt securities at December 31, 2008 ($ amounts in thousands):

	December 31, 2008
		Estimated Fair
	Cost	Value
Less than one year	$40,346	$40,667
Due between 1-2 years	32,213	32,445
Due between 2-5 years	20,340	19,985
Due after 5 years	1,349	1,349
Total	$94,248	$94,446

Note 4 – Fair Value Measurements:

As described in Note 1 “Recent Accounting Pronouncements,” Par adopted SFAS 157 with respect to financial assets and liabilities as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  Our Level 1 assets include Par’s investment in Hana Biosciences, Inc. that is traded in an active exchange market.

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Par’s Level 2 assets primarily include debt securities including governmental agency and municipal securities, and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments.  All of Par’s Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The pricing model information is provided by third party entities (e.g., banks or brokers).  In some instances, these third party entities engage external pricing services to estimate the fair value of these securities.  Par has a general understanding of the methodologies employed by the pricing services in their pricing models.  Par corroborates the estimates of non-binding quotes from the third party entities’ pricing services to an independent source that provide quoted market prices from broker or dealer quotations.  Large differences, if any, are investigated by Par.  Based on historical differences, Par has not been required to adjust quotes provided by the third party entities’ pricing services used in estimating the fair value of these securities.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Estimated Fair Value at December 31, 2008	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$41,541	$ -	$41,541	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	28,585	-	28,585	-
Other debt securities (Note 3)	24,320	-	24,320	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 3)	600	600	-	-
Total investments in debt and marketable equity securities	$95,046	$600	$94,446	$ -

Note 5 - Other Investments:

	Carrying Value	Carrying Value
	December 31,	December 31,
	2008	2007
IntelliPharmaCeutics Ltd.	$ -	$2,500
Total other investments	$ -	$2,500

In August 2007, Par announced that it entered into a stock purchase agreement to acquire an equity interest in IntelliPharmaCeutics Ltd. (“IPC Ltd.”), a privately held Delaware company.  Refer to Note 11 – “Research and Development Agreements” for further details.  The terms of the agreement included a $5 million private placement investment that represents a 4.2 percent equity interest in IntelliPharmaCeutics Corp. (“IPC Corp.”), the operating subsidiary of IPC Ltd.  Par recorded its investment in IPC Corp. at $2.5 million based on Par’s assessment of the fair value of its investment and charged $2.5 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.   Because IPC Ltd. is privately-held and accounted for under the cost method, Par monitors the investment on a periodic basis to evaluate whether any declines in value become other-than-temporary.  However, public financial information or observable market metrics is limited with regard to IPC Ltd or IPC Corp since both entities are private.  Based on the limited financial information provided by IPC and general economic and capital market conditions, Par recorded an other than temporary impairment of $2.5 million for the year ended December 31, 2008 related to its investment in IPC Corp.

Note 6 - Accounts Receivable:

Par recognizes revenue for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectibility is reasonably assured.  This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, Par records estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31,	December 31,
	2008	2007

Gross trade accounts receivable	$194,661	$216,327
Chargebacks	(32,738)	(46,006)
Rebates and incentive programs	(27,110)	(42,859)
Returns	(38,128)	(47,102)
Cash discounts and other	(13,273)	(16,158)
Doubtful accounts	(4)	(20)
Accounts receivable, net	$83,408	$64,182

Allowance for doubtful accounts	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Balance at beginning of period	($20)	($2,465)	($1,847)
Additions – charge to expense	(4)	-	(10,458)	(a)
Adjustments and/or deductions	20	2,445	9,840
Balance at end of period	($4)	($20)	($2,465)

(a)   Par records estimated customer credits for chargebacks, rebates, product returns, cash discounts and other credits at the time of sale.  Customers often take deductions for these items from their payment of invoices.  Par validates the customer deductions and for valid deductions a credit is issued.  For invalid deductions Par pursues collection from its customers.  In the second quarter of 2006, Par determined that approximately $10.0 million of invalid customer deductions would not be pursued for collection.  Accordingly, the related $10.0 million was reserved for in the second quarter of 2006 and subsequently written off.  During 2007 and 2008 concessions to customers associated with invalid deductions were reflected as components of the related accounts receivable reserves including chargebacks, rebates, and returns.

The following tables summarize the activity for the years ended December 31, 2008, 2007 and 2006 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(4)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

	For the Year Ended December 31, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($51,891)	($345,526)	$ -	(1)	$351,411	($46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075		216,729	(42,859)
Returns	(42,905)	(29,312)	(220)		25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211		73,221	(16,158)
Total	($198,722)	($622,165)	$2,066		$666,696	($152,125)

Accrued liabilities (2)	($10,583)	($17,567)	($2,319)		$12,785	($17,684)

	For the Year Ended December 31, 2006
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($102,256)	($339,711)	$ -	(1)	$390,076	($51,891)

Rebates and incentive programs	(50,991)	(201,993)	-		167,096	(85,888)
Returns	(32,893)	(36,609)	(7,686)	(5)	34,283	(42,905)
Cash discounts and other	(15,333)	(48,734)	-		46,029	(18,038)
Total	($201,473)	($627,047)	($7,686)		$637,484	($198,722)

Accrued liabilities (2)	($9,040)	($19,528)	$82		$17,903	($10,583)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, Par has determined that its chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  Par included additional amounts that were part of accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2006 ($171) and December 31, 2007 ($869) in the tables above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

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

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008  of a customer dispute over invalid customer deductions taken in prior periods of $1,486, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1,923 thousand.

(5)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of specific return of products triggered by the loss of customers based upon competitive pricing pressures that resulted in an adjustment to previous sales of ($6,126), and the concession of a customer dispute related to invalid deductions for returns that resulted in an adjustment to previous sales ($1,560).

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-

warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 69% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2008 and 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2007.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying Par’s products or replace competing products in their distribution channels with products sold by Par.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  Par also provides indirect rebates, which are rebates paid to indirect customers that have purchased Par’s products from a wholesaler under a contract with Par.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock Par’s products.  Par may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that Par considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  Par does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the ordinary course of business inventory for them.  Par regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, Par provides a rebate on drugs dispensed under such government programs.  Par determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact Par’s provision for Medicaid rebates.  In determining the appropriate accrual amount Par considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  Par reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

Par accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) Par generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. Par records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally Par considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

Par offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days.  Par accounts for cash discounts by reducing accounts receivable by the full amount of the discounts that Par expects its customers to take.  In addition to the significant gross-to-net sales adjustments described above, Par periodically makes other sales adjustments.  Par generally accounts for these other gross-to-net adjustments by establishing an accrual in the amount equal to its estimate of the adjustments attributable to the sale.

Par may at its discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on customers’ existing inventory levels.  There are circumstances under which Par may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of sales returns on products that remain in the customer’s existing inventory.

As detailed above, Par has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by Par for certain of its estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond Par’s control.  The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.

Use of Estimates in Reserves

Par believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause Par’s allowances and accruals to fluctuate, particularly with newly launched or acquired products.  Par reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease Par’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, then the resulting adjustments to those reserves would increase its reported net revenues. If Par were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that Par reports.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

In July 2008, Par relaunched meclizine and also launched dronabinol.  In November 2008, Par launched sumatriptan succinate.  In February 2007 Par launched propranolol HCl ER and in August 2007 Par launched metoprolol succinate ER.  As is customary and in the ordinary course of business, our revenue that has been recognized for these launches for each of these products included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each launch, Par was able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar generic product launches and significant existing demand for the products.

Major Customers

The amounts due from Par’s three largest customers accounted for approximately 66% of the gross accounts receivable balance at December 31, 2008 as follows; McKesson Corporation (36%), AmerisourceBergen Corporation (17%), and Cardinal Health Inc. (13%).  As of December 31, 2008, Walgreen Co. accounted for only 4% of the gross accounts receivable balance and is no longer considered a major customer.   At December 31, 2007, the amounts due from Par’s four largest customers accounted for approximately 76% of the gross accounts receivable balance as follows; McKesson Corporation (31%), AmerisourceBergen Corporation (21%), Cardinal Health Inc. (17%) and Walgreen Co. (7%).

Other

In June 2007, Par terminated the agreements related to certain cephalosporin and non-cephalosporin products.  Par wrote off certain receivable and inventory amounts totaling approximately $1.2 million in the second quarter of 2007, which was reflected as part of cost of goods sold.

Note 7 -Inventories:

($ amounts in thousands)

	December 31,	December 31,
	2008	2007
Raw materials and supplies	$13,760	$22,815
Work-in-process	4,495	2,630
Finished goods	24,249	59,442
	$42,504	$84,887

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $10,200 thousand for the year ended December 31, 2008 and $18,300 thousand for the year ended December 31, 2007.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of December 31, 2008, Par had approximately $1.6 million in inventories related to products that were not yet available to be sold.

The amounts ($ amounts in thousands) in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories	December 31,	December 31,
	2008	2007
Raw materials and supplies	$577	$1,183
Work-in-process	542	153
Finished goods	474	5,086
	$1,593	$6,422

 Pre-launch inventories at December 31, 2007 were mainly comprised of a specific partnered product of $5.1 million.  Since the launch of this specific partnered product anticipated for 2008 has been delayed, this inventory was written off to the extent Par believed it would be unable to recover its carrying value.  Write-offs of pre-launch inventories, net of partner allocation, were $3,700 thousand for the year ended December 31, 2008 and $200 thousand for the year ended December 31, 2007.

Note 8 - Property, Plant and Equipment, net:

($ amounts in thousands)

	December 31,	December 31,
	2008	2007
Land	$1,882	$1,882
Buildings	25,571	25,947
Machinery and equipment	44,027	49,302
Office equipment, furniture and fixtures	4,774	5,476
Computer software and hardware	29,179	28,989
Leasehold improvements	11,548	14,865
Construction in progress	16,462	8,205
	133,443	134,666
Less accumulated depreciation and amortization	54,004	52,016
	$79,439	$82,650

Depreciation and amortization expense related to the property, plant and equipment was $14.4 million, $13.2 million and $11.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Par incurred a one-time asset impairment charge of $4.3 million, in accordance with SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities, during the fourth quarter of 2008 as a result of the decision to reduce internal R&D operations.

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	December 31,	December 31,
	2008	2007
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $3,850 and $2,155	$6,151	$7,846
Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement, net of accumulated amortization of $8,487 and $3,193	-	5,294
Ivax License Agreement, net of accumulated amortization of $8,000 and $5,068	-	2,932
Paddock Licensing Agreement, net of accumulated amortization of $2,250 and $1,250	3,750	4,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $6,839 and $0	18,161	5,000
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,582 and $6,860	3,251	3,973
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $1,106	2,578	-
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,420 and $9,749	279	1,950
FSC Laboratories Agreement, net of accumulated amortization of $4,816 and $3,814	1,006	2,008
Intellectual property, net of accumulated amortization of $2,691 and $940	-	1,751
Other intangible assets, net of accumulated amortization of $5,216 and $4,693	32	555
	$35,208	$36,059

Intangible assets include estimated fair values of certain distribution rights acquired by Par for equity instruments or in legal settlements, amounts paid for contractual rights acquired by Par to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized over the estimated useful lives in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful lives of three to 15 years if estimated cash flows method approximates straight-line basis.  Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of December 31, 2008, Par believes its net intangible assets are recoverable.  Par’s intangible assets included on its consolidated balance sheet at December 31, 2008 include the following:

Trademark licensed from BMS

Par entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by Par in exchange for $5.0 million paid by Par in August 2003.  In July 2005, Par made an additional milestone payment of $5.0 million to BMS related to the trademark license above.

Teva Pharmaceutical Industries, Inc. Asset Purchase Agreement

In January 2006, Par reached an agreement with Teva Pharmaceutical Industries, Inc. (“Teva”) and Ivax Corporation (“Ivax”) to purchase eight products that were marketed in the United States by Teva or Ivax for approximately $8.5 million.  An impairment charge of approximately $4.9 million related to this agreement was recorded to cost of goods sold in the year ended December 31, 2008 driven by an increased competitive environment and expected lower future cash flows coupled with Par’s periodic evaluation of its generic product portfolio.

Ivax License Agreement

In December 2005, Par paid $8.0 million to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin. These products are to be supplied by a GlaxoSmithKline, plc (“GSK”) subsidiary and are fully substitutable for corresponding formulations of Augmentin®, Augmentin ES-600® and Amoxil®.  The agreement terminated as of September 30, 2008.

Paddock Licensing Agreement

In September 2006, Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone gel 1%, a generic version of Unimed Pharmaceutical (“Unimed”), a wholly-owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”), product Androgel®.  Androgel® is indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone.  Under the terms of the agreement with Paddock, Par paid $6.0 million in the fourth quarter of 2006 for all rights to Paddock’s ANDA for testosterone gel 1%, including all intellectual property associated with the product.  The license agreement also permits Par to launch the generic version of the product no later than February 28, 2016, assuring

Par’s ability to market a generic version of Androgel® well before the expiration of the related patent issue.  This license will be amortized over the six-year term of the associated co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

Spectrum Development and Marketing Agreement

In November 2006, Par and Spectrum Pharmaceuticals (“Spectrum”) amended their Development and Marketing Agreement (the “Marketing Agreement”).  Par agreed to purchase and distribute sumatriptan products and GSK supplied products on behalf of Spectrum.  Par paid Spectrum $5 million during the fourth quarter of 2006.  Spectrum granted Par an exclusive royalty-free irrevocable license to market, promote, distribute and sell sumatriptan products and GSK supplied product.  During the second quarter of 2008, Par invested $20 million as part of an amendment to its agreement with Spectrum Pharmaceuticals pursuant to which Par increased its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection.  Based on a settlement agreement between Spectrum Pharmaceuticals and GSK, Par launched generic versions of certain sumatriptan injection products in November 2008.  This intangible asset is being amortized over a useful life of three years commencing with the launch of the product.

Genpharm Distribution Agreement

On June 30, 1998, Par completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany.  Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Par issued 10,400 shares of Par’s common stock to a Merck KGaA subsidiary, EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20.8 million and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 12 – “Distribution and Supply Agreements”).  Par determined the fair value of the common stock sold to Merck KGaA to be $27.3 million, which exceeded the cash consideration of $20.8 million received by Par by $6.5 million.  That $6.5 million was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity.  Additionally, Par recorded a deferred tax liability of approximately $4.3 million and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes as required by SFAS No. 109, Accounting for Income Taxes.  The aggregate amount of approximately $10.8 million assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.

SVC Pharma LP License and Distribution Agreement

In June 2008, Par and SVC entered into a license and distribution agreement for dronabinol and related agreements.  Under the terms of the agreements, Par transferred 100% of its interest in SVC to Rhodes Technologies, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the third quarter of 2008.  Refer to Note 20 - “Investment in Joint Venture” for further details.

BMS Asset Purchase Agreement

In March 2002, Par entered into an agreement with BMS (the “BMS Asset Purchase Agreement”) and acquired the U.S. rights to five of BMS’s brand products.  Pursuant to the BMS Asset Purchase Agreement, Par terminated its outstanding litigation against BMS involving megestrol acetate oral suspension (Megace Oral Suspension®) and buspirone (BusSpar®) and paid BMS approximately $1.0 million in March 2002 and approximately $1.0 million in April 2003.  Par determined the fair value of the product rights received to be $11.7 million, which exceeded the cash consideration of approximately $2.0 million and associated costs of $0.6 million by approximately $9.0 million. The approximate $9.0 million value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received is being amortized on a straight-line basis over seven years, which period began in March 2002.

FSC Laboratories Agreement

In December 2004, Par entered into an agreement with FSC and purchased the New Drug Application (“NDA”) for Isoptin® SR for $15.0 million.  Par and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products.  In the fourth quarter of 2005, Par recorded an impairment charge of approximately $9.2 million related to this intangible asset.  The impairment charge was included in cost of goods sold.  Par introduced this product based on a projected market share of approximately 20%.  Upon introduction, the two main competitors continually reduced their pricing in order to maintain their shares of the market.  At the same time, Par failed to capture any significant portion of the market.  Based on Par’s long-term projections for sales and gross margins of the drug, Par determined the recoverability of this asset was impaired as of December 31, 2005.  The fair value as of December 31, 2005 of approximately $3.7 million was determined based on the discounted expected future cash flows of the asset.

Intellectual property

The intellectual property was acquired in the purchase of Kali in 2004 and is being amortized on a straight-line basis over its estimated useful life of ten years.  This asset was written off in conjunction with Par’s October 2008 restructuring plan.  See Note 21 – “Restructuring Costs.”

Other

During the first quarter of 2007, Par made a $0.6 million milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in other intangible assets.

In January 2006, Par acquired the rights to three products for $1.5 million from Dr. Arie Gutman, president and chief executive officer of FineTech and a former member of Par’s Board of Directors.  Par was marketing these products and Dr. Gutman was entitled to royalties under a prior agreement with FineTech.

In July 2004, Par entered into a license agreement with NovaDel Pharma Inc. whereby Par has the exclusive rights to market, sell and distribute NovaDel’s nitroglycerin lingual spray, NitroMist®, in the United States and Canada.  In November 2006, the FDA approved the nitroglycerin lingual spray and Par paid NovaDel the $1.0 million milestone payment.  Par evaluated the potential market for this product and determined that the level of competition would not yield sufficient profits and that the product no longer fit Par’s long-term strategy and therefore Par recorded an impairment charge for approximately $1.0 million in the generic business during the fourth quarter of 2006.

In 2004, Par acquired the rights to distribute Fluticasone in the U.S. for $2.0 million.  GSK has agreed to manufacture Fluticasone and Par pays GSK a percentage of Par’s net sales of the product.

Par recorded amortization expense related to intangible assets of approximately $18.1 million for 2008, $12.4 million for 2007 and $11.4 million for 2006 and such expense is included in cost of goods sold.  Amortization expense related to intangibles is expected to total approximately $15.7 million in 2009, $9.3 million in 2010, $7.0 million in 2011, $2.7 million in 2012 and $0.5 million in 2013.

Note 10 – Goodwill:

On June 10, 2004, Par acquired all of the capital stock of Kali, a generic pharmaceutical research and development company, for approximately $142.8 million in cash and warrants to purchase 150,000 shares of Par’s common stock valued at approximately $2.5 million. The former Kali stockholders earned an additional $10.0 million for meeting certain product-related performance criteria.  As of December 31, 2005, the former Kali stockholders had earned $5.0 million of these contingent payments which were included in the December 31, 2005 goodwill balance.  In December 2006, the former Kali shareholders completed the performance criteria and earned the remaining $5.0 million, which Par recorded as additional goodwill.  This amount was subsequently paid in January 2007.

In accordance with SFAS 142, the goodwill which totaled $63.7 million at December 31, 2008 and December 31, 2007 is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation, for impairment using a fair value approach.  Impairment of goodwill is determined to exist when the fair value is less than the carrying value of the net assets being tested.  As of December 31, 2008, Par determined through its estimates that no impairment of goodwill existed.

Note 11 - Research and Development Agreements:

To supplement its own internal development program, Par seeks to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies.  To date, Par has entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development.  Payments made related to these agreements have been expensed as incurred in accordance with Par’s significant accounting policies.  Par believes that the following product development agreements are those that are the most significant to its business.

Generic Business Related

 Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)

In April 2001, Par entered into a licensing agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®.  Aveva filed an ANDA for the product with the FDA earlier in 2001, including a Paragraph IV certification, certifying that the product did not infringe the branded product’s formulation patent, which expired in May 2003.  Under the agreement, Aveva is responsible for the development and manufacture of the product, while Par is responsible for the marketing, sales and distribution. Par has agreed to reimburse Aveva for research and development costs and Aveva will receive a royalty from the sale of the product.  In addition, Par has agreed to pay to Aveva $1.0 million upon FDA approval of the product, and a royalty on all future sales of the product.

Actavis Group (formerly Abrika Pharmaceuticals)

Par executed a collaboration agreement with Abrika Pharmaceuticals (now Actavis Group ) in November 2004 for the development of four extended release generic products – Nifedipine XR (Addalat CC®), Methylphenidate LA (Ritalin LA®), Zolpidem CR (Ambien CR®) and Alfuzosin (Uroxatral®).  Initial development costs included a down-payment of $0.4 million for each development project and if research and development costs exceeded $0.8 million, Par would reimburse 50% of such developmental costs.  Par incurred approximately $2.2 million in 2007 which was charged to research and development expense.  Actavis will continue to market the approved strengths of Nifedipine XR (Addalat CC®) and the partner will continue to co-develop an additional strength of Nifedipine XR.   The agreement is set for a fifteen year term from commercial launch. Net profits are to be split equally between the parties.  On December 24, 2008, Par transferred to Actavis Group all the rights and obligations to the Methylphenidate LA (Ritalin LA®), Alfuzosin (Uroxatral®) and Zolpidem CR (Ambien CR®) development programs for $4 million, which was recorded in gains on sale of product rights and other on the consolidated statements of operations for the year ended December 31, 2008.

Intellipharmaceutics Corp.

In November 2005, Par executed a license and commercialization agreement with Intellipharmaceutics Corp. (“IPC”) for the development of Dexmethylphenidate XR (Focalin XR®).  Initial development costs included a milestone payment of $250 thousand, paid in January 2006.  Subsequent milestones for $250 thousand are payable upon passing all bioequivalence studies and another $250 thousand upon FDA’s acceptance for filing the ANDA.  IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs.  Par incurred approximately $1.1 million in 2007 which was charged to research and development expense.  2008 research and development expense related to this program was minimal.  Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch.   In addition Par has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

Cipla Limited

In December 2007, Par executed a development and supply agreement with Cipla Limited (“Cipla”) for the development of one generic product.  The total milestone payments could be up to $0.6 million under the agreement.  Par is responsible for the clinical costs, API costs, stability testing and process validation.  Par incurred $1.7 million in 2008 and $0.5 million in 2007 which was charged to research and development expense.  The agreement is set for a ten year term from commercial launch of the product.

Strativa Business Related

BioAlliance Pharma SA

In July 2007, Par entered into an exclusive licensing agreement under which Par will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy then in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, Par paid BioAlliance an initial payment of $15.0 million.  On February 6, 2009, BioAlliance completed Phase III studies and submitted a NDA for Loramyc® (miconazole Lauriad®) and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.  Par will also pay BioAlliance $20.0 million upon FDA approval.  In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

Hana Biosciences, Inc

In August 2007, Par announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”).  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  The terms of the agreement contain multiple elements, including a $5 million investment in Hana at a contractually agreed $1.2 million premium.  Par recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana common stock at the date of the agreement and charged the $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  In addition, Hana will receive milestone payments and royalties on future sales of ZensanaTM.  Par is responsible for all development costs.  A subsequent milestone for $6.0 million is payable upon NDA approval by the FDA. In addition to the above mentioned $1.2 million, Par incurred $2.9 million in 2008 and $1.1 million in 2007 which was charged to research and development expense.

Optimer Pharmaceutical Corporation

In April 2005, Par and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”).  Under the terms of the joint development and collaboration agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while Par would have been responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately cleared for marketing, Par would have manufactured and would have had exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada.  Par was to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer.  In February 2007, in exchange for $20.0 million, Par terminated the agreement and returned the marketing rights to Optimer.  Par has the possibility to receive royalty payments on any future global sales of the product.

Alfacell Corporation

In January 2008, Par entered into an exclusive license agreement with Alfacell Corporation (“Alfacell”).  Under the agreement, Par received the exclusive U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase).  In exchange for the U.S. commercialization rights, Par made an initial payment to Alfacell of $5 million (charged to research and development expense) and will make a subsequent payment of up to $20 million upon (and subject to) Alfacell’s receipt of FDA approval for the product.  If Onconase® receives FDA approval, Par will commercialize the product in the United States and pay Alfacell royalties on net sales of the product, and Alfacell will be eligible to receive additional milestone payments if net sales reach certain threshold amounts in any given calendar year.  In addition, Alfacell may be eligible to receive milestone payments upon the achievement of certain development and regulatory milestones with respect to future indications for Onconase®.  Under a separate supply agreement between Alfacell and Par, Alfacell is required to supply commercial quantities of Onconase® to Par.

On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma.  At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  As previously reported, the results of the preliminary statistical analysis of the data from the confirmatory Phase IIIb clinical trial for Onconase® in patients suffering from unresectable malignant mesothelioma did not meet statistical significance for the primary endpoint of survival in unresectable malignant mesothelioma.  However, a statistically significant improvement in survival was seen in the treatment of unresectable malignant mesothelioma patients who failed one prior chemotherapy regimen, a pre-defined primary data set for this sub-group of patients in the trial, which represents a currently unmet medical need.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

Related Party – Alfacell

Lawrence A. Kenyon became Executive Vice President, Finance of Par effective as of December 15, 2009, and will assume the role of Executive Vice President and Chief Financial Officer of Par as of March 9, 2009.  Mr. Kenyon recently served as Executive Vice President, Chief Financial Officer, and Corporate Secretary from January 2007, and Chief Operating Officer since November 2007, of Alfacell Corporation.  Mr. Kenyon has been a member of the board of directors of Alfacell since November 2007 and will continue to serve as a member of the Alfacell board.  Through February 17, 2009, Mr. Kenyon acted as President, Chief Financial Officer and Corporate Secretary of Alfacell.

MonoSol Rx

In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx under which Par acquired the U.S. commercialization rights to MonoSol’s thin film formulation of ondansetron.  Through September 2008, Par made payments of $2.5 million (charged to research and development expense) to MonoSol, consisting of an initial payment of $1.25 million for the delivery of product prototype and a development milestone of $1.25 million for the delivery of pilot stability reports.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the product, thereby triggering our payment of a $1 million milestone.  Par may make subsequent payments of up to $2.5 million, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  Par may also pay up to $2 million of certain clinical costs that exceed $1 million.  If the product receives FDA approval, Par will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to Par.

Note 12 - Distribution and Supply Agreements:

Par enters into marketing and license agreements with third parties to market new products and technologies in an effort to broaden its product line.  To date, Par has entered into and is selling product through several of these agreements.  Par recognizes the expense associated with these agreements as part of cost of goods sold.  Par believes that the following agreements are those that are the most significant to its business.

Glaxo Wellcome Manufacturing PTE Limited (“GSK”)

On November 14, 2006, Par and Glaxo GSK entered into a Supply and Distribution Agreement (the “GSK Ranitidine HCl Syrup Agreement”), pursuant to which Par would market Ranitidine HCl Syrup, supplied and licensed from GSK.  Ranitidine HCl Syrup is the generic equivalent to GSK’s Zantac® Syrup Product.  Under the GSK Ranitidine HCl Syrup Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.  Par commenced sales of the product in March 2007 once another fully substitutable generic version of the drug became available in the U.S.

Nortec Development Associates, Inc. (“Nortec”)

On June 14, 2002, Par and Nortec entered into a Patent and Know How License Agreement (the “Nortec Propranolol Agreement”) pursuant to which Par would license to use and sell Nortec’s sustained release propranolol product using the Know-how to further develop and register the product.  Propranolol HCl ER is the generic equivalent of Wyeth Pharmaceuticals’ Inderal® LA.  Under the Nortec Propranolol Agreement, Par will market, sell and distribute the product and will pay Nortec a percentage of the net sales, as defined in the agreement.  Par received final approval from the FDA in January 2007, at which time it commenced sales of the product.

AstraZeneca LP (“AstraZeneca”)

On August 10, 2006, Par and AstraZeneca entered into a distribution agreement (“the AstraZeneca Agreement”), pursuant to which Par is marketing Metoprolol Succinate (“Metoprolol”), supplied and licensed from AstraZeneca.  Under this agreement, AstraZeneca has agreed to manufacture the product and Par has agreed to pay AstraZeneca a percentage of Par’s profit for the product, as defined in the agreement.

Ivax/Teva agreements

  In December 2005, Par paid $8.0 million to purchase from Ivax the rights to distribute various dosage forms of the immediate release antibiotics amoxicillin/clavulanate potassium and amoxicillin.  In December 2005, Par also announced that it entered into agreements with Teva, Ivax and an affiliate of Teva to purchase eight products that were marketed in the United States by Ivax or Teva for $8.5 million. The closing of the purchase agreements was contingent upon the closing of Teva's acquisition of Ivax, which occurred in January 2006.

GlaxoSmithKline plc (“GSK”)

On November 10, 2006 Par and GSK and certain of its affiliates entered into a supply and distribution agreement, pursuant to which Par is marketing certain products containing sumatriptan. Under the agreement, GSK would supply Par and Par would market the product in the U.S.  In addition to the agreed upon price for the product Par will pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.

In December 2005, in conjunction with Ivax/Teva agreements, Par was also assigned a supply agreement (the “GSK Amoxicillin Supply Agreement”) with GSK, dated June 22, 2004.  Under the GSK Amoxicillin Supply Agreement, GSK had agreed to manufacture the product and Par had agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.  This agreement was terminated on September 30, 2008.

On July 14, 2004, Par and GSK and certain of its affiliates entered into a supply and distribution agreement (the “GSK Fluticasone Supply Agreement”), pursuant to which Par is marketing fluticasone supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico.  Under the GSK Fluticasone Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.

Par and GSK and certain of its affiliates entered into a license and supply agreement (the “GSK Paroxetine Supply Agreement”), dated April 16, 2003, pursuant to which Par is marketing paroxetine, supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico.  Under the GSK Paroxetine Supply Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.  Pursuant to the GSK Paroxetine Supply Agreement, GSK is entitled to suspend Par’s right to distribute paroxetine if at any time another generic version of Paxil® is not being marketed.  Effective January 15, 2007, the GSK Paroxetine Supply Agreement was terminated.  Par’s obligation to pay GSK a percentage of net sales of the product terminated on September 30, 2007.

Pentech Pharmaceuticals, Inc.

In November 2002, Par amended its agreement (the “Pentech Supply and Marketing Agreement”) with Pentech Pharmaceuticals, Inc. (“Pentech”), dated November 2001, to market paroxetine capsules.  Pursuant to the Pentech Supply and Marketing Agreement, Par paid all legal expenses up to $2.0 million, which were expensed as incurred, to obtain final regulatory approval.  Legal expenses in excess of $2.0 million were fully creditable against profit payments to Pentech.  Pursuant to the Pentech Supply and Marketing Agreement, Par had agreed to pay Pentech a percentage of the gross profits, as defined in such agreement, on all its sales of paroxetine.  Par and Pentech were in litigation regarding a dispute over the gross profit share amount.  A court ruling in favor of Pentech was entered on February 9, 2009.  See Note 17 - “Commitments, Contingencies and Other Matters.”

Dr. Reddy’s Laboratories Ltd.

In April 2001, Par and Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy”), a producer of bulk active ingredients for the pharmaceutical industry and a developer and manufacturer of finished dosage forms located in India, entered into a broad-based co-marketing and development agreement (the “Reddy Development and Supply Agreement”) covering up to 14 generic pharmaceutical products to be marketed exclusively by Par in the U. S. and certain U.S. territories.  Four products covered under this agreement are being marketed by Par.  Dr. Reddy is required to use commercially reasonable efforts to develop the products covered by the Reddy Development and Supply Agreement, and is responsible for the completion of product development and for obtaining all applicable regulatory approvals.  The products covered by the Reddy Development and Supply Agreement are in addition to four products being marketed by Par under prior agreements with Dr. Reddy.  Pursuant to these agreements, Par has agreed to pay Dr. Reddy a certain percentage of the gross profits, as defined in each agreement, on sales of products covered by such agreements.

 Genpharm, Inc.

Pursuant to the Genpharm Distribution Agreement, Par had the exclusive distribution rights within the U.S. and certain U.S. territories to approximately 40 generic pharmaceutical products.  In August 2006, Par and Genpharm entered into a settlement agreement and release of claims (“Settlement Agreement”), pursuant to which 19 products have been terminated.  Refer to Note 17 below.  In February 2009, Par and Genpharm entered into an agreement which terminated all but 6 products under the distribution agreement.  Par has agreed to pay Genpharm or its assignee a percentage of the gross profits, as defined in the agreement, on sales of products covered by the Genpharm Distribution Agreement.

SVC Pharma LP

On June 27, 2008 Par and SVC entered into a license and distribution agreement for dronabinol.  SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par will share net product margin as contractually defined on future sales of dronabinol with SVC.  Par is responsible for distribution, collections, and returns, while SVC is responsible for supplying dronabinol to Par for distribution.

Payables Due To Supply and Distribution Agreement Partners

Pursuant to these distribution agreements, Par pays its partners a percentage of gross profits or a percentage of net sales, in accordance with contractual terms of the underlying agreements.  As of December 31, 2008 Par had payables due to distribution agreement partners of $91.5 million and $36.5 million as of December 31, 2007.

Note 13 - Long-Term Debt:

Long-Term Debt

($ amounts in thousands)

	December 31,	December 31,
	2008	2007
Senior subordinated convertible notes (a)	$142,000	$200,000
Less current portion	(142,000)	(200,000)
	$-	$-

(a)

The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  Par may not redeem the notes prior to their maturity date.  On December 31, 2008, the senior subordinated convertible notes had a quoted market value of approximately $112.1 million.  See “Legal Proceedings” in Note 17, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration Par received from the Trustee of Par’s 2.875% senior subordinated convertible notes due 2010 and the related litigation.  Until the matter is resolved, Par is recording the payment obligations as a current liability as of December 31, 2008 because the Court in the matter could (i) rule against Par’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.  Accordingly, Par cannot consider the possibility of accelerated payment to be remote.  In October 2008, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $58 million related to three separate unsolicited offers for approximately $50 million, including accrued interest.  This repurchase resulted in the write-off of approximately $500 thousand of deferred financing costs in the fourth quarter of 2008.  Par recorded a gain of approximately $8 million ($5 million after tax) in the fourth quarter of 2008 related to this debt extinguishment.

During 2008, Par incurred interest expense of $6,259 thousand, $6,803 thousand in 2007 and $6,781 thousand in 2006.  Interest accrued on the senior subordinated convertible notes since September 30, 2008 is payable on March 31, 2009.

Note 14 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share ($ and share amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006

(Loss) income from continuing operations	($45,912)	$51,110	$6,741

Gain from discontinued operations	505	-	-
Provision for income taxes	2,361	1,212	894
(Loss) from discontinued operations	(1,856)	(1,212)	(894)
Net (loss) income	($47,768)	$49,898	$5,847

Basic:
Weighted average number of common shares outstanding	33,312	34,494	34,422

(Loss) income from continuing operations	($1.38)	$1.48	$0.20
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)
Net (loss) income per share of common stock	($1.43)	$1.44	$0.17

Assuming dilution:
Weighted average number of common shares outstanding	33,312	34,494	34,422
Effect of dilutive securities	-	224	231
Weighted average number of common and common equivalent shares outstanding	33,312	34,718	34,653

(Loss) income from continuing operations	($1.38)	$1.47	$0.19
(Loss) from discontinued operations	(0.05)	(0.04)	(0.03)
Net (loss) income per share of common stock	($1.43)	$1.43	$0.16

        Outstanding options of 3,718 thousand as of December 31, 2008, 4,066 thousand as of December 31, 2007, and 4,950 thousand as of December 31, 2006 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since Par had a net loss for the year ended December 31, 2008, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  As of December 31, 2008, restricted stock grants with market conditions were not included in the calculation of diluted earnings per share because the Total Stockholder Return ("TSR") on Par’s common stock did not exceed a minimum TSR relative to Par’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of December 31, 2008.  The warrants related to the notes are exercisable for an aggregate of 2,253 thousand shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share.

Note 15 - Stockholders’ Equity:

Preferred Stock

In 1990, Par’s stockholders authorized 6 million shares of preferred stock, par value $0.0001 per share.  The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance.  At December 31, 2008 and 2007, Par did not have any preferred stock issued and outstanding.

Dividends

Par did not pay any dividends to holders of its common stock in 2008, 2007 or 2006.  Par has never declared or paid cash dividends on its common stock. Par currently intends to retain its future earnings and available cash to fund the growth of its business and does not expect to pay dividends in the foreseeable future.  However, payment of dividends is within the discretion of its Board of Directors.

($ amounts in thousands)

Comprehensive Income (Loss)	For the Years Ended December 31,
	2008	2007	2006

Net (loss) income	($47,768)	$49,898	$5,847
Other comprehensive income:
Defined benefit pension plan, net of tax	-	-	267
Unrealized (loss) gain on marketable securities, net of tax	(2,832)	(1,912)	3,171
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	4,316	981	(1,966)
Comprehensive (loss) income	($46,284)	$48,967	$7,319

The reconciliation of the unrealized gains and losses on available for sale securities for years ended December 31, 2008 and 2007 is as follows ($ amounts in thousands):

	Unrealized (Loss) / Gain on Available for Sale Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2006	($704)	$273	($431)
Unrealized (loss) gain on marketable securities, net of tax	(3,083)	1,171	(1,912)
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	1,583	(602)	981
Balance, December 31, 2007	($2,204)	$842	($1,362)
Unrealized (loss) gain on marketable securities, net of tax	(4,556)	1,724	(2,832)
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	6,962	(2,646)	4,316
Balance, December 31, 2008	$202	($80)	$122

Treasury Stock

In April 2004, Par’s Board of Directors authorized the repurchase of up to $50.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par had repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1,643 thousand shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2008.  The repurchase program has no expiration date.

Purchased Call Options

Concurrently with the sale of the subordinated convertible notes described above, Par purchased call options on its common stock (the “purchased call options”) designed to mitigate the potential dilution from conversion of the convertible notes.  Under the terms of the purchased call options, Par has the right to purchase the aggregate number of shares of its common stock that Par would be obligated to issue upon conversion of the convertible notes, up to a maximum of 2,253 thousand shares, from an affiliate of one of the initial purchasers (the “Counterparty”) at a purchase price of $88.76 per share, the initial conversion price of the notes.  Par has the option to settle the purchased call options with the Counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the common stock exceeds $88.76 per share.  The cost of the purchased call options of $49,368 thousand was charged to additional paid-in-capital on Par’s consolidated balance sheets.  The cost of the purchased call options was partially offset by the sale of warrants to acquire shares of the common stock (the “sold warrants”) by the Counterparty.  The sold warrants are exercisable for an aggregate of 2,253 thousand shares at an exercise price of $105.20 per share.  The sold warrants may be settled, at Par’s option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the common stock exceeds $105.20 per share.  The gross proceeds from the sold warrants of $32,563 thousand were recognized as additional paid-in-capital on Par’s consolidated balance sheets.  The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if Par elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected and the convertible notes are converted at a time when the market price of the common stock exceeds $88.76 per share.  If the market price of the common stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there would be dilution from the conversion of the convertible notes only to the extent that the then market price per share of the common stock exceeds $105.20 at the time of conversion.

Stock Options

The following is a summary of stock option activity in each of the periods as indicated (share amounts in thousands):

	For the Years Ended December 31,
	2008		2007			2006
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,526	$34.76	5,470		$36.00	5,134	$37.86
Granted	465	11.02	592		23.41	1,348	28.35
Exercised	(71)	7.10	(68)		5.60	(402)	21.26
Canceled	(855)	37.72	(1,468)	(a)	36.16	(610)	44.56
Outstanding at end of year	4,065	$31.88	4,526		$34.76	5,470	$36.00

(a) Includes approximately 181 stock options cash settled in the fourth quarter of 2007. Refer to Note 2 – “Share-Based Compensation.”

At December 31, 2008 exercisable options amounted to 3,044 thousand, 3,399 thousand at the end of 2007 and 3,549 thousand at the end of 2006.  The weighted average exercise prices of the options for these periods were $36.51 for 2008, $37.68 for 2007 and $38.33 for 2006.  Exercise price ranges and additional information regarding the 4,065 thousand options outstanding at December 31, 2008 is as follows (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price
Exercise Price Range
$4.12 to $7.63	103	$6.90	1.9 years	103	$6.90
$7.64 to $10.99	463	$10.99	9.9 years	-	$ -
$15.10 to $22.63	380	$18.73	8.1 years	164	$18.42
$22.93 to $34.29	2,092	$29.69	4.5 years	1,774	$30.35
$36.06 to $53.40	474	$42.55	5.6 years	450	$42.57
$60.85 to $70.45	553	$62.26	4.6 years	553	$62.26

In 2004, Par’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”) and in 2005 approved the amendment and restatement of the 2004 Plan.  The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of Par or others.  The 2004 Plan became effective on May 26, 2004 and will continue until May 26, 2014 unless terminated sooner.  Par has reserved up to 5,335 thousand shares of common stock for issuance of stock options and up to 539 thousand shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan as of December 31, 2008.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years.  The restricted stock and the restricted stock units vest over four years.

In 2001, Par’s stockholders approved the 2001 Performance Equity Plan (the “2001 Plan”), which was subsequently amended at Par’s 2003 Annual Meeting of Shareholders.  The 2001 Plan provided for the granting of incentive and non-qualified stock options to employees of Par and to others.   The 2001 Plan became effective July 12, 2001.  However, upon approval by the stockholders of the 2004 Plan on May 26, 2004, no additional awards are available to be made under the 2001 Plan.  The 2001 Plan will terminate when all awards granted under such plan are no longer outstanding.   As of December 31, 2008, Par has reserved no shares of common stock for issuance under the 2001 Plan.  The maximum term of an option under the 2001 Plan was ten years.  Vesting and option terms were determined in each case by the Compensation and Management Development Committee of the Board.

In 2000, the Board adopted the 2000 Performance Equity Plan (the “2000 Plan”), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval.  The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of Par and to others.  The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless earlier terminated.  Par has reserved 110 shares of common stock for issuance under the 2000 Plan as of December 31, 2008. The maximum term of an option under the 2000 Plan is ten years.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board.  The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of Par.

In 1998, Par’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders and again at the 2007 Annual Meeting of Stockholders, pursuant to which options are granted to non-employee directors of Par.  The 1997 Directors’ Plan became effective October 28, 1997 and will continue until December 31, 2017 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years.  The 1997 Directors’ Plan also allows for the granting of restricted stock units that vest over 4 years.  Pursuant to the amendment and restatement to the 1997 Directors’ Plan approved by the stockholders in 2007, non-employee directors, effective January 1, 2008, will receive an annual grant of restricted stock units equal to the fair market value of $100,000, which vest one year from the anniversary of the date of grant unless the director has been removed “for cause.”  The restricted stock units are not issued or otherwise distributed to the director until the director terminates service on the Board.  As of December 31, 2008, Par has reserved 226 shares of common stock for issuance under the 1997 Directors’ Plan.

Under all of Par’s stock option plans, the stock option exercise price of all the options granted equaled the market price on the date of grant.

In October 2004, the Board adopted a stockholder rights plan designed to ensure that all stockholders of Par receive fair and equal treatment in the event of an unsolicited attempt to acquire Par.  The adoption of the rights plan is intended to deter partial and “two step” tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of Par without offering a fair price to all of Par’s stockholders.  The rights plan was not adopted in response to any known offers for Par and is similar to stockholder rights plans adopted by many other public companies.

To implement the rights plan, the Board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004.  The rights will be distributed as a non-taxable dividend and expire on October 27, 2014.  The rights will be evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates will presently be distributed.  The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of Par’s common stock.

If a person or group acquires or commences a tender offer for 15% or more of Par’s common stock, each holder of a right, except the acquirer, will be entitled, subject to Par’s right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of Par’s newly-created Series A Junior Participating Preferred Stock, or the number of shares of Par’s common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of Par’s common stock on the date of the occurrence of such an event.  The Board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person or group acquires 15% or more of Par’s common stock.

Note 16 - Income Taxes:

The components of Par’s (benefit) provision for income taxes on income from continuing operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Current income tax (benefit) provision:
Federal	($11,844)	$17,683	$3,016
State	(302)	1,292	2,476
	(12,146)	18,975	5,492
Deferred income tax (benefit) provision:
Federal	(15,607)	5,320	(1,301)
State	(157)	3,027	(2,137)
	(15,764)	8,347	(3,438)
	($27,910)	$27,322	$2,054

Deferred tax assets and (liabilities) as of December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable	18,317	34,857
Inventories	5,150	7,990
Accrued expenses	25,584	-
Purchased call options	3,990	8,526
Intangible assets	44,526	35,717
Net operating loss carryforwards	7,601	6,751
Asset impairments	4,908	8,387
Stock options and restricted shares	14,014	13,449
Investment in joint venture	-	3,702
Contribution carryforwards	9,908	4,166
Other	7,980	4,149
Total deferred tax assets	141,978	127,694

Deferred tax liabilities:
Fixed assets	(6,958)	(5,633)
Distribution agreements	(1,235)	(1,510)
Total deferred tax liabilities	(8,193)	(7,143)

Less valuation allowance	(7,601)	(5,900)
Net deferred tax asset	126,184	114,651

Par had net operating loss (“NOL”) carryforwards at December 31, 2008 of approximately $124 million for state income tax purposes, which begin expiring in 2010. A valuation allowance has been established due to the uncertainty of realizing NOL carryforwards. The valuation allowance, which consists of state NOLs, was increased in 2008 by $1.7 million for state NOL carryforwards which may not be realizable due to expected operations of certain subsidiaries in those states.

The exercise of stock options in 2008 and 2007 resulted in tax benefits of $255 thousand and $501 thousand, respectively, which were credited to additional paid-in capital.  In 2006, Par recorded a credit of $2,495 thousand in additional paid-in-capital due to the resolution of certain tax contingencies.  Par has certain reserves for tax contingencies for other specified matters.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2008	2007	2006
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	3	3	3
Research and development tax credit benefit	1	(2)	(19)
Tax contingencies	(5)	-	-
Other	4	(1)	4
Effective tax rate	38%	35%	23%

Tax Contingencies

At December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $30.2 million.  Of this total, $10.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $11.4 million at December 31, 2008 and $6.9 million at December 31, 2007.

Significant judgment is required in evaluating Par’s tax positions and determining its provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Par establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  These reserves are established when Par believes that certain positions might be challenged despite its belief that Par’s tax return positions are fully supportable.  Par adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.  Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.  Par has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2008 and 2007 are as follows:

	2008	2007
Gross balance at January 1	$24,150	$21,768
Additions based on tax positions related to the current year	1,022	1,558
Additions for tax positions of prior years	7,335	824
Reductions for tax positions of prior years	(2,290)	-
Reductions due to lapse of applicable statute of limitations	-	-
Audit settlements paid during the year	-	-
Gross balance at December 31	30,217	24,150
Interest and penalties	11,364	6,825
Balance at December 31	$41,581	$30,975

Further, Par is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The IRS is currently examining Par’s 2003-2007 federal income tax returns.  Prior periods have either been audited or are no longer subject to IRS audit.  Par is currently under audit in one state jurisdiction for the years 2003-2005.  In most other state jurisdictions, Par is no longer subject to examination by tax authorities for years prior to 2004.

Note 17 - Commitments, Contingencies and Other Matters:

  Leases

At December 31, 2008, Par had minimum rental commitments aggregating $13.2 million under non-cancelable operating leases expiring through 2014.  Amounts payable there under are $4.8 million in 2009, $4.4 million in 2010, $2.3 million in 2011, $1.0 million in 2012 and $0.7 million thereafter.  Rent expense charged to operations in 2008, 2007, and 2006 was $6.8 million, $5.9 million and $6.1 million, respectively.

  Retirement Savings Plan

Par has a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan.  Par contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”).  Participants in the Retirement Savings Plan become vested with respect to 20% of Par’s contributions for each full year of employment with Par and thus become fully vested after five full years.  Par also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion.  Par incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1.3 million in 2008, $0.6 million in 2007, and $1.2 million in 2006.  Par did not make a discretionary contribution to the Retirement Savings Plan for 2008, 2007 or 2006.

Defined Benefit Plan

Par previously maintained a defined benefit plan (the “Pension Plan”) that covered eligible employees.  The Pension Plan was frozen as of October 1, 1989.  Since the benefits under the Pension Plan were based on the participants’ length of service and compensation (subject to the Employee Retirement Income Security Act of 1974 and Internal Revenue Service limitations), service costs subsequent to October 1, 1989 were excluded from benefit accruals under the Pension Plan.

Upon the recommendation of the Audit Committee of its Board, Par determined that it was in the best interests of Par to terminate the Pension Plan, effective as of December 31, 2005, in accordance with its terms and conditions and with the rules and regulations promulgated by the Pension Benefit Guaranty Corporation and by the Internal Revenue Service.

The Pension Plan was settled in the second quarter of 2007.  During the second quarter of 2007, Par received a favorable determination on the termination of the Pension Plan from the Internal Revenue Service and filed the appropriate notice with the Pension Benefit Guaranty Corporation.  Concurrent with the approval of the termination, Par distributed benefits or purchased annuities to cover each of the participants in the Pension Plan.  Finally, Par met the advance notification requirements set forth in the Single-Employer Pension Plan Amendment Act of 1986 (the “SEPPAA”) and notified each party affected by this termination, as required by the SEPPAA.  Par recorded a loss of $0.09 million in the fourth quarter of 2006 related to the settlement.  No further financial impacts are anticipated related to the settlement.

Legal Proceedings

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against Par in the United States District Court for the Northern District of Illinois.  This action alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  On February 9, 2009, following a bench trial, the district court entered a judgment in favor of Pentech and against Par in the amount of $69,955,476.  As a result of the court’s decision, Par accrued additional reserves of approximately $45 million ($28 million on an after-tax basis) in the fourth quarter of 2008.  Par and its counsel are currently considering Par’s options for appeal.

Unless otherwise indicated in the details provided below, Par cannot predict with certainty the outcome or the effects on Par of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated, Par at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.

Corporate Litigation

Par and certain of its former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of Par between July 23, 2001 and July 5, 2006. The lawsuits followed Par’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that Par and certain members of its then management engaged in violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing false and misleading statements concerning Par’s financial condition and results of operations. The class actions are pending in the United States District Court, District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint. Par and the individual defendants have filed a motion to dismiss.  The motion has been fully briefed but not yet scheduled for argument.  Par and the individual defendants intend to vigorously defend the class action.

On August 14, 2006, individuals claiming to be stockholders of Par filed a derivative action, purportedly on behalf of Par, against the current and certain former directors and certain current and former officers of Par and Par as a nominal defendant. The plaintiffs in this action alleged that, among other things, the named defendants breached their fiduciary duties to Par based on substantially the same factual allegations as the class action lawsuits referenced above. The plaintiffs also alleged that certain of the defendants had been unjustly enriched based on their receipt of allegedly backdated options to purchase shares of common stock of Par, and seek to require those defendants to disgorge any profits made in connection with their exercise of such options and additional attendant damages relating to allegedly backdated options during the period from January 1, 1996 to the present. The action is pending in the United States District Court, District of New Jersey.  On June 29, 2007, the plaintiffs filed an Amended Shareholder Derivative Complaint and in connection therewith dropped their claims related to the alleged stock option backdating and withdrew their claims as against certain defendants.  On August 30, 2007, defendants filed a motion to dismiss the Amended Shareholder Derivative Complaint.  As of June 26, 2008, the parties entered into a Stipulation of Settlement, which provided for, among other things, Par to implement and/or maintain various corporate governance measures including the appointment of the General Counsel (or Assistant General Counsel) to implement a risk management program and to report directly to the Audit Committee of Par, which shall have direct access to the General Counsel (or Assistant) without Company management present, and for Par’s insurance carriers to pay fees and expenses to plaintiffs’ counsel in the amount of $200,000.  On June 27, 2008, plaintiffs filed an unopposed motion for preliminary approval of the settlement.  On July 25, 2008, the court granted preliminary approval of the settlement, directed the issuance of notice to shareholders of the proposed Settlement, and set a Final Approval Hearing for October 14, 2008.  At the Final Approval Hearing, the Court found the settlement to be fair, reasonable, adequate and in the best interests of Par and its shareholders and finally approved the settlement, dismissed the action with prejudice and provided for releases in favor of the defendants.

On September 1, 2006, Par received a notice of default from the American Stock Transfer & Trust Company, as trustee (the “Trustee”)  of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claims, in essence, that Par’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between Par, as issuer, and the Trustee, relating to the Notes. The notice of default asserted that if the purported default continued unremedied for 30 days after the receipt of the notice, an “event of default” would occur under the Indenture. Under the Indenture, the occurrence of an event of default would give the Trustee or certain holders of the Notes the right to declare all unpaid principal and accrued interest on the Notes immediately due and payable. On October 2, 2006, Par received a notice of acceleration from the Trustee purporting to accelerate payment of the Notes.

Par believes that it has complied with its obligations under the Indenture relating to the Notes. Therefore, Par believes that the above-mentioned notice of default and notice of acceleration are invalid and without merit. Under the Indenture, Par is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, Par’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), Par provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. Par’s Form 10-Q did not include Par’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to Par’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, Par filed a Form 12b-25 Notification of Late Filing disclosing the omissions. Par’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, Par believes that it complied with the Indenture provision in question.

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par filed a Notice of Removal to remove the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment along with supporting documentation. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  The Court has not yet ruled on the motions.  Until the matter is resolved, Par is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could (i) rule against Par’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

     On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  The parties have exchanged written discovery.  All 40 claims in the ’981 patent were rejected in a non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006.  The PTO again rejected all 40 claims in a second non-final office action dated February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On November 18, 2003, Paddock answered the complaint and filed a counterclaim, seeking a declaration that the patent-in-suit is invalid and/or not infringed by Paddock’s product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by settlement.  The settlement and license agreement terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2,

2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against Par in the United States District Court for the District of New Jersey. Novartis alleged that Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par and its subsidiaries denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid. The parties are currently engaged in discovery regarding the claims.  Par submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  On December 11, 2008, the company entered into a settlement agreement with Novartis.  On February 10, 2009, a stipulation of dismissal was entered by the judge, finally terminating the case.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  The parties are presently engaged in discovery.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its answer and counterclaim to the complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent complaint was served on July 2, 2007 in the same District Court.  The new complaint alleges that Par's 100mg and 200mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its answer and counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. A scheduling order has been entered in the case requiring that fact discovery be completed by May 15, 2008; expert discovery completed by August 15, 2008; a Markman hearing be held July 2008; and a trial date set for November 10, 2008.  On June 18, 2008, the parties agreed to extend the deadline for fact discovery.  On July 24, 2008, the Court announced that the Markman hearing would have to be postponed to September 2008; however, no other key dates in the case were changed.  On August 29, 2008, the Court postponed the Markman hearing originally scheduled for September 5, 2008 to October 8, 2008.  The presiding judge for the case has been replaced by an appeals court judge.  Due to this substitution, the pre-trial order is now due December 5, 2008, the pre-trial conference is to be held December 18, 2008, and the 6-day bench trial is to be held January 9, 2009.  On December 18, 2008, plaintiffs won a motion to supplement discovery and the pre-trial conference was moved to March 13, 2009 with trial taking place in mid April 2009.  Par intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their answer and counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  Par and MN filed their answer and counterclaim on February 20, 2008.  The court has set an expert discovery deadline of June 9, 2009.  The Court scheduled a status conference for all of the parties for February 11, 2009, with all motions due by June 15, 2009.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an answer to the complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate is collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  Par has instructed its attorneys to move to withdraw the company from the litigation.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an answer and counterclaims in both the Delaware case (on November 19,2007 and an amended answer December 12, 2007) and the New Jersey case (on November 20, 2007).  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery, June 29, 2009 as the date for a Markman hearing, and August 17, 2009 as the date for a bench trial.  The Delaware court has established a March 5, 2009 deadline for fact discovery and a June 15, 2009 deadline for expert discovery.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery with a Markman hearing scheduled for June 19, 2009.  The New Jersey court has set a fact discovery deadline of March 1, 2009.  Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its answer and counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.   Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an answer and counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pretrial conference for January 11, 2010, and a bench trial for February 15, 2010. Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On December 20, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par has filed an answer and counterclaims, and on March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules (see above) and omeprazole oral suspension were consolidated for all purposes. Par intends to defend this action vigorously against Santarus and Missouri.

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an answer and counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided the requested documents and information to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

Other

Par is, from time to time, a party to certain other litigations, including product liability litigations.  Par believes that these litigations are part of the ordinary course of its business and that their ultimate resolution will not have a material adverse effect on its financial condition, results of operations or liquidity. Par intends to defend or, in cases where Par is plaintiff, to prosecute these litigations vigorously.

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.3 million, including interest, which has been accrued as of December 31, 2008.

Note 18 - Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $505 which represents Par’s share of the net proceeds of the sale transaction.  This $505 has been classified as discontinued operations on the consolidated statement of operations for the year ended December 31, 2008.

Note 19 - Segment Information:

Par operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals.  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition.  Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.

The business segments of Par were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Par believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of Par’s generic products, Par has determined that its generic pharmaceuticals are a single reportable business segment.  Par’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories.  Certain of Par’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments.   Other expenses, such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by Par’s management.

The financial data for the two business segments are as follows:

	2008	2007	2006
Revenues:
Generic	$491,065	$684,917	$675,938
Strativa	87,050	84,749	49,230
Total revenues	$578,115	$769,666	$725,168

Gross margin:
Generic	$108,952	$204,130	$183,879
Strativa	67,619	64,389	34,405
Total gross margin	$176,571	$268,519	$218,284

Operating (loss) income:
Generic	($76,773)	$73,357	$39,028
Strativa	213	231	(31,306)
Total operating (loss) income	($76,560)	$73,588	$7,722
Other income (expense), net	-	(56)	126
Gain on extinguishment of senior subordinated convertible notes	7,877	-	-
Equity in loss of joint venture	(330)	(387)	(663)
Loss on marketable securities and other investments, net	(7,796)	(1,583)	(583)
Interest income	9,246	13,673	8,974
Interest expense	(6,259)	(6,803)	(6,781)
(Benefit) provision for income taxes	(27,910)	27,322	2,054
(Loss) income from continuing operations	($45,912)	$51,110	$6,741

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows:

Product	2008	2007	2006
Generic

Metoprolol succinate ER (Toprol-XL®)	$172,729	$141,877	$8,284
Fluticasone (Flonase®)	38,978	130,475	235,454
Meclizine Hydrochloride (Antivert®)	32,055	8,922	5,243
Cabergoline (Dostinex®)	20,916	34,252	34,824
Sumatriptan succinate injection (Imitrex®)	18,119	-	-
Propranolol HCl ER (Inderal LA®)	17,990	57,459	-
Various amoxicillin products (Amoxil®)	14,822	27,714	59,257
Dronabinol (Marinol®)	14,356	-	-
Ibuprofen Rx (Motrin®)	11,024	17,248	17,224
Megestrol oral suspension (Megace®)	10,286	14,344	14,990
Methimazole (Tapazole®)	10,187	12,343	10,999
Fluoxetine (Prozac®)	9,012	13,229	19,315
Lovastatin (Mevacor®)	4,311	7,360	16,314
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,661	16,024	26,524
Ranitidine HCl Syrup (Zantac®)	421	12,243	-
Quinapril (Accupril®)	252	1,851	20,049
Cefprozil (Cefzil®)	-	1,165	11,879
Other product related revenues (2)	6,535	21,214	17,290
Other (1)	107,411	167,197	178,292
Total Generic Revenues	$491,065	$684,917	$675,938

Strativa
Megace® ES	$76,482	$75,317	$43,379
Other	-	-	3,351
Other product related revenues (2)	10,568	9,432	2,500
Total Strativa Revenues	$87,050	$84,749	$49,230

(1) The further detailing of annual revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2008.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, ondansetron ODT, the generic version of Zofran ODT®, and quinapril, the generic version of Accupril®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

Major Customers

In 2008, Par’s three largest customers in terms of net sales dollars accounted for approximately 55% of its total revenues as follows; McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  In 2008, Walgreen Co. accounted for only 3% of its total revenues and is no longer a major customer.  In 2007, Par’s four largest customers in terms of net sales dollars accounted for approximately 55% as follows; McKesson Drug Co. (22%), AmerisourceBergen Corporation (12%), Cardinal Health, Inc. (11%) and  Walgreen Co. (10%).  In 2006, Par’s four largest customers in terms of net sales dollars accounted for approximately 43% its total revenues as follows; McKesson Drug Co. (14%), AmerisourceBergen Corporation (7%), Cardinal Health, Inc. (12%) and Walgreen Co. (10%).

Note 20 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology and Par created a joint venture, SVC Pharma LP (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy.  Under the terms of this arrangement, the parties had agreed to capitalize the joint venture with equal contributions and all profits or losses were to be shared equally between Rhodes Technology and Par.  We accounted for this investment under the equity method of accounting in accordance with APB No. 18, the Equity Method of Accounting for Investments in Common Stock.  As of June 27, 2008, our net investment in SVC totaled $7.6 million.

The lead product of this joint venture, dronabinol (Marinol®), was approved by the FDA on June 27, 2008.  Concurrent with FDA approval, Par and SVC entered into a license and distribution agreement for dronabinol (the “license agreement”) and related agreements pursuant to which Par transferred 100% of its interest in SVC to Rhodes Technology, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par will share with SVC net product margin as contractually defined on future sales of dronabinol.  Par is responsible for distribution, collections, and returns, while SVC is responsible for supplying dronabinol to Par for distribution.

Par accounted for the license agreement as a nonmonetary exchange under the provisions of SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB No. 29, at historical value, as we determined that there was no significant change in the cash flow expected under the license agreement as compared to the previous joint venture structure.  Par reclassified a portion of its investment in SVC to prepaid assets, which represents the contractual prepayment of dronabinol related inventory, and the remainder to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the three months ended September 27, 2008.

Par recognized losses based on its share of the equity in SVC of $0.3 million for the year ended December 31, 2008, $0.4 million for the year ended December 31, 2007, and $0.7 million for the year ended December 31, 2006.  Par had accounted for this investment under the equity method of accounting in accordance with APB No. 18 prior to the nonmonetary exchange.

Note 21 – Restructuring Costs:

In October 2008, Par announced its plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In addition, Par has begun to significantly reduce its research and development expenses by decreasing its internal generic research and development effort to focus on completing generic products currently in development and will continue to look for opportunities with external partners.  Par further intends to trim its current generic product portfolio and retain only those marketed products that deliver acceptable profit to Par.  These actions will result in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative were eliminated by December 31, 2008 and the remaining positions are expected to be eliminated by the end of the first half of 2009.  In connection with these actions, Par incurred expenses for severance and other employee-related costs.  An intangible asset related to intellectual property acquired as part of the Kali acquisition in 2004 was impaired by the reduction of the internal generic research and development effort.  In addition, as part of its plans to resize its generic products division, Par made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  Accelerated depreciation of $0.9 million was recorded in 2008 in connection with assets that were held and used as of December 31, 2008 that are expected to be idled or sold in late 2009.  Par also had non-cash inventory write downs of $1.1 million for a product that was discontinued as part of its plans to resize its generic products division.  Inventory write downs and accelerated depreciation were classified as cost of goods sold and research and development expense on the consolidated statements of operations for the year ended December 31, 2008.

The following table summarizes the restructuring costs incurred by Par in the fourth quarter of 2008 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2008 ($ amounts in millions);

Restructuring activities	Initial Charge	Cash Payments	Non-cash charge to Additional paid-in-capital	Non-cash charge to Property, plant and equipment and/or intangible assets	Reversals, reclass or transfers	Liabilities at December 31, 2008
Severance and employee benefits to be paid in cash	$6.3	$ -	$ -	$ -	$ -	$6.3
Severance related to share-based compensation	3.2	-	(3.2)	-	-	-
Asset impairments and other	5.9	-	-	(5.8)	-	0.1
Total	$15.4	$ -	($3.2)	($5.8)	$ -	$6.4

The total $15.4 million charge related to the generic segment in the amount $13.5 million and $1.9 million of the charge related to the Strativa segment.  Par expects that approximately $6 million of this charge will result in cash expenditures during 2009.  The charges related to this plan to reduce the size of the generic business are reflected on the consolidated statements of operations for the year ended December 31, 2008.  The carrying amount of assets held for sale related to these actions was $2.4 million at December 31, 2008 and included in other current assets on the consolidated balance sheet.

Par expects to record an additional $1.2 million of one-time termination benefit costs in the first half of 2009.  Par also expects to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 but are expected to be idled or sold in late 2009.  Lease costs associated with a facility expected to be closed in late 2009 are estimated to be $1.7 million.

In the fourth quarter of 2006, Par made the decision to restructure its business operations and as a result, terminate approximately 10% of its workforce.  The restructuring plan met the criteria outlined in SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities.  During the fourth quarter of 2006, Par recorded a restructuring charge primarily to its generic business of approximately $1 million related to employee termination benefits.  During the year ended December 31, 2007, no additional restructuring charges were incurred and substantially all of the benefits were paid out.

Note 22 – Subsequent Events:

In the first quarter of 2009, one of our development partners, MonoSol Rx completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the product, thereby triggering our payment of a $1 million milestone.

On January 27, 2009, one of our development partners, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma. At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting a NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  Par does not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.  Par acquired the U.S. commercialization rights to Onconase® for the treatment of unresectable malignant mesothelioma in 2008.

 On February 6, 2009, one of our development partners, BioAlliance Pharma, completed Phase III studies and submitted a NDA for Loramyc® (miconazole Lauriad®) and is awaiting a response from the FDA indicating whether the NDA has been accepted for filing by the FDA, a process which could take up to 60 days.  In 2007, Par acquired an exclusive license to the U.S. commercialization rights to Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

On February 9, 2009, following a bench trial, the United States District Court for the Northern District of Illinois entered a judgment in favor of Pentech Pharmaceuticals, Inc. and against Par in the amount of $69,955,476.  This action had alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, Par recorded $45 million in settlements and loss contingencies, net on the consolidated statements of operations for the year ended December 31, 2008.  Par and its counsel are currently considering Par’s options for appeal.

Note 23 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2008 and 2007 are summarized below ($ amounts in thousands):

	Fiscal Quarters Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008
Total revenues	$154,928	$112,937	$148,967	$161,283
Gross margin	49,521	25,108	51,462	$50,480
Total operating expenses	48,504	52,645	49,040	$112,567
Operating income (loss)	2,642	(27,037)	4,622	($56,787)
Income (loss) from continuing operations	$2,526	($19,795)	$1,810	($30,453)
Gain (loss) from discontinued operations	60	(268)	(150)	($1,498)
Net income (loss)	$2,586	($20,063)	$1,660	($31,951)
Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.08	($0.59)	$0.05	($0.91)
(Loss) from discontinued operations	-	(0.01)	-	(0.05)
Net income (loss)	$0.08	($0.60)	$0.05	($0.96)
Diluted:
Income (loss) for continuing operations	$0.08	($0.59)	$0.05	($0.91)
(Loss) from discontinued operations	-	(0.01)	-	(0.05)
Net income (loss)	$0.08	($0.60)	$0.05	($0.96)

	Fiscal Quarters Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Total revenues	$234,210	$167,640	$212,676	$155,140
Gross margin	87,689	56,555	66,428	57,847
Total operating expenses	46,018	48,276	66,358	54,279
Operating income	61,671	8,279	70	3,568
Income from continuing operations	$41,514	$2,798	$1,269	$5,529
(Loss) from discontinued operations	-	-	-	(1,212)
Net income	$41,514	$2,798	$1,269	$4,317
Net income (loss) per common share
Basic:
Income for continuing operations	$1.20	$0.08	$0.04	$0.16
(Loss) from discontinued operations	-	-	-	(0.04)
Net income	$1.20	$0.08	$0.04	$0.12
Diluted:
Income for continuing operations	$1.19	$0.08	$0.04	$0.16
(Loss) from discontinued operations	-	-	-	(0.04)
Net income	$1.19	$0.08	$0.04	$0.12