Form 10-Q
period 2009-03-28
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2009-05-06
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2009

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of April 29, 2009: 34,782,965

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 28, 2009

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 28, 2009 and

December 31, 2008

 3

Condensed Consolidated Statements of Operations for the three months ended March 28, 2009 and March 29, 2008

 4

Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2009 and March 29, 2008

 5

Notes to Condensed Consolidated Financial Statements

 6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

30

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

43

Item 4.

 Controls and Procedures

  44

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  44

Item 1A.

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 6.

Exhibits

49

SIGNATURES

50

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 28,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$133,773	$170,629
Available for sale debt and marketable equity securities	70,813	93,097
Accounts receivable, net	131,658	83,408
Inventories	48,720	42,504
Prepaid expenses and other current assets	19,064	20,040
Deferred income tax assets	35,941	53,060
Income taxes receivable	39,856	35,397
Total current assets	479,825	498,135

Property, plant and equipment, at cost less accumulated depreciation and amortization	79,319	79,439
Available for sale debt and marketable equity securities	375	1,949
Intangible assets, net	28,956	35,208
Goodwill	63,729	63,729
Deferred financing costs and other assets	991	1,159
Non-current deferred income tax assets, net	68,030	68,618
Total assets	$721,225	$748,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129,234	$130,141
Accounts payable	29,037	22,879
Payables due to distribution agreement partners	43,297	91,451
Accrued salaries and employee benefits	14,173	11,850
Accrued expenses and other current liabilities	36,250	38,352
Total current liabilities	251,991	294,673

Long-term debt, less current portion	-	-
Other long-term liabilities	40,786	41,581
Commitments and contingencies	-	-

Stockholders' equity
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued 37,572,275 and 37,392,469 shares	375	374

Additional paid-in capital	322,047	319,976
Retained earnings	175,549	159,470
Accumulated other comprehensive gain	92	122
Treasury stock, at cost 2,815,369 and 2,716,010 shares	(69,615)	(67,959)
Total stockholders' equity	428,448	411,983
Total liabilities and stockholders’ equity	$721,225	$748,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008

Revenues:
Net product sales	$200,223	$151,237
Other product related revenues	3,812	3,691
Total revenues	204,035	154,928
Cost of goods sold	139,966	105,407
Gross margin	64,069	49,521
Operating expenses:
Research and development	7,172	17,158
Selling, general and administrative	32,960	31,346
Settlements and loss contingencies, net	(3,376)	-
Restructuring costs	1,401	-
Total operating expenses	38,157	48,504
Gain on sale of product rights and other	(1,100)	(1,625)
Operating income	27,012	2,642
Gain on extinguishment of senior subordinated convertible notes	245	-
Equity in loss of joint venture	-	(20)
Loss on marketable securities and other investments, net	(55)	-
Interest income	1,157	3,014
Interest expense	(2,567)	(3,510)
Income from continuing operations before provision for income taxes	25,792	2,126
Provision for income taxes	9,537	743
Income from continuing operations	16,255	1,383
Discontinued operations:
Gain from discontinued operations	-	505
Provision for income taxes	176	445
(Loss) gain from discontinued operations	(176)	60
Net income	$16,079	$1,443

Basic earnings per share of common stock:
Income from continuing operations	$0.48	$0.04
(Loss) gain from discontinued operations	0.00	0.00
Net income	$0.48	$0.04

Diluted earnings per share of common stock:
Income from continuing operations	$0.48	$0.04
(Loss) gain from discontinued operations	0.00	0.00
Net income	$0.48	$0.04

Weighted average number of common shares outstanding:
Basic	33,603	33,220
Diluted	33,772	33,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income	$16,079	$1,443
Deduct: (Loss) gain from discontinued operations, net of tax	(176)	60
Income from continuing operations	16,255	1,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	17,725	(700)
Non-cash interest expense	1,593	1,843
Depreciation and amortization	8,742	6,274
Allowances against accounts receivable	(13,106)	(18,924)
Share-based compensation expense	3,535	3,463
Loss on disposal of fixed assets	242	21
Gain on extinguishment of senior subordinated convertible notes	(245)	-
Other	(69)	(30)
Changes in assets and liabilities:
Increase in accounts receivable	(35,144)	(929)
(Increase) decrease in inventories	(6,216)	19,704
Decrease in prepaid expenses and other assets	2,760	1,006
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,711	(6,947)
(Decrease) increase in payables due to distribution agreement partners	(48,154)	8,774
(Increase) decrease in income taxes receivable/payable	(6,870)	3,541
Net cash (used in) provided by operating activities	(52,241)	18,479
Cash flows from investing activities:
Capital expenditures	(2,594)	(4,023)
Purchases of available for sale debt securities	-	(17,305)
Proceeds from maturity and sale of available for sale debt and marketable equity securities	21,772	34,995
Capital contributions to joint venture	-	(591)
Net cash provided by investing activities	19,178	13,076
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	30	301
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	59	75
Excess tax benefits on exercise of nonqualified stock options	12	194
Purchase of treasury stock	(1,656)	(1,064)
Principal payments under long-term and other borrowings	(2,238)	-
Net cash used in financing activities	(3,793)	(494)
Net (decrease) increase in cash and cash equivalents	(36,856)	31,061
Cash and cash equivalents at beginning of period	170,629	200,132
Cash and cash equivalents at end of period	$133,773	$231,193
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	($1,400)	($2,291)
Interest	$2,037	$2,875
Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,663	$1,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2009

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “Par,” “we,” “our,” or “us”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States.  In 2007, Par began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals.  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule).  Par also distributes several oral suspension products and certain products in the semi-solid form of a cream.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 28, 2009 and for the three-month periods ended March 28, 2009 and March 29, 2008 are unaudited; in the opinion of Par’s management, however, such statements include all adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2008 was derived from Par’s audited consolidated financial statements included in Par’s 2008 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements.  Accordingly, these statements should be read in conjunction with Par’s 2008 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 — Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. Par’s senior subordinated convertible notes are subject to FSP APB 14-1.  Upon conversion, Par has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for this type of convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on Par’s condensed consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 was effective as of January 1, 2009, with retrospective application required.  For instruments subject to the scope of FSP APB 14-1, higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Par estimates that its original $200 million aggregate principal amount of 2.875% senior subordinated convertible notes due 2010 had an approximate initial measurement of a $169 million liability component and a $31 million equity component.  Annual interest expense will be retroactively adjusted upward between $5.6 million to $7.0 million for the years 2008, 2007, 2006, and 2005.

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated balance sheet as of December 31, 2008 ($ amounts in thousands):

	As previously reported	Adjustments	As adjusted
Assets:
Current assets:
Deferred income tax assets	$55,230	($2,170)	$53,060
Total current assets	$500,305	($2,170)	$498,135
Non-current deferred income tax assets, net	$70,954	($2,336)	$68,618
Total assets	$752,743	($4,506)	$748,237

	As previously reported	Adjustments	As adjusted
Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$142,000	($11,859)	$130,141
Total current liabilities	$306,532	($11,859)	$294,673
Stockholders' equity:
Additional paid-in-capital	$289,666	$30,310	$319,976
Retained earnings	$182,427	($22,957)	$159,470
Total stockholders’ equity	$404,630	$7,353	$411,983
Total liabilities and stockholders' equity	$752,743	($4,506)	$748,237

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statement of operations for the period ending March 29, 2008 ($ amounts in thousands):

	As previously reported	Adjustments	As adjusted
Interest expense	($1,667)	($1,843)	($3,510)
Income from continuing operations before provision for income taxes	$3,969	($1,843)	$2,126
Provision for income taxes	$1,443	($700)	$743
Income from continuing operations	$2,526	($1,143)	$1,383
Net income	$2,586	($1,143)	$1,443

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.08	($0.04)	$0.04
Net (loss) income	$0.08	($0.04)	$0.04

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.08	($0.04)	$0.04
Net (loss) income	$0.08	($0.04)	$0.04

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statements of cash flows for the period ending March 29, 2008 ($ amounts in thousands):

	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Net income	$2,586	($1,143)	$1,443
Income from continuing operations	$2,526	($1,143)	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	-	($700)	($700)
Non-cash interest expense	-	$1,843	$1,843
Net cash provided by operating activities	$18,479	-	$18,479

Note 3 - Share-Based Compensation:

Par adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006.  SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Par elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value.   Under SFAS 123R, Par recognizes share-based compensation ratably over the service period applicable to the award.  SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with SFAS 123R, $0.01 million and $0.2 million of excess tax benefits for the three months ended March 28, 2009 and March 29, 2008, have been classified as both an operating cash outflow and financing cash inflow.

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

As of March 28, 2009, there were approximately 4.4 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans have been granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.  At March 28, 2009, approximately 0.7 million shares remain available for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three
	months ended	months ended
	March 28,	March 28,
	2009	2008
Risk-free interest rate	1.8%	3.0%
Expected life (in years)	6.3	6.3
Expected Volatility	43.7%	48.5%
Dividend	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because none of Par’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin 107.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  We will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three month periods ended March 28, 2009 and March 29, 2008 were $5.85 and $9.92.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the three-month periods ended March 28, 2009 and March 29, 2008 ($ amounts in thousands):

	For the three months ended
	March 28,	March 29,
	2009	2008
Cost of goods sold	$125	$62
Research and development	-	156
Selling, general and administrative	1,126	560
Total, pre-tax	$1,251	$778
Tax effect of share-based compensation	(475)	(296)
Total, net of tax	$776	$482

The following is a summary of Par’s stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2008	4,065	$31.88
Granted	1,108	13.04
Exercised	(5)	6.63
Forfeited	(545)	39.22
Balance at March 28, 2009	4,623	$26.55	6.3	$283
Exercisable at March 28, 2009	2,722	$35.00	4.1	$282
Vested and expected to vest at March 28, 2009	4,575	$26.66	5.3	$283

The total fair value of shares vested during the three-month period ended March 28, 2009 was $2.0 million and $5.3 million for the three-month period ended March 29, 2008.  As of March 28, 2009, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $11.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.1 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 28, 2009 and March 29, 2008 was as follows ($ amounts in thousands):

	For the three months ended
	March 28,	March 29,
	2009	2008
Cost of goods sold	$181	$164
Research and development	-	410
Selling, general and administrative	1,629	1,475
Total, pre-tax	$1,810	$2,049
Tax effect of stock-based compensation	(688)	(779)
Total, net of tax	$1,122	$1,270

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	864	$20.84
Granted	209	13.06
Vested	(174)	27.75
Forfeited	(31)	14.87
Non-vested balance at March 28, 2009	868	$18.04	$8,545

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2008	106	$23.72
Granted	50	13.09
Vested and shares issued	(41)	23.70
Forfeited	-	-
Unvested restricted stock unit balance at March 28, 2009	115	$18.87	$1,138
Vested awards not issued	94	$26.05	$924
Total restricted stock unit balance at March 28, 2009	209	$22.09	$2,062

As of March 28, 2009, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $15.1 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2 years.

Restricted Stock Grants With Market Performance Vesting Conditions

In 2008, Par issued restricted stock grants with market performance vesting conditions.  The vesting of restricted stock grants issued to certain employees of Par is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on Par’s common stock exceeds a minimum TSR relative to Par’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of 466 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if Par’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of approximately 5 employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, except by operation of the provisions of approximately 5 employment contracts under specific termination conditions.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate Par, to settle the restricted stock in cash.

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

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the three-month periods ended March 28, 2009 and March 29, 2008 ($ amounts in thousands):

	For the three months ended
	March 28,	March 29,
	2009	2008
Cost of goods sold	$47	$51
Research and development	-	127
Selling, general and administrative	426	458
Total, pre-tax	$473	$636
Tax effect of stock-based compensation	(180)	(242)
Total, net of tax	$293	$394

         As of March 28, 2009, $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions, is expected to be recognized over a weighted average period of approximately 2 years.

The following is a summary of Par’s restricted stock grants with market conditions activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	290	$24.78
Granted	-	-
Vested	-	-
Forfeited	(41)	24.78
Non-vested balance at March 28, 2009	249	$24.78	$2,449

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1 million shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 6 thousand shares during the three-month period ended March 28, 2009 and 4 thousand shares during the three-month period March 29, 2008.

Note 4 - Available for Sale Debt and Marketable Equity Securities:

At March 28, 2009 and December 31, 2008, all of Par’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 5 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of Par’s debt and marketable equity securities available for sale at March 28, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$21,299	$129	$ -	$21,428
Debt securities issued by various state and local municipalities and agencies	28,109	263	-	28,372
Other debt securities	21,255	-	(242)	21,013
Available for sale debt securities	70,663	392	(242)	70,813

Marketable equity securities available for sale Hana Biosciences, Inc.	375	-	-	375

Total	$71,038	$392	($242)	$71,188

Of the $0.2 million of unrealized loss as of March 28, 2009, $0.02 million has been in an unrealized loss position for greater than one year.  Par believes that these losses are not other-than-temporary in accordance with FASB Staff Position Nos. FAS 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due to its assessment that all amounts due according to the contractual terms of the related debt securities will be collected and its ability and intent to hold all marketable debt securities for a reasonable period of time sufficient for a recovery of fair value up to (or beyond) the cost of the investments.  All available for sale debt securities are classified as current on Par’s condensed consolidated balance sheet as of March 28, 2009.

Par sold its investment in a debt security issued by Ford Motor Credit Company for approximately $1.6 million during the three-month period ended March 28, 2009.  Par recorded a pre-tax gain of $0.3 million in the condensed consolidated statement of operations.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

Par recorded a loss of $0.2 million in the condensed consolidated statement of operations during the three-month period ended March 28, 2009, which represented an other-than-temporary impairment of Par’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  Par has classified its investment in Hana (at the revised cost of $0.4 million) as a non-current asset on its condensed consolidated balance sheet as of March 28, 2009 due to its intent to hold the investment for a period of time greater than 12 months.

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2008 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,241	$300	$ -	$41,541
Debt securities issued by various state and local municipalities and agencies	28,309	276	-	28,585
Other debt securities	24,698	-	(378)	24,320
Available for sale debt securities	94,248	576	(378)	94,446

Marketable equity securities available for sale Hana Biosciences, Inc.	600	-	-	600

Total	$94,848	$576	($378)	$95,046

 The following is a summary of the contractual maturities of Par’s available for sale debt securities at March 28, 2009 ($ amounts in thousands):

	March 28, 2009
		Estimated Fair
	Cost	Value
Less than one year	$49,733	$50,058
Due between 1-2 years	12,791	12,672
Due between 2-5 years	8,139	8,083
Total	$70,663	$70,813

Note 5 – Fair Value Measurements:

As described in Note 19 “Recent Accounting Pronouncements,” Par adopted SFAS 157 with respect to financial assets and liabilities as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  Our Level 1 assets include Par’s investment in Hana Biosciences, Inc. that is traded in an active exchange market.

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Par’s Level 2 assets primarily include debt securities including governmental agency and municipal securities, and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments.  All of Par’s Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The pricing model information is provided by third party entities (e.g., banks or brokers).  In some instances, these third party entities engage external pricing services to estimate the fair value of these securities.  Par has a general understanding of the methodologies employed by the pricing services in their pricing models.  Par corroborates the estimates of non-binding quotes from the third party entities’ pricing services to an independent source that provides quoted market prices from broker or dealer quotations.  Large differences, if any, are investigated by Par.  Based on historical differences, Par has not been required to adjust quotes provided by the third party entities’ pricing services used in estimating the fair value of these securities.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis were as follows ($ amounts in thousands):

	Estimated Fair Value at March 28, 2009	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$21,428	$ -	$21,428	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	28,372	-	28,372	-
Other debt securities (Note 4)	21,013	-	21,013	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	375	375	-	-
Total investments in debt and marketable equity securities	$71,188	$375	$70,813	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	March 28,	December 31,
	2009	2008

Gross trade accounts receivable	$229,805	$194,661
Chargebacks	(21,174)	(32,738)
Rebates and incentive programs	(26,022)	(27,110)
Returns	(37,302)	(38,128)
Cash discounts and other	(13,647)	(13,273)
Allowance for doubtful accounts	(2)	(4)
Accounts receivable, net	$131,658	$83,408

Allowance for doubtful accounts	For the three-month period ended
	March 28,	March 29,
	2009	2008
Balance at beginning of period	($4)	($20)
Additions – charge to expense	-	-
Adjustments and/or deductions	2	-
Balance at end of period	($2)	($20)

The following tables summarize the activity for the three months ended March 28, 2009 and the three months ended March 29, 2008,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Period Ended March 28, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($42,386)	($435)	(1)	$54,385	($21,174)
Rebates and incentive programs	(27,110)	(21,862)	157		22,793	(26,022)
Returns	(38,128)	(6,298)	(339)		7,463	(37,302)
Cash discounts and other	(13,273)	(11,329)	-		10,955	(13,647)
Total	($111,249)	($81,875)	($617)		$95,596	($98,145)

Accrued liabilities (2)	($21,912)	($6,042)	$ -		$2,955	($24,999)

	For the Period Ended March 29, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($107,639)	($539)	(1)	$110,197	($43,987)
Rebates and incentive programs	(42,859)	(23,086)	(1,571)	(3)	34,557	(32,959)
Returns	(47,102)	(4,904)	4,293	(4)	7,220	(40,493)
Cash discounts and other	(16,158)	(12,274)	349		12,321	(15,762)
Total	($152,125)	($147,903)	$2,532		$164,295	($133,201)

Accrued liabilities (2)	($17,684)	($8,482)	$805		$1,657	($23,704)

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

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the three-month period ended March 29, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the three-month period ended March 29, 2008, of $2.8 million.

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 50% of our net product sales were derived from the wholesale distribution channel for the three months ended March 28, 2009 and 72% for the three months ended March 29, 2008.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Par accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) Par generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned within six months prior to, and until 12 months following, such products’ expiration date. Par records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, Par considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Major Customers – Gross Accounts Receivable

	March 28,	December 31,
	2009	2008
McKesson Corporation	24%	36%
AmerisourceBergen Corporation	16%	17%
CVS Caremark	15%	5%
Cardinal Health Inc.	8%	13%
Other customers	37%	29%
Total gross accounts receivable	100%	100%

During the three months ended March 28, 2009, Par shipped a greater percentage of metoprolol as compared to prior periods directly to retail customers such as CVS to help alleviate supply issues in the market.

Note 7 - Inventories:

($ amounts in thousands)

	March 28,	December 31,
	2009	2008
Raw materials and supplies	$15,220	$13,760
Work-in-process	4,270	4,495
Finished goods	29,230	24,249
	$48,720	$42,504

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $2.5 million for the quarter ended March 28, 2009 and $3.1 million for the quarter ended March 29, 2008.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of March 28, 2009, Par had approximately $2.3 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	March 28,	December 31,
	2009	2008
Raw materials and supplies	$1,866	$577
Work-in-process	442	542
Finished goods	-	474
	$2,308	$1,593

       Pre-launch inventories at December 31, 2008 were mainly comprised of in-house developed products.  Since that time, Par increased the quantity of that inventory in preparation of anticipated launches later in 2009.  Write offs of pre-launch inventories, net of partner allocation, were $0.4 million for the quarter ended March 28, 2009 and $0.9 million for the quarter ended March 29, 2008.

Note 8 – Property, Plant and Equipment, net:

($ amounts in thousands)

	March 28,	December 31,
	2009	2008
Land	$1,882	$1,882
Buildings	25,581	25,571
Machinery and equipment	47,373	44,027
Office equipment, furniture and fixtures	4,750	4,774
Computer software and hardware	30,461	29,179
Leasehold improvements	11,543	11,548
Construction in progress	15,960	16,462
	137,550	133,443
Less accumulated depreciation and amortization	58,231	54,004
	$79,319	$79,439

Depreciation and amortization expense related to property, plant and equipment was $2.5 million for the three months ended March 28, 2009 and $3.9 million for the three months ended March 29, 2008.

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	March 28,	December 31,
	2009	2008
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $4,251 and $3,850	$5,750	$6,151
Paddock Licensing Agreement, net of accumulated amortization of $2,500 and $2,250	3,500	3,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $11,520 and $6,839	13,480	18,161
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,763 and $7,582	3,070	3,251
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $1,430 and $1,106	2,254	2,578
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,699 and $11,420	-	279
FSC Laboratories Agreement, net of accumulated amortization of $4,942 and $4,816	880	1,006
Other intangible assets, net of accumulated amortization of $5,226 and $5,216	22	32
	$28,956	$35,208

Par recorded amortization expense related to intangible assets of $6.3 million for the three-month period ended March 28, 2009 and $2.4 million for the three-month period ended March 29, 2008, and this amortization expense is included in cost of goods sold.

Amortization expense related to the intangible assets currently being amortized is expected to total approximately $9.5 million for the remainder of 2009, $8.3 million in 2010, $7.8 million in 2011, $2.8 million in 2012, and $0.6 million in 2013.

Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of March 28, 2009, Par believes its net intangible assets are recoverable.

Note 10 - Income Taxes:

Par reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.

The IRS is currently examining Par’s 2003-2007 federal income tax returns.  Prior periods have either been audited or are no longer subject to IRS audit.  Par is currently under audit by two state jurisdictions for the years 2003-2005.  In most other state jurisdictions, Par is no longer subject to examination by tax authorities for years prior to 2004.

Current deferred income tax assets at March 28, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Current deferred income tax assets at December 31, 2008 consisted of temporary differences primarily related to accounts receivable reserves and accrued expenses.  Non-current deferred income tax assets at March 28, 2009 and December 31, 2008 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

Par’s effective tax rate for continuing operations for the three months ended March 28, 2009 was 37% and 35% for the three months ended March 29, 2008.

Note 11 - Long-Term Debt:

Long-Term Debt

($ amounts in thousands)

	March 28,	December 31,
	2009	2008
Senior subordinated convertible notes (a)	$129,234	$130,141
Less current portion	(129,234)	(130,141)
	$-	$-

(a)

On March 28, 2009, the senior subordinated convertible notes had a face value of $139.5 million and a quoted market value of approximately $130 million.  On December 31, 2008, the senior subordinated convertible notes had a face value of $142 million and a quoted market value of approximately $112 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  Par may not redeem the notes prior to their maturity date.

See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration Par received from the Trustee of Par’s 2.875% senior subordinated convertible notes due 2010 and the related litigation.  Until the matter is resolved, Par is recording the payment obligations as a current liability as of March 28, 2009 because the Court in the matter could (i) rule against Par’s position and (ii) determine that the appropriate remedy would be the accelerated payment of the Notes.  Accordingly, Par cannot consider the possibility of accelerated payment to be remote.

In March 2009, Par repurchased senior subordinated convertible notes in the aggregate principal (face) amount of $2.5 million, including accrued interest.  Par recorded a gain of approximately $0.2 million in the first quarter of 2009 related to this debt extinguishment.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of the adoption of FSP APB 14-1.

Note 12 - Changes in Stockholders’ Equity:

Changes in Par’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income/(Loss) accounts during the three-month period ended March 28, 2009 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income/(Loss)
Balance, December 31, 2008	37,392	$374	$319,976	$122
Unrealized loss on available for sale securities, net of tax	-	-	-	(30)
Exercise of stock options	5	-	30	-
Tax benefit from exercise of stock options	-	-	12	-
Tax deficiency related to vesting of restricted stock	-	-	(1,441)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	59	-
Forfeitures of restricted stock	(73)	(1)	1	-
Issuances of restricted stock	248	2	(2)	-
Compensatory arrangements	-	-	3,535	-
Other	-	-	(123)	-
Balance, March 28, 2009	37,572	$375	$322,047	$92

Comprehensive Income	Three months ended
	March 28,	March 29,
	2009	2008

Net income	$16,079	$1,443
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(64)	(318)
Less: reclassification adjustment for net losses included in net income, net of tax	34	-
Comprehensive income	$16,049	$1,125

In April 2004, Par’s Board of Directors authorized the repurchase of up to $50.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par had repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1,643 thousand shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 28, 2009.  The repurchase program has no expiration date.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of the adoption of FSP APB 14-1.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended
	March 28,	March 29,
	2009	2008

Income from continuing operations	$16,255	$1,383

Gain from discontinued operations	-	505
Provision for income taxes	176	445
(Loss) gain from discontinued operations	(176)	60
Net income	$16,079	$1,443

Basic:
Weighted average number of common shares outstanding	33,603	33,220

Income from continuing operations	$0.48	$0.04
(Loss) gain from discontinued operations	0.00	0.00
Net income per share of common stock	$0.48	$0.04

Assuming dilution:
Weighted average number of common shares outstanding	33,603	33,220
Effect of dilutive securities	169	367
Weighted average number of common and common equivalent shares outstanding	33,772	33,587

Income from continuing operations	$0.48	$0.04
(Loss) gain from discontinued operations	0.00	0.00
Net income per share of common stock	$0.48	$0.04

Outstanding options of 4.1 million as of March 28, 2009 and 4.0 million as of March 29, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  As of March 28, 2009, restricted stock grants with market conditions were not included in the calculation of diluted earnings per share because the Total Stockholder Return (“TSR”) on Par’s common stock did not exceed a minimum TSR relative to Par’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of March 28, 2009 and March 29, 2008.  The warrants related to the notes are exercisable for an aggregate of 1,572 thousand shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share.

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

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against Par in the United States District Court for the Northern District of Illinois.  This action alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  On February 9, 2009, following a bench trial, the district court entered a judgment in favor of Pentech and against Par in the amount of $70 million.  Subsequently, on March 5,

2009, in order to avoid any further costs, burdens or distractions of litigation, Par entered into a Settlement Agreement with Pentech pursuant to which Par paid Pentech an amount of approximately $66 million.  Pursuant to the terms of the agreement, a stipulation dismissing the appeal of judgment and Pentech’s satisfaction of judgment was filed with the District Court.

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

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par removed the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  The Court has not yet ruled on the motions.  Until the matter is resolved, Par is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could rule against Par’s position and determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-

assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2, 2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for Central California granted Par’s motion to transfer the FTC lawsuit, as well as the three aforementioned class action suits, to the U.S. District Court for Northern Georgia, the jurisdiction in which Par’s original consent judgment relating to the patent litigation settlement entered.  On April 10, 2009, the cases were transferred.  On April 17, 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey and on April 21, 2009 Raymond Scurto on behalf of another class, filed a second class action complaint naming Par in the same court both alleging antitrust violations.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against Par in the United States District Court for the District of New Jersey. Novartis alleged that Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par and its subsidiary denied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid.  Par submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  On December 11, 2008, the company entered into a settlement agreement with Novartis.  On February 10, 2009, a stipulation of dismissal was entered by the judge, finally terminating the case.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  On April 17, 2009, a dismissal with prejudice was entered in the case pursuant to a settlement agreement between the parties.  In view of this agreement, Par will enter the market with generic Rythmol SR on January 1, 2011 or earlier depending on certain circumstances.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its answer and counterclaim to the Complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent Complaint was served on July 2, 2007 in the same District Court.  The new Complaint alleges that Par's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its Answer and Counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. Trial is currently set for April 16, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

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

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  Par has instructed its attorneys to move to withdraw the company from the litigation.

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

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its Answer and Counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On December 20, 2007, Santarus, Inc., and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an answer and counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.   Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline as a counterclaim defendant in this litigation.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen and GlaxoSmithKline.

On April 15, 2009, Par filed a declaratory judgment Complaint against Novartis and Ajinomoto Co., Inc. in the United States District Court for the Eastern District of Pennsylvania.  The complaint seeks declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 5,463,116; 5,488,150; 6,559,188; 6,641,841; 6,844,008; and 6,878,749 in view of Par’s December 22, 2004 submission of a Paragraph IV certification to the FDA for approval of 60 mg and 120 mg nateglinide oral tablets.  Par intends to prosecute this action vigorously against Novartis and Ajinomoto.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, the requested documents and information to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

Other

On March 19, 2009, Par was served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We intend to fully cooperate with the Department of Justice's inquiry.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.4 million, including interest, which has been accrued as of March 28, 2009.

Note 15 – Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $0.5 million which represents Par’s share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the period ended March 29, 2008.

Note 16 - Segment Information:

Par operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals.  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition.  Par operates the brand pharmaceutical segment under the name Strativa Pharmaceuticals.  Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.

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

  The financial data for the two business segments are as follows:

	Three months ended
	March 28,	March 29,
	2009	2008
Revenues:
Generic	$188,081	$129,884
Strativa	15,954	25,044
Total revenues	$204,035	$154,928

Gross margin:
Generic	$52,031	$30,132
Strativa	12,038	19,389
Total gross margin	$64,069	$49,521

Operating income (loss):
Generic	$31,378	$1,679
Strativa	(4,366)	963
Total operating income	$27,012	$2,642
Gain on extinguishment of senior subordinated convertible notes	245	-
Equity in loss of joint venture	-	(20)
Loss on marketable securities and other investments, net	(55)	-
Interest income	1,157	3,014
Interest expense	(2,567)	(3,510)
Provision for income taxes	9,537	743
Income from continuing operations	$16,255	$1,383

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to its branded operations.  Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows:

	Three months ended
	March 28,	March 29,
Product	2009	2008
Generic

Metoprolol succinate ER (Toprol-XL®)	$112,214	$43,298
Sumatriptan succinate injection (Imitrex®)	16,020	-
Meclizine Hydrochloride (Antivert®)	9,820	6,513
Dronabinol (Marinol®)	7,001	-
Fluticasone (Flonase®)	4,157	17,762
Propranolol HCl ER (Inderal LA®)	4,001	5,455
Cabergoline (Dostinex®)	3,775	7,982
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,144	3,279
Megestrol oral suspension (Megace®)	2,883	2,065
Hydralazine Hydrochloride (Apresazide®)	2,622	2,586
Methimazole (Tapazole®)	2,375	3,019
Various amoxicillin products (Amoxil®)	123	5,588
Other product related revenues (2)	1,312	1,048
Other (1)	18,634	31,289
Total Generic Revenues	$188,081	$129,884

Strativa
Megace® ES	$13,454	$22,401
Other product related revenues (2)	2,500	2,643
Total Strativa Revenues	$15,954	$25,044

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 2% of total generic revenues for three-month periods ended March 28, 2009 or March 29, 2008.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, and Nitrofurantoin, the generic version of Macrobid®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend this action.

During the three-month period ended March 28, 2009, Par recognized a gain on the sale of product rights of $1.1 million and $1.0 million during the three-month period ended March 29, 2008 related to the sale of multiple ANDAs.  In November 2007, Par entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  Par recorded $0.6 million in the operating results of the first quarter of 2008 when Par’s obligations were fulfilled related to this agreement.

Note 17 - Research and Development Agreements:

In February 2009, Par executed an amendment to its development and supply agreement with Cipla Limited (“Cipla”) for the development of additional generic product(s).  The total milestone payments could be up to $1.3 million under the agreement.  Par is responsible for the clinical costs, API costs, stability testing and process validation.  Par incurred $0.5 million as of March 2009 which was charged to research and development expense.  The agreement is set for a ten year term from commercial launch of the product.

In July 2007, Par entered into an exclusive licensing agreement under which we received commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, Par paid BioAlliance an initial payment of $15.0 million.  BioAlliance completed Phase III studies and on February 6, 2009 submitted a NDA for Loramyc®.   On April 9, 2009, we announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance had previously initiated the development of a debossed tablet and is planning to use that work to fulfill the FDA requirement and plans to resubmit the NDA.  Par will pay BioAlliance $20.0 million upon FDA approval.  In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

 In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which we acquired the commercialization rights in the United States and its territories to MonoSol’s thin film formulation of ondansetron.  Through March 2009, we made payments of $3.5 million (charged to research and development expense) to MonoSol, consisting of an initial payment of $1.3 million for the delivery of product prototype, development milestones of $1.3 million for the delivery of pilot stability reports and $1.0 million for the successful completion of the final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA, including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product.  On April 7, 2009, we submitted a NDA for the product.  If the product receives FDA approval MonoSol will earn a milestone payment of $2.5 million.  Upon FDA approval, MonoSol will supply commercial quantities of the product to us and we will commercialize the product in the United States and pay MonoSol royalties on net sales.

Note 18 – Restructuring Costs:

In October 2008, Par announced its plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In conjunction with this plan, Par has taken steps to reduce its research and development expenses by decreasing its internal generic research and development effort.  Under this plan, Par is continuing to concentrate its efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, Par initiated actions to trim its generic product portfolio in an effort to retain only those marketed products that deliver acceptable profit to Par.  These actions resulted in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative were eliminated as of December 31, 2008 and the remaining positions are expected to be eliminated by the end of the first half of 2009.  In connection with these actions, Par incurred expenses for severance and other employee-related costs.  In addition, as part of its plans to resize its generic products division, Par made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

During the first quarter of 2009, Par incurred additional restructuring costs as it continued to execute this plan.  The Company recognized pretax charges of approximately $1.4 million, ($0.9 million, after-tax) of one-time termination benefit costs. The pretax charges are reported in the “Restructuring costs” line in the condensed consolidated statements of operations for the three months ended March 28, 2009.

The following table summarizes the restructuring costs incurred by Par in the first quarter of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of March 28, 2009 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at March 28, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$1,738	$1,401	$ -	$5,917
Severance related to share-based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	-	-	-	60
Total	$15,452	$6,314	$1,738	$1,401	$ -	$5,977

 Par expects that approximately $6 million of the initial charge and $1.4 million of the additional charges will result in cash expenditures during 2009.  The carrying amount of assets held for sale related to these actions was $2.0 million at March 28, 2009 and included in other current assets on the condensed consolidated balance sheet.

Par expects to record an additional $0.2 million of one-time termination benefit costs in the second quarter of 2009.  Par previously disclosed that it had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 but were expected to be idled or sold in late 2009.  In conjunction with its acquisition of Nascobal and the MDRNA facility (see Note #20 – “Subsequent Events”), Par has reevaluated its plan for these assets.  Under its revised plans, these assets will be held and used for the life of the asset, and therefore Par has resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  Par accounted for these actions as a change in estimate in accordance with US GAAP.

Note 19 – Recent Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This FASB Staff Position is effective for periods ending after June 15, 2009.  We are evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2; and FSP FAS 115-2, and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009.  We are evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009.  We are evaluating the impact that this standard will have on our financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This FASB Staff Position is effective as of January 1, 2009.  Our acquisition of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA (formerly Nastech Pharmaceutical) as part of the transaction in the second quarter of 2009 will be accounted for under SFAS 141R.  Refer to Note 20 – “Subsequent Event.”

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 was effective as of the beginning of our 2009 fiscal year.  The adoption of EITF 07-5 did not have a material impact on our financial position, results of operation, or cash flows.

In December 2007, the FASB ratified Emerging Issue Task Force Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements.  A contractual arrangement falls within the scope of EITF 07-1 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  EITF 07-1 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  EITF 07-1 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  The adoption of EITF 07-1 did not have a material impact on our financial position, results of operation, or cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisition of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA (formerly Nastech Pharmaceutical) as part of the transaction in the second quarter of 2009 will be accounted for under SFAS 141R.  Refer to Note 20 – “Subsequent Event.”

  In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), was issued. SFAS 160 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties.  SFAS 160 was effective for Par’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively.  The adoption of SFAS 160 did not have a material impact on our financial position, results of operation, or cash flows.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Par’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 5, “Fair Value Measurements.”  The effective date of SFAS 157 with regard to non-financial assets and liabilities was January 1, 2009 for Par.  These non-financial assets and liabilities include goodwill.  The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Note 20 – Subsequent Events:

On March 31, 2009, Par acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC.   Nascobal® Nasal Spray is an FDA approved prescription vitamin B12 supplement indicated to treat vitamin B12 deficiency.  Under the terms of the all cash transaction, Par paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray will be manufactured by Par with assets acquired and operating leases assumed on March 31, 2009 from MDRNA (formerly Nastech Pharmaceutical).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2008, in Item 1A of this and our subsequent Quarterly Reports on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Report are made as of the date of this Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with Par’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

OVERVIEW

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and in early 2009, we resized our generic products division as part of an ongoing strategic assessment of our businesses.  This initiative is intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file/first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  We significantly reduced our research and development expenses by decreased levels of internal research and development activities in an effort to focus on completing products currently in development.  Also, we will continue seeking additional generic products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate our products in the marketplace.  We pay a percentage of the gross or net profits or sales to our strategic partners on sales of products covered by our distribution agreements.  Generally, products that Par had developed internally, and to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.  To continue the development of our Strativa segment, on March 31, 2009, we acquired the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray is an FDA approved prescription vitamin B12 supplement indicated to treat vitamin B12 deficiency.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.

Sales and gross margins of our products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with our significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expirations, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to Par from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed generic products and brand products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new Par manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of our recently introduced branded product and the successful development to commercialization of our in-licensed branded product pipeline.

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

GENERIC BUSINESS

Our strategy for our generic division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (i.e., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, we are able to effectively and efficiently pursue these opportunities and support our partners.

In the three-month period ending March 28, 2009, our generic business net revenues and gross margin were concentrated in a few products, including two products that were launched subsequent to the first quarter of 2008.  The top 5 generic products that we plan to market throughout 2009 accounted for approximately 70% total revenues and approximately 60% of total gross margins in the first quarter of 2009.

Throughout the first quarter of 2009, we did not have competition for sales of metoprolol (sold pursuant to a supply and distribution agreement with AstraZeneca), which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole distributor.

In November 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  Throughout the first quarter of 2009, we remained the sole distributor of 3 SKUs (packaging sizes) with one competitor for a single SKU.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

We marketed meclizine prior to an explosion at the manufacturing facility of our API supplier in February 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our abbreviated new drug application to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  Throughout the first quarter of 2009, we believe we were the exclusive supplier of this generic product.

In addition, our investments in generic development is expected to yield approximately 14 new product launches during the remainder of 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; expiry of regulatory exclusivity.  However, such dates may change due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for Par as many of these products are first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.

STRATIVA

For Strativa, we will continue to invest in the marketing and sales of our promoted products and prepare for the commercialization of our licensed products.   In addition, we will continue to seek new licenses and acquisitions that accelerate the growth of our branded business.

In July 2005, we received FDA approval for our first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the company has licensed from Bristol-Myers Squibb Company.  The net book value of the trademark was $5.8 million at March 28, 2009 and will be amortized over approximately 3.5 years.  We have promoted Megace® ES as our primary brand product since 2005.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel®, as well as future versions of the product or other products that are mutually agreed upon, for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  On April 9, 2009, the U.S. District Court of Central California granted our motion to transfer the lawsuit, along with three class action lawsuits that had been filed in the same court, to the United States District Court for the Northern District of Georgia, the jurisdiction in which our consent judgment in connection with the original patent litigation had been entered.  On April 17, 2009 and April 21, 2009, two additional class action plaintiffs filed complaints in the United States District Court for the District of New Jersey alleging antitrust law violations.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to vigorously defend these actions.

In July 2007, we entered into an exclusive licensing agreement under which we received commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  BioAlliance completed Phase III studies and on February 6, 2009 submitted a NDA for Loramyc®.   On April 9, 2009, we announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance had previously initiated the development of a debossed tablet and is planning to use that work to fulfill the FDA requirement and plans to resubmit the NDA later this year.

In August 2007, we also acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  Assuming successful development and approval, ZensanaTM could be among the first in our class of 5-HT3 antagonist anti-emetic therapies to be available in an oral spray form.  Par and its development partner in this program, NovaDel, are collaborating in the reformulation of ZensanaTM.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are working with NovaDel to further evaluate the results in order to determine the next steps for the ZensanaTM program.

In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which we acquired the commercialization rights in the United States and its territories to MonoSol’s thin film formulation of ondansetron.  Through March 2009, we made payments of $3.5 million (charged to research and development expense) to MonoSol, consisting of an initial payment of $1.3 million for the delivery of product prototype, development milestones of $1.3 million for the delivery of pilot stability reports and $1.0 million for the successful completion of the final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA, including meeting all applicable clinical end-points necessary for the approval of the NDA for the Product.  On April 7, 2009, we submitted a NDA for the product.  If the product receives FDA approval, MonoSol will earn a milestone payment of $2.5 million.  Upon FDA approval, MonoSol will supply commercial quantities of the product to us and we will commercialize the product in the United States and pay MonoSol royalties on net sales.

In January 2008, we announced that we entered into an exclusive licensing agreement with Alfacell Corporation (“Alfacell”) to acquire the commercialization rights in the United States for Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial, which assessed treatment with Onconase® plus doxorubicin compared to treatment with doxorubicin alone, did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  However, based on the preliminary data from the Phase III study, statistically significant results were achieved in the subset of evaluable unresectable malignant mesothelioma patients who failed a prior chemotherapy regimen before entering this clinical trial.  This subset of patients achieved a statistically significant increase in overall survival when treated with Onconase® plus doxorubicin compared to treatment with doxorubicin alone.  On January 27, 2009, Alfacell reported that it has conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma patients.  At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting an NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial, prior to submitting an NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for unresectable malignant mesothelioma.  We do not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

 On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC.   Nascobal® Nasal Spray is an FDA approved prescription vitamin B12 supplement indicated to treat vitamin B12 deficiency.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray will be manufactured by Par with assets acquired and operating leases assumed on March 31, 2009 from MDRNA (formerly Nastech Pharmaceutical).

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic forms of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Revenues

Total revenues of our top selling products were as follows:

	Three months ended
	March 28,	March 29,
Product	2009	2008	$ Change
Generic

Metoprolol succinate ER (Toprol-XL®)	$112,214	$43,298	$68,916
Sumatriptan succinate injection (Imitrex®)	16,020	-	16,020
Meclizine Hydrochloride (Antivert®)	9,820	6,513	3,307
Dronabinol (Marinol®)	7,001	-	7,001
Fluticasone (Flonase®)	4,157	17,762	(13,605)
Propranolol HCl ER (Inderal LA®)	4,001	5,455	(1,454)
Cabergoline (Dostinex®)	3,775	7,982	(4,207)
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	3,144	3,279	(135)
Megestrol oral suspension (Megace®)	2,883	2,065	818
Hydralazine Hydrochloride (Apresazide®)	2,622	2,586	36
Other product related revenues	1,312	1,048	264
Other	19,123	37,888	(18,765)
Total Generic Revenues	$188,081	$129,884	$58,197

Strativa
Megace® ES	$13,454	$22,401	($8,947)
Other product related revenues	2,500	2,643	(143)
Total Strativa Revenues	$15,954	$25,044	($9,090)

	Three months ended
					Percentage of Total Revenues
	March 28,	March 29,			March 28,	March 29,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Revenues:
Generic	$188,081	$129,884	$58,197	44.8%	92.2%	83.8%
Strativa	15,954	25,044	(9,090)	(36.3%)	7.8%	16.2%
Total revenues	$204,035	$154,928	$49,107	31.7%	100.0%	100.0%

The increase in generic segment revenues in the first quarter of 2009 was primarily due to the lack of competition for sales of metoprolol that resulted in increased volume of units sold coupled with a price increase commensurate with being the sole distributor of the generic product.   We also launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout the first quarter of 2009, we remained the sole distributor of 3 sumatriptan SKUs with one competitor for a single SKU.  In the third quarter of 2008, Par launched multiple strengths of dronabinol.  We also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  We believe we were the exclusive supplier of this generic product, throughout the first quarter of 2009. These gains were tempered by lower sales of fluticasone as the supply agreement with GlaxoSmithKline plc was not extended and we have substantially sold through all available inventories as of March 28, 2009.  In addition, cabergoline sales were negatively impacted by the loss of key customers and pricing pressure due to additional competition.  Products aggregated in “Other” also declined principally due to the generic segment’s resizing that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins coupled with pricing pressures on the remaining products.

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were $145.0 million or 72% of the Company’s total product revenues for the three month period ended March 28, 2009 and $87.0 million or 56% of our total product revenues for the three month period ended March 29, 2008.  The increase in the percentage is primarily driven by higher sales of metoprolol, dronabinol, and sumatriptan.  We are substantially dependent upon distributed products for our overall sales and any inability by our suppliers to meet demand could adversely affect our future sales.

The net sales decline of Megace® ES in the first quarter of 2009 is primarily attributed to the timing of trade buying patterns.  In December 2007, the trade delayed its Megace® ES purchases until after the holidays to the benefit of the first quarter of 2008.  In December 2008, the trade accelerated its Megace® ES purchases before the holidays to the detriment of the first quarter of 2009.

Gross Revenues to Total Revenues Deductions

Generic drug pricing at the wholesale level can create significant differences between our invoice price and net selling price.  Wholesale customers purchase product from us at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between us and the providers, and the wholesaler submits a chargeback credit to us for the difference.  We record estimates for these chargebacks, sales returns, rebates and incentive programs, and the sales allowances, for all our customers at the time of sale, as reductions to gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

As detailed above, we have the experience and the access to relevant information that we believe necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other market factors beyond our control.  The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels.  We regularly review the information related to these estimates and adjust our reserves accordingly if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two- to four-month period, on average.

We recognize revenue for product sales when title and risk of loss have transferred to our customers and when collectibility is reasonably assured.  This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, Par records estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales reserves that reduce accounts receivable.

Our gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	March 28, 2009	Percentage of Gross Revenues	March 29, 2008	Percentage of Gross Revenues
	($ thousands)		($ thousands)
Gross revenues	$292,569		$307,976

Chargebacks	(42,821)	14.6%	(108,178)	35.1%
Rebates and incentive programs	(21,705)	7.4%	(24,657)	8.0%
Returns	(6,637)	2.3%	(611)	0.2%
Cash discounts and other	(11,329)	3.9%	(11,925)	3.9%
Medicaid rebates and rebates due under other US Government pricing programs	(6,042)	2.1%	(7,677)	2.5%
Total deductions	(88,534)	30.3%	(153,048)	49.7%

Total revenues	$204,035	69.7%	$154,928	50.3%

The total gross-to-net sales adjustments as a percentage of gross sales decreased for the three months ended March 28, 2009, compared to the three months ended March 29, 2008, primarily due to the significant reduction of chargebacks driven by lower overall volume of sales of products that carry higher than average chargeback rates, including lower fluticasone sales coupled with the discontinuation of other lower margin products.  In addition, the chargeback rate benefited from new product launches of dronabinol and sumatriptan and the lack of competition for sales of metoprolol.  Refer to the March 29, 2008 accounts receivable reserves activity table below for details of the prior period returns deduction amount.

The following tables summarize the activity for the three months ended March 28, 2009 and March 29, 2008 in the accounts affected by the estimated provisions described above:

	For the Period Ended March 28, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($42,386)	($435)	(1)	$54,385	($21,174)
Rebates and incentive programs	(27,110)	(21,862)	157		22,793	(26,022)
Returns	(38,128)	(6,298)	(339)		7,463	(37,302)
Cash discounts and other	(13,273)	(11,329)	-		10,955	(13,647)
Total	($111,249)	($81,875)	($617)		$95,596	($98,145)

Accrued liabilities (2)	($21,912)	($6,042)	$ -		$2,955	($24,999)

	For the Period Ended March 29, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($107,639)	($539)	(1)	$110,197	($43,987)
Rebates and incentive programs	(42,859)	(23,086)	(1,571)	(3)	34,557	(32,959)
Returns	(47,102)	(4,904)	4,293	(4)	7,220	(40,493)
Cash discounts and other	(16,158)	(12,274)	349		12,321	(15,762)
Total	($152,125)	($147,903)	$2,532		$164,295	($133,201)

Accrued liabilities (2)	($17,684)	($8,482)	$805		$1,657	($23,704)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer(s) that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the three-month period ended March 29, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the three-month period ended March 29, 2008, of $2.8 million.

Use of Estimates in Reserves

We believe that our reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause Par’s allowances and accruals to fluctuate, particularly with newly launched or acquired products.  We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves,  the resulting adjustments to those reserves would increase our reported net revenues. If we were to change its assumptions and estimates, our reserves would change, which would impact the net revenues that we report.  We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Gross Margin

We consider gross margin to be a key performance indicator of our profitability.

	Three months ended
				Percentage of Total Revenues
	March 28,	March 29,		March 28,	March 29,
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Generic	$52,031	$30,132	$21,899	27.7%	23.2%
Strativa	12,038	19,389	(7,351)	75.5%	77.4%
Total gross margin	$64,069	$49,521	$14,548	31.4%	32.0%

Our increase in gross margin dollars is primarily due to the launches of sumatriptan and dronabinol coupled with higher sales of metoprolol and meclizine.  These 4 products with propranolol and cabergoline totaled approximately $35 million gross margin dollars and a margin percentage of approximately 23% for the first quarter of 2009.  Gross margin related to all other revenues (approximately $17 million and a margin percentage of approximately 48%) benefited from the generic segment’s resizing begun in the fourth quarter of 2008 that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins, royalties, and the first quarter launch of alprazolam that has a high gross margin percentage.

Strativa gross margin dollars decreased for the three months ended March 28, 2009, primarily due to lower sales of Megace® ES.  Strativa’s gross margin percentage deteriorated due mainly to increased rebates.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
	March 28,	March 29,			March 28,	March 29,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Research and development:
Generic	$5,890	$11,700	($5,810)	(49.7%)	3.1%	9.0%
Strativa	1,282	5,458	(4,176)	(76.5%)	8.0%	21.8%
Total research and development	$7,172	$17,158	($9,986)	(58.2%)	3.5%	11.1%

Strativa:

In June 2008, Strativa acquired the commercialization rights in the United States and its territories to the orally dissolving thin film strips (ODFS) formulation of ondansetron from MonoSol Rx.  In January 2009, MonoSol Rx triggered a $1.0 million dollar milestone payment upon successful completion of bioequivalence reports for ODFS which indicated successful completion of all clinical studies and all applicable clinical end-points necessary to file a NDA for the product with the FDA.  Based upon these studies, on April 7, 2009, Strativa submitted a NDA for ODFS to the FDA seeking approval in 8 mg and 4 mg strengths for the prevention of chemotherapy and radiation-induced nausea and vomiting, and prevention of post-operative nausea and vomiting.  Contract to date, Strativa has paid MonoSol Rx a total of $3.5 million for the completion of certain milestones; the next milestone payment is payable upon FDA approval of the NDA.

This expense was offset by the non-recurrence of a $5 million initial cash payment made to Alfacell Corporation in the first quarter of 2008 under an exclusive licensing agreement with Alfacell to acquire the commercialization rights to Onconase® in the United States.   In January 2009, Alfacell reported that it conducted a pre-NDA meeting with the FDA to discuss its planned submission of the final components of the Onconase® rolling New Drug Application for the treatment of unresectable malignant mesothelioma. At the pre-NDA meeting, the FDA provided guidance to Alfacell recommending that an additional clinical trial be conducted in unresectable malignant mesothelioma patients that have failed one prior chemotherapy regimen, prior to submitting an NDA.  Alfacell’s current financial situation does not allow it to pursue an additional clinical trial prior to submitting a NDA until other sources of capital are secured.  Alfacell intends to continue to explore strategic alternatives and additional capital.  Under our agreement, the next milestone payment to Alfacell is payable upon approval of Onconase® by the FDA for the treatment of unresectable malignant mesothelioma.  We do not have an obligation to provide Alfacell with any additional funding to conduct the FDA required additional clinical trial.

Generic:

In October 2008, we announced plans to resize our generic unit as part of an ongoing strategic assessment of our businesses.  In conjunction with this action, we significantly reduced our internal Generic research and development effort during the first quarter of 2009.  Expenditures were reduced by $5.8 million driven by a $2.3 million reduction in employment related costs on headcount reductions of approximately 65 employees.  The remainder of savings was achieved through lower development and biostudy costs as we concentrate our efforts on completing a more focused portfolio of generic products.

As a result of our product development program, we or our strategic partners currently have approximately 37 ANDAs pending with the FDA.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Although there can be no such assurance, research and development expenses for 2009, including payments to be made to unaffiliated companies, and expected milestone payments under currently executed brand licensing arrangements (refer to Notes to Consolidated Financial Statements – Note 17 – “Research and Development Agreements”) are expected to decrease by approximately 50% to 60% from 2008.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
	March 28,	March 29,			March 28,	March 29,
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Selling, general and administrative	$32,960	$31,346	$1,614	5.1%	16.2%	20.2%

The net increase in SG&A expenditures principally reflects:

•

an increase in employment costs of $0.7 million, driven by higher estimated bonus costs tempered by headcount reductions,

•

$0.7 million of increased allocations of stock based compensation costs driven by the significant downsizing of the R&D organization (total stock based compensation costs for Par are essentially flat versus prior year), and

•

higher legal fees of $0.5 million.

These increases were tempered by lower consulting fees of $0.4 million.  Costs related to Par’s on-going investment behind Strativa sales and marketing were essentially flat as increased pre-launch costs behind products currently being developed were offset by the elimination of a contract sales force and lower product liability insurance premiums.

Settlements and Loss Contingencies, net

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Settlements and loss contingencies, net	($3,376)	$ -

Settlements and loss contingencies, net, of $3.4 million during the three months ended March 28, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc.  On February 9, 2009, following a bench trial, the United States District Court for the Northern District of Illinois entered a judgment in favor of Pentech and against Par in the amount of $70.0 million.  This action had alleged that we breached our contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that we breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, we recorded (as a subsequent event) $45 million in settlements and loss contingencies, net, on the consolidated statements of operations for the year ended December 31, 2008.  Subsequently, in March 2009, we and Pentech entered into a settlement agreement and release under which the parties fully resolved all disputes, claims, and issues in connection with this litigation for $66.1 million.  We paid $66.1 million in cash and recorded a $3.9 million gain related to this settlement, net of $0.5 million of interest accrued from January 1, 2009.

Restructuring Costs

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Restructuring costs	$1,401	$ -

In October 2008, we announced our plans to resize our generic products division as part of an ongoing strategic assessment of our businesses.  In conjunction with this plan, we have taken steps to reduce our research and development expenses by decreasing internal generic research and development effort.  Under this plan, we are continuing to concentrate our efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, we initiated actions to trim our generic product portfolio in an effort to retain only those marketed products that deliver acceptable profit.  These actions resulted in a workforce reduction of approximately 190 employees.  Approximately 30% of the affected positions in manufacturing, research and development, and general and administrative were eliminated as of December 31, 2008 and the remaining positions are expected to be eliminated by the end of the first half of 2009.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, as part of our plans to resize our generic products division, we determined to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

During the first quarter of 2009, we incurred additional restructuring costs as it continued to execute this plan.  We recognized charges for one-time termination benefit costs.

The following table summarizes the restructuring costs in the first quarter of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of March 28, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at March 28, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$1,738	$1,401	$ -	$5,917
Severance related to share-based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	-	-	-	60
Total	$15,452	$6,314	$1,738	$1,401	$ -	$5,977

We expect that approximately $6 million of the initial charge and $1.4 million of the additional charges will result in cash expenditures during 2009.  We expect to record an additional $0.2 million of one-time termination benefit costs in the second quarter of 2009.  We previously disclosed that we had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 but were expected to be idled or sold in late 2009.  In conjunction with our acquisition of Nascobal and the MDRNA facility (see “Subsequent Events” below), we have reevaluated our plan for these assets.  Under its revised plans, these assets will be held and used for the life of the asset, and therefore we have resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  We accounted for these actions as a change in estimate in accordance with U.S. GAAP.

Gain on Sales of Product Rights and other

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Gain on sale of product rights and other	($1,100)	($1,625)

During the three-month periods ended March 28, 2009 and March 29, 2008, we recognized a gain on the sale of product rights of $1.1 million and $1.0 million, related to the sale of multiple ANDAs.

In November 2007, we entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party that is seeking to commercialize Megace® ES outside of the U.S.  We recorded $0.6 million in the quarter ended March 29, 2008, when our obligations were fulfilled related to this agreement.

Operating Income

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008	$ Change
Operating income:
Generic	$31,378	$1,679	$29,699
Strativa	(4,366)	963	(5,329)
Total operating income	$27,012	$2,642	$24,370

Our increased operating income in the first quarter of 2009 was mainly due to the increase in gross margins for the generic segment as discussed above, coupled with the decrease in R&D expenditures.

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Gain on extinguishment of senior subordinated convertible notes	$245	$ -

In March 2009, we repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $2.5 million for approximately $2.3 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  The repurchase also resulted in the write-off of approximately $0.02 million of deferred financing costs in the fourth quarter of 2008.  We recorded a gain of approximately $0.25 million, in the first quarter of 2009 related to this debt extinguishment.

Interest Income

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Interest income	$1,157	$3,014

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds, coupled with a lower average portfolio balance principally due to the cash settlement to Pentech.

Interest Expense

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Interest expense	($2,567)	($3,510)

Interest expense principally includes interest payable on our senior subordinated convertible notes due 2010 and is lower primarily due to our repurchase of notes in the aggregate principal amount of $60.5 million during October 2008 and March 2009.   As further detailed in Note 2 – “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” of the accompanying condensed consolidated financial statements, on January 1, 2009, Par adopted the provisions of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) and restated first quarter 2008 interest expense to $3.5 million.

Income Taxes

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Provision for income taxes	$9,537	$743
Effective tax rate	37%	35%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to condensed consolidated financials statements - Note 10 – “Income Taxes”).

Discontinued Operations

	Three months ended
	March 28,	March 29,
($ in thousands)	2009	2008
Gain from discontinued operations	$ -	$505
Provision for income taxes	176	445
(Loss) gain from discontinued operations	($176)	$60

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party. Under the terms of the divestiture, we received $0.5 million during the period ended March 29, 2008 which represents our share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the quarter ended March 29, 2008.  In the three month period ended March 28, 2009, we recorded $0.2 million and $0.5 million in the three month period ended March 29, 2008 to discontinued operations related to tax contingencies.

FINANCIAL CONDITION

Liquidity and Capital Resources

Three months ended
March 28,
($ in thousands)	2009
Cash and cash equivalents at beginning of period	$170,629
Net cash used in operating activities	(52,241)
Net cash provided by investing activities	19,178
Net cash used in financing activities	(3,793)
Net decrease in cash and cash equivalents	($36,856)
Cash and cash equivalents at end of period	$133,773

Cash and cash equivalents at March 28, 2009 decreased from December 31, 2008.  Cash used in operations for the three months ended March 28, 2009, reflects the cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million partially offset by cash generated by operations.  Cash flows provided by investing activities were driven by the liquidation of net investments in available for sale debt securities to fund the payment of the unfavorable court decision related to Pentech.  Cash used in financing activities in the three-month period ended March 28, 2009 mainly represented the repurchase of $2.5 million (face value) of senior subordinated convertible notes.

Our working capital, current assets minus current liabilities, of $228 million at March 28, 2009 increased approximately $25 million from $203 million at December 31, 2008.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.90x at March 28, 2009 compared to 1.69x at December 31, 2008.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In the first quarter of 2009, we collected approximately $161 million with respect to net product sales as compared to approximately $140 million in the first quarter of 2008.  The increase can be attributed to our improved sales performance in the first quarter of 2009 as compared to the prior year quarter.  Our ability to continue to generate cash from operations is predicated on our ability to monetize our current product portfolio, product pipeline, and future products acquired.  Our generic product pipeline included 13 first-to-file ANDAs and our Strativa pipeline had 3 brand drugs in active development as of March 28, 2009.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of its business.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

Cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million in the first quarter of 2009.

•

Cash paid for inventory purchases was approximately $37 million for the first quarter of 2009 as compared to approximately $31 million for prior year quarter.  The increase is mainly due to our 2009 sales performance improvement, which resulted in improved inventory turns.

•

Cash paid to all other suppliers and third parties was approximately $103 million for the first quarter of 2009 as compared to approximately $57 million for the prior year quarter.  The increase is mainly due to our 2009 sales performance improvement that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees was approximately $20 million for the first quarter of 2009 as compared to approximately $28 million for the prior year quarter.  The decrease is mainly due to the resizing of our generic products division begun in October 2008, which resulted in a workforce reduction of approximately 190 employees coupled with lower bonus payments in the first quarter of 2009.

•

The payment of the senior subordinated convertible notes with a face amount of $139.5 million by September 2010 or sooner.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $4.4 million, including interest, as of March 28, 2009 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2009 capital expenditures are expected to total approximately $7 million.

•

Expenditures related to current business development and product acquisition activities.  As of March 28, 2009, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $52 million. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of $43.3 million as of March 28, 2009 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $43.3 million during the first two months of the second quarter of 2009.

We believe that we will be able to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows and that along with existing cash, cash equivalents and available for sale securities will allow us to meet our financial obligations over the foreseeable future.  We expect to continue to fund our operations, including our research and development activities, capital projects, in-licensing product activity and obligations under our existing distribution and development arrangements discussed herein, out of our working capital.  Our future product acquisitions may require additional debt and/or equity financing; there can be no assurance that we will be able to obtain any such additional financing when needed on terms acceptable or favorable to it.

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of March 28, 2009.  We do not currently anticipate utilizing additional available authorization under the repurchase program.

In addition to our cash and cash equivalents, we had $70.8 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of March 28, 2009.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of March 28, 2009

The dollar values of our material contractual obligations and commercial commitments as of March 28, 2009 were as follows, in $ thousands:

		Amounts Due by Period
Obligation	Total Monetary	2009	2010 to	2012 to	2014 and
	Obligations		2011	2013	thereafter	Other
Operating leases	$12,023	$3,653	$6,681	$1,336	$353	$ -
Convertible notes (1)	139,500	139,500	-	-	-	-
Interest payments (2)	6,065	3,060	3,005	-	-	-
Purchase obligations (3)	69,086	69,086	-	-	-	-
Long-term tax liability (4)	40,786	-	-	-	-	40,786
Severance payments	4,153	4,153	-	-	-	-
Other	1,663	1,663	-	-	-	-
Total obligations	$273,276	$221,115	$9,686	$1,336	$353	$40,786

(1)

The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  See “Legal Proceedings” in Note 14 to condensed consolidated financial statements, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration we received from the Trustee of our 2.875% Senior Subordinated Convertible Notes due 2010 and related litigation.  Until the matter is resolved, we are recording the payment obligations as a current liability as of March 28, 2009 because the Court in the matter could rule against our position and determine that the appropriate remedy would be the accelerated payment of the Notes.

(2)

 Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010.  A portion of these amounts would not be payable if the Notes are earlier converted, accelerated or repurchased.

(3)

 Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(4)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 28, 2009, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

At March 28, 2009, our total outstanding short and long-term debt, including the current portion, had a face value of $139.5 million.  The amount consisted of Senior Subordinated Convertible Notes that we sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The Notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the Notes converted.  The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  We may not redeem the Notes prior to the maturity date.  The Trustee under the Indenture governing the Notes has alleged that we have defaulted in the performance of our obligations under the Indenture and has instituted a lawsuit in connection therewith.  Accordingly, until the matter is resolved, we are recording the payment obligations under the Notes as a current liability on our condensed consolidated balance sheet as of March 28, 2009.  Refer to Notes to condensed consolidated financial statements – Note 14 – “Commitments, Contingencies and Other Matters.”

In conjunction with the adoption of FSP APB 14-1, we allocated a portion of the Senior Subordinated Convertible Notes between liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of our type of convertible debt instruments entirely as debt.  The effect of FSP APB 14-1 for our type of convertible debt instrument is that the equity component is included in the additional paid-in capital section of stockholders’ equity on Par’s condensed consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 was effective as of January 1, 2009, with retrospective application required.  Higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  As of March 28, 2009, our condensed consolidated balance sheet reflects the debt amount of $129.2 million, a related deferred tax liability amount of $3.9 million and an equity component of $6.4 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of Par’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Subsequent Events

On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC.   Nascobal® Nasal Spray is an FDA approved prescription vitamin B12 supplement indicated to treat vitamin B12 deficiency.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray will be manufactured by Par with assets acquired and operating leases assumed on March 31, 2009 from MDRNA (formerly Nastech Pharmaceutical).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments. Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our  investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on March 28, 2009 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally also have lower interest rate risk relative to its investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.3 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject Par to market risk at March 28, 2009 and December 31, 2008 ($ amounts in thousands):

	March 28,	December 31,
	2009	2008
Securities issued by government agencies	$21,428	$41,541
Debt securities issued by various state and local municipalities and agencies	28,372	28,585
Other debt securities	21,013	24,320
Marketable equity securities available for sale	375	600
Total	$71,188	$95,046

Senior Subordinated Convertible Notes

The outstanding face value of our Senior Subordinated Convertible Notes was $139.5 million and they bear fixed interest at an annual rate of 2.875% as of March 28, 2009.  The Notes mature on September 30, 2010, unless earlier converted, accelerated or repurchased.  On March 28, 2009, the Senior Subordinated Convertible Notes had a quoted market value of approximately $130 million, which was higher than the quoted market value as of December 31, 2008.

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of March 28, 2009.  Based on that evaluation, our management, including our CEO and the CFO, concluded that our disclosure controls and procedures were effective as of March 28, 2009.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified during the quarter ended March 28, 2009.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contractual Matters

On May 3, 2004, Pentech Pharmaceuticals, Inc. (“Pentech”) filed an action against Par in the United States District Court for the Northern District of Illinois.  This action alleged that Par breached its contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that Par breached fiduciary duties allegedly owed to Pentech.  On February 9, 2009, following a bench trial, the district court entered a judgment in favor of Pentech and against Par in the amount of $70 million.  Subsequently, on March 5, 2009, in order to avoid any further costs, burdens or distractions of litigation, Par entered into a Settlement Agreement with Pentech pursuant to which Par paid Pentech an amount of approximately $66 million.  Pursuant to the terms of the agreement, a stipulation dismissing the appeal of judgment and Pentech’s satisfaction of judgment was filed with the District Court.

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

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demands, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par removed the lawsuit to the U.S. District Court for the Southern District of New York and has filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  The Court has not yet ruled on the motions.  Until the matter is resolved, Par is recording the payment obligations as a current liability on the condensed consolidated balance sheets because the Court in the matter could rule against Par’s position and determine that the appropriate remedy would be the accelerated payment of the convertible notes.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office action in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2, 2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for Central California granted Par’s motion to transfer the FTC lawsuit, as well as the three aforementioned class action suits, to the U.S. District Court for Northern Georgia, the jurisdiction in which Par’s original consent judgment relating to the patent litigation settlement entered.  On April 10, 2009, the cases were transferred.  On April 17, 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey and on April 21, 2009 Raymond Scurto on behalf of another class, filed a second class action complaint naming Par in the same court both alleging antitrust violations.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

On October 4, 2006, Novartis Corporation, Novartis Pharmaceuticals Corporation, and Novartis International AG (collectively “Novartis”) filed a lawsuit against Par in the United States District Court for the District of New Jersey. Novartis alleged that Par and Kali infringed U.S. Patent No. 6,162,802 (the “’802 patent”) by submitting a Paragraph IV certification to the FDA for approval of amlodipine and benazepril hydrochloride combination capsules. Par and its subsidiary enied Novartis’ allegation, asserting that the ’802 patent is not infringed and is invalid.  Par submitted a claim construction brief on September 5, 2008 and its rebuttal brief on October 8, 2008.  On December 11, 2008, the company entered into a settlement agreement with Novartis.  On February 10, 2009, a stipulation of dismissal was entered by the judge, finally terminating the case.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg—in addition to the 325 mg—Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserting that the ’588 patent is invalid and unenforceable.  On April 17, 2009, a dismissal with prejudice was entered in the case pursuant to a settlement agreement between the parties.  In view of this agreement, Par will enter the market with generic Rythmol SR on January 1, 2011 or earlier depending on certain circumstances.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its answer and counterclaim to the Complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent Complaint was served on July 2, 2007 in the same District Court.  The new Complaint alleges that Par's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its Answer and Counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. Trial is currently set for April 16, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '998 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  The court has set an expert discovery deadline of June 9, 2009, with all motions due by June 15, 2009.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  Par has instructed its attorneys to move to withdraw the company from the litigation.

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

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its Answer and Counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On December 20, 2007, Santarus, Inc., and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an answer and counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.   Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

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

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline as a counterclaim defendant in this litigation.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen and GlaxoSmithKline.

On April 15, 2009, Par filed a declaratory judgment Complaint against Novartis and Ajinomoto Co., Inc. in the United States District Court for the Eastern District of Pennsylvania.  The complaint seeks declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 5,463,116; 5,488,150; 6,559,188; 6,641,841; 6,844,008; and 6,878,749 in view of Par’s December 22, 2004 submission of a Paragraph IV certification to the FDA for approval of 60 mg and 120 mg nateglinide oral tablets.  Par intends to prosecute this action vigorously against Novartis and Ajinomoto.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, the requested documents and information to the respective Attorneys

General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

Other

On March 19, 2009, Par was served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We intend to fully cooperate with the Department of Justice's inquiry.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.4 million, including interest, which has been accrued as of March 28, 2009.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.  The risks described in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending March 28, 2009

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2009 through January 31, 2009	106,504	N/A	-	-
February 1, 2009 through February 28, 2009	1,279	N/A	-	-
March 1, 2009 through March 28, 2009	21,067	N/A	-	4,422,245
Total	128,850	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of Par’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 28, 2009.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 128,850 shares surrendered to Par to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and issuance of common shares in connection with the vesting of restricted stock units issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $9.85 at March 27, 2009.

ITEM 6.  EXHIBITS

10.1

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Veronica Lubatkin dated as of March 6, 2009 (filed herewith).

10.2

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 (filed herewith). *

31.1

Certification of the Principal Executive Officer (filed herewith).

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

*

Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  May 6, 2009

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Date:  May 6, 2009

/s/ Lawrence A. Kenyon

Lawrence A. Kenyon

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Veronica Lubatkin dated as of March 6, 2009 (filed herewith).

10.2

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 (filed herewith). *

31.1

Certification of the Principal Executive Officer (filed herewith).

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

*

Indicates that portions of this agreement have been omitted and filed separately with the SEC in a confidential treatment request pursuant to Rule 24b-2 of the Exchange Act.