Form 10-Q
period 2009-06-27
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2009-08-04
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]

Accelerated filer [  ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

Number of shares of the Registrant’s common stock outstanding as of July 28, 2009: 34,768,551

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 27, 2009

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 27, 2009 and

December 31, 2008

  3

Condensed Consolidated Statements of Operations for the three months and six months ended June 27, 2009 and June 28, 2008

  4

Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2009 and June 28, 2008

  5

Notes to Condensed Consolidated Financial Statements

  6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

32

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

47

Item 4.

 Controls and Procedures

  48

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  48

Item 1A.

Risk Factors

53

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

53

Item 4.

Submission of Matters to a Vote of Security Holders

54

Item 6.

Exhibits

54

SIGNATURES

55

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 27,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$139,359	$170,629
Available for sale marketable debt and equity securities	62,980	93,097
Accounts receivable, net	261,950	83,408
Inventories	55,072	42,504
Prepaid expenses and other current assets	15,581	20,040
Deferred income tax assets	37,474	53,060
Income taxes receivable	22,257	35,397
Total current assets	594,673	498,135

Property, plant and equipment, at cost less accumulated depreciation and amortization	79,271	79,439
Available for sale marketable debt and equity securities	1,150	1,949
Intangible assets, net	78,252	35,208
Goodwill	63,729	63,729
Deferred financing costs and other assets	828	1,159
Non-current deferred income tax assets, net	67,211	68,618
Total assets	$885,114	$748,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$130,141
Accounts payable	38,622	22,879
Payables due to distribution agreement partners	177,103	91,451
Accrued salaries and employee benefits	14,550	11,850
Accrued expenses and other current liabilities	37,466	38,352
Total current liabilities	267,741	294,673

Long-term debt, less current portion	120,038	-
Other long-term liabilities	41,259	41,581
Commitments and contingencies	-	-

Stockholders' equity
Common Stock, par value $0.01 per share, authorized 90,000,000 shares;
issued 37,560,564 and 37,392,469 shares	375	374
Additional paid-in capital	325,173	319,976
Retained earnings	199,360	159,470
Accumulated other comprehensive gain	816	122
Treasury stock, at cost 2,792,963 and 2,716,010 shares	(69,648)	(67,959)
Total stockholders' equity	456,076	411,983
Total liabilities and stockholders’ equity	$885,114	$748,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenues:
Net product sales	$400,149	$108,289	$600,372	$259,526
Other product related revenues	3,852	4,648	7,664	8,339
Total revenues	404,001	112,937	608,036	267,865
Cost of goods sold	317,593	87,829	457,559	193,236
Gross margin	86,408	25,108	150,477	74,629
Operating expenses:
Research and development	5,937	15,955	13,109	33,113
Selling, general and administrative	44,117	36,690	77,077	68,037
Settlements and loss contingencies, net	61	-	(3,315)	-
Restructuring costs	81	-	1,482	-
Total operating expenses	50,196	52,645	88,353	101,150
Gain on sale of product rights and other	265	500	1,365	2,125
Operating income (loss)	36,477	(27,037)	63,489	(24,396)
Gain on bargain purchase	3,021	-	3,021	-
Gain on extinguishment of senior subordinated convertible notes	504	-	749	-
Equity in loss of joint venture	-	(310)	-	(330)
Loss on marketable securities and other investments, net	-	(433)	(55)	(433)
Interest income	667	2,129	1,824	5,143
Interest expense	(2,595)	(3,544)	(5,162)	(7,054)
Income (loss) from continuing operations before provision (benefit) for income taxes	38,074	(29,195)	63,866	(27,070)
Provision (benefit) for income taxes	14,087	(8,236)	23,624	(7,495)
Income (loss) from continuing operations	23,987	(20,959)	40,242	(19,575)
Discontinued operations:
Gain from discontinued operations	-	-	-	505
Provision for income taxes	176	268	352	713
Gain (loss) from discontinued operations	(176)	(268)	(352)	(208)
Net income (loss)	$23,811	($21,227)	$39,890	($19,783)

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.71	($0.63)	$1.20	($0.59)
Gain (loss) from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.71	($0.64)	$1.19	($0.60)

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.71	($0.63)	$1.19	($0.59)
Gain (loss) from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.71	($0.64)	$1.18	($0.60)

Weighted average number of common shares outstanding:
Basic	33,630	33,304	33,616	33,262
Diluted	33,771	33,304	33,772	33,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$39,890	($19,783)
Deduct: (Loss) gain from discontinued operations, net of tax	(352)	208
Income from continuing operations	40,242	(19,575)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	16,567	(973)
Non-cash interest expense	2,842	3,720
Depreciation and amortization	18,601	11,473
Loss on marketable securities and other investments, net	-	433
Equity in loss of joint venture	-	330
Allowances against accounts receivable	5,523	(47,141)
Share-based compensation expense	7,243	7,152
Loss on disposal of fixed assets	327	162
Gain on extinguishment of senior subordinated convertible notes	(749)	-
Gain on bargain purchase	(3,021)	-
Other	126	(55)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(184,986)	50,039
(Increase) decrease in inventories	(10,747)	33,113
Decrease in prepaid expenses and other assets	4,353	2,823
Increase (decrease) in accounts payable, accrued expenses and other liabilities	19,180	(14,894)
Increase in payables due to distribution agreement partners	85,652	8,406
Increase in income taxes receivable/payable	10,983	(4,442)
Net cash provided by operating activities	12,136	30,571
Cash flows from investing activities:
Capital expenditures	(5,656)	(8,656)
Purchases of intangibles	-	(20,000)
Business acquisitions	(55,300)	-
Purchases of available for sale debt securities	(10,000)	(81,710)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	41,981	56,430
Proceeds from settlement with liquidated fund	-	1,667
Capital contributions to joint venture	-	(728)
Net cash used in investing activities	(28,975)	(52,997)
Net cash provided by investing activities from discontinued operations		505
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	109	304
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	102	143
Excess tax benefits on exercise of nonqualified stock options	37	197
Purchase of treasury stock	(1,690)	(1,199)
Reductions in principal due to repurchases of senior subordinated convertible notes	(12,989)	-
Net cash used in financing activities	(14,431)	(555)
Net decrease in cash and cash equivalents	(31,270)	(22,476)
Cash and cash equivalents at beginning of period	170,629	200,132
Cash and cash equivalents at end of period	$139,359	$177,656
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	($4,034)	($2,276)
Interest	$2,107	$2,875
Non-cash transactions:
Capital expenditures incurred but not yet paid	$372	$1,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2009

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “Par,” “the Company,” “we,” “our,” or “us”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States.  In 2007, Par began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals (“Strativa”).  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule).  Par also distributes several oral suspension products, nasal spray products, and certain products in the semi-solid form of a cream.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at June 27, 2009 and for the three-month and six-month periods ended June 27, 2009 and June 28, 2008 are unaudited; in the opinion of Par’s management, however, such statements include all adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2008 was derived from Par’s audited consolidated financial statements included in Par’s 2008 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”) for audited financial statements.  Accordingly, these statements should be read in conjunction with Par’s 2008 Annual Report on Form 10-K and its Current Report on Form 8-K dated June 19, 2009 that contains updated historical financial statements and financial data included in Par’s 2008 Annual Report on Form 10-K for accounting adjustments related to the adoption of Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 — Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements:

In May 2008, the FASB issued FSP APB 14-1.  Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. Par’s senior subordinated convertible notes are subject to FSP APB 14-1.  Upon conversion, Par has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for this type of convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on Par’s condensed consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 was effective as of January 1, 2009, with retrospective application required.  For instruments subject to the scope of FSP APB 14-1, higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Par estimates that its original $200 million aggregate principal amount of 2.875% senior subordinated convertible notes due 2010 had an approximate initial measurement of a $169 million liability component and a $31 million equity component.  Annual interest expense was retroactively adjusted upward between $5.6 million to $7.0 million for the years 2008, 2007, 2006, and 2005.

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statement of operations for the three-month and six-month periods ended June 28, 2008 ($ amounts in thousands):

	Three months ended June 28, 2008
	As previously reported	Adjustments	As adjusted
Interest expense	($1,667)	($1,877)	($3,544)
Loss from continuing operations before benefit for income taxes	($27,318)	($1,877)	($29,195)
Benefit for income taxes	($7,523)	($713)	($8,236)
Loss from continuing operations	($19,795)	($1,164)	($20,959)
Net loss	($20,063)	($1,164)	($21,227)

Basic earnings (loss) per share of common stock:
Loss from continuing operations	($0.59)	($0.04)	($0.63)
Net loss	($0.60)	($0.04)	($0.64)

Diluted earnings (loss) per share of common stock:
Loss from continuing operations	($0.59)	($0.04)	($0.63)
Net loss	($0.60)	($0.04)	($0.64)

	Six months ended June 28, 2008
	As previously reported	Adjustments	As adjusted
Interest expense	($3,334)	($3,720)	($7,054)
Loss from continuing operations before benefit for income taxes	($23,350)	($3,720)	($27,070)
Benefit for income taxes	($6,081)	($1,414)	($7,495)
Loss from continuing operations	($17,269)	($2,306)	($19,575)
Net loss	($17,477)	($2,306)	($19,783)

Basic earnings (loss) per share of common stock:
Loss from continuing operations	($0.52)	($0.07)	($0.59)
Net loss	($0.53)	($0.07)	($0.60)

Diluted earnings (loss) per share of common stock:
Loss from continuing operations	($0.52)	($0.07)	($0.59)
Net loss	($0.53)	($0.07)	($0.60)

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statements of cash flows for the six-month period ended June 28, 2008 ($ amounts in thousands):

	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Net loss	($17,477)	($2,306)	($19,783)
Loss from continuing operations	($17,269)	($2,306)	($19,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$441	($1,414)	($973)
Non-cash interest expense	-	$3,720	$3,720
Net cash provided by operating activities	$30,571	-	$30,571

Note 3 - Share-Based Compensation:

Par adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006.  SFAS 123R requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Par elected the modified prospective transition method and, therefore, adjustments to prior periods were not required as a result of adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of non-vested awards at the date of adoption based on the grant date fair value.   Under SFAS 123R, Par recognizes share-based compensation ratably over the service period applicable to the award.  SFAS 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with SFAS 123R, $0.04 million and $0.2 million of excess tax benefits for the six months ended June 27, 2009 and June 28, 2008, have been classified as both an operating cash outflow and financing cash inflow.

Par grants share-based awards under its various plans, which provide for the granting of non-qualified stock options, restricted stock (including restricted stock with market performance vesting conditions) and restricted stock units to members of our Board of Directors and to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of June 27, 2009, there were approximately 4.6 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.  At June 27, 2009, approximately 0.8 million shares remain available under such plans for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Risk-free interest rate	2.3%	-	1.9%	3.0%
Expected life (in years)	6.3	-	6.3	6.3
Expected Volatility	45.9%	-	43.9%	48.5%
Dividend	0%	-	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because none of Par’s existing options have reached their full 10-year term, and also because the majority of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in Staff Accounting Bulletin 107.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  Par will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three month period ended June 27, 2009 was $5.40.  The Company did not grant any options in the three month period ended June 28, 2008.  The weighted average per share fair value of options granted in the six month periods ended June 27, 2009 and June 28, 2008 were $5.82 and $9.92.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the three-month and six-month periods ended June 27, 2009 and June 28, 2008 ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Cost of goods sold	$119	$76	$244	$138
Research and development	-	190	-	346
Selling, general and administrative	1,068	686	2,194	1,246
Total, pre-tax	$1,187	$952	$2,438	$1,730
Tax effect of share-based compensation	(451)	(362)	(926)	(658)
Total, net of tax	$736	$590	$1,512	$1,072

The following is a summary of Par’s stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2008	4,065	$31.88
Granted	1,207	12.90
Exercised	(16)	6.86
Forfeited	(697)	38.44
Balance at June 27, 2009	4,559	$25.95	6.1	$4,057
Exercisable at June 27, 2009	2,617	$34.78	4.0	$620
Vested and expected to vest at June 27, 2009	4,434	$26.26	5.1	$3,848

The total fair value of shares vested during the three-month period ended June 27, 2009 was $0.5 million and $0.8 million for the three-month period ended June 28, 2008.  The total fair value of shares vested during the six-month period ended June 27, 2009 was $2.5 million and $6.0 million for the six-month period ended June 28, 2008.  As of June 27, 2009, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $10.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 3.0 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the three-month and six-month periods ended June 27, 2009 and June 28, 2008 was as follows ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Cost of goods sold	$207	$160	$388	$324
Research and development	-	399	-	809
Selling, general and administrative	1,858	1,435	3,487	2,910
Total, pre-tax	$2,065	$1,994	$3,875	$4,043
Tax effect of stock-based compensation	(785)	(758)	(1,473)	(1,537)
Total, net of tax	$1,280	$1,236	$2,402	$2,506

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	864	$20.84
Granted	216	13.00
Vested	(181)	27.12
Forfeited	(69)	18.06
Non-vested balance at June 27, 2009	830	$17.65	$12,080

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2008	106	$23.72
Granted	64	12.83
Vested and shares issued	(58)	21.22
Forfeited	-	-
Unvested restricted stock unit balance at June 27, 2009	112	$18.83	$1,633
Vested awards not issued	110	$24.17	$1,608
Total restricted stock unit balance at June 27, 2009	222	$21.47	$3,241

As of June 27, 2009, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $12.8 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.2 years.

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

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the three-month and six-month periods ended June 27, 2009 and June 28, 2008 ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Cost of goods sold	$46	$59	$93	$110
Research and development	-	149	-	276
Selling, general and administrative	410	535	836	993
Total, pre-tax	$456	$743	$929	$1,379
Tax effect of stock-based compensation	(173)	(282)	(353)	(524)
Total, net of tax	$283	$461	$576	$855

         As of June 27, 2009, $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market conditions, is expected to be recognized over a weighted average period of approximately 1.5 years.

The following is a summary of Par’s restricted stock grants with market conditions activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	290	$24.78
Granted	-	-
Vested	-	-
Forfeited	(29)	24.78
Non-vested balance at June 27, 2009	261	$24.78	$3,803

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 3,000 shares during the three-month period ended June 27, 2009 and 4,000 shares during the three-month period ended June 28, 2008.  Employees purchased 9,000 shares during the six-month period ended June 27, 2009 and 8,000 shares during the six-month period ended June 28, 2008.

Note 4 - Available for Sale Marketable Debt and Equity Securities:

At June 27, 2009 and December 31, 2008, all of Par’s investments in marketable debt and equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 5 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of Par’s marketable debt and equity securities available for sale at June 27, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$137	$ -	$16,437
Debt securities issued by various state and local municipalities and agencies	27,906	172	-	28,078
Other debt securities	18,231	268	(34)	18,465
Available for sale marketable debt securities	62,437	577	(34)	62,980

Marketable equity securities available for sale Hana Biosciences, Inc.	375	775	-	1,150

Total	$62,812	$1,352	($34)	$64,130

Of the $0.03 million of unrealized loss as of June 27, 2009, $0.03 million has been in an unrealized loss position for greater than one year.  Par believes that these losses are not other-than-temporary as it has no intent to sell the debt securities with unrealized losses and it is not more likely than not that Par will be required to sell any debt securities with unrealized losses.  All available for sale debt securities are classified as current on Par’s condensed consolidated balance sheet as of June 27, 2009.

Par sold its investment in a debt security issued by Ford Motor Credit Company for approximately $1.6 million during the first quarter of 2009.  Par recorded a pre-tax gain of $0.3 million in the condensed consolidated statement of operations.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

Par recorded a loss of $0.2 million in the condensed consolidated statement of operations during the first quarter of 2009, which represented an other-than-temporary impairment of Par’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  Par classified its investment in Hana (at the revised cost of $0.4 million) as a non-current asset on its condensed consolidated balance sheet.  During the three months ended June 27, 2009, Par has recorded a $0.8 million unre alized gain through equity on the condensed consolidated balance sheet as of June 27, 2009.  As of June 27, 2009 the total amount of unrealized gain which is reflected as part of stockholder’s equity totaled $0.8 million .

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2008 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,241	$300	$ -	$41,541
Debt securities issued by various state and local municipalities and agencies	28,309	276	-	28,585
Other debt securities	24,698	-	(378)	24,320
Available for sale marketable debt securities	94,248	576	(378)	94,446

Marketable equity securities available for sale Hana Biosciences, Inc.	600	-	-	600

Total	$94,848	$576	($378)	$95,046

 The following is a summary of the contractual maturities of Par’s available for sale debt securities at June 27, 2009 ($ amounts in thousands):

	June 27, 2009
		Estimated Fair
	Cost	Value
Less than one year	$31,587	$31,806
Due between 1-2 years	27,876	28,180
Due between 2-5 years	2,974	2,994
Total	$62,437	$62,980

Note 5 – Fair Value Measurements:

As described in Note 20 “Recent Accounting Pronouncements,” Par adopted SFAS 157 with respect to financial assets and liabilities as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis were as follows ($ amounts in thousands):

	Estimated Fair Value at June 27, 2009	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$16,437	$ -	$16,437	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	28,078	-	28,078	-
Other debt securities (Note 4)	18,465	-	18,465	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	1,150	1,150	-	-
Total investments in debt and marketable equity securities	$64,130	$1,150	$62,980	$ -

Note 6 - Accounts Receivable:

Par recognizes revenue for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, Par records estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	June 27,	December 31,
	2009	2008

Gross trade accounts receivable	$379,647	$194,661
Chargebacks	(23,608)	(32,738)
Rebates and incentive programs	(35,102)	(27,110)
Returns	(39,196)	(38,128)
Cash discounts and other	(19,790)	(13,273)
Allowance for doubtful accounts	(1)	(4)
Accounts receivable, net	$261,950	$83,408

Allowance for doubtful accounts	For the six-month period ended
	June 27,	June 28,
	2009	2008
Balance at beginning of period	($4)	($20)
Additions – charge to expense	-	-
Adjustments and/or deductions	3	1
Balance at end of period	($1)	($19)

The following tables summarize the activity for the six months ended June 27, 2009 and the six months ended June 28, 2008,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Six Month Period Ended June 27, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($81,289)	($435)	(1)	$90,854	($23,608)
Rebates and incentive programs	(27,110)	(53,382)	157		45,233	(35,102)
Returns	(38,128)	(14,482)	(812)		14,226	(39,196)
Cash discounts and other	(13,273)	(30,161)	-		23,644	(19,790)
Total	($111,249)	($179,314)	($1,090)		$173,957	($117,696)

Accrued liabilities (2)	($21,912)	($12,133)	$803		$9,183	($24,059)

	For the Six Month Period Ended June 28, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($198,996)	($539)	(1)	$214,412	($31,129)
Rebates and incentive programs	(42,859)	(42,513)	(1,571)	(3)	63,129	(23,814)
Returns	(47,102)	(8,323)	4,293	(4)	12,234	(38,898)
Cash discounts and other	(16,158)	(23,777)	349		28,442	(11,144)
Total	($152,125)	($273,609)	$2,532		$318,217	($104,985)

Accrued liabilities (2)	($17,684)	($13,966)	($192)		$8,183	($23,659)

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

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the six-month period ended June 28, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates of $2.8 million relating to the loss of a customer for certain products and new returns information that became available during the six-month period ended June 28, 2008.

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 44% of our net product sales were derived from the wholesale distribution channel for the three months ended June 27, 2009 and 68% for the three months ended June 28, 2008.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, Par provides a rebate on drugs dispensed under such government programs.  Par determines its estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact Par’s provision for Medicaid rebates.  In determining the appropriate accrual amount Par considers historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  Par reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

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

Major Customers – Gross Accounts Receivable

	June 27,	December 31,
	2009	2008
McKesson Corporation	21%	36%
CVS Caremark	16%	5%
AmerisourceBergen Corporation	14%	17%
Walgreen Corporation	10%	4%
Other customers	39%	38%
Total gross accounts receivable	100%	100%

During the six months ended June 27, 2009, Par shipped a greater percentage of metoprolol as compared to prior periods directly to retail customers such as CVS and Walgreens to help alleviate supply issues in the market.

Note 7 - Inventories:

($ amounts in thousands)

	June 27,	December 31,
	2009	2008
Raw materials and supplies	$16,348	$13,760
Work-in-process	3,338	4,495
Finished goods	35,386	24,249
	$55,072	$42,504

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $2.2 million for the quarter ended June 27, 2009 and $1.8 million for the quarter ended June 28, 2008.  Inventory write-offs were $4.7 million for the year-to-date period ended June 27, 2009 and $4.9 million for the year-to-date period ended June 28, 2008.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of June 27, 2009, Par had approximately $1.5 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	June 27,	December 31,
	2009	2008
Raw materials and supplies	$1,529	$577
Work-in-process	-	542
Finished goods	-	474
	$1,529	$1,593

Pre-launch inventories at December 31, 2008 were mainly comprised of specific in-house developed products.  Since that time, Par maintained the levels of non-commercial inventory flat by launching new products during the first half of 2009 and replenishing raw materials of anticipated future launches.  Write-offs of pre-launch inventories, net of partner allocation, were $0 for the quarter ended June 27, 2009 and $1.0 million for the quarter ended June 28, 2008.  Write-offs of pre-launch inventories, net of partner allocation, were $0.4 million for the year-to-date period ended June 27, 2009 and $2.0 million for the year-to-date period ended June 28, 2008.

Note 8 – Property, Plant and Equipment, net:

($ amounts in thousands)

	June 27,	December 31,
	2009	2008
Land	$1,882	$1,882
Buildings	25,581	25,571
Machinery and equipment	47,629	44,027
Office equipment, furniture and fixtures	4,841	4,774
Computer software and hardware	43,687	29,179
Leasehold improvements	11,911	11,548
Construction in progress	4,016	16,462
	139,547	133,443
Less accumulated depreciation and amortization	60,276	54,004
	$79,271	$79,439

Depreciation and amortization expense related to property, plant and equipment was $3.0 million and $3.1 million for the three months ended June 27, 2009 and June 28, 2008.   Depreciation and amortization expense related to property, plant and equipment was $5.5 million and $6.9 million for the six months ended June 27, 2009 and June 28, 2008.

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	June 27,	December 31,
	2009	2008
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $1,140	$53,581	$ -
Spectrum Development and Marketing Agreement, net of accumulated amortization of $16,215 and $6,839	8,785	18,161
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $4,549 and $3,850	5,452	6,151
Paddock Licensing Agreement, net of accumulated amortization of $2,750 and $2,250	3,250	3,750
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $7,943 and $7,582	2,890	3,251
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $1,555 and $1,106	2,129	2,578
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $0	1,400	-
FSC Laboratories Agreement, net of accumulated amortization of $5,068 and $4,816	754	1,006
Other intangible assets, net of accumulated amortization of $5,237 and $5,216	11	32
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,699 and $11,420	-	279
	$78,252	$35,208

Par recorded amortization expense related to intangible assets of $13.1 million for the six-month period ended June 27, 2009 and $4.5 million for the six-month period ended June 28, 2008, and the majority of this amortization expense is included in cost of goods sold.

During the three-month period ended June 27, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL

Medical, LLC for $54.5 million in cash and the assumption of certain liabilities. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The Company allocated the purchase price based on input from third party appraisals. The fair value of the product rights received is being amortized on a straight-line basis over twelve years. Refer to “Nascobal®” in Note 19, “Acquisitions.”

During the three-month period ended June 27, 2009, the Company acquired additional rights to calcitonin, a generic drug, from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The Company allocated the purchase price based on input from third party appraisals.  This asset has a fair market value of $1.4 million and will be amortized over its estimated useful life of 2 years.  Refer to “MDRNA, Inc.” in Note 19, “Acquisitions.”

Amortization expense related to the intangible assets currently being amortized is expected to total approximately $9.2 million for the remainder of 2009, $12.4 million in 2010, $11.0 million in 2011, $7.4 million in 2012, $5.2 million in 2013, and $33.1 million thereafter.

Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of June 27, 2009, Par believes its net intangible assets are recoverable.

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

Current deferred income tax assets at June 27, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Current deferred income tax assets at December 31, 2008 consisted of temporary differences primarily related to accounts receivable reserves and accrued expenses.  Non-current deferred income tax assets at June 27, 2009 and December 31, 2008 consisted of the tax benefit related to purchased call options, acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

Par’s effective tax rate for continuing operations for the three months ended June 27, 2009 was 37% and 28% for the three months ended June 28, 2008.  Par’s effective tax rate for continuing operations for the six months ended June 27, 2009 was 37% and 28% for the six months ended June 28, 2008.

Note 11 - Long-Term Debt:

Long-Term Debt

($ amounts in thousands)

	June 27,	December 31,
	2009	2008
Senior subordinated convertible notes	$120,038	$130,141
Less current portion	-	(130,141)
	$120,038	$-

On June 27, 2009, the senior subordinated convertible notes had a face value of $128.2 million and a quoted market value of approximately $122.4 million.  On December 31, 2008, the senior subordinated convertible notes had a face value of $142 million and a quoted market value of approximately $112 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted or repurchased.  Par may not redeem the notes prior to their maturity date.

See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters” for discussion involving notices of default and acceleration Par received from the Trustee of Par’s 2.875% senior subordinated convertible notes due 2010 and the related litigation that resulted in Par reflecting the obligations as a current liability as of December 31, 2008.  In June 2009, the lawsuit was dismissed; and as a result Par reflected the obligations as a long-term liability, in accordance with the September 30, 2010 maturity date of the notes, on the condensed consolidated balance sheet as of June 27, 2009.

In March 2009, Par repurchased senior subordinated convertible notes in the aggregate principal (face) amount of $2.5 million for approximately $2.3 million, including accrued interest.  Par recorded a gain of approximately $0.2 million in the first quarter of 2009 related to this debt extinguishment.

In June 2009, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  Par recorded a gain of approximately $0.5 million, in the second quarter of 2009 related to this debt extinguishment.  Subsequent to June 27, 2009, Par repurchased additional senior subordinated notes.  Refer to Note 21, “Subsequent Events” for further details.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of the adoption of FSP APB 14-1.

Note 12 - Changes in Stockholders’ Equity:

Changes in Par’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income/(Loss) accounts during the six-month period ended June 27, 2009 were as follows:

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income/(Loss)
Balance, December 31, 2008	37,392	$374	$319,976	$122
Unrealized gain on available for sale securities, net of tax	-	-	-	694
Exercise of stock options	17	-	109	-
Tax benefit from exercise of stock options	-	-	37	-
Tax deficiency related to vesting of restricted stock	-	-	(1,484)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	102	-
Forfeitures of restricted stock	(96)	(1)	1	-
Issuances of restricted stock	248	2	(2)	-
Compensatory arrangements	-	-	7,243	-
Other	-	-	(809)	-
Balance, June 27, 2009	37,561	$375	$325,173	$816

Comprehensive Income (Loss)	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net income (loss)	$23,811	($21,227)	$39,890	($19,783)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	724	445	660	127
Less: reclassification adjustment for net losses included in net income, net of tax	-	-	34	-
Comprehensive income (loss)	$24,535	($20,782)	$40,584	($19,656)

In April 2004, Par’s Board of Directors authorized the repurchase of up to $50.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par had repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1,643 thousand shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 27, 2009.  The repurchase program has no expiration date.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of the adoption of FSP APB 14-1.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Income (loss) from continuing operations	$23,987	($20,959)	$40,242	($19,575)

Gain from discontinued operations	-	-	-	505
Provision for income taxes	176	268	352	713
Gain (loss) from discontinued operations	(176)	(268)	(352)	(208)
Net income (loss)	$23,811	($21,227)	$39,890	($19,783)

Basic:
Weighted average number of common shares outstanding	33,630	33,304	33,616	33,262

Income (loss) from continuing operations	$0.71	($0.63)	$1.20	($0.59)
Gain (loss) from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss) per share of common stock	$0.71	($0.64)	$1.19	($0.60)

Assuming dilution:
Weighted average number of common shares outstanding	33,630	33,304	33,616	33,262
Effect of dilutive securities	141	-	156	-
Weighted average number of common and common equivalent shares outstanding	33,771	33,304	33,772	33,262

Income (loss) from continuing operations	$0.71	($0.63)	$1.19	($0.59)
Gain (loss) from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss) per share of common stock	$0.71	($0.64)	$1.18	($0.60)

Outstanding options of 4.0 million as of June 27, 2009 and 4.1 million as of June 28, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  For the three months and six months ended June 27, 2009, restricted stock grants with market conditions were not included in the calculation of diluted earnings per share because the Total Stockholder Return (“TSR”) on Par’s common stock did not exceed a minimum TSR relative to Par’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of June 27, 2009 and June 28, 2008.  The warrants related to the notes are exercisable for an aggregate of 1,444 thousand shares of common stock at an exercise price of $105.20 per share and the warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share.

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

On September 1, 2006, Par received a notice of default from the American Stock Transfer & Trust Company, as trustee (the “Trustee”)  of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claimed, in essence, that Par’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between Par, as issuer, and the Trustee, relating to the Notes.  Under the Indenture, Par is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, Par’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), Par provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. Par’s Form 10-Q did not include Par’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to Par’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, Par filed a Form 12b-25 Notification of Late Filing disclosing the omissions. Par’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, Par believes that it complied with the Indenture provision in question.

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes, in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demanded, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par removed the lawsuit to the U.S. District Court for the Southern District of New York and filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  On June 19, 2009, the U.S. District Court for the Southern District of New York dismissed the lawsuit.  On June 22, 2009, the Court issued its opinion and order denying the Trustee’s motion for summary judgment and granting Par’s cross-motion for summary judgment.  The Court ruled that Par’s actions did not breach the Indenture and dismissed all of the Trustees’ claims.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al.

v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2, 2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for Central California granted Par’s motion to transfer the FTC lawsuit, as well as the three aforementioned class action suits, to the U.S. District Court for Northern Georgia, the jurisdiction in which Par’s original consent judgment relating to the patent litigation settlement entered.  On April 10, 2009, the cases were transferred.  On April 17, 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey and on April 21, 2009 Raymond Scurto on behalf of another class, filed a second class action complaint naming Par in the same court both alleging antitrust violations.  On May 28, 2009, the FTC filed an amended complaint in the United States District Court, Northern District of Georgia, realleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation but dropping its California state claims as well as its first Sherman Act claim.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

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

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its Answer and Counterclaim to the Complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent Complaint was served on July 2, 2007 in the same District Court.  The new Complaint alleges that Par's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its Answer and Counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. On April 22, 2009, Par’s bench trial in U.S. District Court of Delaware concluded and Par filed its post-trial briefs on May 23, 2009 and its replies on June 15, 2009.   Par awaits the court’s decision and intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of

U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  The court has set an expert discovery deadline of June 9, 2009, with all motions due by June 15, 2009.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On June 15, 2009, Par filed motions for summary judgment concerning two additional patents to accompany the Company’s earlier filed summary judgment motions on the ’874 and ’988 patents.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  An order for stipulated dismissal of Par from the litigation was entered May 9, 2009.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The Complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original Complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery, June 29, 2009 as the date for a Markman hearing, and August 17, 2009 as the date for a bench trial.  The Delaware court has established a March 5, 2009 deadline for fact discovery and a June 15, 2009 deadline for expert discovery.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery with a Markman hearing scheduled for June 19, 2009.  The New Jersey court has set a fact discovery deadline of March 1, 2009.  On July 1, 2009, the Delaware district court removed the trial, pre-trial conference, and claim construction hearing from the calendar with discovery due November 6, 2009 and claim construction briefing due November 9, 2009.  Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its Answer and Counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On December 20, 2007, Santarus, Inc., and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.  The Delaware District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  The parties will participate in post-trial briefing with initial briefs due August 14, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010. Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

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

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because Par submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; 6,849,253 because Par submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, certain documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.9 million, including interest, which has been accrued as of June 27, 2009.

Note 15 – Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $0.5 million which represents Par’s share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the period ended June 28, 2008.

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

The business segments of Par were determined based on management’s reporting and decision-making requirements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Par believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of Par’s generic products, Par has determined that its generic pharmaceuticals are a single reportable business segment.  Par’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories.  Certain of Par’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments.   Other expenses, such as general and administrative expenses and non-specific research and development expenses, are allocated between the two segments based on assumptions determined by Par’s management.

  The financial data for the two business segments are as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues:
Generic	$382,167	$92,901	$570,248	$222,785
Strativa	21,834	20,036	37,788	45,080
Total revenues	$404,001	$112,937	$608,036	$267,865

Gross margin:
Generic	$70,701	$9,228	$122,732	$39,360
Strativa	15,707	15,880	27,745	35,269
Total gross margin	$86,408	$25,108	$150,477	$74,629

Operating income (loss):
Generic	$44,862	($26,119)	$76,240	($24,440)
Strativa	(8,385)	(918)	(12,751)	44
Total operating income (loss)	$36,477	($27,037)	$63,489	($24,396)
Gain on bargain purchase	3,021	-	3,021	-
Gain on extinguishment of senior subordinated convertible notes	504	-	749	-
Equity in loss of joint venture	-	(310)	-	(330)
Loss on marketable securities and other investments, net	-	(433)	(55)	(433)
Interest income	667	2,129	1,824	5,143
Interest expense	(2,595)	(3,544)	(5,162)	(7,054)
Provision (benefit) for income taxes	14,087	(8,236)	23,624	(7,495)
Income (loss) from continuing operations	$23,987	($20,959)	$40,242	($19,575)

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to its branded operations.  Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
Product	2009	2008	2009	2008
Generic
Metoprolol succinate ER (Toprol-XL®)	$306,349	$39,011	$418,563	$82,309
Sumatriptan succinate injection (Imitrex®)	21,824	-	37,844	-
Meclizine Hydrochloride (Antivert®)	8,905	-	18,725	6,426
Dronabinol (Marinol®)	5,502	-	12,503	-
Propranolol HCl ER (Inderal LA®)	3,209	3,469	7,210	8,924
Cabergoline (Dostinex®)	3,100	4,613	6,875	12,595
Cholestyramine Powder (Questran®)	2,985	1,904	4,358	4,340
Tramadol HCl and acetaminophen tablets (Ultracet®)	2,192	563	3,720	472
Fluoxetine (Prozac®)	2,171	1,357	3,187	3,374
Methimazole (Tapazole®)	2,019	2,204	4,394	5,223
Megestrol oral suspension (Megace®)	1,764	2,754	4,647	4,819
Hydralazine Hydrochloride (Apresazide®)	1,651	1,618	4,273	4,204
Fluticasone (Flonase®)	1,235	10,529	5,392	28,291
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	715	2,551	3,859	5,831
Various amoxicillin products (Amoxil®)	250	3,201	373	8,789
Other product related revenues (2)	1,352	2,006	2,664	3,054
Other (1)	16,944	17,121	31,661	44,134
Total Generic Revenues	$382,167	$92,901	$570,248	$222,785

Strativa
Megace® ES	$17,136	$17,394	$30,590	$39,795
Nascobal® Nasal Spray (3)	2,198	-	2,198	-
Other product related revenues (2)	2,500	2,642	5,000	5,285
Total Strativa Revenues	$21,834	$20,036	$37,788	$45,080

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or six-month periods ended June 27, 2009 or June 28, 2008.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, and Nitrofurantoin, the generic version of Macrobid®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals (See “Legal Proceedings” in Note 14, “Commitments, Contingencies and Other Matters”).

(3) Refer to Note 19, “Acquisitions.”

During the six-month period ended June 27, 2009, Par recognized a gain on the sale of product rights of $1.4 million and $1.5 million during the six-month period ended June 28, 2008 related to the sale of multiple ANDAs.  In November 2007, Par entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  Par recorded $0.6 million in the operating results of the first quarter of 2008 when Par’s obligations were fulfilled related to this agreement.

Note 17 - Research and Development Agreements:

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, mucoadhesive bucccal tablets, which is marketed under the brand name Loramyc® in Europe, an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, we paid BioAlliance an initial payment of $15.0 million.  BioAlliance completed Phase III studies and on February 6, 2009 submitted a NDA for miconazole bucccal tablets.  On April 9, 2009, we announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance developed a debossed tablet and resubmitted the NDA on June 16, 2009.  If the product receives FDA approval, we will pay BioAlliance $20.0 million and commercialize the product, which will be supplied by BioAlliance.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s orally dissolving film strip formulation of ondansetron, which is being developed for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  Under the terms of the agreement, we made payments to MonoSol totaling $3.5 million through March 2009.  MonoSol completed Phase III studies and on April 7, 2009, we submitted a NDA for the product and on June 10, 2009 we announced that the FDA accepted the NDA for review.  If the product receives FDA approval, we will pay MonoSol $2.5 million and commercialize the product, which will be supplied by MonoSol.  In addition to royalties on net sales, MonoSol may also receive additional milestone payments if commercial sales achieve specified sales targets.

Note 18 – Restructuring Costs:

In October 2008, Par announced its plans to resize its generic products division as part of an ongoing strategic assessment of its businesses.  In conjunction with this plan, Par has taken steps to reduce its research and development expenses by decreasing its internal generic research and development effort.  Under this plan, Par is continuing to concentrate its efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, Par initiated actions to trim its generic product portfolio in an effort to retain only those marketed products that deliver acceptable profit to Par.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, Par incurred expenses for severance and other employee-related costs.  In addition, as part of its plans to resize its generic products division, Par made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

During the first quarter of 2009, Par incurred additional restructuring costs as it continued to execute this plan.  The Company recognized pretax charges of approximately $1.4 million, ($0.9 million, after-tax) primarily comprised of one-time termination benefit costs. The pretax charges are reported in the “Restructuring costs” line in the condensed consolidated statements of operations for the three months ended June 27, 2009.

The following table summarizes the restructuring costs incurred by Par in the first quarter of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 27, 2009 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at June 27, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$2,989	$1,309	$ -	$4,574
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	173	173	-	$60
	$15,452	$6,314	$3,162	$1,482	$ -	$4,634

 Par expects that approximately $6 million of the initial charge and $1.4 million of the additional charges will result in cash expenditures during 2009.  The carrying amount of assets held for sale related to these actions was $2.0 million at June 27, 2009 and included in other current assets on the condensed consolidated balance sheet.

Par previously disclosed that it had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  In conjunction with its acquisition of Nascobal® and the MDRNA facility (see Note 19 – “Acquisitions”), Par reevaluated its plan for these assets.  Under its revised plans, these assets will be held and used for the life of the asset, and therefore Par resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  Par accounted for these actions as a change in estimate in accordance with US GAAP.

Note 19 – Acquisitions

During the three months ended June 27, 2009, the Company acquired Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of SFAS No. 141(R).  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain on the condensed consolidated statement of operations.  The Company has allocated the purchase price, including the value of identifiable intangibles with a finite life supported by third party appraisals.  Purchase price allocations will be finalized no later than twelve months from acquisition.  The operating results of the acquired businesses have been included in the consolidated financial results of the Company from March 31, 2009, the date of acquisition.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, the Company acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray, described below.  The assets acquired will be primarily used in the production of Nascobal® Nasal Spray.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  The purchase was funded from the Company’s cash on hand.

The acquisition has been accounted for as a bargain purchase under SFAS No. 141(R).  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.  The acquired intangible asset has no tax basis.  The Company allocated the purchase price based on input from third party appraisals.  From March 31, 2009, the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to total revenues and operating income of the Company.

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory related to a generic product	$1,121	N/A
Property, plant, and equipment	1,300	4 to 10 years
Intangible asset related to a generic product	1,400	2 years
Net tangible and intangible assets	3,821
Purchase price	800
Gain on Bargain Purchase	$3,021

Nascobal®

On March 31, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the Asset Purchase Agreement, the Company deposited $2 million of the purchase price into escrow as security for potential indemnification claims that the Company may have against the seller.  After 12 months, any amounts remaining in escrow will be turned over to QOL Medical.  The Company funded the purchase from cash on hand.  The Company has determined that the acquired intangible asset will be tax deductible.  The Company recorded $2.2 million of revenue from sales of Nascobal® Nasal Spray during the three months ended June 27, 2009 as part of the Strativa segment (refer to Note 16 – Segment Information).  The Company does not track operating income (or operating loss) at the product level.  The operating loss of the Strativa segment, which includes the Nascobal® Nasal Spray results, for the three and six month periods ended June 27, 2009 are disclosed in Note 16.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values based on input from third party appraisals, as follows:

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory	$700	N/A
Intangible assets	54,721	12 years
Accounts receivable reserves	(921)	N/A
Net tangible and intangible assets	$54,500

Pro Forma Information (unaudited)

Since the Company acquired Nascobal® from QOL Medical and certain assets and liabilities from MDRNA on March 31, 2009, there are no differences between actual operating results and pro forma results for the three month period ended June 27, 2009.  The following unaudited pro forma information for the six months ended June 27, 2009, assumes the acquisitions occurred as of January 1, 2009 and the unaudited pro forma information for six months ended June 28, 2008, assumes the acquisitions occurred as of January 1, 2008:

	Six months ended	Six months ended
(In thousands, except per share data)	June 27, 2009	June 28, 2008
Total revenues	$611,285	$269,563
Income (loss) from continuing operations	39,412	(19,786)
Income (loss) from continuing operations per diluted share	$1.17	$(0.59)

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

Note 20 – Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS 165, Subsequent Events, (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS 165 is effective for interim and annual periods after June 15, 2009. We have adopted SFAS 165 for the quarter ended June 27, 2009.  The Company has evaluated the period after the balance sheet date up through August 4, 2009, which is the date that the condensed consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed in Note 21.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on Par’s financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, and FAS 124-2; and FSP FAS 115-2, and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This FASB Staff Position is effective for periods ending after June 15, 2009.  The adoption of FSP FAS 115-2, and FAS 124-2 did not have a material impact on Par’s financial position, results of operation, or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FASB Staff Position is effective for periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on Par’s financial statements as the required disclosures had historically been presented during interim periods.

In April 2009, the FASB issued FASB Staff Position FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, amends FASB Statement No. 141 (R), Business Combinations, to state a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This FASB Staff Position is effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under SFAS 141R.  Refer to Note 19 – “Acquisitions.”

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations.  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under SFAS 141R.  Refer to Note 19 – “Acquisitions.”

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

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Par’s adoption of SFAS 157 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 5, “Fair Value Measurements.”  The effective date of SFAS 157 with regard to non-financial assets and liabilities was January 1, 2009 for Par.  These non-financial assets and liabilities include goodwill.  The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, SFAS 157 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Note 21 – Subsequent Events:

In July 2009, Par repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $35.5 million for approximately $34.0 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  As of August 4, 2009, the notes had an outstanding aggregate principal amount of $92.7 million.

Watson Pharmaceuticals announced on August 3, 2009 that the FDA had approved two of its ANDAs for metoprolol.  Par will no longer be the sole distributor for those two SKUs (packaging sizes).  Par anticipates that its sales volume and unit price for metoprolol will be adversely impacted.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2008, in Item 1A of this and our subsequent Quarterly Reports on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with Par’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized our generic products division as part of an ongoing strategic assessment of our businesses.  This initiative is intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file/first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  We significantly reduced our research and development expenses by decreasing levels of internal research and development activities in an effort to focus on completing products currently in development.  Also, we will continue seeking additional generic products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate our products in the marketplace.  We pay a percentage of the gross or net profits or sales to our strategic partners on sales of products covered by our distribution agreements.  Generally, products that Par has developed internally, and as to which it is not required to split any profits with strategic partners, contribute higher gross margins than products covered by distribution agreements.  To continue the development of our brand pharmaceutical segment, Strativa Pharmaceuticals (“Strativa”), on March 31, 2009, we acquired the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.

Sales and gross margins of our products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with our significant products; (ii) ability of generic competitors to quickly enter the market after patent or exclusivity period expire, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to Par from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed generic products and brand products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new Par manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of our recently introduced branded product (Nascobal®) and the successful development to commercialization of our in-licensed branded product pipeline.

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

In the three-month and six-month periods ending June 27, 2009, our generic business net revenues and gross margin were concentrated in a few products, including two products that were launched subsequent to the first quarter of 2008.  The top 5 generic products accounted for approximately 86% of total consolidated revenues and approximately 63% of total consolidated gross margins in the second quarter of 2009.  The top 5 generic products accounted for approximately 81% of total consolidated revenues and approximately 58% of total consolidated gross margins in the year-to-date period of 2009.

We began selling metoprolol succinate ER (metoprolol) in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the second quarter and year-to-date periods of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced on August 3, 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we will no longer be the sole distributor for those two SKUs.  We anticipate that our sales volume and unit price for metoprolol will be adversely impacted.  Additionally, the two competitors that previously sold metoprolol could remedy the violations cited in their respective manufacturing operations by the FDA and reenter the market, which could also adversely impact our metoprolol revenues.  In addition to new competition, supply issues could also adversely impact our future sales of metoprolol.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  Throughout the second quarter and year-to-date periods of 2009, we remained the sole generic distributor of 3 SKUs with one competitor for a single SKU.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

We marketed meclizine prior to an explosion at the manufacturing facility of our API supplier in February 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our abbreviated new drug application to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  Throughout the second quarter and year-to-date periods of 2009, we believe we were the exclusive supplier of this generic product.

In addition, our investments in generic development are expected to yield approximately 6 to 9 new product launches during the remainder of 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such dates may change due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for Par as we expect many of these products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  Par or our strategic partners currently have approximately 37 ANDAs pending with the FDA, which includes 14 first-to-file and/or first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

STRATIVA

For Strativa, we will continue to invest in the marketing and sales of our promoted products and prepare for the commercialization of our licensed products.   In addition, we will continue to seek new licenses and acquisitions that accelerate the growth of our branded business.

In July 2005, we received FDA approval for our first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and is utilizing the Megace® brand name that the company has licensed from Bristol-Myers Squibb Company.  The net book value of the trademark was $5.5 million at June 27, 2009 and will be amortized over approximately 3.5 years.  We have promoted Megace® ES as our primary brand product since 2005 through March 2009.  With the acquisition of Nascobal®, Strativa will focus on marketing both Megace® ES and Nascobal®.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  On April 9, 2009, the U.S. District Court of Central California granted our motion to transfer the lawsuit, along with three class action lawsuits that had been filed in the same court, to the United States District Court for the Northern District of Georgia, the jurisdiction in which our consent judgment in connection with the original patent litigation had been entered.  On April 17, 2009 and April 21, 2009, two additional class action plaintiffs filed complaints in the United States District Court for the District of New Jersey alleging antitrust law violations.  On June 29, 2009, an additional class action complaint was filed in the United States District Court for the District of Pennsylvania also alleging antitrust violations.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to vigorously defend these actions.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, mucoadhesive bucccal tablets, which is marketed under the brand name Loramyc® in Europe, an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  BioAlliance submitted an NDA for the product in February 2009, and on April 9, 2009, we announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance developed a debossed tablet and resubmitted the NDA on June 16, 2009.  If the product receives FDA approval, we will pay BioAlliance $20.0 million and commercialize the product, which will be supplied by BioAlliance.  In addition to paying BioAlliance royalties on net sales, BioAlliance may receive milestone payments if commercial sales achieve specified sales targets.

In August 2007, we acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is indicated for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  Par and its development partner in this program, NovaDel Pharma, Inc., are collaborating in the reformulation of ZensanaTM.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are working with NovaDel to further evaluate the results in order to determine the next steps for the ZensanaTM program.

In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s orally dissolving film strip formulation of ondansetron, which is being developed for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  On April 7, 2009, we submitted an NDA for the product and on June 10, 2009 we announced that the FDA accepted the NDA for review.  If the product receives FDA approval, we will pay MonoSol $2.5 million and commercialize the product, which will be supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

In January 2008, we entered into an exclusive licensing agreement with Alfacell Corporation to acquire the U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  On January 27, 2009, Alfacell reported that, at a pre-NDA meeting with the FDA, the FDA recommended that an additional clinical trial be conducted prior to submitting an NDA.  We have no obligation to provide Alfacell with any additional funding to conduct another clinical trial, and we understand that Alfacell’s current financial situation does not allow it to pursue an additional clinical trial until other sources of capital are secured and that Alfacell is exploring strategic alternatives and sources of additional capital.  Due to these developments, we no longer consider this contract to be material to us.

 On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray will be manufactured by Par with assets acquired on March 31, 2009 from MDRNA, Inc.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products increasingly are suing companies that produce generic forms of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires. When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Revenues

Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
Product	2009	2008	$ Change	2009	2008	$ Change
Generic

Metoprolol succinate ER (Toprol-XL®)	$306,349	$39,011	$267,338	$418,563	$82,309	$336,254
Sumatriptan succinate injection (Imitrex®)	21,824	-	21,824	37,844	-	37,844
Meclizine Hydrochloride (Antivert®)	8,905	-	8,905	18,725	6,426	12,299
Dronabinol (Marinol®)	5,502	-	5,502	12,503	-	12,503
Propranolol HCl ER (Inderal LA®)	3,209	3,469	(260)	7,210	8,924	(1,714)
Cabergoline (Dostinex®)	3,100	4,613	(1,513)	6,875	12,595	(5,720)
Cholestyramine Powder (Questran®)	2,985	1,904	1,081	4,358	4,340	18
Tramadol HCl and acetaminophen tablets (Ultracet®)	2,192	563	1,629	3,720	472	3,248
Fluoxetine (Prozac®)	2,171	1,357	814	3,187	3,374	(187)
Methimazole (Tapazole®)	2,019	2,204	(185)	4,394	5,223	(829)
Fluticasone (Flonase®)	1,235	10,529	(9,294)	5,392	28,291	(22,899)
Various amoxicillin products (Amoxil®)	250	3,201	(2,951)	373	8,789	(8,416)
Other product related revenues	1,352	2,006	(654)	2,664	3,054	(390)
Other	21,074	24,044	(2,970)	44,440	58,988	(14,548)
Total Generic Revenues	$382,167	$92,901	$289,266	$570,248	$222,785	$347,463

Strativa
Megace® ES	$17,136	$17,394	($258)	$30,590	$39,795	($9,205)
Nascobal® Nasal Spray	2,198	-	2,198	2,198	-	2,198
Other product related revenues	2,500	2,642	(142)	5,000	5,285	(285)
Total Strativa Revenues	$21,834	$20,036	$1,798	$37,788	$45,080	($7,292)

	Three months ended
					Percentage of Total Revenues

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	% Change	June 27, 2009	June 28, 2008
Revenues:
Generic	$382,167	$92,901	$289,266	311.4%	94.6%	82.3%
Strativa	21,834	20,036	1,798	9.0%	5.4%	17.7%
Total revenues	$404,001	$112,937	$291,064	257.7%	100.0%	100.0%

The increase in generic segment revenues in the second quarter of 2009 was primarily due to the lack of competition for sales of metoprolol.  The consequence of the lack of competition was a proportional increase of both volume of units sold coupled with a price increase commensurate with being the sole distributor of the generic product in the second quarter of 2009.  We also launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout the second quarter of 2009, we remained the sole distributor of 3 sumatriptan SKUs with one competitor for a single SKU.  In the third quarter of 2008, we launched multiple strengths of dronabinol.  We also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  We believe we were the exclusive supplier of this generic product throughout the second quarter of 2009.  These gains were tempered by lower sales of fluticasone, as the supply agreement with GlaxoSmithKline plc was not extended and we had sold all available inventories as of June 27, 2009.  In addition, cabergoline sales were negatively impacted by the loss of key customers and pricing pressure due to additional competition.  The decrease in sales of amoxicillin was due to its discontinuation in the fourth quarter of 2008.  Products aggregated in “Other” also declined principally due to the generic segment’s resizing that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins, coupled with pricing pressures on the remaining products.

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were $346.0 million or 86% of the Company’s total product revenues for the three month period ended June 27, 2009 and $67.0 million or 59% of our total product revenues for the three month period ended June 28, 2008.  The increase in the percentage is primarily driven by higher sales of metoprolol, dronabinol, and sumatriptan.  We are substantially dependent upon distributed products for our overall sales and any inability by our suppliers to meet demand could adversely affect our future results of operations.

The increase in Strativa segment revenues in the second quarter of 2009 was primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product by Strativa.

	Six months ended
					Percentage of Total Revenues
	June 27,	June 28,			June 27,	June 28,
($ in thousands)	2009	2008	$ Change	%Change	2009	2008
Revenues:
Generic	$570,248	$222,785	$347,463	156.0%	93.8%	83.2%
Strativa	37,788	45,080	(7,292)	(16.2%)	6.2%	16.8%
Total revenues	$608,036	$267,865	$340,171	127.0%	100.0%	100.0%

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were $491.0 million or 82% of the Company’s total product revenues for the six month period ended June 27, 2009 and $156.0 million or 58% of our total product revenues for the six month period ended June 28, 2008.

The net sales decline of Megace® ES in the year-to-date period of 2009 is primarily attributed to the timing of trade buying patterns.   In December 2007, the trade delayed its Megace® ES purchases until after the holidays to the benefit of the 2008 year-to-date period.  In December 2008, the trade accelerated its Megace® ES purchases before the holidays to the detriment of the 2009 year-to-date period.  Megace® ES also experienced higher returns during the 2009 year-to-date period as compared to the comparable prior year-to-date period.

Gross Revenues to Total Revenues Deductions

Generic drug pricing at the wholesale level can create significant differences between our invoice price and net selling price.  Wholesale customers purchase product from us at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between us and the providers, and the wholesaler submits a chargeback credit to us for the difference.  We record estimates for these chargebacks as well as sales returns, rebates and incentive programs, and the sales allowances for all our customers at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

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

We recognize revenue for product sales when title and risk of loss have transferred to our customers and when collectability is reasonably assured.  This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales reserves that reduce accounts receivable.

Our gross revenues before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	June 27, 2009	Percentage of Gross Revenues	June 28, 2008	Percentage of Gross Revenues
	($ thousands)		($ thousands)
Gross revenues	$799,770		$553,100

Chargebacks	(81,724)	10.2%	(199,535)	36.1%
Rebates and incentive programs	(53,225)	6.7%	(44,084)	8.0%
Returns	(15,294)	1.9%	(4,030)	0.7%
Cash discounts and other	(30,161)	3.8%	(23,428)	4.2%
Medicaid rebates and rebates due under other US Government pricing programs	(11,330)	1.4%	(14,158)	2.6%
Total deductions	(191,734)	24.0%	(285,235)	51.6%

Total revenues	$608,036	76.0%	$267,865	48.4%

The total gross-to-net sales adjustments as a percentage of gross sales decreased for the six months ended June 27, 2009, compared to the six months ended June 28, 2008, primarily due to a significant reduction of chargebacks.  This decrease was driven primarily by the increase in metoprolol sales during the first half of 2009.  Metoprolol sales increase was driven by lack of competition that resulted in increased volume to retail chains which do not result in a chargeback as well as a price increase, commensurate with being the sole distributor of the generic product throughout the six months ended June 27, 2009, which reduces the chargebacks that we pay to wholesalers.  This was coupled with lower overall volume of sales of products that carry higher than average chargeback rates, including lower fluticasone sales, and the discontinuation of other lower margin products.  The decrease of rebates and incentive programs as a percentage of gross sales was driven by the lack of incentive programs in the first half of 2009 related to certain discontinued products such as fluticasone.  Refer to the June 28, 2008 accounts receivable reserves activity table below for details of the prior period returns reduction amount.

The following tables summarize the activity for the six months ended June 27, 2009 and June 28, 2008 in the accounts affected by the estimated provisions described above:

	For the Six Month Period Ended June 27, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($81,289)	($435)	(1)	$90,854	($23,608)
Rebates and incentive programs	(27,110)	(53,382)	157		45,233	(35,102)
Returns	(38,128)	(14,482)	(812)		14,226	(39,196)
Cash discounts and other	(13,273)	(30,161)	-		23,644	(19,790)
Total	($111,249)	($179,314)	($1,090)		$173,957	($117,696)

Accrued liabilities (2)	($21,912)	($12,133)	$803		$9,183	($24,059)

	For the Six Month Period Ended June 28, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($198,996)	($539)	(1)	$214,412	($31,129)
Rebates and incentive programs	(42,859)	(42,513)	(1,571)	(3)	63,129	(23,814)
Returns	(47,102)	(8,323)	4,293	(4)	12,234	(38,898)
Cash discounts and other	(16,158)	(23,777)	349		28,442	(11,144)
Total	($152,125)	($273,609)	$2,532		$318,217	($104,985)

Accrued liabilities (2)	($17,684)	($13,966)	($192)		$8,183	($23,659)

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

(3)

The changes in accounts receivable reserves recorded for prior period sales related to rebates and incentives programs are principally comprised of the finalization of contract negotiations with a certain customer that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the six-month period ended June 28, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates of $2.8 million relating to the loss of a customer for certain products and new returns information that became available during the six-month period ended June 28, 2008.

Use of Estimates in Reserves

We believe that our reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause Par’s allowances and accruals to fluctuate, particularly with newly launched or acquired products.  We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenues. If we were to change our assumptions and estimates, our reserves would change, which would impact the net revenues that we report.  We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Gross Margin

We consider gross margin to be a key performance indicator of our profitability.

	Three months ended
				Percentage of Total Revenues
	June 27,	June 28,		June 27,	June 28,
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Generic	$70,701	$9,228	$61,473	18.5%	9.9%
Strativa	15,707	15,880	(173)	71.9%	79.3%
Total gross margin	$86,408	$25,108	$61,300	21.4%	22.2%

Our increase in gross margin dollars for the three months ended June 27, 2009 is primarily due to higher sales of metoprolol coupled with the launches of sumatriptan and dronabinol and higher sales of meclizine.  These four products, along with propranolol and cabergoline, totaled approximately $57 million gross margin dollars and a margin percentage of approximately 16% for the second quarter of 2009.  Gross margin related to all other revenues (approximately $14 million and a margin percentage of approximately 41%) benefited from the generic segment’s resizing which began in the fourth quarter of 2008 that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins, royalties, the first quarter launch of alprazolam that has a high gross margin percentage, and additional tramadol business due to loss of a competitor that had to exit the market during the second quarter of 2009.   The increase in generic gross margin percentage can be primarily attributed to the discontinuation of sales of many products that faced pricing pressures in the second quarter of 2008 and were eliminated as part of our restructuring in the fourth quarter of 2008 coupled with the launches of sumatriptan and dronabinol and higher sales of meclizine.

Strativa gross margin dollars decreased for the three months ended June 27, 2009, primarily due to lower sales of Megace® ES.  Strativa’s gross margin percentage deteriorated due mainly to lower margin Nascobal® Nasal Spray sales.   The gross margin percentage of Nascobal® Nasal Spray was negatively impacted by purchase price adjustments associated with inventory acquired and sold in the second quarter of 2009.

	Six months ended
				Percentage of Total Revenues
	June 27,	June 28,		June 27,	June 28,
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Generic	$122,732	$39,360	$83,372	21.5%	17.7%
Strativa	27,745	35,269	(7,524)	73.4%	78.2%
Total gross margin	$150,477	$74,629	$75,848	24.7%	27.9%

Our increase in gross margin dollars for the six months ended June 27, 2009 is primarily due to higher sales of metoprolol coupled with the launches of sumatriptan and dronabinol and higher sales of meclizine.  These four products, along with propranolol and cabergoline, totaled approximately $92 million gross margin dollars and a margin percentage of approximately 18% for the 2009 year-to-date period.  Gross margin related to all other revenues (approximately $31 million and a margin percentage of approximately 45%) benefited from the generic segment’s resizing which began in the fourth quarter of 2008 that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins, royalties, the first quarter launch of alprazolam that has a high gross margin percentage and additional tramadol business due to loss of a competitor that had to exit the market during the second quarter of 2009.

Strativa gross margin dollars decreased for the six months ended June 27, 2009, primarily due to lower sales of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	% Change	June 27, 2009	June 28, 2008
Research and development:
Generic	$4,972	$13,332	($8,360)	(62.7%)	1.3%	14.4%
Strativa	965	2,623	(1,658)	(63.2%)	4.4%	13.1%
Total research and development	$5,937	$15,955	($10,018)	(62.8%)	1.5%	14.1%

Generic:

In October 2008, we announced plans to resize our generic unit as part of an ongoing strategic assessment of our businesses.  In conjunction with this action, we significantly reduced our internal Generic research and development effort during the first quarter of 2009.  These actions led to reduced second quarter 2009 expenditures of $8.4 million driven by a $2.5 million reduction in employment related costs on headcount reductions of approximately 65 employees.  The remainder of the savings was achieved through lower development and biostudy costs as we concentrate our efforts on completing a more focused portfolio of generic products.

Strativa:

The decrease in Strativa research and development expenditures principally reflects:

•

the non-recurrence of a $1.25 million initial milestone to MonoSol Rx in June of 2008 when Strativa acquired the commercialization rights in the United States and its territories to the orally dissolving film strips (ODFS) formulation of ondansetron.

•

the non-recurrence of approximately $1.1 million of costs related to the development of ZensanaTM, an oral spray formulation of ondansetron, which was acquired in the latter half of 2007.

These reductions were tempered by FDA filing fees associated with the New Drug Application for ODFS formulation of ondansetron incurred in the second quarter of 2009.

	Six months ended
					Percentage of Total Revenues

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	% Change	June 27, 2009	June 28, 2008
Research and development:
Generic	$10,862	$25,032	($14,170)	(56.6%)	1.9%	11.2%
Strativa	2,247	8,081	(5,834)	(72.2%)	5.9%	17.9%
Total research and development	$13,109	$33,113	($20,004)	(60.4%)	2.2%	12.4%

Generic:

As cited above, we significantly reduced our internal Generic research and development effort during the first half of 2009.  Expenditures were reduced by $14.2 million driven by a $4.8 million reduction in employment related costs.  The remainder of the savings was achieved through lower development and biostudy costs as we concentrate our efforts on completing a more focused portfolio of generic products.

Strativa:

In addition to the drivers cited for the three month period ended June 27, 2009 above, the decrease in Strativa research and development for the year-to-date period principally reflects:

•

the non-recurrence of a $5 million initial cash payment made to Alfacell Corporation in the first quarter of 2008 under an exclusive licensing agreement with Alfacell to acquire the commercialization rights to Onconase® in the United States.

•

a $1.0 million milestone payment triggered by MonoSol Rx in January 2009 upon successful completion of bioequivalence reports for ODFS which indicated successful completion of all clinical studies and all applicable clinical end-points necessary to file an NDA for the product with the FDA.  Based upon these studies, on April 7, 2009, Strativa submitted an NDA for ODFS to the FDA seeking approval in 8 mg and 4 mg strengths for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  To date, Strativa has paid MonoSol Rx a total of $3.5 million for the completion of certain milestones; the next milestone payment is payable upon FDA approval of the NDA.

Although there can be no such assurance, total research and development expenses for 2009, including payments to be made to unaffiliated companies, and expected milestone payments under currently executed brand licensing arrangements (refer to Notes to Condensed Consolidated Financial Statements – Note 17 – “Research and Development Agreements”) are expected to decrease by approximately 50% to 60% from 2008.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	% Change	June 27, 2009	June 28, 2008
Selling, general and administrative	$44,117	$36,690	$7,427	20.2%	10.9%	32.5%

The net increase in SG&A expenditures principally reflects:

•

an increase of $6.8 million related to our on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal® Nasal Spray, as well as development costs of other products;

•

$0.7 million of increased allocations of stock based compensation costs driven by the significant downsizing of the Research and Development organization (total stock based compensation costs for Par are essentially flat versus prior year) and;

•

an increase in employment costs of $0.4 million, driven by higher estimated bonus costs.

These increases were tempered by lower legal costs of $0.8 million.

	Six months ended
					Percentage of Total Revenues

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	% Change	June 27, 2009	June 28, 2008
Selling, general and administrative	$77,077	$68,037	$9,040	13.3%	12.7%	25.4%

The net increase in SG&A expenditures principally reflects:

•

an increase of $6.8 million related to Par’s on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal® Nasal Spray, as well as development costs for other products;

•

an increase in employment costs of $1.4 million, driven by higher estimated bonus costs and;

•

$1.4 million of increased allocations of stock based compensation costs driven by the significant downsizing of the Research and Development organization (total stock based compensation costs for Par are essentially flat versus prior year.)

These increases were tempered by lower legal costs of $0.3 million.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Settlements and loss contingencies, net	$61	$ -	($3,315)	$ -

Settlements and loss contingencies, net, of $3.3 million during the six months ended June 27, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.  On February 9, 2009, following a bench trial, the United States District Court for the Northern District of Illinois entered a judgment in favor of Pentech and against Par in the amount of $70.0 million.  This action had alleged that we breached our contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that we breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, we recorded $45 million in settlements and loss contingencies, net, on the consolidated statements of operations for the year ended December 31, 2008.  Subsequently, in March 2009, Par and Pentech entered into a settlement agreement and release under which the parties fully resolved all disputes, claims, and issues in connection with this litigation for $66.1 million.  We paid $66.1 million in cash and recorded a $3.9 million gain related to this settlement, net of $0.5 million of interest accrued from January 1, 2009.

Restructuring Costs

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Restructuring costs	$81	$ -	$1,482	$ -

In October 2008, we announced our plans to resize our generic products division as part of an ongoing strategic assessment of our businesses.  In conjunction with this plan, we have taken steps to reduce our research and development expenses by decreasing internal generic research and development effort.  Under this plan, we are continuing to concentrate our efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, we initiated actions to trim our generic product portfolio in an effort to retain only those marketed products that deliver acceptable profit.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, as part of our plans to resize our generic products division, we determined to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

During the first half of 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.

            The following table summarizes the restructuring costs in the first half of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 27, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at June 27, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$2,989	$1,309	$ -	$4,574
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	173	173	-	$60
Total	$15,452	$6,314	$3,162	$1,482	$ -	$4,634

           We previously disclosed that we had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  During the first quarter of 2009, and in conjunction with our acquisition of Nascobal® and MDRNA (refer to Notes to Condensed Consolidated Financial Statements – Note 19 – “Acquisitions”), we have reevaluated our plan for these assets.  Under our revised plans, these assets will be held and used for the life of the asset, and therefore we had resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  We accounted for these actions as a change in estimate in accordance with U.S. GAAP.

Gain on Sale of Product Rights and other

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Gain on sale of product rights and other	$265	$500	$1,365	$2,125

During the three-month periods ended June 27, 2009 and June 28, 2008, we recognized a gain on the sale of product rights of $0.3 million and $0.5 million, related to the sale of multiple ANDAs.  During the six-month periods ended June 27, 2009 and June 28, 2008, we recognized a gain on the sale of product rights of $1.4 million and $1.5 million, related to the sale of multiple ANDAs.

In November 2007, we entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  We recorded $0.6 million in the quarter ended June 28, 2008, when our obligations were fulfilled related to this agreement.

Operating Income (Loss)

	Three months ended			Six months ended

($ in thousands)	June 27, 2009	June 28, 2008	$ Change	June 27, 2009	June 28, 2008	$ Change
Operating income (loss):
Generic	$44,862	($26,119)	$70,981	$76,240	($24,440)	$100,680
Strativa	(8,385)	(918)	(7,467)	(12,751)	44	(12,795)
Total operating income (loss)	$36,477	($27,037)	$63,514	$63,489	($24,396)	$87,885

Our increased operating income in the second quarter of 2009 was mainly due to the increase in gross margins for the generic segment as discussed above, coupled with the decrease in research and development expenditures, somewhat tempered by sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® Nasal Spray.

Gain on Bargain Purchase

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Gain on bargain purchase	$3,021	$ -	$3,021	$ -

During the three-month period ended June 27, 2009, we recorded a $3.0 million gain related to the acquisition of certain assets and certain operating leases from MDRNA, Inc.  The acquisition has been accounted for as a bargain purchase under SFAS No. 141(R).  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Gain on extinguishment of senior subordinated convertible notes	$504	$ -	$749	$ -

In June 2009, we repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  The repurchase also resulted in the write-off of approximately $0.07 million of deferred financing costs in the second quarter of 2009.  We recorded a gain of approximately $0.5 million in the second quarter of 2009 related to this debt extinguishment.

In March 2009, we repurchased senior subordinated convertible notes in the aggregate principal amount of $2.5 million for approximately $2.3 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.02 million of deferred financing costs.  We recorded a gain of approximately $0.25 million, in the first quarter of 2009 related to this debt extinguishment.

Interest Income

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Interest income	$667	$2,129	$1,824	$5,143

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds, coupled with a lower average portfolio balance principally due to the cash settlement to Pentech and the purchase price related to our acquisition of Nascobal and certain assets from MDRNA.

Interest Expense

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Interest expense	($2,595)	($3,544)	($5,162)	($7,054)

Interest expense principally includes interest payable on our senior subordinated convertible notes due 2010 and is lower primarily due to our repurchase of notes in the aggregate principal amount of $71.8 million during October 2008, March 2009 and June 2009.   As further detailed in Note 2 – “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” of the accompanying condensed consolidated financial statements, on January 1, 2009, Par adopted the provisions of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) and restated second quarter 2008 interest expense to $3.5 million.

Income Taxes

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Provision for income taxes	$14,087	($8,236)	$23,624	($7,495)
Effective tax rate	37%	28%	37%	28%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to condensed consolidated financials statements - Note 10 – “Income Taxes”).

Discontinued Operations

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
($ in thousands)	2009	2008	2009	2008
Gain from discontinued operations	$ -	$ -	$ -	$505
Provision for income taxes	176	268	352	713
(Loss) gain from discontinued operations	($176)	($268)	($352)	($208)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, we received $0.5 million during the first quarter of 2008 which represents our share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the six month period ended June 28, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Six months ended
June 27,
($ in thousands)	2009
Cash and cash equivalents at beginning of period	$170,629
Net cash provided by operating activities	12,136
Net cash used in investing activities	(28,975)
Net cash used in financing activities	(14,431)
Net decrease in cash and cash equivalents	($31,270)
Cash and cash equivalents at end of period	$139,359

Cash and cash equivalents at June 27, 2009 decreased from December 31, 2008.  Cash provided by operations for the six months ended June 27, 2009, reflects the cash generated by operations partially offset by cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million.  Cash flows used by investing activities were primarily driven by the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million offset by the liquidation of net investments in available for sale debt securities to fund the acquisitions and the payment of the unfavorable court decision related to Pentech.  Cash used in financing activities in the six-month period ended June 27, 2009 mainly represented the repurchase of approximately $14 million (face value) of senior subordinated convertible notes.

Our working capital, current assets minus current liabilities, of $327 million at June 27, 2009 increased approximately $123 million from $203 million at December 31, 2008, which reflects the reclassification of our senior subordinated convertible notes to long-term due to the June 2009 dismissal of the related litigation (see Note 14).  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.22x at June 27, 2009 compared to 1.69x at December 31, 2008.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In the second quarter of 2009, we collected approximately $276 million with respect to net product sales as compared to approximately $150 million in the second quarter of 2008.  For year-to-date 2009, we collected approximately $437 million with respect to net product sales as compared to approximately $290 million in the comparable year-to-date period in 2008.  The increase can be attributed to our improved sales performance in the second quarter and year-to-date period of 2009 as compared to the prior year comparable periods, which, as discussed above, was driven primarily by metoprolol sales, the revenue from which increased dramatically in 2009 due to a lack of competitive products in the market.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our generic product pipeline included 14 first-to-file and/or first-to-market opportunities (a total of 37 ANDAs pending with the FDA) and our Strativa pipeline had 3 brand drugs in active development as of June 27, 2009.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

We also filed a “shelf” registration statement during the second quarter of 2009.  Under the “shelf” registration, we may sell any combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.  We have no current plans to raise capital via the “shelf” registration statement.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

Cash paid for the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million during the second quarter of 2009.

•

Cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million in the first quarter of 2009.

•

Cash paid for inventory purchases was approximately $57 million for the second quarter of 2009 as compared to approximately $38 million for prior year quarter.  Cash paid for inventory purchases was approximately $94 million for the year-to-date period in 2009 as compared to approximately $69 million for prior year year-to-date period.  The increase is mainly due to our 2009 sales performance improvement, which resulted in improved inventory turns.

•

Cash paid to all other suppliers and third parties was approximately $171 million for the second quarter of 2009 as compared to approximately $92 million for the prior year quarter.  Cash paid to all other suppliers and third parties was approximately $274 million for the year-to-date period in 2009 as compared to approximately $149 million for the prior year comparable period.  The increase is mainly due to our 2009 sales performance improvement of distributed products that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees was approximately $15 million for the second quarter of 2009 as compared to approximately $15 million for the prior year quarter.  Cash compensation paid to employees was approximately $35 million for the year-to-date period in 2009 as compared to approximately $43 million for the prior year year-to-date period.  The decrease for the year-to-date period was mainly due to the resizing of our generic products division begun in October 2008, which resulted in a workforce reduction of approximately 190 positions coupled with lower bonus payments in 2009.

•

The payment of the senior subordinated convertible notes with a face amount of $128.2 million at June 27, 2009 by September 2010 or sooner.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $4.9 million, including interest, as of June 27, 2009 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2009 capital expenditures are expected to total approximately $8 million.

•

Expenditures related to current business development and product acquisition activities.  As of June 27, 2009, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $50 million. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $177 million as of June 27, 2009 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $177 million during the first two months of the third quarter of 2009.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

We believe that we will be able to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows and that along with existing cash, cash equivalents and available for sale securities will allow us to meet our financial obligations over the foreseeable future.  We expect to continue to fund our operations, including our research and development activities, capital projects, in-licensing product activity and obligations under our existing distribution and development arrangements discussed herein, out of our working capital.  Our future product acquisitions may require additional debt and/or equity financing; there can be no assurance that we will be able to obtain any such additional financing when needed on acceptable or favorable terms.

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of June 27, 2009.  We do not currently anticipate utilizing additional available authorization under the repurchase program.

In addition to our cash and cash equivalents, we had approximately $63 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of June 27, 2009.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of June 27, 2009

The dollar values of our material contractual obligations and commercial commitments as of June 27, 2009 were as follows, in $ thousands:

		Amounts Due by Period
Obligation	Total Monetary	2009	2010 to	2012 to	2014 and
	Obligations		2011	2013	thereafter	Other
Operating leases	$10,807	$2,435	$6,682	$1,337	$353	$ -
Convertible notes (1)	128,175	-	128,175	-	-	-
Interest payments (2)	4,649	1,888	2,761	-	-	-
Purchase obligations (3)	145,980	145,980	-	-	-	-
Long-term tax liability (4)	41,259	-	-	-	-	41,259
Severance payments	4,069	4,069	-	-	-	-
Other	372	372	-	-	-	-
Total obligations	$335,311	$154,744	$137,618	$1,337	$353	$41,259

(1)

The Senior Subordinated Convertible Notes mature on September 30, 2010, unless earlier converted or repurchased.  During July 2009, we also repurchased an additional $35.5 million (face value) of the Senior Subordinated Convertible Notes.

(2)

 Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010.  A portion of these amounts would not be payable if the Notes are earlier converted, accelerated or repurchased.

(3)

 Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $97 million of the total purchase obligations at June 27, 2009 related to metoprolol.

(4)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 27, 2009, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

At June 27, 2009, our total outstanding short and long-term debt, including the current portion, had a face value of $128.2 million.  The amount consisted of Senior Subordinated Convertible Notes that we sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The Notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The Notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the Notes converted.  The Notes mature on September 30, 2010, unless earlier converted or repurchased.  We may not redeem the Notes prior to the maturity date.

In conjunction with the adoption of FSP APB 14-1, we allocated a portion of the Senior Subordinated Convertible Notes between liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of our type of convertible debt instruments entirely as debt.  The effect of FSP APB 14-1 for our type of convertible debt instrument is that the equity component is included in the additional paid-in capital section of stockholders’ equity on Par’s condensed consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FSP APB 14-1 was effective as of January 1, 2009, with retrospective application required.  Higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense was also higher than previously reported due to retrospective application.  As of June 27, 2009, our condensed consolidated balance sheet reflects the debt amount of $120.0 million, a related deferred tax liability amount of $3.2 million and an equity component of $5.0 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Current Report on Form 8-K dated June 19, 2009 that contains updated historical financial statements and financial data included in our 2008 Annual Report on Form 10-K for accounting adjustments related to the adoption of FSP APB 14-1.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Current Report on Form 8-K dated June 19, 2009.

Subsequent Events

In July 2009, we repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $35.5 million for approximately $34.0 million, including accrued interest.  The notes bore interest at an annual rate of 2.875%.  As of August 4, 2009, the notes had an outstanding aggregate principal amount of $92.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 27, 2009 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.2 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject Par to market risk at June 27, 2009 and December 31, 2008 ($ amounts in thousands):

	June 27,	December 31,
	2009	2008
Securities issued by government agencies	$16,437	$41,541
Debt securities issued by various state and local municipalities and agencies	28,078	28,585
Other debt securities	18,465	24,320
Marketable equity securities available for sale	1,150	600
Total	$64,130	$95,046

Senior Subordinated Convertible Notes

The outstanding face value of our Senior Subordinated Convertible Notes on June 27, 2009 was $128.2 million and they bear fixed interest at an annual rate of 2.875%.  The Notes mature on September 30, 2010, unless earlier converted or repurchased.  On June 27, 2009, the Senior Subordinated Convertible Notes had a quoted market value of approximately $122.4 million, which was higher than the quoted market value as of December 31, 2008.

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of June 27, 2009.  Based on that evaluation, our management, including our CEO and the CFO, concluded that our disclosure controls and procedures were effective as of June 27, 2009.

Changes in Internal Control over Financial Reporting

Par completed the implementation of its new revenue management (contracts and pricing) system during the quarter ended June 27, 2009.  As a result there have been changes to our business processes; however, there have been no material changes to our internal controls over financial reporting.

 There have been no other changes identified during the quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2006, Par received a notice of default from the American Stock Transfer & Trust Company, as trustee (the “Trustee”)  of Par’s 2.875% Senior Subordinated Convertible Notes due 2010 (the “Notes”). The Trustee claimed, in essence, that Par’s failure to include financial statements in its Quarterly Report on Form 10-Q for the second quarter of 2006 constituted a default under Section 6.2 of the Indenture, dated as of September 30, 2003 (the “Indenture”), between Par, as issuer, and the Trustee, relating to the Notes.  Under the Indenture, Par is required only to provide the Trustee with copies of its annual and other reports (or copies of such portions of such reports as the SEC may by rules and regulations prescribe) that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 calendar days after it files such annual and other reports with the SEC. Moreover, Par’s Indenture specifically contemplates providing the Trustee with portions of reports. On August 24, 2006 (within 15 days of filing with the SEC), Par provided to the Trustee a copy of its Quarterly Report on Form 10-Q for the second quarter of 2006. Par’s Form 10-Q did not include Par’s financial statements for the second quarter of 2006 and related Management’s Discussion and Analysis due to Par’s work to restate certain of its past financial statements, and, therefore, in accordance with SEC rules, Par filed a Form 12b-25 Notification of Late Filing disclosing the omissions. Par’s Form 12b-25 also was provided to the Trustee on August 24, 2006. Accordingly, Par believes that it complied with the Indenture provision in question.

After Par communicated its position to the Trustee, the Trustee filed a lawsuit, on October 19, 2006, on behalf of the holders of the Notes, in the Supreme Court of the State of New York, County of New York, alleging a breach of the Indenture and of an alleged covenant of good faith and fair dealing. The lawsuit demanded, among other things, that Par pay the holders of the Notes either the principal, any accrued and unpaid interest and additional interest (as such term is defined in the Indenture), if any, or the difference between the fair market value of the Notes on October 2, 2006 and par, whichever the Trustee elects, or in the alternative, damages to be determined at trial, alleged by the Trustee to exceed $30.0 million. Par removed the lawsuit to the U.S. District Court for the Southern District of New York and filed its answer to the complaint in that Court. On January 19, 2007, the Trustee filed a motion for summary judgment. On February 16, 2007, Par filed its response to the Trustee’s motion for summary judgment and cross-moved for summary judgment in its favor.  On June 19, 2009, the U.S. District Court for the Southern District of New York dismissed the lawsuit.  On June 22, 2009, the Court issued its opinion and order denying the Trustee’s motion for summary judgment and granting Par’s cross-motion for summary judgment.  The Court ruled that Par’s actions did not breach the Indenture and dismissed all of the Trustees’ claims.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  As of July 10, 2008, the PTO has rejected with finality all claims pending in both the ‘392 and ‘981 patents.  CIMA has moved to stay this lawsuit pending the outcome of the reexamination proceedings and to consolidate this lawsuit with another lawsuit in the same district involving the same patents (CIMA Labs, Inc. et al. v. Actavis Group hf et al.). Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003.  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for testosterone 1% gel, a generic version of Unimed’s product Androgel® for $6 million.  The lawsuit was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent infringement case, Unimed v. Paddock, in the U.S. District Court for Northern District of Georgia.  The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation.  On February 2, 2009, Meijer Distribution, Inc. filed a class action complaint in the same district court alleging antitrust violations and seeking treble damages. On February 3, 2009, both Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for Central California granted Par’s motion to transfer the FTC lawsuit, as well as the three aforementioned class action suits, to the U.S. District Court for Northern Georgia, the jurisdiction in which Par’s original consent judgment relating to the patent litigation settlement entered.  On April 10, 2009, the cases were transferred.  On April 17, 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey and on April 21, 2009 Raymond Scurto on behalf of another class, filed a second class action complaint naming Par in the same court both alleging antitrust violations.  On May 28, 2009, the FTC filed an amended complaint in the United States District Court, Northern District of Georgia, realleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation but dropping its California state claims as well as its first Sherman Act claim.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

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

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007, Par filed its Answer and Counterclaim to the Complaint seeking a declaration of noninfringement and invalidity of the '887 patent.  A subsequent Complaint was served on July 2, 2007 in the same District Court.  The new Complaint alleges that Par's 100 mg and 200 mg extended release tablets containing tramadol hydrochloride infringe the ‘887 patent.  Par filed its Answer and Counterclaim on July 23, 2007 and will assert all available defenses in addition to seeking a declaration of noninfringement and invalidity of the '887 patent.  On October 24, 2007, plaintiffs filed an amended complaint in the Delaware District Court in view of Par's amendment of its ANDA to include the 300 mg strength of extended release tramadol. On April 22, 2009, Par’s bench trial in U.S. District Court of Delaware concluded and Par filed its post-trial briefs on May 23, 2009 and its replies on June 15, 2009.   Par awaits the court’s decision and intends to defend this action vigorously and pursue its counterclaims against the plaintiffs.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 and 5,716,988 because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  The court has set an expert discovery deadline of June 9, 2009, with all motions due by June 15, 2009.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On June 15, 2009, Par filed motions for summary judgment concerning two additional patents to accompany the Company’s earlier filed summary judgment motions on the ’874 and ’988 patents.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaims that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to Alfuzosin.  An order for stipulated dismissal of Par from the litigation was entered May 9, 2009.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partner, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The Complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The original Complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  Elan filed a motion to consolidate the cases on January 2, 2008, and on February 20, 2008, the judge in the Delaware litigation consolidated all four related cases pending in Delaware and entered a scheduling order providing for April 15, 2009 as the deadline for all discovery, June 29, 2009 as the date for a Markman hearing, and August 17, 2009 as the date for a bench trial.  The Delaware court has established a March 5, 2009 deadline for fact discovery and a June 15, 2009 deadline for expert discovery.  A Rule 16 conference was held for the New Jersey litigation on March 4, 2008 setting a deadline of December 12, 2008 for all discovery with a Markman hearing scheduled for June 19, 2009.  The New Jersey court has set a fact discovery deadline of March 1, 2009.  On July 1, 2009, the Delaware district court removed the trial, pre-trial conference, and claim construction hearing from the calendar with discovery due November 6, 2009 and claim construction briefing due November 9, 2009.  Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  Par filed its Answer and Counterclaims on October 17, 2007.  A scheduling conference was held February 11, 2008, setting September 8, 2008 as the date for the claim construction hearing and July 13, 2009 as the first day of the bench trial. On December 20, 2007, Santarus, Inc., and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,780,882; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension (see below) were consolidated for all purposes.  Par filed its claim construction brief on August 22, 2008, and its answering brief on September 22, 2008, as the Court rescheduled the Markman hearing.  The Court held a Markman hearing on November 5, 2008 and issued its claim construction order on the same day.  The Delaware District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  The parties will participate in post-trial briefing with initial briefs due August 14, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010. Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

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

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because Par submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; 6,849,253 because Par submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, certain documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if it is called upon to do so.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the

Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.  Par’s estimate of the probable loss is approximately $4.9 million, including interest, which has been accrued as of June 27, 2009.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending June 27, 2009

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
March 29, 2009 through May 2, 2009	966	N/A	-	-
May 3, 2009 through May 30, 2009	372	N/A	-	-
May 31, 2009 through June 27, 2009	1,256	N/A	-	2,991,697
Total	2,594	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of Par’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 27, 2009.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 2,594 shares surrendered to Par to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $14.56 at June 26, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 9, 2009 and the following matters were voted upon.

PROPOSAL 1

The stockholders voted in favor of the proposal to elect our nominee for Class I director for a term expiring at the Annual Meeting of Stockholders to be held in 2012.

VOTES

VOTES

 FOR

WITHHELD

Peter S. Knight

27,868,300

3,158,061

PROPOSAL 2

The firm of Deloitte & Touche LLP was ratified as our independent registered public accounting firm for the 2009 fiscal year.  30,908,024 shares voted in favor of the ratification of the selection of Deloitte & Touche LLP, 85,044 shares voted against, and 33,293 shares abstained.

PROPOSAL 3

Our non-binding advisory vote on Par’s 2008 executive compensation programs and policies for our Named Executives (as described in the Compensation Discussion and Analysis set forth in our Proxy Statement filed with the SEC on April 21, 2009) was approved by the stockholders.  28,867,001 shares voted in favor of the advisory vote, 2,100,735 shares voted against, and 58,625 shares abstained.

ITEM 6.  EXHIBITS

10.1

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 (filed herewith).*

31.1

Certification of the Principal Executive Officer (filed herewith).

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

Date:  August 4, 2009

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Date:  August 4, 2009

/s/ Lawrence A. Kenyon

Lawrence A. Kenyon

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 (filed herewith).*

31.1

Certification of the Principal Executive Officer (filed herewith).

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