Form 10-Q
period 2009-10-03
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2009-11-06
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2009

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of October 29, 2009: 34,819,289

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 3, 2009

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of October 3, 2009 and

December 31, 2008

3

Condensed Consolidated Statements of Operations for the three months and nine months ended October 3, 2009 and September 27, 2008

4

Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2009 and September 27, 2008

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

32

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

48

Item 4.

 Controls and Procedures

  49

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  49

Item 1A.

Risk Factors

53

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

53

Item 6.

Exhibits

53

SIGNATURES

54

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	October 3,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$170,686	$170,629
Available for sale marketable debt and equity securities	39,767	93,097
Accounts receivable, net	104,851	83,408
Inventories	75,361	42,504
Prepaid expenses and other current assets	16,593	20,040
Deferred income tax assets	37,474	53,060
Income taxes receivable	15,311	35,397
Total current assets	460,043	498,135

Property, plant and equipment, at cost less accumulated depreciation and amortization	75,862	79,439
Available for sale marketable debt and equity securities	1,600	1,949
Intangible assets, net	74,108	35,208
Goodwill	63,729	63,729
Deferred financing costs and other assets	434	1,159
Non-current deferred income tax assets, net	67,934	68,618
Total assets	$743,710	$748,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74,373	$130,141
Accounts payable	35,286	22,879
Payables due to distribution agreement partners	53,980	91,451
Accrued salaries and employee benefits	16,328	11,850
Accrued expenses and other current liabilities	37,438	38,352
Total current liabilities	217,405	294,673

Long-term debt, less current portion	-	-
Other long-term liabilities	42,866	41,581
Commitments and contingencies	-	-

Stockholders' equity
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
37,620,354 and 37,392,469 shares	375	374
Additional paid-in capital	326,042	319,976
Retained earnings	225,698	159,470
Accumulated other comprehensive gain	1,132	122
Treasury stock, at cost 2,802,266 and 2,716,010 shares	(69,808)	(67,959)
Total stockholders' equity	483,439	411,983
Total liabilities and stockholders’ equity	$743,710	$748,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Revenues:
Net product sales	$290,961	$144,765	$891,333	$404,291
Other product related revenues	3,841	4,202	11,505	12,541
Total revenues	294,802	148,967	902,838	416,832
Cost of goods sold	202,664	97,505	660,223	290,741
Gross margin	92,138	51,462	242,615	126,091
Operating expenses:
Research and development	6,458	13,784	19,567	46,897
Selling, general and administrative	45,306	30,664	122,383	98,701
Settlements and loss contingencies, net	62	4,592	(3,253)	4,592
Restructuring costs	(230)	-	1,252	-
Total operating expenses	51,596	49,040	139,949	150,190
Gain on sale of product rights and other	1,835	2,200	3,200	4,325
Operating income (loss)	42,377	4,622	105,866	(19,774)
Gain on bargain purchase	-	-	3,021	-
Gain on extinguishment of senior subordinated convertible notes	1,615	-	2,364	-
Equity in loss of joint venture	-	-	-	(330)
Loss on marketable securities and other investments, net	-	(2,507)	(55)	(2,940)
Interest income	504	2,285	2,328	7,428
Interest expense	(1,773)	(3,579)	(6,935)	(10,633)
Income (loss) from continuing operations before provision (benefit) for income taxes	42,723	821	106,589	(26,249)
Provision (benefit) for income taxes	16,209	196	39,833	(7,298)
Income (loss) from continuing operations	26,514	625	66,756	(18,951)
Discontinued operations:
Gain from discontinued operations	-	-	-	505
Provision for income taxes	176	150	528	863
Gain (loss) from discontinued operations	(176)	(150)	(528)	(358)
Net income (loss)	$26,338	$475	$66,228	($19,309)

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.79	$0.01	$1.98	($0.56)
Gain (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss)	$0.78	$0.01	$1.96	($0.57)

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.77	$0.01	$1.97	($0.56)
Gain (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss)	$0.76	$0.01	$1.95	($0.57)

Weighted average number of common shares outstanding:
Basic	33,710	33,322	33,647	33,282
Diluted	34,245	33,366	33,930	33,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$66,228	($19,309)
Deduct: Loss from discontinued operations, net of tax	(528)	(358)
Income (loss) from continuing operations	66,756	(18,951)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	15,651	3,164
Non-cash interest expense	3,824	5,632
Depreciation and amortization	27,723	22,966
Loss on marketable securities and other investments, net	55	2,940
Equity in loss of joint venture	-	330
Allowances against accounts receivable	1,877	(43,472)
Share-based compensation expense	10,566	10,257
Loss on disposal of fixed assets	938	170
Gain on extinguishment of senior subordinated convertible notes	(2,364)	-
Gain on bargain purchase	(3,021)	-
Other, net	69	(76)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(24,241)	19,931
(Increase) decrease in inventories	(31,036)	35,975
Decrease in prepaid expenses and other assets	3,453	3,061
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,505	(5,210)
(Decrease) increase in payables due to distribution agreement partners	(37,471)	7,829
Increase in income taxes receivable/payable	19,314	(8,391)
Net cash provided by operating activities	69,598	36,155
Cash flows from investing activities:
Capital expenditures	(6,747)	(13,015)
Purchases of intangibles	(1,000)	(20,000)
Business acquisitions	(55,300)	-
Purchases of available for sale debt securities	(10,000)	(98,903)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	65,253	67,825
Proceeds from settlement with liquidated fund	-	1,667
Capital contributions to joint venture	-	(2,182)
Net cash used in investing activities	(7,794)	(64,608)
Net cash provided by investing activities from discontinued operations		505
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	515	346
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	170	223
Excess tax benefits on exercise of nonqualified stock options	133	205
Purchase of treasury stock	(1,850)	(1,335)
Reductions in principal due to repurchases of senior subordinated convertible notes	(60,715)	-
Net cash used in financing activities	(61,747)	(561)
Net increase (decrease) in cash and cash equivalents	57	(28,509)
Cash and cash equivalents at beginning of period	170,629	200,132
Cash and cash equivalents at end of period	$170,686	$171,623
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$4,666	($2,276)
Interest	$3,665	$5,750
Non-cash transactions:
Capital expenditures incurred but not yet paid	$461	$2,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2009

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “Par,” “the Company,” “we,” “our,” or “us”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States.  In 2007, Par began operating the brand pharmaceutical segment under the name Strativa Pharmaceuticals (“Strativa”).  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, products in the semi-solid form of a cream and a transdermal patch.

Note 1 - Basis of Presentation:

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles generally accepted in the United States (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC became effective for financial statements issued for interim periods ended after September 15, 2009.  All content within the ASC carries the same level of authority.  While the adoption of the ASC as of fiscal period ended October 3, 2009 changes how Par references accounting standards, the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

The accompanying condensed consolidated financial statements at October 3, 2009 and for the three-month and nine month periods ended October 3, 2009 and September 27, 2008 are unaudited; in the opinion of Par’s management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2008 was derived from Par’s audited consolidated financial statements included in Par’s 2008 Annual Report on Form 10-K and its Current Report on Form 8-K dated June 19, 2009 that contains updated historical financial statements and financial data included in Par’s 2008 Annual Report on Form 10-K for accounting adjustments related to the adoption of FASB ASC 470-20 Debt – Debt with Conversion and Other Options.

Pursuant to accounting requirements of the SEC applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by U.S. GAAP for audited financial statements.  Accordingly, these statements should be read in conjunction with Par’s 2008 Annual Report on Form 10-K and its Current Report on Form 8-K dated June 19, 2009.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 — Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements:

In accordance with FASB ASC 470-20, the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, Par separately accounted for the liability and equity components of its senior subordinated convertible notes in a manner that reflects our economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  Upon conversion, Par has agreed to satisfy its conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The effect of the new rules for this type of convertible debt instruments is that the equity component would be included in the additional paid-in capital section of stockholders’ equity on Par’s condensed consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FASB ASC 470-20 was effective as of January 1, 2009, with retrospective application required.  For instruments subject to the scope of FASB ASC 470-20, higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense will also be higher than previously reported due to retrospective application.  Par estimates that its original $200 million aggregate principal amount of 2.875% senior subordinated convertible notes due 2010 had an approximate initial measurement of a $169 million liability component and a $31 million equity component.

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statement of operations for the three-month and nine month periods ended September 27, 2008 ($ amounts in thousands):

	Three months ended September 27, 2008
	As previously reported	Adjustments	As adjusted
Interest expense	($1,667)	($1,912)	($3,579)
Income (loss) from continuing operations before provision (benefit) for income taxes	$2,733	($1,912)	$821
Provision (benefit) for income taxes	$923	($727)	$196
Income (loss) from continuing operations	$1,810	($1,185)	$625
Net income (loss)	$1,660	($1,185)	$475

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.05	($0.04)	$0.01
Net income (loss)	$0.05	($0.04)	$0.01

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.05	($0.04)	$0.01
Net income (loss)	$0.05	($0.04)	$0.01

	Nine months ended September 27, 2008
	As previously reported	Adjustments	As adjusted
Interest expense	($5,001)	($5,632)	($10,633)
Loss from continuing operations before benefit for income taxes	($20,617)	($5,632)	($26,249)
Benefit for income taxes	($5,158)	($2,140)	($7,298)
Loss from continuing operations	($15,459)	($3,492)	($18,951)
Net loss	($15,817)	($3,492)	($19,309)

Basic earnings (loss) per share of common stock:
Loss from continuing operations	($0.46)	($0.10)	($0.56)
Net loss	($0.47)	($0.10)	($0.57)

Diluted earnings (loss) per share of common stock:
Loss from continuing operations	($0.46)	($0.10)	($0.56)
Net loss	($0.47)	($0.10)	($0.57)

The table below sets forth the effect of the adjustments on the applicable line items within Par’s condensed consolidated statements of cash flows for the nine month period ended September 27, 2008 ($ amounts in thousands):

	Nine months ended September 27, 2008
	As previously reported	Adjustments	As adjusted
Cash flows from operating activities:
Net loss	($15,817)	($3,492)	($19,309)
Loss from continuing operations	($15,459)	($3,492)	($18,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,304	($2,140)	$3,164
Non-cash interest expense	-	$5,632	$5,632
Net cash provided by operating activities	$36,155	-	$36,155

Note 3 - Share-Based Compensation:

Par accounts for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, Par recognizes share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also amended FASB ASC 230-10 Statement of Cash Flows to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with FASB ASC 718-10, $0.1 million and $0.2 million of excess tax benefits for the nine months ended October 3, 2009 and September 27, 2008, have been classified as both an operating cash outflow and financing cash inflow.

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

As of October 3, 2009, there were approximately 4.7 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.  At October 3, 2009, approximately 0.8 million shares remain available under such plans for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Risk-free interest rate	2.7%	n/a	1.9%	3.0%
Expected life (in years)	6.3	n/a	6.3	6.3
Expected Volatility	45.5%	n/a	43.9%	48.5%
Dividend	0%	n/a	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of Par’s existing options have reached their full 10-year term, and also because a significant portion of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  Par will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three month period ended October 3, 2009 was $7.18.  The Company did not grant any options in the three month period ended September 27, 2008.  The weighted average per share fair value of options granted in the nine month periods ended October 3, 2009 and September 27, 2008 were $5.82 and $9.92.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the three-month and nine month periods ended October 3, 2009 and September 27, 2008 ($ amounts in thousands):

	For the three months ended		For the nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Cost of goods sold	$120	$67	$364	$205
Research and development	-	168	-	514
Selling, general and administrative	1,078	606	3,272	1,852
Total, pre-tax	$1,198	$841	$3,636	$2,571
Tax effect of share-based cmpensation	(455)	(320)	(1,382)	(977)
Total, net of tax	$743	$521	$2,254	$1,594

The following is a summary of Par’s stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2008	4,065	$31.88
Granted	1,223	12.90
Exercised	(54)	9.45
Forfeited	(741)	37.63
Balance at October 3, 2009	4,493	$26.06	5.9	$15,854
Exercisable at October 3, 2009	2,618	$34.85	3.8	$1,254
Vested and expected to vest at October 3, 2009	4,313	$26.59	4.9	$14,367

The total fair value of shares vested during the three-month period ended October 3, 2009 was $0.6 million and $0.8 million for the three-month period ended September 27, 2008.  The total fair value of shares vested during the nine month period ended October 3, 2009 was $3.2 million and $6.8 million for the nine month period ended September 27, 2008.  As of October 3, 2009, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $9.1 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.7 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the three-month and nine month periods ended October 3, 2009 and September 27, 2008 was as follows ($ amounts in thousands):

	For the three months ended		For the nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Cost of goods sold	$159	$125	$546	$449
Research and development	-	312	-	1,121
Selling, general and administrative	1,428	1,125	4,916	4,035
Total, pre-tax	$1,587	$1,562	$5,462	$5,605
Tax effect of stock-based compensation	(603)	(594)	(2,076)	(2,130)
Total, net of tax	$984	$968	$3,386	$3,475

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	864	$20.84
Granted	218	12.99
Vested	(209)	26.15
Forfeited	(69)	18.06
Non-vested balance at October 3, 2009	804	$17.56	$17,123

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2008	106	$23.72
Granted	68	13.16
Vested and shares issued	(62)	19.46
Forfeited	-	-
Unvested restricted stock unit balance at October 3, 2009	112	$18.83	$2,435
Vested awards not issued	95	$24.01	$2,054
Total restricted stock unit balance at October 3, 2009	207	$21.20	$4,489

As of October 3, 2009, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $10.3 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.0 years.

Restricted Stock Grants With Market Performance Vesting Conditions

In 2008, Par issued restricted stock grants with market performance vesting conditions.  The vesting of restricted stock grants issued to certain employees of Par is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on Par’s common stock exceeds a minimum TSR relative to Par’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of 555 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if Par’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of approximately five employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, except by operation of the provisions of approximately five employment contracts under specific termination conditions.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate Par, to settle the restricted stock in cash.

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

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the three-month and nine month periods ended October 3, 2009 and September 27, 2008 ($ amounts in thousands):

	For the three months ended		For the nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Cost of goods sold	$54	$56	$147	$166
Research and development	-	140	-	416
Selling, general and administrative	483	505	1,320	1,498
Total, pre-tax	$537	$701	$1,467	$2,080
Tax effect of stock-based compensation	(204)	(266)	(557)	(790)
Total, net of tax	$333	$435	$910	$1,290

         As of October 3, 2009, $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market condition vesting, is expected to be recognized over a weighted average period of approximately 1.25 years.

The following is a summary of Par’s restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	290	$24.78
Granted	-	-
Vested	-	-
Forfeited	(29)	24.78
Non-vested balance at October 3, 2009	261	$24.78	$5,566

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 3,000 shares during the three-month period ended October 3, 2009 and 7,000 shares during the three-month period ended September 27, 2008.  Employees purchased 12,000 shares during the nine month period ended October 3, 2009 and 15,000 shares during the nine month period ended September 27, 2008.

Note 4 - Available for Sale Marketable Debt and Equity Securities:

At October 3, 2009 and December 31, 2008, all of Par’s investments in marketable debt and equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 5 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of Par’s marketable debt and equity securities available for sale at October 3, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$105	$ -	$16,405
Debt securities issued by various state and local municipalities and agencies	9,668	103	-	9,771
Other debt securities	13,197	394	-	13,591
Available for sale marketable debt securities	39,165	602	-	39,767

Marketable equity securities available for sale Hana Biosciences, Inc.	375	1,225	-	1,600

Total	$39,540	$1,827	$ -	$41,367

All available for sale debt securities are classified as current on Par’s condensed consolidated balance sheet as of October 3, 2009.

Par sold its investment in a debt security issued by Ford Motor Credit Company for approximately $1.6 million during the first quarter of 2009.  Par recorded a pre-tax gain of $0.3 million in the condensed consolidated statement of operations.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.

Par recorded a loss of $0.2 million in the condensed consolidated statement of operations during the first quarter of 2009, which represented an other-than-temporary impairment of Par’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the condensed consolidated statement of operations.  Par classified its investment in Hana (at the revised cost of $0.4 million) as a non-current asset on its condensed consolidated balance sheet.  Par recorded a $0.8 million unre alized gain through equity on the condensed consolidated balance sheet during the second quarter of 2009 . During the three months ended October 3, 2009, Par has recorded a n additional $0.4 million unre alized gain through equity on the condensed consolidated balance sheet.  As of October 3, 2009 the total amount of unrealized gain which is reflected as part of stockholder’s equity totaled $1.2 million .

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2008 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,241	$300	$ -	$41,541
Debt securities issued by various state and local municipalities and agencies	28,309	276	-	28,585
Other debt securities	24,698	-	(378)	24,320
Available for sale marketable debt securities	94,248	576	(378)	94,446

Marketable equity securities available for sale Hana Biosciences, Inc.	600	-	-	600

Total	$94,848	$576	($378)	$95,046

The following is a summary of the contractual maturities of Par’s available for sale debt securities at October 3, 2009 ($ amounts in thousands):

	October 3, 2009
		Estimated Fair
	Cost	Value
Less than one year	$16,417	$16,610
Due between 1-2 years	22,748	23,157
Total	$39,165	$39,767

Note 5 – Fair Value Measurements:

As described in Note 20 “Recent Accounting Pronouncements,” Par adopted FASB ASC 820-10 Fair Value Measurements and Disclosures with respect to financial assets and liabilities as of January 1, 2008.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2009 were as follows ($ amounts in thousands):

	Estimated Fair Value at October 3, 2009	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$16,405	$ -	$16,405	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	9,771	-	9,771	-
Other debt securities (Note 4)	13,591	-	13,591	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	1,600	1,600	-	-
Total investments in debt and marketable equity securities	$41,367	$1,600	$39,767	$ -

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows ($ amounts in thousands):

	Estimated Fair Value at December 31, 2008	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 4)	$41,541	$ -	$41,541	$ -
Debt securities issued by various state and local municipalities and agencies (Note 4)	28,585	-	28,585	-
Other debt securities (Note 4)	24,320	-	24,320	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 4)	600	600	-	-
Total investments in debt and marketable equity securities	$95,046	$600	$94,446	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	October 3,	December 31,
	2009	2008
Gross trade accounts receivable	$218,902	$194,661
Chargebacks	(13,245)	(32,738)
Rebates and incentive programs	(43,344)	(27,110)
Returns	(40,049)	(38,128)
Cash discounts and other	(17,412)	(13,273)
Allowance for doubtful accounts	(1)	(4)
Accounts receivable, net	$104,851	$83,408

Allowance for doubtful accounts	For the nine-month period ended
	October 3,	September 27,
	2009	2008
Balance at beginning of period	($4)	($20)
Additions – charge to expense	-	(3)
Adjustments and/or deductions	3	20
Balance at end of period	($1)	($3)

The following tables summarize the activity for the nine months ended October 3, 2009 and the nine months ended September 27, 2008,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Nine Month Period Ended October 3, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($126,538)	($435)	(1)	$146,466	($13,245)
Rebates and incentive programs	(27,110)	(91,904)	157		75,513	(43,344)
Returns	(38,128)	(22,010)	77		20,012	(40,049)
Cash discounts and other	(13,273)	(63,548)	-		59,409	(17,412)
Total	($111,249)	($304,000)	($201)		$301,400	($114,050)

Accrued liabilities (2)	($21,912)	($22,780)	$2,197	(5)	$14,820	($27,675)

	For the Nine Month Period Ended September 27, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($286,435)	($539)	(1)	$302,642	($30,338)
Rebates and incentive programs	(42,859)	(63,864)	(1,571)	(3)	82,014	(26,280)
Returns	(47,102)	(13,049)	3,868	(4)	16,610	(39,673)
Cash discounts and other	(16,158)	(35,095)	349		38,525	(12,379)
Total	($152,125)	($398,443)	$2,107		$439,791	($108,670)

Accrued liabilities (2)	($17,684)	($17,365)	($192)		$12,129	($23,112)

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

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the nine month period ended September 27, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates of $2.8 million relating to the loss of a customer for certain products and new returns information that became available during the nine month period ended September 27, 2008.

(5)

The change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 53% of our net product sales were derived from the wholesale distribution channel for the three months ended October 3, 2009 and 74% for the three months ended September 27, 2008.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying Par’s products or replace competing products in their distribution channels with products sold by Par.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  Par also provides indirect rebates, which are rebates paid to indirect customers that have purchased Par’s products from a wholesaler under a contract with Par.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock Par’s products.  Par may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that Par considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  Par does not provide incentives designed to increase shipments to its customers that it believes would result in out-of-the-ordinary course of business inventory for them.  Par regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

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

Par accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) Par generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date. Par records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, Par considers other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Use of Estimates in Reserves

Par believes that its reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances.  It is possible however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause Par’s allowances and accruals to fluctuate, particularly with newly launched or acquired products.  Par reviews the rates and amounts in its allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than those reflected in its recorded reserves, the resulting adjustments to those reserves would decrease Par’s reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in its recorded reserves, then the resulting adjustments to those reserves would increase its reported net revenues. If Par were to change its assumptions and estimates, its reserves would change, which would impact the net revenues that Par reports.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Major Customers – Gross Accounts Receivable

	October 3,	December 31,
	2009	2008
McKesson Corporation	22%	36%
AmerisourceBergen Corporation	16%	17%
Cardinal Health, Inc.	14%	13%
Wal-Mart Stores, Inc.	10%	5%
Other customers	38%	29%
Total gross accounts receivable	100%	100%

Note 7 - Inventories:

($ amounts in thousands)

	October 3,	December 31,
	2009	2008
Raw materials and supplies	$14,888	$13,760
Work-in-process	5,059	4,495
Finished goods	55,414	24,249
	$75,361	$42,504

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $0.2 million for the quarter ended October 3, 2009 and $3.0 million for the quarter ended September 27, 2008. Inventory write-offs were $4.8 million for the year-to-date period ended October 3, 2009 and $7.9 million for the year-to-date period ended September 27, 2008.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of October 3, 2009, Par had approximately $1.2 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	October 3,	December 31,
	2009	2008
Raw materials and supplies	$902	$577
Work-in-process	175	542
Finished goods	118	474
	$1,195	$1,593

Pre-launch inventories at December 31, 2008 were mainly comprised of specific in-house developed products.  Since that time, Par maintained the levels of non-commercial inventory flat by launching new products during the first three quarters of 2009 and replenishing raw materials of anticipated future launches. Write-offs of pre-launch inventories, net of partner allocation, were $0.1 million for the quarter ended October 3, 2009 and $1.5 million for the quarter ended September 27, 2008. Write-offs of pre-launch inventories, net of partner allocation, were $0.4 million for the year-to-date period ended October 3, 2009 and $3.5 million for the year-to-date period ended September 27, 2008.

Note 8 – Property, Plant and Equipment, net:

($ amounts in thousands)

	October 3,	December 31,
	2009	2008
Land	$1,882	$1,882
Buildings	25,578	25,571
Machinery and equipment	46,888	44,027
Office equipment, furniture and fixtures	4,578	4,774
Computer software and hardware	44,457	29,179
Leasehold improvements	12,084	11,548
Construction in progress	4,078	16,462
	139,545	133,443
Less accumulated depreciation and amortization	63,683	54,004
	$75,862	$79,439

Depreciation and amortization expense related to property, plant and equipment was $4.0 million for the three months ended October 3, 2009 and $3.2 million for the three months ended September 27, 2008.   Depreciation and amortization expense related to property, plant and equipment was $9.5 million for the nine months ended October 3, 2009 and $10.1 million for the nine months ended September 27, 2008.

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	October 3,	December 31,
	2009	2008
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $2,280	$52,441	$ -
Spectrum Development and Marketing Agreement, net of accumulated amortization of $18,404 and $6,839	6,596	18,161
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $5,275 and $3,850	4,726	6,151
Paddock Licensing Agreement, net of accumulated amortization of $3,000 and $2,250	3,000	3,750
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $8,124 and $7,582	2,709	3,251
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $1,784 and $1,106	1,900	2,578
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $55	1,345	-
Other intangible assets, net of accumulated amortization of $5,360 and $5,216	888	32
FSC Laboratories Agreement, net of accumulated amortization of $5,319 and $4,816	503	1,006
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,699 and $11,420	-	279
	$74,108	$35,208

Par recorded amortization expense related to intangible assets of $5.1 million for the three months ended October 3, 2009 and $8.3 million for the three months ended September 27, 2008.  Par recorded amortization expense related to intangible assets of $18.2 million for the nine months ended October 3, 2009 and $12.9 million for the nine months ended September 27, 2008.  The majority of this amortization expense is included in cost of goods sold.

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

Estimated Amortization Expense

Estimated
Amortization
($ in thousands)	Expense
2009	$4,878
2010	13,534
2011	10,255
2012	7,219
2013	5,161
2014 and thereafter	33,061
$74,108

Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of October 3, 2009, Par believes its net intangible assets are recoverable.

Note 10 - Income Taxes:

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Effective tax rate	38%	24%	37%	28%

The Company’s effective tax rate for the three and nine month periods ended September 27, 2008 includes the impact of permanent tax items and reflects a $2.7 million charge, recorded in the third quarter of 2008 related to the Company’s revised filing position on certain tax credits related to prior years.

The IRS is currently examining Par’s 2007 federal income tax return.  Periods prior to 2004 have either been audited or are no longer subject to IRS audit.  Par is currently under audit by two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, Par is no longer subject to examination by tax authorities for years prior to 2004.

Current deferred income tax assets at October 3, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Current deferred income tax assets at December 31, 2008 consisted of temporary differences primarily related to accounts receivable reserves and accrued expenses.  Non-current deferred income tax assets at October 3, 2009 and December 31, 2008 consisted of the tax benefit related to acquired in-process research and development and timing differences primarily related to intangible assets and stock options.

The Company believes that it is reasonably possible that approximately $14 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  Par reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.

Note 11 - Long-Term Debt:

Long-Term Debt

($ amounts in thousands)

	October 3,	December 31,
	2009	2008
Senior subordinated convertible notes	$74,373	$130,141
Less current portion	(74,373)	(130,141)
	$-	$-

On October 3, 2009, Par’s outstanding senior subordinated convertible notes had a face value of $78.6 million and a quoted market value of approximately $77.0 million.  On December 31, 2008, the senior subordinated convertible notes had a face value of $142 million and a quoted market value of approximately $112 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted or repurchased.  Par may not redeem the notes prior to their maturity date.

In March 2009, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $2.5 million for approximately $2.3 million, including accrued interest.  Par recorded a gain of approximately $0.2 million in the first quarter of 2009 related to this debt extinguishment.

In June 2009, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  Par recorded a gain of approximately $0.5 million in the second quarter of 2009 related to this debt extinguishment.

During the third quarter of 2009, Par repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $49.6 million for approximately $47.6 million, including accrued interest.  Par recorded a gain of approximately $1.6 million in the third quarter of 2009 related to this debt extinguishment.  Par reflected the obligations as a current liability, in accordance with the September 30, 2010 maturity date of the notes, on the condensed consolidated balance sheet as of October 3, 2009.

Subsequent to October 3, 2009, Par commenced a “Modified Dutch Auction” tender offer for up to $65 million of the senior subordinated convertible notes due September 30, 2010 that remains outstanding.  Refer to Note 21, “Subsequent Events” for further details.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of FASB ASC 470-20.

Note 12 - Changes in Stockholders’ Equity:

Changes in Par’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income/(Loss) accounts during the nine month period ended October 3, 2009 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income/(Loss)
Balance, December 31, 2008	37,392	$374	$319,976	$122
Unrealized gain on available for sale securities, net of tax	-	-	-	1,010
Exercise of stock options	55	-	515	-
Tax benefit from exercise of stock options	-	-	133	-
Tax deficiency related to vesting of restricted stock	-	-	(1,530)	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	170	-
Forfeitures of restricted stock	(77)	(1)	1	-
Issuances of restricted stock	250	2	(2)	-
Compensatory arrangements	-	-	10,566	-
Other (1)	-	-	(3,787)	-
Balance, October 3, 2009	37,620	$375	$326,042	$1,132

(1)

The balance primarily relates to the repurchases of senior subordinated convertible notes and the proportionate derecognition of the associated equity component that was recorded as a reduction of stockholders’ equity under the provisions of FASB ASC 470-20-40 Debt – Debt with Conversion and Other Options – Derecognition.

($ amounts in thousands)

Comprehensive Income (Loss)	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income (loss)	$26,338	$475	$66,228	($19,309)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	316	(722)	976	(1,897)
Less: reclassification adjustment for net losses included in net income, net of tax	-	1,554	34	2,856
Comprehensive income (loss)	$26,654	$1,307	$67,238	($18,350)

In April 2004, Par’s Board of Directors authorized the repurchase of up to $50.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par had repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1.6 million shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of October 3, 2009.  The repurchase program has no expiration date.

See Note 2, “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” for the impact of FASB ASC 470-20.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Income (loss) from continuing operations	$26,514	$625	$66,756	($18,951)

Gain from discontinued operations	-	-	-	505
Provision for income taxes	176	150	528	863
Gain (loss) from discontinued operations	(176)	(150)	(528)	(358)
Net income (loss)	$26,338	$475	$66,228	($19,309)

Basic:
Weighted average number of common shares outstanding	33,710	33,322	33,647	33,282

Income (loss) from continuing operations	$0.79	$0.01	$1.98	($0.56)
Gain (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss) per share of common stock	$0.78	$0.01	$1.96	($0.57)

Assuming dilution:
Weighted average number of common shares outstanding	33,710	33,322	33,647	33,282
Effect of dilutive securities	535	44	283	-
Weighted average number of common and common equivalent shares outstanding	34,245	33,366	33,930	33,282

Income (loss) from continuing operations	$0.77	$0.01	$1.97	($0.56)
Gain (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss) per share of common stock	$0.76	$0.01	$1.95	($0.57)

Outstanding options of 2.7 million as of October 3, 2009 and 4.0 million as of September 27, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  For the three months and nine months ended October 3, 2009, restricted stock grants with market condition vesting were not included in the calculation of diluted earnings per share because the Total Stockholder Return (“TSR”) on Par’s common stock did not exceed a minimum TSR relative to Par’s stock price at the beginning of the vesting period.  In addition, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of October 3, 2009 and September 27, 2008.  The warrants related to the senior subordinated convertible notes are exercisable for an aggregate of 885 thousand shares of common stock at an exercise price of $105.20 per share and expire in September 2010, unless the notes are repurchased earlier than their maturity.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 14 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Unless otherwise indicated in the details provided below, Par cannot predict with certainty the outcome or the effects on Par of the litigations described below.  The outcome of the litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated, Par at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.

Corporate Litigation

Par and certain of its former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of Par between July 23, 2001 and July 5, 2006. The lawsuits followed Par’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that Par and certain members of its then management engaged in violations of the Exchange Act , by issuing false and misleading statements concerning Par’s financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  Par and the individual defendants have filed a motion to dismiss.  On September 30, 2009, the Court granted the motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The time for the Company and Messrs. O’Connor and Tarriff (the “Individual Defendants”) to file answers expires on October 30, 2009.  Par and the Individual Defendants intend to vigorously defend the consolidated class action.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the PTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the Paddock litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, Par filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg, Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserted that the ’588 patent is invalid and unenforceable.  On April 17, 2009, a dismissal with prejudice was entered in the case pursuant to a settlement agreement between the parties.  In view of this agreement, Par will enter the market with generic Rythmol SR on January 1, 2011 or earlier depending on certain circumstances.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the Complaint was amended to include claims of infringement of the ‘887 patent by Par’s 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, Par’s bench trial in the U.S. District Court of Delaware concluded and Par filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of Par on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while Par filed its notice of cross appeal on September 14, 2009.  Par intends to vigorously prosecute its appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The Complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaim that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to alfuzosin.  An order for stipulated dismissal of Par from the litigation was entered May 9, 2009.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The Complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The Complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware. Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of the Patent because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  Par filed its proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010.  On September 11, 2009, plaintiffs filed a motion for summary judgment in the Delaware District Court.  Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK

Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

On April 15, 2009, Par filed a declaratory judgment Complaint against Novartis and Ajinomoto Co., Inc. in the United States District Court for the Eastern District of Pennsylvania.  The Complaint seeks declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 5,463,116; 5,488,150; 6,559,188; 6,641,841; 6,844,008; and 6,878,749 in view of Par’s December 22, 2004 submission of a Paragraph IV certification to the FDA for approval of 60 mg and 120 mg nateglinide oral tablets.  On August 20, 2009, defendants entered into covenants-not-to-sue on the patents covering nateglinide oral tablets and Par filed a notice of dismissal in the district court on August 21, 2009.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because Par submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  Par filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010 and a two-week bench trial for March 28, 2011.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because Par submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  Par filed an Answer on August 21, 2009.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Alcon.

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

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if called upon to do so.

Department of Justice Matter

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Par’s estimate of the probable loss is approximately $5.0 million, including interest, which has been accrued as of October 3, 2009.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.

Note 15 – Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $0.5 million which represents Par’s share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the period ended September 27, 2008.

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

The business segments of Par were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting.  Par believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of Par’s generic products, Par has determined that its generic pharmaceuticals are a single reportable business segment.  Par’s chief operating decision maker does not review the generic segment in any more granularity, such as at the therapeutic or other classes or categories.  Certain of Par’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments.   Other expenses, such as general and administrative expenses and non-specific research and development expenses, are allocated between the two segments based on assumptions determined by Par’s management.

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Revenues:
Generic	$269,442	$129,383	$839,690	$352,168
Strativa	25,360	19,584	63,148	64,664
Total revenues	$294,802	$148,967	$902,838	$416,832

Gross margin:
Generic	$72,934	$35,932	$195,666	$75,291
Strativa	19,204	15,530	46,949	50,800
Total gross margin	$92,138	$51,462	$242,615	$126,091

Operating income (loss):
Generic	$48,260	$4,117	$124,500	($20,323)
Strativa	(5,883)	505	(18,634)	549
Total operating income (loss)	$42,377	$4,622	$105,866	($19,774)
Gain on bargain purchase	-	-	3,021	-
Gain on extinguishment of senior subordinated convertible notes	1,615	-	2,364	-
Equity in loss of joint venture	-	-	-	(330)
Loss on marketable securities and other investments, net	-	(2,507)	(55)	(2,940)
Interest income	504	2,285	2,328	7,428
Interest expense	(1,773)	(3,579)	(6,935)	(10,633)
Provision (benefit) for income taxes	16,209	196	39,833	(7,298)
Income (loss) from continuing operations	$26,514	$625	$66,756	($18,951)

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to its branded operations.  Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
Product	2009	2008	2009	2008
Generic
Metoprolol succinate ER (Toprol-XL®)	$161,104	$41,003	$579,667	$123,311
Clonidine TDS (Catapres TTS®)	20,393	-	20,393	-
Sumatriptan succinate injection (Imitrex®)	16,669	-	54,513	-
Meclizine Hydrochloride (Antivert®)	10,687	14,869	29,412	21,295
Dronabinol (Marinol®)	6,570	7,960	19,073	7,960
Nateglinide (Starlix®)	3,184	-	3,184	-
Cabergoline (Dostinex®)	3,056	5,054	9,931	17,648
Methimazole (Tapazole®)	3,039	2,818	7,433	8,041
Cholestyramine Powder (Questran®)	2,960	2,491	7,318	6,831
Propranolol HCl ER (Inderal LA®)	2,788	4,292	9,998	13,216
Megestrol oral suspension (Megace®)	2,356	3,215	7,003	8,034
Hydralazine Hydrochloride (Apresazide®)	2,046	2,636	6,319	6,840
Various amoxicillin products (Amoxil®)	1,275	2,521	1,648	11,310
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	755	3,489	4,614	9,321
Fluticasone (Flonase®)	518	6,345	5,910	34,636
Other (1)	30,701	31,130	69,269	79,111
Other product related revenues (2)	1,341	1,560	4,005	4,614
Total Generic Revenues	$269,442	$129,383	$839,690	$352,168

Strativa
Megace® ES	$19,085	$16,942	$49,675	$56,737
Nascobal® Nasal Spray (3)	3,775	-	5,973	-
Other product related revenues (2)	2,500	2,642	7,500	7,927
Total Strativa Revenues	$25,360	$19,584	$63,148	$64,664

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or nine month periods ended October 3, 2009 or September 27, 2008.

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

(3) Refer to Note 19, “Acquisitions.”

During the nine month period ended October 3, 2009, Par recognized a gain on the sale of product rights of $3.2 million, and during the nine month period ended September 27, 2008, of $3.7 million, related to the sale of multiple ANDAs.  In November 2007, Par entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  Par recorded $0.6 million in the operating results of the first quarter of 2008 when Par’s obligations were fulfilled related to this agreement.

Note 17 - Research and Development Agreements:

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, mucoadhesive buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, we paid BioAlliance an initial payment of $15.0 million.  BioAlliance completed Phase III studies and on February 6, 2009 submitted a NDA for miconazole buccal tablets.  On April 9, 2009, Par announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance developed a debossed tablet and resubmitted the NDA on June 16, 2009.  On August 19, 2009, Par announced that the FDA accepted the NDA for review.  If the product receives FDA approval, Par will pay BioAlliance $20.0 million and commercialize the product, which will be supplied by BioAlliance.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s orally dissolving film strip formulation of ondansetron, which is being developed for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  Under the terms of the agreement, we made payments to MonoSol totaling $3.5 million through March 2009.  MonoSol completed Phase III studies and on April 7, 2009, we submitted a NDA for the product.  On June 10, 2009, Par announced that the FDA accepted the NDA for review.  If the product receives FDA approval, Par will pay MonoSol $2.5 million and commercialize the product, which will be supplied by MonoSol.  In addition to royalties on net sales, MonoSol may also receive additional milestone payments if commercial sales achieve specified sales targets.

In January 2008, Par entered into an exclusive licensing agreement with Alfacell Corporation to acquire the U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  On January 27, 2009, Alfacell reported that, at a pre-NDA meeting with the FDA, the FDA recommended that an additional clinical trial be conducted prior to submitting an NDA.  Due to these developments, this contract ceased to be material to us.  On September 8, 2009, Par entered into a termination and mutual release agreement with Alfacell, which terminated our commercial rights and obligations under the licensing agreement, in exchange for a 2% royalty on U.S. sales of any ranpirnase product commercialized by or on behalf of Alfacell in the field of cancer.

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

During the first nine months of 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.  These charges were somewhat tempered during the three months ended October 3, 2009, by a revision in estimate of certain termination benefit costs.

The following table summarizes the restructuring costs incurred by Par in the first quarter of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of October 3, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at October 3, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$5,080	$1,309	($300)	$2,183
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	243	243	-	60
Total	$15,452	$6,314	$5,323	$1,552	($300)	$2,243

Par expects that approximately $6 million of the initial charge and $1.0 million of the additional charges will result in cash expenditures through 2010.

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

Assets held for sale as part of this restructuring charge were sold at their estimated carrying value during the three months ended October 3, 2009.

Note 19 – Acquisitions

During the three months ended June 27, 2009, the Company acquired Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain on the condensed consolidated statement of operations.  The Company has allocated the purchase price, including the value of identifiable intangibles with a finite life supported by third party appraisals.  Purchase price allocations will be finalized no later than twelve months from acquisition.  The operating results of the acquired businesses have been included in the consolidated financial results of the Company from March 31, 2009, the date of acquisition.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, the Company acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray, described below.  The assets acquired will be used primarily in the production of Nascobal® Nasal Spray.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  The purchase was funded from the Company’s cash on hand.

The acquisition has been accounted for as a bargain purchase under FASB ASC 805 Business Combinations.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.  The acquired intangible asset has no tax basis.  The Company allocated the purchase price based on input from third party appraisals.  From March 31, 2009, the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to total revenues and operating income of the Company.

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory related to a generic product	$1,121	N/A
Property, plant, and equipment	1,300	4 to 10 years
Intangible asset related to a generic product	1,400	2 years
Net tangible and intangible assets	3,821
Purchase price	800
Gain on Bargain Purchase	$3,021

Nascobal®

On March 31, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the Asset Purchase Agreement, the Company deposited $2 million of the purchase price into escrow as security for potential indemnification claims that the Company may have against the seller.  After 12 months, any amounts remaining in escrow will be turned over to QOL Medical.  The Company funded the purchase from cash on hand.  The Company has determined that the acquired intangible asset will be tax deductible.  The Company recorded $3.8 million of revenue from sales of Nascobal® Nasal Spray during the three months ended October 3, 2009 as part of the Strativa segment (refer to Note 16 – Segment Information).  The Company does not track operating income (or operating loss) at the product level.  The operating loss of the Strativa segment, which includes the Nascobal® Nasal Spray results, for the three and nine month periods ended October 3, 2009 are disclosed in Note 16.

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

Pro Forma Information (unaudited)

Since the Company acquired Nascobal® from QOL Medical and certain assets and liabilities from MDRNA on March 31, 2009, there are no differences between actual operating results and pro forma results for the three month period ended October 3, 2009.  The following unaudited pro forma information for the nine months ended October 3, 2009, assumes the acquisitions occurred as of January 1, 2009 and the unaudited pro forma information for nine months ended September 27, 2008, assumes the acquisitions occurred as of January 1, 2008:

	Nine months ended	Nine months ended
(In thousands, except per share data)	October 3, 2009	September 27, 2008
Total revenues	$906,087	$418,530
Income (loss) from continuing operations	65,926	(19,161)
Income (loss) from continuing operations per diluted share	$1.94	$(0.58)

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

Note 20 – Recent Accounting Pronouncements:

The Company adopted the provisions of FASB ASC 855-10 Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  FASB ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, FASB ASC 855-10 requires disclosure of the date through which subsequent events were evaluated.  FASB ASC 855-10 is effective for interim and annual periods after June 15, 2009. We have adopted FASB ASC 855-10 during the quarter ended June 27, 2009.  The Company has evaluated the period after the balance sheet date up through November 6, 2009, which is the date that the condensed consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed in Note 21.

The Company adopted the provisions of FASB ASC 820-10-65-4 Fair Value Measurements and Disclosures; FASB ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB ASC 820-10.  FASB ASC 820-10-65-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position is effective for periods ending after June 15, 2009.  The adoption of FASB ASC 820-10-65-4 did not have a material impact on Par’s financial position, results of operation, or cash flows.

The Company adopted the provisions of FASB ASC 320-10-65-1 Investments – Debt and Equity Securities; and FASB ASC 320-10-65-1 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This section of the FASB ASC applies to debt securities and is effective for periods ending after June 15, 2009.  The adoption of FASB ASC 320-10-65-1 did not have a material impact on Par’s financial position, results of operation, or cash flows.

The Company adopted the provisions of FASB ASC 825-10-65-1 Financial Instruments. FASB ASC 825-10-65-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This section of the FASB ASC requires those disclosures in all interim financial statements.  This section of the FASB ASC was effective for periods ending after June 15, 2009.  The adoption of FASB ASC 825-10-65-1 did not have a material impact on Par’s financial statements as the required disclosures had historically been presented during interim periods.

The Company adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.   FASB ASC 805-20 states a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This section of the FASB ASC was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 19 – “Acquisitions.”

The Company adopted the provisions of FASB ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity.  FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  FASB ASC 815-40 was effective as of the beginning of our 2009 fiscal year.  The adoption of FASB ASC 815-40 did not have a material impact on our financial position, results of operation, or cash flows.

The Company adopted the provisions of FASB ASC 808-10 Collaborative Arrangements.  A contractual arrangement falls within the scope of FASB ASC 808-10 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  FASB ASC 808-10 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  FASB ASC 808-10 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  The adoption of FASB ASC 808-10 did not have a material impact on our financial position, results of operation, or cash flows.

The Company adopted the provisions of FASB ASC 805 Business Combinations.  FASB ASC 805 significantly changed the accounting for business combinations.  Under FASB ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 will change the accounting treatment for certain specific items, including; acquisition costs will be generally expensed as incurred, minority interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  FASB ASC 805 also includes a substantial number of new disclosure requirements.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 19 – “Acquisitions.”

  The Company adopted the provisions of FASB ASC 810-10-65 Consolidation.  FASB ASC 810-10-65 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties.  FASB ASC 810-10-65 was effective for Par’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively.  The adoption of FASB ASC 810-10-65 did not have a material impact on our financial position, results of operation, or cash flows.

The Company adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosures.  FASB ASC 820-10 established a common definition for fair value to be applied to GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements.  FASB ASC 820-10 applies to fair value measurements that are already required or permitted by other sections of the FASB ASC, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those sections of the FASB ASC that fair value is the relevant measurement attribute.  Accordingly, this section of the FASB ASC does not require any new fair value measurements.  FASB ASC 820-10 was effective for fiscal years beginning after November 15, 2007.  Par’s adoption of FASB ASC 820-10 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 5, “Fair Value Measurements.”  The effective date of FASB ASC 820-10 with regard to non-financial assets and liabilities was January 1, 2009 for Par.  These non-financial assets and liabilities include goodwill.  The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, FASB ASC 820-10 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Note 21 – Subsequent Events:

On October 14, 2009, Par commenced a “Modified Dutch Auction” tender offer for a portion of its outstanding 2.875% senior subordinated convertible notes due September 30, 2010.  Under the “Modified Dutch Auction” procedure, Par is offering to purchase, for cash, up to $65.0 million aggregate principal amount of the outstanding convertible notes.  As of October 14, 2009, there was approximately $78.6 million aggregate principal amount of notes outstanding.  Par expects to fund the purchase of convertible notes tendered in the tender offer with available cash on hand.

On November 6, 2009, Par entered into a product licensing agreement with a third party pharmaceutical company and made an initial payment of $4 million.  A subsequent milestone of $2 million is payable upon the third party pharmaceutical company’s demonstration of certain manufacturing capabilities.  The third party pharmaceutical company will be responsible for manufacturing the product, and Par will be responsible for marketing and distribution.  The parties will share profits on any future sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2008, in Item 1A of this and our other 2009 Quarterly Reports on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with Par’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized our generic products division as part of an ongoing strategic assessment of our businesses.  This initiative is intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file/first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  We significantly reduced our research and development expenses by decreasing levels of internal research and development activities in an effort to focus on completing products currently in development.  Also, we will continue seeking additional generic products for sale through new and existing distribution agreements or acquisitions of complementary products and businesses, additional first-to-file opportunities and unique dosage forms to differentiate our products in the marketplace.  Generally, products that we have developed internally contribute higher gross margins than products that we sell under agreements because we pay a percentage of the gross or net profits or sales to our strategic partners on sales of products covered by our distribution agreements.  To continue the development of our brand pharmaceutical segment, Strativa Pharmaceuticals (“Strativa”), on March 31, 2009, we acquired the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.

Sales and gross margins of our products depend principally on the: (i) introduction of other generic drug manufacturers’ products in direct competition with our significant products; (ii) ability of generic competitors to quickly enter the market after the patent or exclusivity periods expire, or during exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits to Par from any one product; (iii) pricing practices of competitors and the removal of competing products from the market; (iv) continuation of existing distribution agreements; (v) introduction of new distributed generic products and brand products; (vi) consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vii) willingness of generic drug customers, including wholesale and retail customers, to switch among generic pharmaceutical manufacturers; (viii) approval of ANDAs, introduction of new Par manufactured products, and future new product launches; (ix) granting of potential marketing exclusivity periods; (x) extent of market penetration for the existing product line; (xi) level, quality and amount of customer service; and (xii) market acceptance of our recently introduced branded product (Nascobal®) and the successful development to commercialization of our in-licensed branded product pipeline.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that are believed by management to be unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market.  At that time, however, the branded company may license an “authorized generic” product to a competing generic company.  As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of those products have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors.

Net sales and gross margins derived from brand pharmaceutical products follow a different pattern.  Sellers of brand pharmaceutical products benefit from years of being the exclusive supplier to the market due to patent protections for the branded products.  The benefits include significantly higher gross margins relative to sellers of generic pharmaceutical products.  However, commercializing brand pharmaceutical products is more costly than generic pharmaceutical products.   Sellers of brand

pharmaceutical products often have increased infrastructure costs relative to sellers of generic pharmaceutical products and make significant investments in the development and/or licensing of these products without a guarantee that these expenditures will result in the successful development or launch of brand products that will prove to be commercially successful.  Just as we compete against companies selling branded products when we sell generic products, we confront the same competitive pressures when we sell our branded products.  Specifically, after patent protections expire, generic products can be sold in the market at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.

GENERIC BUSINESS

Our strategy for our generic division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (i.e., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, we are able to effectively and efficiently pursue these opportunities and support our partners.

In the three-month and nine-month periods ending October 3, 2009, our generic business net revenues and gross margin were concentrated in a few products, including three products that were launched subsequent to the first quarter of 2008.  The top five generic products accounted for approximately 73% of total consolidated revenues and approximately 50% of total consolidated gross margins in the third quarter of 2009.  The top five generic products accounted for approximately 78% of total consolidated revenues and approximately 53% of total consolidated gross margins in the year-to-date period of 2009.

We began selling metoprolol succinate ER (metoprolol) in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced on August 3, 2009, however, that the FDA had approved two of its abbreviated new drug applications (“ANDA”) for metoprolol, and accordingly, we are no longer the sole distributor for those two SKUs (25mg and 50mg).  Our sales volume and unit price for metoprolol were adversely impacted for these two SKUs during the third quarter and we anticipate that our sales and related gross margins from the other two SKUs (100mg and 200mg) will be negatively impacted after Watson receives FDA approval for those two SKUs.  Additionally, the two competitors that previously sold metoprolol could remedy the violations cited in their respective manufacturing operations by the FDA and reenter the market, and/or other competitors could enter the market, any of which events would also adversely impact our metoprolol revenues and gross margins.  In addition to new competition, supply issues could also adversely impact our future sales of metoprolol.

In August 2009, we launched the clonidine transdermal system (clonidine TDS), the generic version of Boehringer Ingelheim’s Catapres TTS ® ..  The product is manufactured by Aveva, and Par and Aveva share profits from the sales of the product.  From launch to October 3, 2009, we were the sole generic distributor of this product, and as of the date of this Form 10-Q, we believe we remain the sole generic distributor of this product.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to October 3, 2009, we remained the sole generic distributor of 3 SKUs with one competitor for a single SKU.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.

We marketed meclizine prior to an explosion at the manufacturing facility of our API supplier in February 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  From the beginning of 2009 to October 3, 2009, we believe we were the exclusive supplier of this generic product.

In addition, our investments in generic development are expected to yield approximately 6 to 9 new product launches during the remainder of 2009 and 2010 based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such dates may change due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These launches will be significant mileposts for us as we expect many of these products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  We or our strategic partners currently have approximately 27 ANDAs pending with the FDA, which includes 13 first-to-file and/or first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

STRATIVA

For Strativa, we will continue to invest in the marketing and sales of our promoted products and prepare for the commercialization of our licensed products.   In addition, we will continue to seek new licenses and acquisitions that accelerate the growth of our branded business.

In July 2005, we received FDA approval for our first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that the company has licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $4.7 million at October 3, 2009 and will be amortized over approximately 3.5 years.  We have promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal®, Strativa will focus on marketing both Megace® ES and Nascobal®.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  A lawsuit was subsequently filed by the Federal Trade Commission alleging violations of antitrust laws stemming from our court approved settlement of the related patent litigation.  For more information regarding the lawsuit, refer to Note 14 to the condensed consolidated financial statements.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, mucoadhesive buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  BioAlliance submitted an NDA for the product in February 2009, and on April 9, 2009, we announced that the NDA was not accepted based on the lack of an imprint code on the tablet.  BioAlliance developed a debossed tablet and resubmitted the NDA on June 16, 2009.  On August 19, 2009, we announced that the FDA accepted the NDA.  If the product receives FDA approval, we will pay BioAlliance $20.0 million and commercialize the product, which will be supplied by BioAlliance.  In addition to paying BioAlliance royalties on net sales, BioAlliance may receive milestone payments if commercial sales achieve specified sales targets.

In August 2007, we acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is indicated for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  We and our development partner in this program, NovaDel Pharma, Inc., are collaborating in the reformulation of ZensanaTM.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are working with NovaDel to further evaluate the results in order to determine the next steps for the ZensanaTM program.

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

In January 2008, we entered into an exclusive licensing agreement with Alfacell Corporation to acquire the U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  On January 27, 2009, Alfacell reported that, at a pre-NDA meeting with the FDA, the FDA recommended that an additional clinical trial be conducted prior to submitting an NDA.  Due to these developments, this contract ceased to be material to us, and on September 8, 2009, we entered into a termination and mutual release agreement with Alfacell, which terminated our commercial rights and obligations under the licensing agreement, in exchange for a 2% royalty on U.S. sales of any ranpirnase product commercialized by or on behalf of Alfacell in the field of cancer.

 On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  Nascobal® Nasal Spray is manufactured by Par with assets acquired on March 31, 2009 from MDRNA, Inc.

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

RESULTS OF OPERATIONS

Revenues

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended			Nine months ended

Product	Oct. 3, 2009	Sept. 27, 2008	$ Change	Oct. 3, 2009	Sept. 27, 2008	$ Change
Generic

Metoprolol succinate ER (Toprol-XL®)	$161,104	$41,003	$120,101	$579,667	$123,311	$456,356
Clonidine TDS (Catapres TTS®)	20,393	-	20,393	20,393	-	20,393
Sumatriptan succinate injection (Imitrex®)	16,669	-	16,669	54,513	-	54,513
Meclizine Hydrochloride (Antivert®)	10,687	14,869	(4,182)	29,412	21,295	8,117
Dronabinol (Marinol®)	6,570	7,960	(1,390)	19,073	7,960	11,113
Nateglinide (Starlix®)	3,184	-	3,184	3,184	-	3,184
Cabergoline (Dostinex®)	3,056	5,054	(1,998)	9,931	17,648	(7,717)
Methimazole (Tapazole®)	3,039	2,818	221	7,433	8,041	(608)
Cholestyramine Powder (Questran®)	2,960	2,491	469	7,318	6,831	487
Propranolol HCl ER (Inderal LA®)	2,788	4,292	(1,504)	9,998	13,216	(3,218)
Various amoxicillin products (Amoxil®)	1,275	2,521	(1,246)	1,648	11,310	(9,662)
Fluticasone (Flonase®)	518	6,345	(5,827)	5,910	34,636	(28,726)
Other product related revenues	1,341	1,560	(219)	4,005	4,614	(609)
Other	35,858	40,470	(4,612)	87,205	103,306	(16,101)
Total Generic Revenues	$269,442	$129,383	$140,059	$839,690	$352,168	$487,522

Strativa
Megace® ES	$19,085	$16,942	$2,143	$49,675	$56,737	($7,062)
Nascobal® Nasal Spray	3,775	-	3,775	5,973	-	5,973
Other product related revenues	2,500	2,642	(142)	7,500	7,927	(427)
Total Strativa Revenues	$25,360	$19,584	$5,776	$63,148	$64,664	($1,516)

	Three months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Revenues:
Generic	$269,442	$129,383	$140,059	108.3%	91.4%	86.9%
Strativa	25,360	19,584	5,776	29.5%	8.6%	13.1%
Total revenues	$294,802	$148,967	$145,835	97.9%	100.0%	100.0%

The increase in generic segment revenues in the third quarter of 2009 was primarily due to the exclusivity on two SKUs  (packaging sizes of 100mg and 200mg) of metoprolol and reduced competition for sales of two other SKUs (25mg and 50mg) of metoprolol relative to the prior year quarter.  The dollar amount increase of metoprolol revenues for the third quarter of 2009 can be attributed to volume of units sold (12% of total dollar increase) with the remainder of the dollar amount increase due to price.  We launched clonidine on August 19, 2009 as the sole generic distributor.  Previously, we also launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout the third quarter of 2009, we remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.  These increases were offset by decreases in meclizine HCl tablets due to price and by lower sales of fluticasone, as the supply agreement with GlaxoSmithKline plc was not extended and we had sold all available inventories as of October 3, 2009.

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were $224.0 million or 77% of our total product revenues for the three month period ended October 3, 2009 and $78.4 million or 53% of our total product revenues for the three month period ended September 27, 2008.  The increase in the percentage is primarily driven by higher sales of metoprolol, clonidine and sumatriptan.  We are substantially dependent upon distributed products for our overall sales and any inability by our suppliers to meet demand could adversely affect our future results of operations.

The increase in the Strativa segment revenues in the third quarter of 2009 was primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009 by Strativa.  Megace® ES revenues benefitted from the additional week in the third quarter of 2009 as compared to the 13 weeks in third quarter of 2008.

	Nine months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Revenues:
Generic	$839,690	$352,168	$487,522	138.4%	93.0%	84.5%
Strativa	63,148	64,664	(1,516)	(2.3%)	7.0%	15.5%
Total revenues	$902,838	$416,832	$486,006	116.6%	100.0%	100.0%

The increase in generic segment revenues for the nine months ended October 3, 2009 was primarily due to the exclusivity on two SKUs  (packaging sizes of 100mg and 200mg) of metoprolol and reduced competition for sales of two other SKUs (25mg and 50mg) of metoprolol relative to the prior year quarter.  The dollar amount increase of metoprolol revenues for the third quarter of 2009 can be attributed to volume of units sold (22% of total dollar increase) with the remainder of the dollar amount increase due to price.  We launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout the nine month period of 2009, we remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.  We also launched clonidine on August 19, 2009 as the sole generic distributor.  In the third quarter of 2008, we launched multiple strengths of dronabinol.  We also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  These increases were offset by lower sales of fluticasone, as the supply agreement with GlaxoSmithKline plc was not extended and we had sold all available inventories as of October 3, 2009.  In addition, cabergoline sales were negatively impacted by the loss of key customers and pricing pressure due to additional competition.  The decrease in sales of amoxicillin was due to its discontinuation in the fourth quarter of 2008.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were $715.0 million or 80% of our total product revenues for the nine month period ended October 3, 2009 and $231.6 million or 56% of our total product revenues for the nine month period ended September 27, 2008.

The net sales decline of Megace® ES in the year-to-date period of 2009 is primarily attributed to the timing of trade buying patterns.   In December 2007, the trade delayed its Megace® ES purchases until after the holidays to the benefit of the 2008 year-to-date period.  In December 2008, the trade accelerated its Megace® ES purchases before the holidays to the detriment of the 2009 year-to-date period.  Megace® ES also experienced higher returns during the 2009 year-to-date period as compared to the comparable prior year-to-date period.  We currently expect that the Megace® ES product returns rate for 2010 will approximate the 2009 returns rate.

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

Our gross revenues for the nine month periods ended October 3, 2009 and September 27, 2008 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

		Percentage of Gross Revenues		Percentage of Gross Revenues
	October 3, 2009 ($ thousands)		September 27, 2008 ($ thousands)
Gross revenues	$1,227,622		$830,725

Chargebacks	(126,973)	10.3%	(286,974)	34.5%
Rebates and incentive programs	(91,747)	7.5%	(65,435)	7.9%
Returns	(21,933)	1.8%	(9,181)	1.1%
Cash discounts and other	(63,548)	5.2%	(34,746)	4.2%
Medicaid rebates and rebates due under other US Government pricing programs	(20,583)	1.7%	(17,557)	2.1%
Total deductions	(324,784)	26.5%	(413,893)	49.8%

Total revenues	$902,838	73.5%	$416,832	50.2%

The total gross-to-net sales adjustments as a percentage of gross sales decreased for the nine months ended October 3, 2009, compared to the nine months ended September 27, 2008, primarily due to a significant reduction of chargebacks.  This decrease was driven primarily by the increase in metoprolol sales during the first nine months of 2009.  The metoprolol sales increase was driven by limited competition that resulted in increased volume to retail chains which do not result in a chargeback, as well as a price increase, commensurate with being the sole distributor of the generic product throughout the nine months ended October 3, 2009 for two SKUs (100mg and 200mg) and with reduced competition for two other SKUs (25mg and 50mg), which reduces the chargebacks that we pay to wholesalers.  This was coupled with lower overall volume of sales of products that carry higher than average chargeback rates, including lower fluticasone sales, and the discontinuation of other lower margin products.  Refer to the September 27, 2008 accounts receivable reserves activity table below for details of the prior period returns allowance.

The following tables summarize the activity for the nine months ended October 3, 2009 and September 27, 2008 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	For the Nine Month Period Ended October 3, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($126,538)	($435)	(1)	$146,466	($13,245)
Rebates and incentive programs	(27,110)	(91,904)	157		75,513	(43,344)
Returns	(38,128)	(22,010)	77		20,012	(40,049)
Cash discounts and other	(13,273)	(63,548)	-		59,409	(17,412)
Total	($111,249)	($304,000)	($201)		$301,400	($114,050)

Accrued liabilities (2)	($21,912)	($22,780)	$2,197	(5)	$14,820	($27,675)

	For the Nine Month Period Ended September 27, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($286,435)	($539)	(1)	$302,642	($30,338)
Rebates and incentive programs	(42,859)	(63,864)	(1,571)	(3)	82,014	(26,280)
Returns	(47,102)	(13,049)	3,868	(4)	16,610	(39,673)
Cash discounts and other	(16,158)	(35,095)	349		38,525	(12,379)
Total	($152,125)	($398,443)	$2,107		$439,791	($108,670)

Accrued liabilities (2)	($17,684)	($17,365)	($192)		$12,129	($23,112)

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

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the nine month period ended September 27, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates of $2.8 million relating to the loss of a customer for certain products and new returns information that became available during the nine month period ended September 27, 2008.

(5)

The change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.

Use of Estimates in Reserves

We believe that our reserves, allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products.  We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual product returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenues. If we were to change our assumptions and estimates, our reserves would change, which would impact the net revenues that we report.  We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Gross Margin

We consider gross margin to be a key performance indicator of our profitability.

	Three months ended
				Percentage of Total Revenues
	October 3,	September 27,		October 3,	September 27,
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Generic	$72,934	$35,932	$37,002	27.1%	27.8%
Strativa	19,204	15,530	3,674	75.7%	79.3%
Total gross margin	$92,138	$51,462	$40,676	31.3%	34.5%

Our increase in gross margin dollars for the three months ended October 3, 2009 is primarily due to higher sales of metoprolol coupled with the launches of sumatriptan and clonidine.  These three products, along with meclizine, dronabinol, propranolol, nateglinide and cabergoline, totaled approximately $53 million gross margin dollars and a margin percentage of approximately 24% for the third quarter of 2009.  Gross margin related to all other revenues (approximately $20 million and a margin percentage of approximately 44%) benefited from the generic segment’s resizing which began in the fourth quarter of 2008 that included the trimming of the generic product portfolio to only retain those marketed products that deliver acceptable gross margins, royalties, the first quarter launch of alprazolam that has a high gross margin percentage, the third quarter launch of risperidone that also has a high gross margin percentage and additional tramadol business due to loss of a competitor that had to exit the market during the second quarter of 2009.

Strativa gross margin dollars increased for the three months ended October 3, 2009, primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.  Megace® ES gross margin dollars benefitted from the additional week in the third quarter of 2009 as compared to the 13 weeks in third quarter of 2008.   Strativa’s gross margin percentage deteriorated due mainly to lower margin Nascobal® Nasal Spray sales.

	Nine months ended
				Percentage of Total Revenues
	October 3,	September 27,		October 3,	September 27,
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Generic	$195,666	$75,291	$120,375	23.3%	21.4%
Strativa	46,949	50,800	(3,851)	74.3%	78.6%
Total gross margin	$242,615	$126,091	$116,524	26.9%	30.2%

Our increase in gross margin dollars for the nine months ended October 3, 2009 is primarily due to higher sales of metoprolol coupled with the launches of sumatriptan, clonidine and dronabinol and higher sales of meclizine.  These five products, along with propranolol and cabergoline, totaled approximately $143 million gross margin dollars and a margin percentage of approximately 20% for the first three quarters of 2009.  Gross margin related to all other revenues (approximately $53 million and a margin percentage of approximately 45%) benefited from the generic segment’s resizing which began in the fourth quarter of 2008 and included the trimming of the generic product portfolio to retain only those marketed products that deliver acceptable gross margins, royalties, the first quarter launch of alprazolam that has a high gross margin percentage and additional tramadol business due to loss of a competitor that had to exit the market during the second quarter of 2009.

Strativa gross margin dollars decreased for the nine months ended October 3, 2009, primarily due to lower sales of Megace® ES.  The gross margin percentage of Nascobal® Nasal Spray was negatively impacted by purchase price adjustments associated with inventory acquired and sold in the second quarter of 2009.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Research and development:
Generic	$6,034	$11,111	($5,077)	(45.7%)	2.2%	8.6%
Strativa	424	2,673	(2,249)	(84.1%)	1.7%	13.6%
Total research and development	$6,458	$13,784	($7,326)	(53.1%)	2.2%	9.3%

Generic:

In October 2008, we announced plans to resize our generic unit as part of an ongoing strategic assessment of our businesses.  In conjunction with this action, we began to significantly reduce our internal Generic research and development effort in the first quarter of 2009.  These actions led to reduced third quarter 2009 expenditures of $5.1 million driven by a $1.8 million reduction in employment related costs on headcount reductions of approximately 65 employees.  The remainder of the savings was achieved through lower development and biostudy costs as we concentrate our efforts on completing a more focused portfolio of generic products.

Strativa:

The decrease in Strativa research and development expenditures principally reflects the non-recurrence of:

•

a $1.25 million development milestone to MonoSol Rx related to the orally dissolving film strips (“ODFS”) formulation of ondansetron; and

•

approximately $1.1 million of costs related to the development of ZensanaTM, an oral spray formulation of ondansetron.

	Nine months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Research and development:
Generic	$16,896	$36,143	($19,247)	(53.3%)	2.0%	10.3%
Strativa	2,671	10,754	(8,083)	(75.2%)	4.2%	16.6%
Total research and development	$19,567	$46,897	($27,330)	(58.3%)	2.2%	11.3%

Generic:

As cited above, we significantly reduced our internal Generic research and development spending during 2009.  Expenditures were reduced by $19.2 million driven by a $6.7 million reduction in employment related costs.  The remainder of the savings was achieved through lower development and biostudy costs as we concentrate our efforts on completing a more focused portfolio of generic products.

Strativa:

The decrease in Strativa research and development for the year-to-date period principally reflects:

•

the non-recurrence of a $5 million initial cash payment made to Alfacell Corporation in the first quarter of 2008 under an exclusive licensing agreement with Alfacell to acquire the U.S. commercialization rights to Onconase®.  On September 8, 2009, we entered into a termination and mutual release agreement with Alfacell, which terminated our commercial rights and obligations under the licensing agreement, in exchange for a 2% royalty on U.S. sales of any Onconase® product commercialized by or on behalf of Alfacell in the field of cancer;

•

the non-recurrence of approximately $2.3 million of costs related to the development of ZensanaTM, an oral spray formulation of ondansetron, which was acquired in the latter half of 2007; and

•

lower net milestone payments to MonoSol Rx relating to the orally dissolving film strips (ODFS) formulation of ondansetron as a $1.0 million milestone payment triggered by MonoSol Rx in January 2009 upon successful completion of bioequivalence reports for ODFS was more than offset by the non-recurrence of $2.5 million of development milestones that were paid during the first nine months of 2008.  On April 7, 2009, Strativa submitted an NDA for ODFS to the FDA seeking approval in 8 mg and 4 mg strengths for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  To date, Strativa has paid MonoSol Rx a total of $3.5 million for the completion of certain milestones; the next milestone payment is payable upon FDA approval of the NDA.

These reductions were slightly tempered by FDA filing fees associated with the New Drug Application for ODFS formulation of ondansetron incurred in the second quarter of 2009.

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

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Selling, general and administrative:
Generic	$20,643	$18,310	$2,333	12.7%	7.7%	14.2%
Strativa	24,663	12,354	12,309	99.6%	97.3%	63.1%
Total selling, general and administrative	$45,306	$30,664	$14,642	47.7%	15.4%	20.6%

The net increase in SG&A expenditures for the 3-month period principally reflects:

•

an increase of $9.3 million related to our on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal® Nasal Spray, as well as development costs of pipeline products;

•

higher estimated annual bonus costs of $2.9 million due to our year-to-date 2009 annual operating results being significantly better than the year-to-date 2008 operating results were at this time;

•

approximately $0.6 million of increased allocations of stock based compensation costs driven by the significant downsizing of the Research and Development organization (total stock based compensation costs for Par are essentially flat versus prior year); and

•

$0.5 million of higher legal expenditures.

	Nine months ended
					Percentage of Total Revenues

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	% Change	October 3, 2009	September 27, 2008
Selling, general and administrative:
Generic	$59,471	$58,578	$893	1.5%	7.1%	16.6%
Strativa	62,912	40,123	22,789	56.8%	99.6%	62.0%
Total selling, general and administrative	$122,383	$98,701	$23,682	24.0%	13.6%	23.7%

The net increase in SG&A expenditures for the 9-month period principally reflects:

•

an increase of $16.8 million related to Par’s on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal® Nasal Spray, as well as development costs for other products;

•

higher estimated bonus costs of $4.4 million due to our year-to-date 2009 annual operating results being significantly better than the year-to-date 2008 operating results were at this time; and

•

approximately $2.0 million of increased allocations of stock based compensation costs driven by the significant downsizing of the Research and Development organization (total stock based compensation costs for Par are essentially flat versus prior year).

Settlements and Loss Contingencies, net

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Settlements and loss contingencies, net	$62	$4,592	($3,253)	$4,592

Settlements and loss contingencies, net of $3.3 million during the nine months ended October 3, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.  On February 9, 2009, following a bench trial, the United States District Court for the Northern District of

Illinois entered a judgment in favor of Pentech and against Par in the amount of $70.0 million.  This action had alleged that we breached our contract with Pentech relating to the supply and marketing of paroxetine (Paxil®) and that we breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, we recorded $45 million in settlements and loss contingencies, net on the consolidated statements of operations for the year ended December 31, 2008.  Subsequently, in March 2009, we entered into a settlement agreement and release with Pentech under which the parties fully resolved all disputes, claims, and issues in connection with this litigation for $66.1 million.  We paid $66.1 million in cash and recorded a $3.9 million gain related to this settlement, net of $0.5 million of interest accrued from January 1, 2009.

During the three months ended September 27, 2008, the Company recorded a loss contingency of approximately $4.6 million in connection with Company’s Department of Veterans Affairs contract (refer to Notes to Condensed Consolidated Financial Statements –  Note 14 - Commitments, Contingencies and Other Matters), which represented its estimate of the loss related to an expected settlement of this matter, including interest.

Restructuring Costs

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Restructuring costs	($230)	$ -	$1,252	$ -

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

During the first nine months of 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.  These charges were somewhat tempered during the three months ended October 3, 2009, by a revision in estimate of certain termination benefit costs.

The following table summarizes the restructuring costs in the first nine months of 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of October 3, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at October 3, 2009
Severance and employee benefits to be paid in cash	$6,254	$6,254	$5,080	$1,309	($300)	$2,183
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	243	243	-	60
Total	$15,452	$6,314	$5,323	$1,552	($300)	$2,243

We previously disclosed that we had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  During the first quarter of 2009, and in conjunction with our acquisition of Nascobal® and certain assets from MDRNA (refer to Notes to Condensed Consolidated Financial Statements – Note 19 – “Acquisitions”), we have reevaluated our plan for these assets.  Under our revised plans, these assets will be held and used for the life of the asset, and therefore we had resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  We accounted for these actions as a change in estimate in accordance with U.S. GAAP.

Gain on Sale of Product Rights and other

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Gain on sale of product rights and other	$1,835	$2,200	$3,200	$4,325

During the three-month periods ended October 3, 2009 and September 27, 2008, we recognized a gain on the sale of product rights of $1.8 million and $2.2 million, related to the sale of multiple ANDAs.  During the nine month periods ended October 3, 2009 and September 27, 2008, we recognized a gain on the sale of product rights of $3.2 million and $3.7 million, respectively, related to the sale of multiple ANDAs.

In November 2007, we entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  We recorded $0.6 million in the quarter ended March 29, 2008, when our obligations were fulfilled related to this agreement.

Operating Income (Loss)

	Three months ended			Nine months ended

($ in thousands)	October 3, 2009	September 27, 2008	$ Change	October 3, 2009	September 27, 2008	$ Change
Operating income (loss):
Generic	$48,260	$4,117	$44,143	$124,500	($20,323)	$144,823
Strativa	(5,883)	505	(6,388)	(18,634)	549	(19,183)
Total operating income (loss)	$42,377	$4,622	$37,755	$105,866	($19,774)	$125,640

Our increased operating income in the second quarter of 2009 was mainly due to the increase in gross margins for the generic segment as discussed above, coupled with the decrease in research and development expenditures, somewhat tempered by sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® Nasal Spray.

Gain on Bargain Purchase

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Gain on bargain purchase	$ -	$ -	$3,021	$ -

During the nine-month period ended October 3, 2009, we recorded a $3.0 million gain related to the acquisition of certain assets and certain operating leases from MDRNA, Inc.  The acquisition has been accounted for as a bargain purchase under FASB ASC 805.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Gain on extinguishment of senior subordinated convertible notes	$1,615	$ -	$2,364	$ -

During the third quarter of 2009, we repurchased senior subordinated convertible notes that were to mature on September 30, 2010 in the aggregate principal amount of $49.6 million for approximately $47.6 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.3 million of deferred financing costs in the third quarter of 2009.  Par recorded a gain of approximately $1.6 million in the third quarter of 2009 related to this debt extinguishment.  The notes bore interest at an annual rate of 2.875%.  As of October 3, 2009, the outstanding notes had an aggregate principal amount of $78.6 million.

In June 2009, we repurchased senior subordinated convertible notes in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.07 million of deferred financing costs in the second quarter of 2009.  We recorded a gain of approximately $0.5 million in the second quarter of 2009 related to this debt extinguishment.

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

Interest Income

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Interest income	$504	$2,285	$2,328	$7,428

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds, coupled with a lower average portfolio balance principally due to the cash settlement to Pentech, the purchase price related to our acquisition of Nascobal® and certain assets from MDRNA, and the repurchase of senior subordinated convertible notes.

Interest Expense

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Interest expense	($1,773)	($3,579)	($6,935)	($10,633)

Interest expense principally includes interest payable on our senior subordinated convertible notes due 2010 and is lower primarily due to our repurchase of notes in the aggregate principal amount of $121.4 million during October 2008, March 2009, June 2009, and the third quarter of 2009.   As further detailed in Note 2 – “Change in Accounting Principle and Related Adjustments to Previously Issued Financial Statements” of the accompanying condensed consolidated financial statements, on January 1, 2009, Par adopted the provisions of FASB Accounting Standards Codification (“ASC”) 470-20 Debt - Debt with Conversion and Other Options and restated third quarter 2008 interest expense to $3.6 million.

Income Taxes

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Provision for income taxes	$16,209	$196	$39,833	($7,298)
Effective tax rate	38%	24%	37%	28%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to condensed consolidated financials statements - Note 10 – “Income Taxes”).

Discontinued Operations

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
($ in thousands)	2009	2008	2009	2008
Gain from discontinued operations	$ -	$ -	$ -	$505
Provision for income taxes	176	150	528	863
(Loss) gain from discontinued operations	($176)	($150)	($528)	($358)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, we received $0.5 million during the first quarter of 2008 which represents our share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the condensed consolidated statement of operations for the nine month period ended September 27, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Nine months ended
October 3,
($ in thousands)	2009
Cash and cash equivalents at beginning of period	$170,629
Net cash provided by operating activities	69,598
Net cash used in investing activities	(7,794)
Net cash used in financing activities	(61,747)
Net increase in cash and cash equivalents	$57
Cash and cash equivalents at end of period	$170,686

Cash provided by operations for the nine months ended October 3, 2009, reflects the cash generated by operations partially offset by cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million.  Cash flows used by investing activities were primarily driven by the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million offset by the liquidation of net investments in available for sale debt securities to fund the acquisitions and the payment of the unfavorable court decision related to Pentech.  Cash used in financing activities in the nine month period ended October 3, 2009 mainly represented the repurchase of approximately $60 million (face value) of our outstanding senior subordinated convertible notes due September 2010.

Our working capital, current assets minus current liabilities, of $243 million at October 3, 2009 increased approximately $39 million from $203 million at December 31, 2008, which primarily reflects the repurchases of our senior subordinated convertible notes during 2009.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.12x at October 3, 2009 compared to 1.69x at December 31, 2008.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In the third quarter of 2009, we collected approximately $460 million with respect to net product sales as compared to approximately $125 million in the third quarter of 2008.  For the first 3 quarters of 2009, we collected approximately $897 million with respect to net product sales as compared to approximately $415 million in the comparable period in 2008.  The increase can be attributed to our improved sales performance in the third quarter and the first 3 quarters of 2009 as compared to the prior year comparable periods, which, as discussed above, was driven primarily by metoprolol sales, the revenue from which increased dramatically in 2009 due to a fewer competitive products in the market.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our generic product pipeline included 13 first-to-file and/or first-to-market opportunities (a total of 27 ANDAs pending with the FDA) and our Strativa pipeline had 2 brand drugs in active development as of October 3, 2009.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

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

•

Cash paid for inventory purchases was approximately $68 million for the third quarter of 2009 as compared to approximately $36 million for prior year quarter.  Cash paid for inventory purchases was approximately $162 million for the first 3 quarters of 2009 as compared to approximately $107 million for the first 3 quarters of 2008.  The increase is mainly due to our 2009 sales performance improvement, which resulted in improved inventory turns.

•

Cash paid to all other suppliers and third parties was approximately $327 million for the third quarter of 2009 as compared to approximately $80 million for the prior year quarter.  Cash paid to all other suppliers and third parties was approximately $590 million for the first 3 quarters of 2009 as compared to approximately $240 million for the prior year comparable period.  The increase is mainly due to our 2009 sales performance improvement of distributed products that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees was approximately $17 million for the third quarter of 2009 as compared to approximately $17 million for the prior year quarter.  Cash compensation paid to employees was approximately $47 million for the first 3 quarters of 2009 as compared to approximately $57 million for the prior year period.  The decrease for this period was mainly due to the resizing of our generic products division begun in October 2008, which resulted in a workforce reduction of approximately 190 positions coupled with lower bonus payments in January 2009 related to 2008 operating performance as compared to bonus payments in January 2008 related to 2007 operating performance.

•

The payment of our outstanding senior subordinated convertible notes ($78.6 million principal amount outstanding at October 3, 2009) by September 2010 or sooner.  Subsequent to October 3, 2009, we commenced a “Modified Dutch Auction” tender offer for up to $65 million of our outstanding 2.875% senior subordinated convertible notes.  Refer to “Subsequent Events” below for further details.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $5.0 million, including interest, as of October 3, 2009 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2009 capital expenditures are expected to total approximately $8 million.

•

Expenditures related to current business development and product acquisition activities.  As of October 3, 2009, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $31 million. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $54 million as of October 3, 2009 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $54 million during the first two months of the fourth quarter of 2009.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

We believe that we will be able to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows that, along with existing cash, cash equivalents and available for sale securities, will allow us to meet our financial obligations over the foreseeable future.  We expect to continue to fund our operations, including our research and development activities, capital projects, in-licensing product activity and obligations under our existing distribution and development arrangements discussed herein, out of our working capital.  Our future product acquisitions may require additional debt and/or equity financing; there can be no assurance that we will be able to obtain any such additional financing when needed on acceptable or favorable terms.

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of October 3, 2009.  We do not currently anticipate utilizing additional available authorization under the repurchase program.

In addition to our cash and cash equivalents, we had approximately $40 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of October 3, 2009.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of October 3, 2009

The dollar values of our material contractual obligations and commercial commitments as of October 3, 2009 were as follows, $ amounts in thousands:

		Amounts Due by Period
Obligation	Total Monetary	2009	2010 to	2012 to	2014 and
	Obligations		2011	2013	thereafter	Other
Operating leases	$9,589	$1,217	$6,682	$1,337	$353	$ -
Convertible notes (1)	78,551	-	78,551	-	-	-
Interest payments (2)	2,258	566	1,692	-	-	-
Purchase obligations (3)	70,238	70,238	-	-	-	-
Long-term tax liability (4)	42,866	-	-	-	-	42,866
Severance payments	2,704	867	1,837	-	-	-
Product development obligation (5)	5,000	-	5,000	-	-	-
Other	461	461	-	-	-	-
Total obligations	$211,667	$73,349	$93,762	$1,337	$353	$42,866

(1)

Our senior subordinated convertible notes mature on September 30, 2010, unless earlier converted or repurchased.  Subsequent to October 3, 2009, we commenced a “Modified Dutch Auction” tender offer for up to $65 million of our outstanding 2.875% senior subordinated convertible notes due September 30, 2010.  Refer to “Subsequent Events” below for further details.

(2)

Interest payments represent the total interest due under the Notes until their contractual maturity on September 30, 2010.  A portion of these amounts would not be payable if the Notes are earlier converted or repurchased.

(3)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $32 million of the total purchase obligations at October 3, 2009 related to metoprolol.

(4)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of October 3, 2009, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  We believe that it is reasonably possible that approximately $14 million of our existing unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  For presentation on the table above, we included the related long-term liability in the “Other” column.

(5)

In accordance with an existing supply agreement, we committed to funding a portion of the third party’s plant expansion to enable the third party to increase manufacturing capacity to accommodate the production of a collaboration product, currently in development, upon FDA approval.  We will have limited rights to the manufacturing capacity at the third party’s plant in proportion to our investment whether or not the collaboration product ever receives FDA approval.  The total cost of the commitment will not exceed $5 million.  The funds are expected to be paid in 2010.

Financing

At October 3, 2009, our total outstanding short and long-term debt, including the current portion, had a face value of $78.6 million.  The amount consisted of senior subordinated convertible notes that we sold in 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted or repurchased.  We may not redeem the notes prior to the maturity date.  Subsequent to October 3, 2009, we commenced a “Modified Dutch Auction” tender offer for up to $65 million of our outstanding 2.875% senior subordinated convertible notes due September 30, 2010.  Refer to “Subsequent Events” below for further details

In conjunction with the adoption of FASB ASC 470-20, we allocated a portion of the senior subordinated convertible notes between liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of our type of convertible debt instruments entirely as debt.  The effect of FASB ASC 470-20 for our type of convertible debt instrument is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FASB ASC 470-20 was effective as of January 1, 2009, with retrospective application required.  Higher interest expense will result through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense was also higher than previously reported due to retrospective application.  As of October 3, 2009, our condensed consolidated balance sheet reflects the debt amount of $74.4 million, a related deferred tax liability amount of $1.6 million and an equity component of $2.6 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Current Report on Form 8-K dated June 19, 2009 that contains updated historical financial statements and financial data included in our 2008 Annual Report on Form 10-K for accounting adjustments related to the adoption of FASB ASC 470-20.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Current Report on Form 8-K dated June 19, 2009.

Subsequent Events

On October 14, 2009, we commenced a “Modified Dutch Auction” tender offer for a portion of our outstanding 2.875% Senior Subordinated Convertible Notes due September 30, 2010.  Under the “Modified Dutch Auction” procedure, we are offering to purchase, for cash, up to $65.0 million aggregate principal amount of the outstanding convertible notes.  As of October 14, 2009, there was approximately $78.6 million aggregate principal amount of notes outstanding.  We expect to fund the purchase of convertible notes tendered in the tender offer with available cash on hand.

On November 6, 2009, Par entered into a product licensing agreement with a third party pharmaceutical company and made an initial payment of $4 million.  A subsequent milestone of $2 million is payable upon the third party pharmaceutical company’s demonstration of certain manufacturing capabilities.  The third party pharmaceutical company will be responsible for manufacturing the product, and Par will be responsible for marketing and distribution.  The parties will share profits on any future sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on October 3, 2009 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.2 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject Par to market risk at October 3, 2009 and December 31, 2008 ($ amounts in thousands):

	October 3,	December 31,
	2009	2008
Securities issued by government agencies	$16,405	$41,541
Debt securities issued by various state and local municipalities and agencies	9,771	28,585
Other debt securities	13,591	24,320
Marketable equity securities available for sale	1,600	600
Total	$41,367	$95,046

Senior Subordinated Convertible Notes

The outstanding face value of our Senior Subordinated Convertible Notes on October 3, 2009 was $78.6 million and they bear fixed interest at an annual rate of 2.875%.  The Notes mature on September 30, 2010, unless earlier converted or repurchased.  On October 3, 2009, the Senior Subordinated Convertible Notes had a quoted market value of approximately $77.0 million, which was higher than the quoted market value as of December 31, 2008.

                We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of October 3, 2009.  Based on that evaluation, our management, including our CEO and the CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Corporate Litigation

Par and certain of its former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of Par between July 23, 2001 and July 5, 2006. The lawsuits followed Par’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that Par and certain members of its then management engaged in violations of the Exchange Act , by issuing false and misleading statements concerning Par’s financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  Par and the individual defendants have filed a motion to dismiss.  On September 30, 2009, the Court granted the motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The time for the Company and Messrs. O’Connor and Tarriff (the “Individual Defendants”) to file answers expires on October 30, 2009.  Par and the Individual Defendants intend to vigorously defend the consolidated class action.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against Par in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that Par infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, Par has answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the PTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for the testosterone

1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the Paddock litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, Par filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to vigorously defend these actions.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that Par infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that Par infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg, Propafenone HCl SR capsules.  Par has answered and counterclaimed denying Reliant’s infringement allegations, and asserted that the ’588 patent is invalid and unenforceable.  On April 17, 2009, a dismissal with prejudice was entered in the case pursuant to a settlement agreement between the parties.  In view of this agreement, Par will enter the market with generic Rythmol SR on January 1, 2011 or earlier depending on certain circumstances.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the Complaint was amended to include claims of infringement of the ‘887 patent by Par’s 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, Par’s bench trial in the U.S. District Court of Delaware concluded and Par filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of Par on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while Par filed its notice of cross appeal on September 14, 2009.  Par intends to vigorously prosecute its appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The Complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  Par and MN intend to defend these actions vigorously and pursue their counterclaims against Sanofi and Debiopharm.

On September 21, 2007, Sanofi-Aventis and Sanofi-Aventis U.S., LLC (“Sanofi-Aventis”) filed a lawsuit against Par and its development partner, Actavis South Atlantic LLC ("Actavis"), in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 4,661,491 and 6,149,940 because Par and Actavis submitted a Paragraph IV certification to the FDA for approval of 10 mg alfuzosin hydrochloride extended release tablets. Par has filed an Answer to the Complaint and counterclaim that the patents asserted are not infringed and are invalid.  On April 3, 2008, the judge ordered all actions in the case stayed pending the plaintiff’s motion for transfer and consolidation under the rules governing multi-district litigation.  On June 9, 2008, the Multi-District Litigation Panel granted plaintiff’s motion for transfer and consolidation and lifted the stay of litigation.  On December 24, 2008, Par agreed to terminate its collaboration agreement with Actavis and, with it, all obligations and all benefits related to alfuzosin.  An order for stipulated dismissal of Par from the litigation was entered May 9, 2009.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The Complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The Complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware. Par intends to defend these actions vigorously and pursue its counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of the Patent because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  Par filed its proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010.  On September 11, 2009, plaintiffs filed a motion for summary judgment in the Delaware District Court.  Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

On April 15, 2009, Par filed a declaratory judgment Complaint against Novartis and Ajinomoto Co., Inc. in the United States District Court for the Eastern District of Pennsylvania.  The Complaint seeks declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 5,463,116; 5,488,150; 6,559,188; 6,641,841; 6,844,008; and 6,878,749 in view of Par’s December 22, 2004 submission of a Paragraph IV certification to the FDA for approval of 60 mg and 120 mg nateglinide oral tablets.  On August 20, 2009, defendants entered into covenants-not-to-sue on the patents covering nateglinide oral tablets and Par filed a notice of dismissal in the district court on August 21, 2009.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because Par submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  Par filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010 and a two-week bench trial for March 28, 2011.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because Par submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  Par filed an Answer on August 21, 2009.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Alcon.

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

            In addition, at various times between 2006 and 2009, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to dispense higher priced drugs when presented with prescriptions for certain products.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if called upon to do so.

Department of Justice Matter

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Par’s estimate of the probable loss is approximately $5.0 million, including interest, which has been accrued as of October 3, 2009.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending October 3, 2009

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
June 28, 2009 through August 1, 2009	-	N/A	-	-
August 2, 2009 through August 29, 2009	7,113	N/A	-	-
August 30, 2009 through October 3, 2009	2,190	N/A	-	2,044,069
Total	9,303	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of Par’s common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of October 3, 2009.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 9,303 shares surrendered to Par to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $21.31 at October 2, 2009.

ITEM 6.  EXHIBITS

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

Date:  November 6, 2009

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